Form 10-Q
period 2011-09-30
DIME COMMUNITY BANCSHARES INC
filed 2011-11-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      September 30, 2011
OR

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

LARGE ACCELERATED FILER ___	ACCELERATED FILER X	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                       NO            X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 7, 2011
$.01 Par Value	35,023,818

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Financial Condition at September 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6
	Notes to Consolidated Financial Statements	7-32
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51-52
Item 4.	Controls and Procedures	53
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53-55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	56
Item 5.	Other Information	56
Item 6.	Exhibits	56-57
	Signatures	58

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	September 30, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$120,703	$86,193
Federal funds sold and other short-term investments	-	4,536
Investment securities held-to-maturity (estimated fair value of $5,513 and $4,408 at September 30, 2011 and December 31, 2010, respectively) (Fully unencumbered)	7,173	6,641
Investment securities available-for-sale, at fair value:
Encumbered	113,929	80,229
Unencumbered	25,697	5,413
	139,626	85,642
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	101,624	139,192
Unencumbered	4,071	5,326
	105,695	144,518
Trading securities	1,675	1,490
Loans:
Real estate, net	3,432,309	3,467,644
Other loans	2,244	2,540
Less allowance for loan losses	(21,539)	(19,166)
Total loans, net	3,413,014	3,451,018
Loans held for sale	642	3,308
Premises and fixed assets, net	32,695	31,613
Federal Home Loan Bank of New York ("FHLBNY") capital stock	47,014	51,718
Other real estate owned ("OREO")	-	-
Goodwill	55,638	55,638
Other assets	115,990	117,980
Total Assets	$4,039,865	$4,040,295
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,249,163	$2,224,851
Non-interest bearing deposits	135,454	125,730
Total deposits	2,384,617	2,350,581
Escrow and other deposits	92,345	68,542
Securities sold under agreements to repurchase	195,000	195,000
FHLBNY advances	884,775	990,525
Trust Preferred securities payable	70,680	70,680
Other liabilities	57,656	36,233
Total Liabilities	$3,685,073	$3,711,561
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2011 and December 31, 2010)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,470,184 shares and 51,219,609 shares issued at September 30, 2011 and December 31, 2010, respectively, and 35,013,131 shares and 34,593,180 shares outstanding at September 30, 2011 and December 31, 2010, respectively)	515	512
Additional paid-in capital	230,196	225,585
Retained earnings	350,094	329,668
Accumulated other comprehensive loss, net of deferred taxes	(6,143)	(6,352)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,297)	(3,470)
Unearned Restricted Stock Award common stock	(3,476)	(2,684)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,655)	(7,979)
Treasury stock, at cost (16,457,053 shares and 16,626,429 shares at September 30, 2011 and December 31, 2010, respectively)	(204,442)	(206,546)
Total Stockholders' Equity	$354,792	$328,734
Total Liabilities And Stockholders' Equity	$4,039,865	$4,040,295
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans secured by real estate	$49,139	$50,648	$151,625	$151,839
Other loans	24	28	74	97
Mortgage-backed securities	1,192	1,846	3,974	6,199
Investment securities	321	290	1,019	1,009
Federal funds sold and other short-term investments	640	702	2,089	2,125
Total interest income	51,316	53,514	158,781	161,269
Interest expense:
Deposits and escrow	6,498	7,383	20,081	22,986
Borrowed funds	10,646	11,855	33,325	38,036
Total interest expense	17,144	19,238	53,406	61,022
Net interest income	34,172	34,276	105,375	100,247
Provision for loan losses	2,217	667	5,305	7,948
Net interest income after provision for loan losses	31,955	33,609	100,070	92,299
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(83)	(1,858)	(720)	(2,594)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	24	219	25	282
Net OTTI recognized in earnings	(59)	(1,639)	(695)	(2,312)
Service charges and other fees	1,172	1,284	2,836	3,165
Net mortgage banking income	136	316	433	829
Net gain on sales of securities and other assets	(136)	76	(69)	861
Income from bank owned life insurance	420	472	1,334	1,464
Other	616	559	1,954	2,028
Total non-interest income	2,149	1,068	5,793	6,035
Non-interest expense:
Salaries and employee benefits	7,723	7,497	24,518	22,966
Stock benefit plan amortization expense	939	1,017	2,886	2,957
Occupancy and equipment	2,649	2,190	7,741	7,096
Federal deposit insurance premiums	591	1,116	2,163	3,099
Data processing costs	760	766	2,236	2,328
Provision for losses on OREO	-	65	-	422
Other	2,302	2,241	7,363	7,506
Total non-interest expense	14,964	14,892	46,907	46,374
Income before income taxes	19,140	19,785	58,956	51,960
Income tax expense	7,976	8,430	24,374	21,131
Net income	$11,164	$11,355	$34,582	$30,829
Earnings per Share:
Basic	$0.33	$0.34	$1.03	$0.93
Diluted	$0.33	$0.34	$1.02	$0.93

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$11,164	$11,355	$34,582	$30,829
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $12 and $12 during the three months ended September 30, 2011 and 2010, respectively, and $38 and $41 during the nine months ended September 30, 2011 and 2010, respectively	15	15	47	51
Reduction in non-credit component of OTTI charge, net of taxes of $4 and $601 during the three months ended September 30, 2011 and 2010, respectively, and $570 and $905 during the nine months ended September 30, 2011 and 2010, respectively	5	731	693	1,101
Non-credit component of OTTI charge recognized during the period, net of tax benefits of $(11) and $(99) during the three months ended September 30, 2011 and 2010, respectively, and $(11) and $(126) during the nine months ended September 30, 2011 and 2010, respectively	(13)	(120)	(13)	(156)
Reclassification adjustment for securities sold during the period, net of taxes of $10 during the three-month and nine-month periods ended September 30, 2011 and $384 during the nine months ended September 30, 2010	12	-	12	(467)
Net unrealized securities gains arising during the period, net of taxes of $(494) and $(348) during the three months ended September 30, 2011 and 2010, respectively, and $(457) and $131 during the nine months ended September 30, 2011 and 2010, respectively	(601)	(422)	(557)	160
Defined benefit plan adjustments, net of tax benefits of $23 and $(560) during the nine months ended September 30, 2011 and 2010, respectively	-	-	27	(680)
Comprehensive Income	$10,582	$11,559	$34,791	$30,838
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$512	$511
Shares issued in exercise of options	3	-
Balance at end of period	515	511
Additional Paid-in Capital:
Balance at beginning of period	225,585	214,654
Stock options exercised	2,627	165
Forfeited restricted stock award shares returned to treasury stock	2	3
Tax benefit of stock plans	399	88
BMP award distribution	-	(28)
BMP reclassification	-	8,007
Amortization of excess fair value over cost – ESOP stock and stock options expense	1,082	1,303
Release from treasury stock for restricted stock award and BMP benefit shares	501	47
Balance at end of period	230,196	224,239
Retained Earnings:
Balance at beginning of period	329,668	306,787
Net income for the period	34,582	30,829
Cash dividends declared and paid	(14,156)	(13,971)
BMP reclassification	-	132
Balance at end of period	350,094	323,777
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(6,352)	(5,082)
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax	47	51
Non-credit component of OTTI charge recognized during the period, net of tax	(13)	(156)
Reduction in non-credit component of OTTI during the period, net of tax	693	1,101
Change in unrealized gain or loss on available-for-sale securities during the period	(545)	(307)
Adjustments to comprehensive income from defined benefit plans, net of tax	27	(680)
Balance at end of period	(6,143)	(5,073)
ESOP:
Balance at beginning of period	(3,470)	(3,701)
Amortization of earned portion of ESOP stock	173	173
Balance at end of period	(3,297)	(3,528)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(2,684)	(2,505)
Amortization of earned portion of restricted stock awards	1,139	954
Forfeited restricted stock award shares returned to treasury stock	22	149
Release from treasury stock for restricted stock award shares	(1,953)	(1,824)
Balance at end of period	(3,476)	(3,226)
Treasury Stock, at cost:
Balance at beginning of period	(206,546)	(207,884)
Forfeited restricted stock award shares returned to treasury stock	(24)	(152)
Release from treasury stock for restricted stock award and BMP benefit shares	2,128	1,777
Balance at end of period	(204,442)	(206,259)
Common Stock Held by BMP:
Balance at beginning of period	(7,979)	(8,007)
Release from treasury stock for BMP benefit shares	(676)	-
BMP award distribution	-	28
Balance at end of period	(8,655)	(7,979)
TOTAL STOCKHOLDERS' EQUITY	$354,792	$322,462

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)

	Nine Months Ended September 30 ,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$34,582	$30,829
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on the sale of OREO	-	10
Net loss (gain) on sale of loans originated for sale	8	(321)
Net gain on sale of investment securities available-for-sale	(22)	(609)
Net gain recognized on the transfer of securities from available-for-sale into trading	-	(242)
Net loss (gain) on trading securities	105	(20)
Net depreciation and amortization	2,236	1,892
ESOP compensation expense	812	740
Stock plan compensation (excluding ESOP)	1,582	1,690
Provision for loan losses	5,305	7,948
Provision for losses on OREO	-	422
OTTI charge for investment securities recognized in earnings	695	2,312
Increase in cash surrender value of Bank Owned Life Insurance	(1,334)	(1,464)
Deferred income tax credit	(2,415)	696
Excess tax benefit of stock plans	(399)	(88)
Changes in assets and liabilities:
Origination of loans held for sale	(4,539)	(22,361)
Proceeds from sale of loans held for sale	7,957	22,753
Decrease in other assets	5,966	1,317
Increase (Decrease) in other liabilities	21,473	(938)
Net cash provided by operating activities	72,012	44,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments of investment securities held-to-maturity	118	124
Proceeds from maturities of investment securities available-for-sale	-	-
Proceeds from calls and principal repayments of investment securities available-for-sale	174,000	46,510
Proceeds from sales of investment securities available-for-sale	226	2,519
Purchases of investment securities available-for-sale	(228,132)	(71,429)
Principal collected on mortgage backed securities available-for-sale	37,706	59,062
Proceeds from sales of trading securities	136	-
Purchases of trading securities	(426)	-
Net decrease (increase) in loans	31,939	(44,664)
Proceeds from the sale of OREO	-	558
Purchases of fixed assets, net	(3,271)	(3,027)
Redemption of FHLBNY capital stock	4,704	6,235
Net cash provided by (used in) investing activities	17,000	(4,112)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	34,036	163,830
Net increase in escrow and other deposits	23,803	26,070
Increase in securities sold under agreements to repurchase	-	(35,000)
Decrease in FHLBNY advances	(105,750)	(105,150)
Repayment of subordinated note	-	(25,000)
Cash dividends paid	(14,156)	(13,971)
Exercise of stock options	2,630	165
BMP award distribution	-	-
Excess tax benefit of stock plans	399	88
Net cash (used in) provided by financing activities	(59,038)	11,032
INCREASE IN CASH AND DUE FROM BANKS	29,974	51,486
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	90,729	43,123
CASH AND DUE FROM BANKS, END OF PERIOD	$120,703	$94,609
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20,718	$22,385
Cash paid for interest	53,573	61,801
Loans transferred to OREO	-	320
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	85	92
Net decrease in non-credit component of OTTI	(1,239)	(1,724)
Adjustments to other comprehensive income from defined benefit plans, net of tax	$27	$(680)
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

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, as well as mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities.  All of the Bank's lending occurs in the greater New York City metropolitan area.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 2011, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the changes in stockholders' equity and cash flows for the nine months ended September 30, 2011 and 2010.  The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2011.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see “Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of areas in the accompanying condensed consolidated financial statements where significant estimates are utilized.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2010 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-2, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring" ("ASU 2011-2").  ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring ("TDR") outlined in Accounting Standards Codification ("ASC") No. 310-40, "Receivables—Troubled Debt Restructurings by Creditors," by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant  delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR.  ASU 2011-2 is effective for interim periods beginning on or after June 15, 2011, which is the current reporting quarter for the Company.  Please see Note 8 for a further discussion of TDRs.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20").  ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses.  ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of their financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  Adoption of ASU 2010-20 did not have a material impact upon the Company's consolidated financial condition or results of operations.

In January 2010, FASB issued Accounting Standards Update No. 2010-06, " Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-6").  ASU 2010-6 required new disclosures related to transfers into and out of fair value hierarchy Levels 1 and 2, as well as certain activities for assets with fair values measured under the Level 3 hierarchy. ASU 2010-6 also provided amendments clarifying the level of disaggregation and disclosures about inputs and valuation techniques along with conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 did not have a material impact upon the Company's financial condition or results of operations.

4.   TREASURY STOCK

The Company did not repurchase any of its common stock into treasury during the nine months ended September 30, 2011 and 2010.  On April 29, 2011, 126,304 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $15.46, and the shares were released utilizing the average historical cost method.  On May 3, 2011, 45,056 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Company's common stock on that date was $15.16, and the shares were released utilizing the average historical cost method.  On April 30, 2010, 143,083 shares of the Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Company's common stock on that date was $12.75.  The shares were released utilizing the average historical cost method.

The Company returned 1,984 and 10,176 forfeited restricted stock awards into treasury stock during the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Numerator:
Net Income per the Consolidated Statements of Operations	$11,164	$11,355	$34,582	$30,829
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	33,831,618	33,297,297	33,666,202	33,237,395
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	58,566	110,192	131,923	104,329
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(8,861)	(12,967)	(14,717)	(13,150)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	33,881,323	33,394,522	33,783,408	33,328,574

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 2,746,738 and 2,666,287 weighted-average stock options outstanding for the three-month periods ended September 30, 2011 and 2010, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 1,245,159 and 2,721,171 weighted-average stock options outstanding for the nine-month periods ended September 30, 2011 and 2010, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and nine-month periods ended September 30, 2011 and 2010, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2010, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands, Except per Share Amounts)
Options outstanding – beginning of period	3,079,040	3,327,984	3,213,007	3,266,920
Options granted	-	-	91,583	97,294
Weighted average exercise price of grants	-	-	$15.46	$12.75
Options exercised	55,955	-	276,944	19,331
Weighted average exercise price of exercised options	10.91	-	10.95	8.53
Options forfeited	10,312	-	14,873	16,899
Weighted average exercise price of forfeited options	18.11	-	17.69	$14.30
Options outstanding – end of period	3,012,773	3,327,984	3,012,773	3,327,984
Weighted average exercise price of outstanding options at the end of period	$14.97	$14.54	$14.97	$14.54
Remaining options available for grant	422,274	553,738	422,274	553,738
Exercisable options at end of period	2,801,169	2,860,928	2,801,169	2,860,928
Weighted average exercise price of exercisable options at the end of period	$15.12	$14.86	$15.12	$14.86
Cash received for option exercise cost	610	-	3,030	165
Income tax benefit recognized	94	-	339	20
Compensation expense recognized	$85	246	$444	738
Remaining unrecognized compensation expense	628	928	628	928
Weighted average remaining years for which compensation expense is to be recognized	2.9	1.8	2.9	1.8

The range of exercise prices and weighted-average remaining contractual lives of options outstanding, vested and unvested, under the Stock Plans were as follows:

	Outstanding Options as of September 30, 2011		Vested Options as of September 30, 2011
Exercise Prices	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
$8.34	149,909	7.6	92,679	7.6
$10.91	116,126	0.1	116,126	0.1
$12.75	87,541	8.6	46,345	8.6
$13.16	511,078	1.3	511,078	1.3
$13.74	863,375	5.6	863,375	5.6
$14.92	34,425	6.4	25,818	6.4
$15.10	318,492	3.7	318,492	3.7
$15.46	91,583	9.6	-	9.6
$16.45	76,320	3.3	76,320	3.3
$16.73	51,943	6.8	38,955	6.8
$18.18	80,000	6.7	80,000	6.7
$19.90	631,981	2.3	631,981	2.3
Total	3,012,773	4.1	2,801,169	3.7

The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Nine Months Ended September 30,
	2011	2010
Total options granted	91,583	97,294
Estimated fair value on date of grant	$4.82	$3.70
Pricing methodology utilized	Black- Scholes	Black- Scholes
Expected life (in years)	6.80	5.99
Interest rate	2.59%	2.76%
Volatility	42.35	43.69
Dividend yield	3.62	4.39

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Unvested allocated shares – beginning of period	324,454	332,866	309,783	295,066
Shares granted	-	-	126,304	143,083
Shares vested	-	-	109,649	95,107
Shares forfeited	-	-	1,984	10,176
Unvested allocated shares – end of period	324,454	332,866	324,454	332,866
Unallocated shares - end of period	-	-	-	-
Compensation recorded to expense	$439	$347	$1,139	$954
Income tax benefit recognized	60	-	60	68

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential, mixed use residential, mixed use commercial, commercial real estate and construction loans, as well as one-to four family residential and cooperative apartment loans with balances greater than the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank's credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

All loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both September 30, 2011 and December 31, 2010.

The Bank had no loans classified as Doubtful at September 30, 2011 or December 31, 2010.

The following is a summary of the credit risk profile of the real estate loans (principal balance only and including loans held for sale) by internally assigned grade as of the date indicated:

	Balance at September 30, 2011
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
	(Dollars in Thousands)
Pass	$66,692	$2,520,387	$333,273	$367,402	$4,705	$3,292,459
Special Mention	840	11,198	13,056	30,986	3,018	59,098
Substandard	72	20,730	5,713	17,278	2,865	46,658
Total real estate loans individually assigned a credit grade	$67,604	$2,552,315	$352,042	$415,666	$10,588	$3,398,215
Real estate loans not individually assigned a credit grade (1)	$34,736	-	-	-	-	$34,736
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances equal to or less than the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area.  The credit quality of these loans was instead evaluated based upon payment activity.

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
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances equal to or less than the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area.  The credit quality of these loans was instead evaluated based upon payment activity.

For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at September 30, 2011	Balance at December 31, 2010
	(Dollars in Thousands)
Performing	$2,237	$2,523
Non-accrual	7	17
Total	$2,244	$2,540

The following is an age analysis of past due loans (including loans held for sale) as of the dates indicated:

At September 30, 2011
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Still Accruing Interest
	(Dollars in Thousands)
Real Estate:
One- to four-family residential and cooperative unit	$1,235	$-	$72	$1,307	$101,033	$102,340	-
Multifamily residential and residential mixed use	6,782	13,817	5,341	25,940	2,526,375(a)	2,552,315	$799
Mixed use commercial real estate	5,379	1,468	3,672	10,519	341,523	352,042	-
Commercial real estate	1,036	4,129	10,751	15,916	399,750	415,666	4,441
Construction	-	-	3,297	3,297	7,291	10,588	432
Total real estate (including loans held for sale)	$14,432	$19,414	$23,133	$56,979	$3,375,972	$3,432,951	$5,672
Consumer	$4	$5	$7	$16	$2,228	$2,244	-
(a) Includes FHA/VA insured loans totaling $94.

At December 31, 2010
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Loans 90 Days or More Past Due and Still Accruing Interest
	(Dollars in Thousands)
Real Estate:
One- to four-family residential and cooperative unit	$130	$141	$223	$494	$116,774	$117,268	-
Multifamily residential and residential mixed use	4,435	2,631	11,058	18,124	2,487,054(a)	2,505,178	$3,510
Mixed use commercial real estate	190	3,051	1,217	4,458	360,607	365,065	-
Commercial real estate	3,059	7,592	11,494	22,145	446,058	468,203	331
Construction	-	-	4,500	4,500	10,738	15,238	4,500
Total real estate (including loans held for sale)	$7,814	$13,415	$28,492	$49,721	$3,421,231	$3,470,952	$8,341
Consumer	$6	$1	$17	$24	$2,516	$2,540	-
(a) Includes FHA/VA insured loans totaling $285.

All of the $8.3 million in loans 90 days or more past due and accruing interest at December 31, 2010 have been either satisfied or re-financed except for two loans totaling $426,000.  The Company expects the re-financing of these two loans to be completed prior to December 31, 2011.

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all interest associated with the missed payments.  The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and does not accept partial payments on loans on which foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO.  The Bank generally utilizes all available remedies in an effort to resolve either non-accrual loans or OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value and cash flows of the underlying collateral property are sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest.  Such elections have not been commonplace.

The following table summarizes loans on non-accrual status for the periods indicated:

	At September 30, 2011	At December 31, 2010
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family residential and cooperative unit	$72	$223
Multifamily residential and residential mixed use	4,542	7,548
Mixed use commercial real estate	3,672	1,217
Commercial real estate	6,310	11,163
Construction	2,865	-
Total real estate loans (including loans held for sale)	$17,461	20,151
Consumer loans	7	17
Total non-accrual	$17,468	$20,168

             Subsequent to September 30, 2011, six additional loans totaling $15.5 million (represented by three borrower relationships) were deemed non-accrual loans as of October 31, 2011. All of these loans were included in loans delinquent 30 to 89 days as of September 30, 2011 discussed in this document, and were loans deemed impaired as of September 30, 2011, and thus individually evaluated for impairment for purposes of determining the allowance for loan losses as of September 30, 2011.

Accruing Loans 90 Days or More Past Due:

At September 30, 2011, the Bank owned four real estate loans totaling $3.7 million that were in excess of 90 days past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  The weighted average loan-to-value ratios of three of these loans were below 30% at September 30, 2011, and the loan-to-value ratio on the fourth loan approximated 71%.  Management expects that each of these four loans will either be satisfied or formally modified in the future.  As a result, these loans remained on accrual status at September 30, 2011 and were deemed performing assets.  The Bank also had one commercial real estate loan at September 30, 2011 with an outstanding balance of $1.6 million that was temporarily in excess of 90 days past due on principal or interest payments while the borrower was finalizing negotiation of a new tenant lease for the underlying collateral property.  The new tenant commenced occupancy in October 2011, and the borrower has been making monthly payments of principal and interest on the loan since July 2011.  The Bank expects to receive all principal and interest on this loan, and therefore retained it on accrual status as of September 30, 2011.  The borrower also made a monthly payment on October 1, 2011, making the loan less than 90 days past due.

In addition, the Bank had one construction loan totaling $432,000 that was in excess of 90 days past its contractual maturity at September 30, 2011, on which it received payments throughout 2010 and the nine months ended September 30, 2011, and, on September 30, 2011, expected to either receive satisfaction or convert to a permanent real estate loan in future quarters.  As a result, this loan remained on accrual status and was deemed performing at September 30, 2011.   This loan was internally graded Special Mention at September 30, 2011, and was fully satisfied on November 1, 2011.

TDRs.

At September 30, 2011, the Bank had twenty-one loans totaling $39.2 million with terms that were modified in a manner that met the criteria for a TDR.  Eleven of these TDRs totaling $34.9 million were commercial real estate loans, seven loans totaling $2.6 million were multifamily residential and residential mixed-use real estate loans and the remaining three loans totaling $1.7 million were mixed-use commercial real estate loans.  At December 31, 2010, the Bank had nineteen loans totaling $22.6 million with terms that were modified in a manner that met the criteria for a TDR.  Eight of these TDRs were commercial real estate loans, eight were multifamily residential and residential mixed-use real estate loans and the remaining were mixed-use commercial real estate loans.  The following table summarizes outstanding TDRs as of the dates indicated:

	As of September 30, 2011		As of December 31, 2010
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in Thousands)
Outstanding principal balance at period end	21	$39,229	19	$22,558
TDRs that re-defaulted subsequent to being modified (at period end):	3	6,818	7	10,136
TDRs on accrual status at period end	17	32,199	12	12,422
TDRs on non-accrual status at period end	4	7,030	7	10,136

The Company has not restructured troubled consumer loans, as its small consumer loan portfolio is small and has not had any problem issues warranting restructuring.  Therefore, all TDRs have been made on real estate loans.  The following table summarizes activity related to TDRs as of and for the periods indicated:

For the Three-Month and Nine-Month Periods Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in Thousands)
Loans modifications identified during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	2	$573	$21,096
Commercial real estate	5	$20,523	$21,096
Concessions granted:
Temporary deferral of principal payments	5	20,523	20,523
Temporary deferral of interest payments	1	212	212
Reduction in interest rate for the remainder of the term of the loan	1	361	361
Extension of maturity	-	-	-
TOTAL	7	$21,096	$21,096

The Bank's provision for loan losses reflects $865,000 of allocated reserve associated with modifications identified as TDRs during the three-month and nine-month periods ended September 30, 2011.  In addition, prior to entering into the restructuring agreement, the Bank charged-off approximately $47,000 of principal on one TDR identified during the three-month and nine-month periods ended September 30, 2011.  Such charge-off was recognized during the year ended December 31, 2010.  Otherwise there was no impact on the Bank's allowance for loan losses related to TDRs during the three month or nine month periods ended September 30, 2011.

As of September 30, 2011, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.   All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, only the likely realizable net proceeds from either a note sale or the liquidation of collateral is considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, if such impairment was measured either from a reduction in the present value of expected cash flows of a performing TDR or from future losses deemed probable to occur on TDRs that were not otherwise specifically measured, it is reflected as an allocated reserve within the allowance for loan losses.

The following table presents, as of September 30, 2011, TDRs by collateral type for which there was a payment default within twelve months following their respective modification date:

	At or for the Three Months Ended September 30, 2011		At or for the Nine Months Ended September 30, 2011
TDRs that Subsequently Defaulted Within 12 Months of Modification:	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
	(Dollars in Thousands)
Mixed use commercial real estate	1	$508	1	$508
Commercial real estate	2	6,310	2	6,310
Total real estate (including loans held for sale)	3	$6,818	3	$6,818

The TDRs that subsequently defaulted, have, since default, been evaluated for impairment based upon the likely realizable net proceeds from either a note sale or the liquidation of collateral property.  As a result of these evaluations, aggregate charges-offs of $1.1 million were recognized against the allowance for loan losses on loans described in the above table.  None of these charge-offs were taken during the three months ended September 30, 2011.  Aggregate charge-offs of $112,000 and $219,000, respectively, were taken on TDRs that defaulted during the three-month and nine-month periods ended September 30, 2010.   In addition, during both the three-month and nine month periods ended September 30, 2011, allocated reserves totaling $91,000 were recognized on TDRs that defaulted for future losses deemed probable to occur on these loans, and were not specifically measured from the likely realizable net proceeds from either a note sale or the liquidation of collateral property.  No such allocated reserves were maintained during the three-month or nine-month periods ended September 30, 2010.

At September 30, 2011, the terms of certain other loans were modified in a manner that did not meet the definition of a TDR.  These loans had a total recorded investment as of September 30, 2011 of $14.8 million, and involved either the modification of a loan to borrowers who were not experiencing financial difficulties or a deferral in a portion of payment of 12 months or less and was therefore considered to be insignificant.  Of this total, five loans totaling $5.4 million were modified during the nine months ended September 30, 2011 (all prior to June 30, 2011).

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's internal underwriting policy.

Impaired Loans

At September 30, 2011, the Bank had fifty-six loans totaling $76.1 million deemed impaired (as defined in Note 9), compared to fifty-seven loans totaling $44.1 million as of December 31, 2010.  The average balance of impaired loans was approximately $45.9 million during the nine months ended September 30, 2011.  The average balance of impaired loans approximated its period-end balance during the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, thirty-two loans totaling $53.5 million were added to impaired status, fourteen loans totaling $5.4 million improved in such a manner that they were removed from impaired status, and write-downs of principal totaling $2.8 million were recognized on ten impaired loans. The Bank disposed of eighteen impaired loans with a recorded balance totaling $10.4 million during the nine months ended September 30, 2011, receiving an aggregate amount approximating their recorded balance.  During the nine months ended September 30, 2010, twenty-four loans totaling $18.0 million were added to impaired status, while two loans totaling $1.8 million were sold, one $425,000 loan was upgraded, and one $320,000 loan was transferred to OREO.  In addition, $3.1 million of aggregate principal balance on fourteen impaired loans at December 31, 2009 was charged-off during the nine months ended September 30, 2010.

At September 30, 2011, an aggregate balance of $2.8 million was allocated within the allowance for loan losses for probable losses on impaired loans.  At September 30, 2010, there were no impaired loans with allocated reserves.

At September 30, 2011 and December 31, 2010, loans totaling $58.7 million and $24.3 million, respectively, while on accrual status, were deemed impaired.  These loans were comprised of the following as of the respective quarter end: I) accruing TDRs;  2) loans past due 90 days or more but still accruing; and 3) loans with sufficient weakness to warrant a Substandard internal rating but possessing payment history and collateralization sufficient to maintain accrual status. Net interest received on these impaired loans totaled $1.8 million during the nine months ended September 30, 2011.

At September 30, 2011 and December 31, 2010, approximately $72,000 and $340,000, respectively, of one- to four-family residential and cooperative apartment loans with a balance equal to or less than the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area, and consumer loans were on non-accrual status, but were not included in the category of impaired loans, as these loans are considered homogeneous loan pools not individually analyzed for impairment.

Delinquent Serviced Loans Subject to a First Loss Position

The Bank has a first loss position associated with multifamily loans that it sold to FNMA between December 2002 and February 2009 (the "First Loss Position").  Under the terms of its seller/servicer agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the sold loans until the earlier of the following events: (1) the loans have been fully satisfied or enter OREO status; or (2) the First Loss Position is fully exhausted.

At September 30, 2011, within the pool of multifamily loans sold to FNMA, one $1.4 million loan was delinquent between 30 and 89 days, and one $757,000 loan was 90 days or more delinquent.  At December 31, 2010, within the pool of multifamily loans sold to FNMA, three loans totaling $3.7 million were 30 to 89 days delinquent, and no loans were 90 days or more delinquent.

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

Impaired Loan Component

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Non-accrual loans and TDRs are deemed impaired.

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

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all cooperative unit, one- to four-family residential and consumer loans in excess of the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area are individually evaluated for impairment.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan’s existing rate.  TDRs are typically separately identified for impairment and their impairment is measured with the present value of estimated future cash flows using the loan’s effective rate at inception.  If a non-performing TDR is considered to be a collateral dependent loan, it is reported, net, at the fair value of the collateral less estimated disposal costs.  For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

At September 30, 2011, there were $2.8 million of allocated reserves within the allowance for loan losses associated with impaired loans.  There were no allocated reserves associated with impaired loans at December 31, 2010.  Charge-offs of measured impairment of principal balances (full or partial) on impaired loans totaled $2.8 million and $3.1 million during the nine months ended September 30, 2011 and 2010, respectively.  In addition, charge-offs of $5.8 million were recognized during the nine months ended September 30, 2010 on impaired loans that were disposed of during the period.  As previously discussed, prior to July 1, 2010, if impairment was measured on a loan, a portion of the allowance was allocated so that the loan was reported, net of its measured impairment, once its allocated reserve within the allowance for loan losses was considered.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

The portion of the allowance for loan losses attributable to Special Mention loans increased from $1.9 million at December 31, 2010 to $2.5 million at September 30, 2011, primarily reflecting an increase of $13.7 million in Special Mention loans from December 31, 2010 to September 30, 2011.

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
v.	The period of time the loan has been held and performing

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience – Loans within the performing loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  In late 2010, the Bank updated the historical period used in this methodology.  Previously, 1992 to 1996 experience factors were used, since that period represented the most recent complete loss cycle experienced by the Bank for its geography and type of collateral.  During the final quarter of 2010, the Bank updated its experience factors to include only the period 2008 to 2010; for although the current credit cycle may not have completely run its course, the Bank concluded that there was sufficient data to make the experience factors from this period relevant and meaningful.

(ii) Economic conditions - At both September 30, 2011 and December 31, 2010, the Bank assigned an expected loss rate to its entire performing mortgage loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of and recent trends in: 1) the local unemployment rate, 2) real estate vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.  At September 30, 2010, the Bank considered the same set of variables in its analysis of expected economic loss from the performing mortgage loan portfolio, however, due to the relatively higher level of uncertainty surrounding the local real estate market at that time, the Bank arrived at a higher expected loss rate for the performing loan group as compared to September 30, 2011.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are incorporated into the methodology.  Based upon the Bank’s mitigation of only certain less critical underwriting practices during the year ended December 31, 2010 and the nine months ended September 30, 2011, this component did not impact the methodology at either September 30, 2011 or December 31, 2010.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) The period of time loans have been held and performing (Loan Seasoning) – Generally, it is assumed that loans performing for a period of at least three years are likely to result in diminishing principal losses with the passage of time.  As a result, it is assumed that a lower expected loss percentage should be applied to these loans.  This element was given considerable weight in the evaluation of the allowance for loan losses at September 30, 2010, however, received significantly less consideration in the September 30, 2011 and December 31, 2010 evaluations.  The decrease in consideration resulted from an analysis of the loss experience recognized during the 2008 to 2010 recessionary period (to which the Company migrated late in 2010), which concluded that, contrary to this common assumption, the age or seasoning of the loan did not inversely correlate to the Bank's loss experience.

Consumer Loans

Due to their small individual balances, the Bank does not evaluate individual consumer loans for impairment.  Loss percentages are applied to aggregate consumer loans based upon both their delinquency status and loan type.  These loss percentages are derived from a combination of the Company’s historical loss experience and/or nationally published loss data on these loans.  Consumer loans in excess of 120 days delinquent are typically fully charged off against the allowance for loan losses.

Changes in the aggregate allowance for loan losses for loans owned by the Bank were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Balance at beginning of period	$19,518	$23,350	$19,166	$21,505
Provision for loan losses	2,217	667	5,305	7,948
Loans charged off	(175)	(6,838)	(3,387)	(12,638)
Recoveries	27	21	325	28
Transfer from (to) reserves on loan commitments	(48)	(258)	130	99
Balance at end of period	$21,539	$16,942	$21,539	$16,942

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended September 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Beginning balance	$399	$14,396	$1,108	$3,407	$179	$19,489	$29
Charge-offs	(5)	(40)	(79)	(46)	-	(170)	(5)
Recoveries	-	1	14	12	-	27	-
Transfer (to) from reserve for loan commitments	-	(39)	(5)	(9)	5	(48)	-
Provision	(12)	230	432	1,562	1	2,213	4
Ending balance	$382	$14,548	$1,470	$4,926	$185	$21,511	$28

At or for the Nine Months Ended September 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Beginning balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34
Charge-offs	(88)	(552)	(362)	(1,642)	(725)	(3,369)	(18)
Recoveries	-	143	36	146	-	325	-
Transfer from (to) reserve for loan commitments	-	121	(11)	5	15	130	-
Provision	61	610	476	3,596	550	5,293	12
Ending balance	$382	$14,548	$1,470	$4,926	$185	$21,511	$28

At September 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Ending balance – loans individually evaluated for impairment	$-	$28,412	$5,299	$39,044	$3,297	$76,052	$-
Ending balance – loans collectively evaluated for impairment	102,340	2,519,096	346,743	376,623	7,291	3,352,093	2,244
Allowance balance associated with loans individually evaluated for impairment	-	1,440	225	1,156	-	2,821	-
Allowance balance associated with loans collectivelly evaluated for impairment	382	13,108	1,242	3,767	185	18,684	28

At December 31, 2010
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Ending balance – loans individually evaluated for impairment	$-	$16,368	$2,387	$20,842	$4,500	$44,097	$-
Ending balance – loans collectively evaluated for impairment	117,268	2,483,897	362,678	447,261	10,738	3,421,842	2,540
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-	-
Allowance balance associated with loans collectivelly evaluated for impairment	409	14,226	1,331	2,821	345	19,132	34

The following table summarizes impaired real estate loans for the periods indicated:

At September 30, 2011				For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
	(Dollars in Thousands)
Multifamily Residential and Residential Mixed Use
With no allocated reserve	$14,390	$13,902	-	$11,809	$193	$12,660	$456
With an allocated reserve	14,959	14,511	1,440	7,256	82	2,419	82
Mixed Use Commercial Real Estate
With no allocated reserve	2,822	2,595	-	3,532	67	4,011	153
With an allocated reserve	2,868	2,704	225	1,352	8	451	8
Commercial Real Estate
With no allocated reserve	13,027	11,908	-	12,607	141	14,836	286
With an allocated reserve	27,173	27,135	1,156	16,476	365	8,409	623
Construction
With no allocated reserve	4,022	3,297	-	3,297	-	3,159	213
With an allocated reserve	-	-	-	-	-	-	-
Total
With no allocated reserve	$34,261	$31,702	$-	$31,245	$401	$34,666	$1,108
With an allocated reserve	$45,000	$44,350	$2,821	$25,768	$455	$11,279	$713

At December 31, 2010
	Unpaid Principal Balance at Period End	Recorded investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
	(Dollars in Thousands)
Multifamily Residential and Residential Mixed Use
With no allocated reserve	$19,460	$16,368	$-
With an allocated reserve		-	-
Mixed Use Commercial Real Estate
With no allocated reserve	2,387	2,387	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	23,771	20,842	-
With an allocated reserve	-	-	-
Construction
With no allocated reserve	4,500	4,500	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$50,118	$44,097	-
With an allocated reserve	$-	$-	$-

Reserve for First Loss Position

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

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$318,113	$392,582	$318,113	$392,582
Total First Loss Position at end of period	16,356	18,697	16,356	18,697
Reserve Liability on the First Loss Position
Balance at beginning of period	$2,993	$2,993	$2,993	$4,373
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	-	-	(1,123)
Provision for losses on problem loans(1)	-	-	-	-
Charge-offs and other net reductions in balance	-	-	-	(257)
Balance at period end	$2,993	$2,993	$2,993	$2,993
(1) Amount recognized as a component of mortgage banking income during the period.

During the nine months ended September 30, 2011, the Bank received approval from FNMA to reduce the total First Loss Position by $434,000 for losses incurred.  During the nine months ended September 30, 2010, the Bank received approval from FNMA to reduce the total First Loss Position by $1.5 million for losses incurred.

During the years ended December 31, 2009 and 2010, the Bank elected to periodically repurchase problematic loans from within the FNMA serviced loan pool.  The repurchase of these problematic loans was made in order to expedite their resolution and control losses.  All such elections were made on an individual loan/borrower basis.  All such repurchases from FNMA were made at par, and any reserves recognized on the re-acquired loan within the FNMA reserve analysis reduced the recorded balance of the loan when it was transferred to the Bank’s portfolio.  In most instances, all economic losses realized by the Bank on the re-acquired loans were applied against the First Loss Position, and any material exceptions for individual loans were disclosed in the Company’s public filings. Since the Bank is fully responsible for all losses on FNMA serviced loans up to the First Loss Position, it has greater incentive to minimize losses. Had the resolution of these loans been left to FNMA to manage, management believes that the ultimate losses recognized would have been greater.  During the nine months ended September 30, 2010, the Bank re-acquired sixteen loans  (problematic or non-problematic) within the pool of loans serviced for FNMA having an aggregate principal balance of $22.3 million, none of which were re-acquired during the three months ended September 30, 2010.  Upon re-acquisition, aggregate liabilities of $1.1 million that were recorded related to problematic loans within the liability for the First Loss Position served to reduce the outstanding principal balance of the loans (reflecting a write-down of their outstanding principal balance to the likely realizable value of the loan or underlying collateral).

During the nine months ended September 30, 2011, the Bank re-acquired $31.8 million of loans from FNMA.  All such re-acquisitions were of non-problematic loans and were made for the sole purpose of facilitating the borrowers' refinancing.  At re-acquisition, all such loans were in the process of being either satisfied or refinanced with the Bank.  As a result, these re-acquisitions had no impact upon the reserve for the First Loss Position.

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at September 30, 2011:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$18,911	$9,969	$(965)	-	$(1,831	)(2)	$7,173	$(1,660)	$5,513
Investment securities available for sale:
Registered Mutual Funds	5,006	3,581	-	690	(19)		4,252	-	4,252
Agency notes	135,371	135,371	-	49	(46)		135,374	-	135,374
Pass-through MBS issued by GSEs	77,750	77,750	-	4,938	-		82,688	-	82,688
Collateralized mortgage obligations ("CMOs") issued by GSEs	19,313	19,313	-	436	-		19,749	-	19,749
Private issuer pass through MBS	1,789	1,789	-	-	(112)		1,677	-	1,677
Private issuer CMOs	1,556	1,556	-	25	-		1,581	-	1,581
Total	$259,696	$249,329	$(965)	$6,138	$(2,008)		$252,494	$(1,660)	$250,834
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on
     September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2010:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrealized Losses	Fair Value
			(Dollars in Thousands)
Investment securities held-to-maturity:
TRUPS	$19,008	$10,760	$(2,203)	-	$(1,916	)(2)	$6,641	$(2,233)	$4,408
Investment securities available for sale:
Registered Mutual Funds	4,962	3,537	-	957	(4)		4,490	-	4,490
Agency notes	81,388	81,388	-	5	(241)		81,152	-	81,152
Pass-through MBS issued by GSEs	100,847	100,847	-	5,236	-		106,083	-	106,083
CMOs issued by GSEs	32,953	32,953	-	1,012	-		33,965	-	33,965
Private issuer pass through MBS	2,363	2,363	-	-	(65)		2,298	-	2,298
Private issuer CMOs	2,122	2,122	-	50	-		2,172	-	2,172
Total	243,643	233,970	$(2,203)	7,260	(2,226)		236,801	(2,233)	$234,568
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the remaining unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At September 30, 2011, the agency note investments in the above table had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due after one year through five years	$134,981	$134,982
Due after five years through ten years	390	392
	$135,371	$135,374

The held-to-maturity TRUPS had a weighted average term to maturity of 23.2 years at September 30, 2011.  At September 30, 2011, MBS available-for-sale (which include pass-through MBS issued by GSEs, CMOs issued by GSEs, private issuer pass through MBS and private issuer CMOs) possessed a weighted average contractual maturity of 16.9 years and a weighted average estimated duration of 2.1 years.  There were no sales of MBS available-for-sale during the nine months ended September 30, 2011 or 2010.

There were no sales of investment securities available-for-sale during the nine months ended September 30, 2011.  Proceeds from the sales of investment securities available-for-sale (which include mutual funds and agency notes) were $2.5 million during the nine months ended September 30, 2010.  Gains of $850,000 were recognized on these sales.  On March 31, 2010, the Company transferred nine mutual fund investments totaling $1.4 million from available-for-sale to trading.  Unrealized holding gains totaling $242,000 were recognized on these investments on the date of transfer.

At September 30, 2011, in management’s judgment, the credit quality of the collateral pool underlying six of the Company's eight TRUPS had deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At September 30, 2011, these six securities had credit ratings ranging from "D" to "Caa3." The Company applied ASC 320-10-65 to determine the credit related component of OTTI for the nine TRUPS by discounting the expected future cash flows applicable to the securities at the effective interest rate implicit in the security at the date of acquisition by the Company.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended September 30, 2011			At or for the Three Months Ended September 30, 2010
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$8,883	$951	$9,834	$6,445	$3,815	$10,260
OTTI recognized on securities with previous OTTI	59	24	83	1,639	219	1,858
Reductions and transfers to credit-related OTTI	-	-	-	-	(1,327)	(1,327)
Amortization of previously recognized OTTI	-	(9)	(9)	-	(6)	(6)
Cumulative balance at end of the period	$8,942	$966	$9,908	$8,084	$2,701	$10,785

	At or for the Nine Months Ended September 30, 2011			At or for the Nine Months Ended September 30, 2010
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$8,247	$2,203	$10,450	$5,772	$4,425	$10,197
OTTI recognized on securities with previous OTTI	695	25	720	2,312	282	2,594
Reductions and transfers to credit-related OTTI	-	(1,245)	(1,245)	-	(1,946)	(1,946)
Amortization of previously recognized OTTI	-	(17)	(17)	-	(60)	(60)
Cumulative balance at end of the period	$8,942	$966	$9,908	$8,084	$2,701	$10,785

The remaining aggregate amortized cost of TRUPS potentially subject to future OTTI charges through earnings was $10.0 million at September 30, 2011.  Of this total, unrealized losses of $2.8 million have already been recognized as a component of accumulated other comprehensive loss.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's equity mutual funds (contained within investment securities available-for-sale):

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2011	2010	2011	2010
PRE-TAX OTTI	(Dollars in Thousands)
Cumulative balance at the beginning of the period	$1,425	$1,425	$1,425	$3,063
OTTI recognized during the period	-	-	-	_
Reduction of OTTI for securities sold during the period	-	-	-	(1,302)
Reduction of OTTI for securities transferred to trading during the period	-	-	-	(336)
Cumulative balance at end of the period	$1,425	$1,425	$1,425	$1,425

During the nine months ended September 30, 2010, the Company sold portions of mutual fund investments for which it had previously recognized OTTI charges, recovering $1.3 million, of the apportioned OTTI previously recognized on these fund shares.

In addition, during the nine months ended September 30, 2010, the Company transferred mutual fund balances from available-for-sale into trading as part of a re-positioning of a portion of its BMP investments.  The transfer of these mutual funds during 2010 resulted in the recovery of approximately $336,000 of previously recognized OTTI charges.  Any recovery in value of mutual funds has been recognized as a component of other comprehensive income for mutual funds that both have had OTTI charges and have not been either subsequently sold or transferred into trading.

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of September 30, 2011, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Investment securities held-to-maturity:
TRUPS (1)	$5,513	$4,456	$5,513	$4,456	$-	$-
Investment securities available for sale:
Agency notes	34,954	46	-	-	34,954	46
Registered Mutual Funds (2)	760	19	-	-	760	19
Private issuer pass through MBS	1,677	112	1,677	112	-	-
Total	$42,904	$4,633	$7,190	$4,568	$35,714	$65
(1)
At September 30, 2011, the recorded balance of these securities was $7.2 million.  This balance reflected both the remaining unrealized loss of $1.8 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for two TRUPS that have not been deemed OTTI, and an unrealized loss of $965,000 that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for five TRUPS that have been deemed OTTI.  In accordance with both ASC 320-10-35-17 and ASC 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

(2)	Comprised of two Domestic Equity Mutual Funds.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2011, two of the TRUPS, with an amortized cost of $7.2 million, were not deemed to have OTTI.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $1.8 million at September 30, 2011, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At September 30, 2011, both of these securities had ratings ranging from "CC" to "Ba1."  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at September 30, 2011 were temporary, and that the full value of the investments will be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

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

The remaining six TRUPs, with an aggregate amortized cost of $3.4 million at September 30, 2011, have previously been determined to meet the OTTI criteria.

Private Issuer Pass Through MBS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2011, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $1.8 million and an unrealized loss of $112,000. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 28% during the twelve months ended September 30, 2011.  At September 30, 2011, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the current economic environment, and determined that this security could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell this security before the recovery of its remaining amortized cost.

                The following summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2010, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Total		12 or More Consecutive Months of Unrealized Losses		Less than 12 Consecutive Months of Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(Dollars in thousands)
Investment securities held-to-maturity:
TRUPS	$4,408	$6,352	$4,408	$6,352	$-	$-
Investment securities available for sale:
Agency notes	75,756	241	-	-	75,756	241
Registered Mutual Funds (1)	506	4	-	-	506	4
Private issuer pass through MBS	2,298	65	2,298	65
Total	$82,968	$6,662	$6,706	$6,417	$76,262	$245
(1) Comprised of one Fixed Income Mutual Fund.

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

The following tables present the assets that are reported on the condensed consolidated statements of financial condition at fair value as of September 30, 2011 by level within the fair value hierarchy.  As required by ASC 820-10, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at September 30, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three-Month and Nine-Month Periods Ended September 30, 2011
	(Dollars in Thousands)
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$700	$700	$-	$-	$115
International Equity Mutual Funds	102	102	-	-	29
Fixed Income Mutual Funds	873	873	-	-	6
Investment securities available-for-sale:					-
Agency obligations	135,374	-	135,374	-	-
Registered Mutual Funds
Domestic Equity Mutual Funds	2,891	2,891	-	-	-
International Equity Mutual Funds	296	296	-	-	-
Fixed Income Mutual Funds	1,065	1,065	-	-	-
MBS available-for-sale	105,695	-	105,695	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three-Month and Nine-Month Periods Ended September 30, 2010
	(Dollars in Thousands)				($ in Thousands)
Trading Securities (Registered Mutual Funds)
Domestic Equity Mutual Funds	$672	$672	$-	$-	$-
International Equity Mutual Funds	108	108	-	-	-
Fixed Income Mutual Funds	710	710	-	-	-
Investment securities available-for-sale:		4,883			-
Agency obligations	81,152	-	81,152		-
Registered Mutual Funds
Domestic Equity Mutual Funds	3,097	3,097	-	-	-
International Equity Mutual Funds	367	367	-	-	-
Fixed Income Mutual Funds	1,026	1,026	-	-	-
MBS available-for-sale	144,518	-	144,518	-	-

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

The Company’s trading securities are registered, actively-traded mutual funds that satisfy the criteria for Level 1 valuation. The Company's available-for-sale investment securities and MBS at September 30, 2011 were categorized as follows:

Investment Category	Percentage of Total	Valuation Level Under ASC 820-10
Agency Notes	55.2%	Two
Pass Through MBS or CMOs issued by GSEs	41.8	Two
Pass Through MBS or CMOs issued by entities other than GSEs	1.3	Two
Registered Mutual Funds (Domestic Equity, International Equity and Fixed Income)	1.7	One

The agency notes owned by the Company possessed the highest possible credit rating published by multiple established credit rating agencies as of September 30, 2011.  Obtaining a market value as of September 30, 2011 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs, which comprised approximately 41.8% of the Company's total available-for-sale investment securities and

MBS at September 30, 2011, all possessed the highest possible credit rating published by multiple established credit rating agencies as of September 30, 2011.  Obtaining a market value as of September 30, 2011 for these securities utilizing significant observable inputs as defined under ASC 820-10 was not difficult due to their considerable demand.  In accordance with established policies and procedures, the Company utilized a midpoint value obtained as its recorded fair value for securities that were valued with significant observable inputs.

As of September 30, 2011 and 2010, the Company owned one pass through MBS issued by an entity other than a GSE.  This security had an amortized cost basis of $1.8 million at September 30, 2011.  The Company's investment is within the senior tranche of this security, and the weighted average contractual interest rate on the security was 5.0% at both September 30, 2011 and 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of September 30, 2011, had a weighted average coupon of 5.24% and a weighted average loan-to-value ratio of 43%.  Approximately 25% of the underlying mortgages are located in California, while the remainder are diversified geographically, and less than 12% of the total underlying mortgage pool was delinquent at September 30, 2011.   The credit ratings on this security ranged from Caa1 to CC at September 30, 2011.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at September 30, 2011 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible independent market sources, and verified that the values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of September 30, 2011 and 2010, the Company owned one CMO issued by an entity other than a GSE.  This security had an amortized cost basis of $1.6 million at September 30, 2011.  The Company's investment is within the senior tranche of this security, and the weighted average contractual interest rate on the security was 4.5% at both September 30, 2011 and 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of September 30, 2011, had a weighted average coupon of 5.39% and a weighted average loan-to-value ratio approximating 28%. Approximately 45% of the underlying mortgages are located in California, while the remainder are diversified geographically.  Approximately two percent of the total underlying mortgage pool was delinquent at September 30, 2011.   This security possessed the highest possible credit rating published by multiple established credit rating agencies at September 30, 2011.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient  at September 30, 2011 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2011
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended September 30, 2011		Losses for the Nine Months Ended September 30, 2011
	(Dollars in Thousands)					(Dollars in Thousands)
Investment securities held-to-maturity (TRUPS)	$291	(1)	$-	$-	$291	$83	(2)	$720	(2)
Impaired loans
Multifamily Residential and Residential Mixed Use Real Estate	28,056		-	-	28,056	39	(3)	409	(3)
Mixed Use Commercial Real Estate	5,299		-	-	5,299	65	(3)	325	(3)
Commercial Real Estate	18,520		-	-	18,520	44	(3)	1,506	(3)
Construction	3,297		-	-	3,297	-	(3)	725	(3)
(1)      Amount represents the fair value of three held-to-maturity TRUPS that were deemed OTTI at September 30, 2011.
(2)      Amount represents the total OTTI (credit or non-credit related) recognized on TRUPS during the three-month and nine-month periods ended September 30, 2011.
(3)      Amount represents aggregate net charge-offs on impaired loans during the three-month and nine-month periods ended September 30, 2011.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended September 30, 2010		Losses for the Nine Months Ended September 30, 2010
	(Dollars in Thousands)					(Dollars in Thousands)
TRUPS	$650	(1)	$-	$-	$650	$1,858	(2)	$2,594	(2)
Impaired loans:
Multifamily Residential and Residential Mixed Use Real Estate	16,368		-	-	16,368	3,293	(3)	8,465	(3)
Mixed Use Commercial Real Estate	2,387		-	-	2,387	1,390	(3)	1,550	(3)
Commercial Real Estate	20,842		-	-	20,842	1,987	(3)	2,430	(3)
Construction	4,500		-	-	4,500	-		-
(1)      Amount represents the fair value of two held-to-maturity TRUPS that were deemed OTTI at December 31, 2010.
(2)      Amount represents the total OTTI (credit or non-credit related) recognized on TRUPS during the three-month and nine-month periods ended September 30, 2010.
(3)      Amount represents total charge-offs on impaired loans during the three-month and nine-month periods ended September 30, 2010.

TRUPS Held to Maturity - At September 30, 2011 and December 31, 2010, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of September 30, 2011.  As a result, at both September 30, 2011 and December 31, 2010, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting; 2) An internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting; and 3) a minimum of two of three available independent cash flow model valuations were averaged and given a 45% weighting.

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

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at September 30, 2011 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value, or, more commonly, either a current independent appraisal or a drive-by inspection combined with a comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker.  An appraisal is generally ordered for all impaired multifamily residential, mixed use or commercial real estate loans for which the most recent appraisal is more than one year old.  The Bank never adjusts independent appraisal data upward.  Occasionally, management will adjust independent appraisal data downward based upon its own lending expertise and/or experience with the subject property, utilizing such factors as potential note sale values, or a more refined estimate of costs to repair and time to lease the property.  Adjustments for potential disposal costs are also considered when determining the final appraised value.  In instances in which foreclosure and sale of the collateral property are deemed to provide the likely ultimate realizable value, a total discount of 10% is applied against the realizable value, of which 5% relates to the recognition that the asset is being disposed in a distressed manner, and 5% relates to estimated disposal costs.  Of the 50 impaired loans at September 30, 2011, management utilized a likely negotiated note sale value as the valuation for one of the loans and reduced the independent appraisal value in determining the fair value of eight of the loans.

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

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not deemed warranted (generally loans that are sufficiently collateralized).  In addition, the valuation of loans generally reflects the consideration of sale pricing for loan types that had traditionally been subject to sales to FNMA (over 80% of the outstanding loan portfolio).  However, due to significant market dislocation for multifamily loan sales that commenced in 2008, secondary market prices were given little weighting in deriving loan valuation at September 30, 2011.   The valuation of impaired loans for which a write down is warranted was discussed previously within this Note.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amounts and estimated fair values of all of the Company's financial instruments and liabilities were as follows:

At September 30, 2011	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$120,703	$120,703
Federal funds sold and other short term investments	-	-
Investment securities held to maturity (TRUPS)	7,173	5,513
Investment securities available for sale:
Agency obligations	135,374	135,374
Domestic Equity Mutual Funds	2,891	2,891
International Equity Mutual Funds	296	296
Fixed Income Mutual Funds	1,065	1,065
Pass-through MBS issued by GSEs	82,688	82,688
CMOs issued by GSEs	19,749	19,749
Private issuer pass-through MBS	1,677	1,677
Private issuer CMOs	1,581	1,581
Trading securities	1,675	1,675
Loans, net	3,413,014	3,598,186
Loans held for sale	642	643
MSR	1,762	2,319
FHLBNY capital stock	47,014	N/A
Liabilities:
Savings, money market and checking accounts	1,356,069	1,356,069
CDs	1,028,548	1,047,068
Escrow and other deposits	92,345	92,345
REPOs	195,000	224,280
FHLBNY advances	884,775	938,126
Trust Preferred securities payable1	70,680	66,439
Commitments to extend credit	629	629

1 The fair value of these liabilities is measured by an independent market quotation obtained from a market maker in the underlying security.

At December 31, 2010	Carrying Amount	Fair Value
	(Dollars in Thousands)
Assets:
Cash and due from banks	$86,193	$86,193
Investment securities held to maturity (TRUPS)	6,641	4,408
Investment securities available for sale:
Agency obligations	81,152	81,152
Domestic Equity Mutual Funds	3,097	3,097
International Equity Mutual Funds	367	367
Fixed Income Mutual Funds	1,026	1,026
Pass-through MBS issued by GSEs	106,083	106,083
CMOs issued by GSEs	33,965	33,965
Private issuer pass through MBS	2,298	2,298
Private issuer CMOs	2,172	2,172
Loans, net	3,451,018	3,598,027
Loans held for sale	3,308	3,309
MSR	2,271	2,840
Federal funds sold and other short-term investments	4,536	4,536
FHLBNY capital stock	51,718	N/A
Liabilities:
Savings, money market and checking accounts	1,290,929	1,290,929
CDs	1,059,652	1,074,114
Escrow and other deposits	68,542	68,542
REPOs	195,000	217,735
FHLBNY advances	990,525	1,032,555
Trust Preferred securities payable1	70,680	63,612
Commitments to extend credit	631	631
1 The fair value of these liabilities is measured by an independent market quotation obtained from a market maker in the underlying security.

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

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)

Service cost	$-	$33	$-	$29
Interest cost	339	86	358	79
Actuarial adjustment to prior period interest cost and amortization	-	-	-	-
Expected return on assets	(361)	-	(347)	-
Unrecognized past service liability	-	-	-	14
Amortization of unrealized loss	312	29	263	-
Net periodic cost	$290	$148	$274	$122

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan
	(Dollars in thousands)

Service cost	$-	$99	$-	$87
Interest cost	1,017	258	1,073	237
Actuarial adjustment to prior period interest cost and amortization	-	-	353	-
Expected return on assets	(1,083)	-	(1,041)	-
Unrecognized past service liability	-	-	-	42
Amortization of unrealized loss	936	87	789	-
Net periodic cost	$870	$444	$1,174	$366

The Company disclosed in its consolidated financial statements for the year ended December 31, 2010 that it expected to make contributions or benefit payments totaling $48,000 to the Employee Retirement Plan, $389,000 to the BMP, $135,000 to the Outside Director Retirement Plan, and $173,000 to the Postretirement Plan during the year ending December 31, 2011.  The Company made contributions of $36,000 to the Employee Retirement Plan during the nine months ended September 30, 2011, and expects to make an additional $12,000 of contributions or benefit payments during the remainder of 2011.  The Company made benefit payments of $96,000 to the Outside Director Retirement Plan during the nine months ended September 30, 2011, and expects to make an additional $32,000 of contributions or benefit payments during the remainder of 2011.  The Company made net contributions totaling $153,000 to the Postretirement Plan during the nine months ended September 30, 2011, and expects to make the remainder of the estimated $173,000 of net contributions or benefit payments during 2011.  The Company contributed $1.0 million to the BMP during the nine months ended September 30, 2011, all of which related to reinstatement benefits that were separate in nature from the $389,000 actuarily determined contributions expected for 2011.  The Company does not expect to make the $389,000 of benefit payments to the BMP during 2011, since anticipated retirements that formed the basis for these expected benefit payments in 2011 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended September 30, 2011, the Company's consolidated effective tax rate was 41.7%, slightly above its expected 41% normalized rate.   During the nine months ended September 30, 2011, the Company's consolidated effective tax rate was 41.1%, approximating its expected 41% normalized rate.

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

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Gain (loss) on the sale of loans originated for sale	$6	$140	$(8)	$321
Credit (Provision) to the liability for First Loss Position	-	-	-	-
Recovery of write down of mortgage servicing asset	-	-	-	-
Mortgage banking fees	130	176	441	508
Net mortgage banking income	$136	$316	$433	$829

 Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.  All of the Bank's lending occurs in the greater New York City metropolitan area.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on multifamily residential and mixed-use real estate loans.  In late 2008, the Company began restricting its plans for future growth based upon the desire to retain capital levels sufficient to accommodate potential credit quality problems resulting from the downturn in the economy and the local real estate market.  This strategy continued throughout 2009, 2010 and the nine months ended September 30, 2011.

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

The years ended December 31, 2010 and 2009 and the nine months ended September 30, 2011 were dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions, coupled with ongoing economic and political turmoil in various parts of the world.  These events led to historically high dislocations in credit markets, creating favorable origination spreads from the benchmark origination interest rates during the period.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which greatly impact the pricing of the Bank's retail deposits), benefited both the net interest spread and net interest margin during the year ended December 31, 2010 and the nine months ended September 30, 2011, thus favorably impacting the Company's consolidated earnings.  Partially offsetting this benefit were increased credit costs on Bank-owned loans and TRUPS that were recognized during 2010 and the first nine months of 2011, as well as increased credit costs recognized during 2009 on loans sold to FNMA with recourse.  During the nine months ended September 30, 2011, the FOMC prolonged its monetary policy actions aimed at maintaining both short-term and long-term interest rates at historically low levels.  This continued to benefit the Company's funding costs during the three-month and nine-month periods ended September 30, 2011, while adversely impacting the average yield on its interest earning assets.

During the nine months ended September 30, 2011, the Company experienced an increased level of prepayment and satisfaction activity, as management elected not to pursue loans that were either: 1) unfavorable from an interest rate repricing standpoint; or 2) required underwriting criteria in excess of management's risk tolerance.  Should such levels of prepayment continue, they will adversely impact the Company's net interest margin during the remainder of 2011.

During the period January 1, 2009 to September 30, 2011, credit costs remained significantly higher than the levels experienced prior to 2009.

Recent Market Developments

On October 19, 2010, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a new Restoration Plan (the “Restoration Plan”) to ensure that the Deposit Insurance Fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”).  Among other matters, the Restoration Plan provides that the FDIC will forego the uniform nine basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%.  The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as the Bank) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.  Implementation of the Restoration Plan is not expected to have a material effect upon the Company's consolidated operating results.

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

The new rate schedule and other revisions to the assessment rules became effective April 1, 2011 and were used to calculate the Bank’s June 30, 2011 invoices for assessments due September 30, 2011.  As revised by the final rule, for depository institutions with less than $10 billion in assets, such as the Bank, the initial base assessment rates range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  Total base assessment rates, after applying the unsecured debt and brokered deposit adjustments, range from two and one-half to forty-five basis points.  The Company experienced a reduction of $633,000 in deposit insurance expense during the September 2011 quarter compared to the March 2011 quarter as a result of the implementation of the new assessment rate schedule.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2011		2010		2011		2010
Performance and Other Selected Ratios:
Return on Average Assets	1.10%		1.11%		1.12%		1.00%
Return on Average Stockholders' Equity	12.70		14.23		13.46		13.22
Stockholders' Equity to Total Assets	8.78		8.07		8.78		8.07
Loans to Deposits at End of Period	144.06		143.97		144.06		143.97
Loans to Earning Assets at End of Period	91.94		91.71		91.94		91.71
Net Interest Spread	3.39		3.44		3.41		3.28
Net Interest Margin	3.58		3.60		3.62		3.47
Average Interest Earning Assets to Average Interest Bearing Liabilities	111.12		108.83		111.41		108.80
Non-Interest Expense to Average Assets	1.48		1.46		1.52		1.51
Efficiency Ratio	40.98		40.35		41.91		43.05
Effective Tax Rate	41.67		42.61		41.34		40.67
Dividend Payout Ratio	42.42		41.18		41.18		45.16
Per Share Data:
Reported EPS (Diluted)	$0.33		$0.34		$1.02		$0.93
Cash Dividends Paid Per Share	0.14		0.14		0.42		0.42
Stated Book Value	10.13		9.33		10.13		9.33
Asset Quality Summary:
Net Charge-offs	$148		$6,817		$3,062		$12,610
Non-performing Loans	17,468		19,598		17,468		19,598
Non-performing Loans/Total Loans	0.51%		0.57%		0.51%		0.57%
Non-performing Assets	$18,483		$20,242		$18,483		$20,242
Non-performing Assets/Total Assets	0.46%		0.51%		0.46%		0.51%
Allowance for Loan Loss/Total Loans	0.63		0.49		0.63		0.49
Allowance for Loan Loss/Non-performing Loans	123.31		86.45		123.31		86.45
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.05	x	1.98	x	2.07	x	1.49	x
Excluding Interest on Deposits	2.64		2.56		2.69		1.78
(1) Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses, reserves for loan commitments, and the liability for the First Loss Position, the valuation of MSR, asset impairments (including the assessment of impairment of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

At September 30, 2011, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of September 30, 2011.  As a result, at both September 30, 2011 and 2010, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the condensed consolidated financial statements).

At September 30, 2011 and 2010, the Company had an investment in nine mutual funds totaling $1.7 million that were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at September 30, 2011 and 2010 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the condensed consolidated financial statements for a reconciliation of OTTI on securities during the three months ended September 30, 2011 and 2010.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all interest associated with the missed payments.  The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and does not accept partial payments on loans on which foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO.  The Bank generally utilizes all available remedies in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value and cash flows of the underlying collateral property are sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest.  Such elections have not been commonplace.

Accounting for Defined Benefit Plans.  Defined benefit plans are accounted for in accordance with ASC 715, which requires an employer sponsoring a single employer defined benefit plan to recognize the funded status of such benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration entity in order to assist in measuring the funded status of its defined benefit plans.

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

Retail branch and Internet banking deposits increased $34.0 million during the nine months ended September 30, 2011, compared to an increase of $163.8 million during the nine months ended September 30, 2010.  Within deposits, core deposits (i.e., non-CDs) increased $65.1 million during the nine months ended September 30, 2011, due to both successful gathering efforts tied to promotional offerings as well as increased commercial checking balances, while CDs decreased $31.1 million during the nine months ended September 30, 2011, primarily as a result of runoff of maturing promotional deposits for which the Bank did not bid aggressively to retain.  During the nine months ended September 30, 2010, CDs increased $109.4 million, fueled by a promotional 15-month individual retirement account CD campaign, while core deposits increased $54.4 million, led by inflows of $34.7 million of competitively priced money markets.

During the nine months ended September 30, 2011, the Bank reduced its FHLBNY advances by $105.8 million.  Since the Bank experienced growth in liquid funds during the first six months of 2011, from a combination of deposit inflows and higher loan principal repayments, it elected to utilize a portion of this additional liquidity to reduce its borrowed funds balance during the nine months ended September 30, 2011, as borrowings carry a higher average cost of funds than deposits.  The Bank coupled this action with a restructuring of a portion of its remaining borrowing portfolio, which served to extend its average repricing term.

During the nine months ended September 30, 2011, principal repayments totaled $533.2 million on real estate loans (including refinanced loans) and $38.8 million on MBS.  During the nine months ended September 30, 2010, principal repayments totaled $328.9 million on real estate loans and $59.1 million on MBS.  The increase in principal repayments on real estate loans resulted from increased refinancing activity, as borrowers within the Bank's loan portfolio became more active in refinancing loans that were approaching their contractual interest rate adjustment date.  The decline in principal repayments on MBS resulted from a reduction of $68.5 million in their average balance from the nine months ended September 30, 2010 to the nine months ended September 30, 2011.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At September 30, 2011, the Bank had an additional potential borrowing capacity of $524.5 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements imposed by the FHLBNY (i.e., stock valued at 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, which, as a general matter, are based on the amount and composition of an institution's assets. At July 20, 2011,  the Bank's primary regulator was the Office of Thrift Supervision ("OTS"), and the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.  Effective July 21, 2011, the Bank's primary regulator transitioned from the OTS to the Office of the Comptroller of the Currency ("OCC').  The regulatory transition did not result in a material change in regulatory capital requirements for the Bank. Prior to July 21, 2011, the Holding Company was additionally regulated by the OTS, which imposed no formal capital requirements on the Holding Company.  As of July 21, 2011, the Holding Company's primary regulator transitioned to the Federal Reserve Board, which imposes minimum capital requirements on the Holding Company.  The Holding Company is in compliance with those requirements.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to holders of the Holding Company's common stock.  During the nine months ended September 30, 2011 and 2010, real estate loan originations totaled $474.8 million and $341.3 million, respectively.  The increase from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 reflected higher marketplace loan demand.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $228.1 million during the nine months ended September 30, 2011, compared to  $71.4 million during the nine months ended September 30, 2010.  Virtually all of the 2010 and 2011 purchases were limited to medium-term agency notes, as management elected to utilize liquidity generated during the nine months ended both September 30, 2011 and 2010 from loan and MBS repayments, as well as both customer deposit and mortgagor escrow inflows, to acquire medium term agency notes that provide additional yield over short-term investments or cash balances.

The Holding Company did not repurchase any shares of its common stock during the nine months ended September 30, 2011.  As of September 30, 2011, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $10.13 per share closing price of its common stock as of September 30, 2011, the Holding Company would utilize $11.4 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Company paid $14.2 million in cash dividends on its common stock during the nine months ended September 30, 2011, and $14.0 million during the nine months ended September 30, 2010.   The increase resulted from a net increase of approximately 465,000 shares outstanding from September 30, 2010 to September 30, 2011.

On May 1, 2010, the Company repaid a $25.0 million subordinated note borrowing at its contractual maturity.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment and for minimum monthly payments under its data systems contract.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOs.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which became callable at any time commencing in April 2009.  The Holding Company does not currently intend to call this debt.  On May 1, 2010, the Holding Company satisfied at maturity an outstanding $25.0 million non-callable subordinated note.  None of the outstanding contractual obligations have changed materially since December 31, 2010.  The Company additionally had a reserve recorded related to unrecognized income tax benefits totaling $1.4 million at September 30, 2011.  The facts and circumstances surrounding this obligation have not changed materially since December 31, 2010.  Please refer to Note 14 to the Company's consolidated audited financial statements for the year ended December 31, 2010 for a further discussion of the unrecognized income tax benefits.

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

The following table presents off-balance sheet arrangements as of September 30, 2011:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$37,106	$-	$-	$-	$37,106
Other loan commitments (1)	52,368	-	-	-	52,368
Other Commitments:
First Loss Position on loans sold to FNMA (1)	16,356	-	-	-	16,356
Total Commitments	$105,830	$-	$-	$-	$105,830

(1) In accordance with the requirements of both ASC 450-20-25 and ASC 460-10-25, as of September 30, 2011, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $278,000 and $3.0 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both September 30, 2011 and December 31, 2010, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Accrual of interest is generally discontinued on loans that have missed three consecutive monthly payments, at which time the Bank reverses all interest associated with the missed payments.  The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and does not accept partial payments on loans on which foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO.  The Bank generally utilizes all available remedies in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible taking into account market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value and cash flows of the underlying collateral property are sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest.  Such elections have not been commonplace.

Non-accrual Loans

Within the Bank's portfolio, non-accrual loans totaled $17.5 million and $20.2 million at September 30, 2011 and December 31, 2010, respectively, representing 0.51% and 0.58% of total loans at September 30, 2011 and December 31, 2010, respectively.  During the nine months ended September 30, 2011, fourteen loans totaling $10.6 million were added to non-accrual status.  Offsetting this increase were eighteen non-accrual loans totaling $10.1 million that were satisfied during the period, $2.8 of principal charge-offs on ten loans, and two loans totaling $307,000 that was removed from non-accrual status due to its payment status.

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected in accordance with its contractual terms. A loan is not deemed impaired, even during a period of delayed payment by the borrower, if the Bank ultimately expects to collect all amounts due, including interest accrued at the contractual rate.  Generally, the Bank considers non-accrual and TDR multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans in excess of the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area, to be impaired. Non-accrual one-to four-family loans equal to or less than the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.  Impairment is measured by the amount that the carrying balance of the loan, including all accrued interest, exceeds its likely realizable value (typically obtained from an appraisal of the underlying collateral).  Principal balances of all impaired loans are reduced to their likely realizable value, as determined by the impairment analysis.  The recorded investment in loans deemed impaired was approximately $76.1 million, consisting of fifty-six loans, at September 30, 2011, compared to $44.1 million, consisting of fifty-seven loans, at December 31, 2010.  During the nine months ended September 30, 2011, thirty-two loans totaling $53.5 million were added to impaired status, fourteen loans totaling $5.4 million improved in such a manner that they were removed from impaired status, and write-downs of principal totaling $2.8 million were recognized on ten impaired loans. The Bank disposed of eighteen impaired loans with a recorded balance totaling $10.4 million during the nine months ended September 30, 2011, receiving an aggregate amount approximating their recorded balance.

The following is a reconciliation of non-accrual and impaired loans at September 30, 2011:

	(Dollars in Thousands)
Non-accrual loans	$17,468
Non-accrual one- to four-family loans with balances equal to or less than the FNMA conforming loan limits for high-cost areas (such as the Bank's primary lending area) and consumer loans	(79)
TDRs retained on accrual status	32,199
Other loans deemed impaired but retained on accrual status	26,464	(a)
Impaired loans	$76,052
(a) Amount comprised of $4.1 million of loans 90 days or more past due on their contractual maturity and retained on accrual status, and $22.4 million of loans classified as substandard and retained on accrual status.

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

Accrual status for TDRs is determined separately for each loan.   At the time the Bank and borrower agree to the TDR, the loan can be either on accrual or non-accrual status.  According to Bank policy, accruals typically cease when a loan misses three consecutive monthly payments.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least nine months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured term, unless three consecutive payments are missed under the restructured agreement, and the loan thus becomes non-accrual in accordance with the Bank’s policy, as disclosed previously.  Accrual of interest ceases for any TDR on which a charge-off of principal has been determined during the reporting period.

The following table summarizes TDRs for the periods indicated:

	At or for the Nine Months Ended September 30, 2011		At or for the Year Ended December 31, 2010
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in Thousands)
Loan modifications identified during the period that met the definition of a TDR	7	$21,096	18	$24,928
Modifications granted:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	5	20,523	17	16,342
Deferral of interest amounts due	1	212	-	-
Temporary reduction in interest rate	1	361	6	10,517
Below market interest rate	-	-	-	-
Outstanding principal balance immediately before and after modification	7	21,096	18	24,928
Aggregate principal charge-off recognized on TDRs outstanding at period end	1	1,100	9	2,204
Outstanding principal balance at period end	21	39,229	19	22,558
TDRs that re-defaulted subsequent to being modified (at period end):	3	6,818	7	10,136
TDRs on accrual status at period end	17	32,199	12	12,422
TDRs on non-accrual status at period end	4	7,030	7	10,136

Subsequent to the public issuance of the Company's earnings release for the quarter ended September 30, 2011 (and filing of the Company's Current Report on Form 8-K containing such release) information became available to the Bank that resulted in its determination that resulted in its designation of six additional loans totaling $20.9 million as performing TDRs as of September 30, 2011.  Such designations have been reflected in this Quarterly report on Form 10-Q.  The aggregate balance of performing TDRs was not utilized to calculate any credit quality ratio otherwise disclosed in the earnings release document.

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

The Bank owned no OREO properties with a recorded balance at September 30, 2011 or December 31, 2010.

The following table sets forth information regarding non-performing assets at the dates indicated:

	At September 30, 2011	At December 31, 2010
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family residential and cooperative unit	$72	$223
Multifamily residential and residential mixed use	4,542	7,548
Mixed use commercial real estate	3,672	1,217
Commercial real estate	6,310	11,163
Construction	2,865	-
Total real estate loans (including loans held for sale)	$17,461	20,151
Consumer loans	7	17
Total non-accrual loans	$17,468	$20,168
OREO	-	-
Non-performing investment securities	1,015	564
Total non-performing assets	$18,483	$20,732
Ratios:
Total non-accrual loans to total loans	0.51%	0.58%
Total non-performing assets to total assets	0.46	0.51

Other Potential Problem Loans

(i)  Accruing Loans In Excess of 90 Days Past Due

At September 30, 2011, the Bank owned four real estate loans totaling $3.7 million that were in excess of 90 days past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  The weighted average loan-to-value ratio of three these loans were below 30% at September 30, 2011, and the loan-to-value ratio on the fourth loan approximated 71%.  Management expects that each of these four loans will either be satisfied or formally modified in the future.  As a result, these loans remained on accrual status at September 30, 2011 and were deemed performing assets.  The Bank also had one commercial real estate loan at September 30, 2011 with an outstanding balance of $1.6 million that was temporarily in excess of 90 days past due on principal or interest payments while the borrower was finalizing negotiation of a new tenant lease for the underlying collateral property.  The new tenant commenced occupancy in October 2011, and the borrower has been making monthly payments of principal and interest on the loan since July 2011.  The Bank expects to receive all principal and interest on this loan, and therefore retained it on accrual status as of September 30, 2011.  The borrower also made a monthly payment on October 1, 2011, bringing the outstanding principal and interest under 90 days past due.

In addition, the Bank had one construction loan totaling $432,000 that was in excess of 90 days past its contractual maturity at September 30, 2011, on which the Bank received payments throughout 2010 and the nine months ended September 30, 2011, and expects to either receive satisfaction or convert to a permanent real estate loan in future quarters.  As a result, this loan remained on accrual status and was deemed a performing loan at September 30, 2011.   This loan was internally graded Special Mention at September 30, 2011.

 (ii)  Loans Delinquent 30 to 89 Days

The Bank had 31 real estate loans, totaling $33.8 million, that were delinquent between 30 and 89 days at September 30, 2011, a net increase of $12.6 million compared to 35 such loans totaling $21.2 million at December 31, 2010.  Within the $33.8 million balance were fifteen loans totaling $22.0 million that were included in the previously discussed $76.1 million of loans deemed impaired at September 30, 2011.  Fifteen loans totaling $22.0 million were internally graded Substandard, six loans totaling $6.9 million were internally graded Special Mention and the remaining loans were internally graded Pass.  The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of credit quality trends than non-accrual loans.

               Subsequent to the public issuance of the Company's earnings release for the quarter ended September 30, 2011 (and filing of the Company's Current Report on Form 8-K containing such release), six of the loans delinquent 30 to 89 days as of September 30, 2011 totaling $15.5 million were deemed non-accrual loans as of October 31, 2011. All of these loans were deemed impaired as of September 30, 2011, and thus individually evaluated for impairment for purposes of determining the allowance for loan losses as of September 30, 2011.

(iii)  Loan Modifications

At September 30, 2011, the Bank had 12 loans totaling $14.8 million that were mutually modified with the borrowers in a manner that did not meet the criteria for TDRs, and were either current or less than 30 days delinquent.   At December 31, 2010, there were 22 of such loans totaling $61.2 million.  These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of modified loans are: 1) the modifications are typically temporary in nature; 2) they permit only minor reductions in the cash flow requirements of debt service; and 3) they involve no forgiveness of contractual principal due to the Bank.  Specific terms of modification have been in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor modification; or (2) either a temporary reduction of interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate offered the borrower in a modification is consistent with one that: 1) the Bank would have offered a different borrower with comparable stabilized loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, no modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the modified loans at September 30, 2011 were secured by real estate, none of them were reliant upon the liquidation of the underlying collateral for the repayment of the outstanding loan.  In the rare instance in which the Bank also holds a second lien on a first mortgage that is modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been charged off.

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

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank’s allowance for loan losses at September 30, 2011 or December 31, 2010.

Within the $14.8 million of modified loans discussed above, three loans totaling $1.5 million were internally graded Special Mention, while the remaining loans were internally graded Pass loans.

The following table summarizes modification activity for the periods indicated:

	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
	# Loans	Balance	# Loans	Balance
	(Dollars in Thousands)
Loans modified during the period in a manner that did not meet the definition of a TDR	5	$5,599	9	$29,865
Modification made:	-	-
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	5	5,599	9	29,865
Temporary reduction in interest rate	-	-	-	-
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	5	5,599	9	29,865

(iv) Current, Non-Modified Loans Internally Graded as Special Mention

At September 30, 2011, two loans totaling $14.2 million that were fully performing in accordance with their contractual terms were internally graded as Special Mention due solely to concerns that the underlying collateral would not at that time provide sufficient income to support ongoing service of the debt.  While both of these loans are expected to remedy this concern, they were cautiously graded as Special Mention and actively monitored at September 30, 2011.  In addition, fifteen loans totaling $10.1 million were internally graded as Special Mention at September 30, 2011 due to temporary delinquencies at September 30, 2011.  Should these loans continue to demonstrate a consistent payment history, they will likely be upgraded to an internal Pass grade prior to June 30, 2012.

(v) Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA that had an outstanding principal balance of $318.1 million at September 30, 2011.  Pursuant to the sale agreement with FNMA, the Bank retained the First Loss Position, which totaled $16.4 million at September 30, 2011.  Against this off balance sheet contingent liability, the Bank has charged through earnings a recorded liability (reserve for First Loss Position) of $3.0 million as of September 30, 2011, leaving approximately $13.4 million of potential charges to earnings for future losses (if any).  Within this pool of loans, one loan with a balance of $1.4 million was 30 to 89 days delinquent and one loan with a balance of $757,000 was 90 days or more past due at September 30, 2011.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate loans, along with periodic activity associated with it, remained constant during the three-month and nine-month periods ended September 30, 2011.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At September 30, 2011	At June 30, 2011	At December 31 2010
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans1	$2,821	$280	$-
Special Mention loans	1,606	2,046	1,880
Pass graded loans	17,010	17,006	17,178
Debit escrow balances	74	157	74
Sub-total real estate loans	21,511	19,489	19,132
Consumer loans	28	29	34
TOTAL	$21,539	$19,518	$19,166
1 All loans internally graded Substandard are included within this amount.

Activity related to the allowance for loan losses during the three-month and nine-month periods ended September 30, 2011 is summarized as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(Dollars in Thousands)
Net charge-offs	$(148)	$(3,062)
Provision	2,217	5,305
Transfer (to) from reserve for loan commitments	(48)	128

The allowance for loan losses increased $2.0 million during the three months ended September 30, 2011, due primarily to an increase of $2.5 million in the component related to impaired loans.  The aggregate balance of impaired loans increased by $39.4 million during the three months ended September 30, 2011.  In analyzing impaired loans, impairment is typically measured using either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan's contractual rate.  Depending on the manner in which the impairment is measured, it may be recognized as either: i) a charge –off/ reduction in principal balance (typically in the event an independent valuation of the collateral falls below the outstanding principal balance); or ii) as a reserve allocated within the allowance for loan losses (typically when conditions or factors are identified that result in a probable, estimable future loss, but, either the conditions or a lack of sufficient data preclude the ability to fully quantify a loss amount).  At September 30, 2011 compared to June 30, 2011, an additional $2.8 million of losses deemed probable to occur on impaired loans fell into the second category, and thus were recognized as reserves instead of charge-offs.

During the nine months ended September 30, 2011, the allowance balance increased $2.4 million due to an increase of $2.8 million in the component related to impaired loans.  This increase reflected the same factors that were discussed in the previous paragraph.

The provision for loan losses recorded during both the three-month and nine-month periods ended September 30, 2011 primarily reflected the additional reserves deemed warranted on impaired loans during the periods, as well as the replenishment of a portion of the allowance for loan losses that was reduced by net charge-off activity during the period.

For a further discussion of the allowance for loan losses and related activity during the three-month and nine-month periods ended September 30, 2011, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of impaired, special mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Reserve Liability on Loan Origination Commitments

The Bank also maintains a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $278,000 at September 30, 2011 and $408,000 at December 31, 2010.  The expected loss rates applied to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank’s loan commitment pipeline.
to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank’s loan commitment pipeline.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Assets.  Assets totaled $4.04 billion at September 30, 2011, relatively unchanged from December 31, 2010.

Cash and due from banks and investment securities available-for-sale increased $34.5 million and $53.9 million, respectively, during the period.  During the first nine months of 2011, the Company gathered $34.0 million in new deposits and $23.8 million of mortgagor escrow funds and elected to retain a portion of these funds in liquid balances to fund future cash obligations.  The Bank also purchased $54.0 million of medium-term agency notes in order to deploy additional liquidity more profitably.

Liabilities.  Total liabilities decreased $26.5 million during the nine months ended September 30, 2011, primarily as a result of a reduction of $105.8 million in FHLBNY advances, that was partially offset by the addition of $34.0 million in deposits, $23.8 million in mortgagor escrow balances, and $21.4 million in other liabilities during the period. Mortgagor escrow balances increased as borrowers continued to fund real estate tax obligations in advance of semi-annual payments made by the Bank on their behalf.  Other liabilities increased due to the recognition of a liability related to an unsettled purchase transaction of a $20.0 million medium-term agency note.  Due to application of trade date accounting on such transactions, this security is included in investment securities available for sale at September 30, 2011.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail branch and Internet banking deposits and the decline in borrowings during the period.

Stockholders' Equity.  Stockholders' equity increased $26.1 million during the nine months ended September 30, 2011, due primarily to net income of $34.6 million, $2.6 million of common stock issued for the exercise of stock options, a $2.8 million aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity, and a net after-tax reduction of $209,000 in the balance of the accumulated other comprehensive loss.  The reduction in the accumulated other comprehensive loss resulted from a more favorable market valuation on the Company's investment securities at September 30, 2011 compared to December 31, 2010.  Partially offsetting these items were $14.2 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General.  Net income was $11.2 million during the three months ended September 30, 2011, a decline of $191,000 from net income of $11.4 million during the three months ended September 30, 2010.  During the comparative period, net interest income declined $104,000, the provision for loan losses increased $1.6 million, while non-interest income increased $1.1 million, and non-interest expense increased $72,000, resulting in a net reduction in pre-tax income of $645,000.  Income tax expense declined $454,000 during the comparative period due to both the reduction in pre-tax earnings as well as a lower effective tax rate.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2011 and 2010 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,412,553	$49,139	5.76%	$3,439,448	$50,648	5.89%
Other loans	1,043	24	9.20	1,316	28	8.51
MBS	105,886	1,192	4.50	166,672	1,846	4.43
Investment securities	150,930	321	0.85	64,325	290	1.80
Federal funds sold and other short-term investments	151,335	640	1.69	134,749	702	2.08
Total interest-earning assets	3,821,747	$51,316	5.37%	3,806,510	$53,514	5.62%
Non-interest earning assets	230,412			283,523
Total assets	$4,052,159			$4,090,033

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$93,649	$66	0.28%	$98,588	$99	0.40%
Money Market accounts	775,697	1,295	0.66	760,509	1,221	0.64
Savings accounts	345,237	180	0.21	317,243	202	0.25
CDs	1,053,415	4,957	1.87	1,107,791	5,861	2.10
Borrowed Funds	1,171,433	10,646	3.61	1,213,607	11,855	3.88
Total interest-bearing liabilities	3,439,431	$17,144	1.98%	3,497,738	$19,238	2.18%
Non-interest bearing checking accounts	142,035			122,722
Other non-interest-bearing liabilities	119,078			150,483
Total liabilities	3,700,544			3,770,943
Stockholders' equity	351,615			319,090
Total liabilities and stockholders' equity	$4,052,159			$4,090,033
Net interest income		$34,172			$34,276
Net interest spread			3.39%			3.44%
Net interest-earning assets	$382,316			$308,772
Net interest margin			3.58%			3.60%
Ratio of interest-earning assets to interest-bearing liabilities			111.12%			108.83%

Rate/Volume Analysis

	Three Months Ended September 30, 2011
	Compared to Three Months Ended September 30, 2010
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$(394)	$(1,115)	$(1,509)
Other loans	(7)	3	(4)
MBS	(678)	24	(654)
Investment securities	287	(256)	31
Federal funds sold and other short-term investments	78	(140)	(62)
Total	$(714)	$(1,484)	$(2,198)

Interest-bearing liabilities:
Interest bearing checking accounts	$(4)	$(29)	$(33)
Money market accounts	30	44	74
Savings accounts	14	(36)	(22)
CDs	(275)	(629)	(904)
Borrowed funds	(398)	(811)	(1,209)
Total	$(633)	$(1,461)	$(2,094)
Net change in net interest income	$(81)	$(23)	$(104)

Interest Income.  Interest income was $51.3 million during the three months ended September 30, 2011, $2.2 million below the level during the three months ended September 30, 2010, primarily reflecting decreases in interest income of $1.5 million on real estate loans and $654,000 on MBS.  The reduction in interest income on real estate loans resulted from declines of $26.9 million in their average balance and 13 basis points in their average yield during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  During the first nine months of 2011, the Company experienced heightened levels of prepayment and refinance activity on its real estate loans, while it remained selective in its new lending, seeking to keep its loan balance relatively constant.  As a result, a decline of less than 1% in the average balance of real estate loans occurred from the three months ended September 30, 2010 to the three months ended September 30, 2011.  A combination of continued low interest rates driven by monetary policy actions of the FOMC and increased marketplace competition resulted in historically low offering rates on new originations during the nine months ended September 30, 2011.  As a result, the average yield on real estate loans declined 13 basis points during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

The decline in interest income on MBS resulted from a reduction of $60.8 million in their average balance during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The Company has not purchased MBS for several quarters, thus their average balance continues to decline as principal payments on the underlying mortgages are passed through monthly.

Interest Expense.  Interest expense decreased $2.1 million, to $17.1 million, during the three months ended September 30, 2011, from $19.2 million during the three months ended September 30, 2010.  The decline resulted from reductions in interest expense of  $904,000 on CDs and $1.2 million on borrowed funds.

The decrease in interest expense on CDs resulted from a decline of 23 basis points in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from October 1, 2010 through September 30, 2011.  In addition, the Company was able to re-finance both maturing and portfolio borrowings at lower average costs during the period July 1, 2010 through September 30, 2011, contributing significantly to a reduction of 27 basis points in its average borrowing costs from the three months ended September 30, 2010 to the three months ended September 30, 2011. The average balance of borrowed funds declined $42.2 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, reflecting a reduction of $105.8 million in the aggregate balance of FHLBNY advances and REPOs from January 1, 2011 to September 30, 2011. See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the decline in borrowings from January 1, 2011 through September 30, 2011.

                 Provision for Loan Losses.  The provision for loan losses was $2.2 million during the three months ended September 30, 2011, an increase of $1.6 million from the provision of $667,000 recorded during the three months ended September 30, 2010.  This increase reflected additional reserves deemed warranted on impaired loans at September 30, 2011, as the balances of impaired loans increased by $39.4 million during the three months ended September 30, 2011.

Non-Interest Income.  Total non-interest income increased $1.1 million from the three months ended September 30, 2010 to the three months ended September 30, 2011, due primarily to a reduction of $1.6 million in OTTI charges recognized on the Company's TRUPS (which is recognized as a reduction component of non-interest income).  Partially offsetting this were reductions of $212,000 in the net gain or loss on securities and other assets, and $180,000 in mortgage banking income.  The decline in the net gain or loss on securities and other assets primarily reflected a lower periodic valuation of trading securities.  The reduction in mortgage banking income reflected lower gains on loans sold, which fluctuate between quarters based upon the aggregate level and underlying characteristics of loans being sold.

Non-Interest Expense.  Non-interest expense was $15.0 million during the three months ended September 30, 2011, a $72,000 increase from the three months ended September 30, 2010.

Salaries and employee benefits (including stock benefit plan) expense increased $226,000 due to both ongoing salary and benefits increases.  Occupancy and equipment expense increased $459,000, primarily as a result of higher depreciation and maintenance associated with recently implemented automated banking equipment.  FDIC insurance costs decreased $525,000 as a result of the new capitalization plan implemented by the FDIC effective April 1, 2011, which, given the Company's asset size and regulatory risk profile, benefited the Company.  During the three months ended September 30, 2010, the Company recorded a provision for losses on OREO of $65,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was recorded during the three months ended September 30, 2011.

Non-interest expense was 1.48% of average assets during the three months ended September 30, 2011, compared to 1.46% during the three months ended September 30, 2010, reflecting the slight increase in expenses coupled with a decline of $37.9 million in average assets during the comparative period.

Income Tax Expense.   Income tax expense declined $454,000 during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, due to both a reduction of $645,000 in pre-tax earnings and a decline in the effective tax rate.  During the three months ended September 30, 2010, New York State enacted a change in both state and NYC tax law associated with bad debt deductions permissible by savings banks, effective retroactively to January 1, 2010.  As a result, the Company was required to recognize an adjustment of approximately $700,000 during the three months ended September 30, 2010 for the difference between the previous and new rules for the first six months of 2010.  The Company’s consolidated effective tax rate thus increased to 42.6% during the September 2010 quarter.  This rate was reduced to 41.7% during the September 2011 quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General.  Net income was $34.6 million during the nine months ended September 30, 2011, an increase of $3.8 million from net income of $30.8 million during the nine months ended September 30, 2010.  During the comparative period, net interest income increased $5.1 million, the provision for loan losses declined $2.6 million, non-interest income declined $242,000 and non-interest expense increased $533,000, resulting in an increase in pre-tax income of $7.0 million.  Income tax expense increased $3.2 million during the comparative period due to both the increase in pre-tax earnings as well as a higher effective tax rate.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2011 and 2010 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
		2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,445,220	$151,625	5.87%	$3,454,596	$151,839	5.86%
Other loans	1,090	74	9.05	1,373	97	9.42
MBS	117,436	3,974	4.51	185,917	6,199	4.45
Investment securities	150,650	1,019	0.90	57,398	1,009	2.34
Federal funds sold and other short-term investments	166,407	2,089	1.67	153,475	2,125	1.85
Total interest-earning assets	3,880,803	$158,781	5.46%	3,852,759	$161,269	5.58%
Non-interest earning assets	225,541			252,938
Total assets	$4,106,344			$4,105,697

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$96,870	$266	0.37%	$101,805	$473	0.62%
Money Market accounts	752,423	3,818	0.68	754,176	4,577	0.81
Savings accounts	339,778	551	0.22	310,198	602	0.26
CDs	1,070,216	15,446	1.93	1,076,696	17,334	2.15
Borrowed Funds	1,224,048	33,325	3.64	1,298,267	38,036	3.92
Total interest-bearing liabilities	3,483,335	$53,406	2.05%	3,541,142	$61,022	2.30%
Non-interest bearing checking accounts	139,983			115,323
Other non-interest-bearing liabilities	140,570			138,376
Total liabilities	3,763,888			3,794,841
Stockholders' equity	342,456			310,856
Total liabilities and stockholders' equity	$4,106,344			$4,105,697
Net interest income		$105,375			$100,247
Net interest spread			3.41%			3.28%
Net interest-earning assets	$397,468			$311,617
Net interest margin			3.62%			3.47%
Ratio of interest-earning assets to interest-bearing liabilities			111.41%			108.80%

Rate/Volume Analysis

	Nine Months Ended September 30, 2011
	Compared to Nine Months Ended September 30, 2010
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$(443)	$229	$(214)
Other loans	(19)	(4)	(23)
MBS	(2,296)	71	(2,225)
Investment securities	1,135	(1,125)	10
Federal funds sold and other short-term investments	175	(211)	(36)
Total	$(1,448)	$(1,040)	$(2,488)

Interest-bearing liabilities:
Interest bearing checking accounts	$(20)	$(187)	$(207)
Money market accounts	(19)	(740)	(759)
Savings accounts	50	(101)	(51)
CDs	(110)	(1,778)	(1,888)
Borrowed funds	(2,083)	(2,628)	(4,711)
Total	$(2,182)	$(5,434)	$(7,616)
Net change in net interest income	$734	$4,394	$5,128

During the period January 1, 2009 through September 30, 2011, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through September 2011, which favorably impacted the Company's net interest margin during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  In addition, the Company experienced a higher level of prepayment fee income on its real estate loans during the nine months ended September 30, 2011 than the nine months ended September 30, 2010.  Since this income is recognized as a component of interest income, it favorably impacted the net interest margin during the comparative period.

Interest Income.  Interest income was $158.8 million during the nine months ended September 30, 2011, $2.5 million below the level recognized during the nine months ended September 30, 2010, primarily reflecting declines in interest income of $2.2 million on MBS and $214,000 on real estate loans.  The reduction in interest income on MBS resulted from a decline of $68.5 million in their average balance during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The Company has not purchased MBS for several quarters, thus their average balance continues to decline as principal payments on the underlying mortgages are passed through monthly.  The reduction in interest income on real estate loans resulted from a decline of $9.4 million in their average balance during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  During the first nine months of 2011, the Company experienced heightened levels of prepayment and refinance activity on its real estate loans, while it remained selective in its new lending, seeking to keep its loan portfolio balance relatively constant.  As a result, a decline of less than 1% in the average balance of real estate loans occurred from the nine months ended September 30, 2010 to the nine months ended September 30, 2011.

Interest Expense.  Interest expense decreased $7.6 million, to $53.4 million, during the nine months ended September 30, 2011, from $61.0 million during the nine months ended September 30, 2010.  The decline resulted from reductions in interest expense of $759,000 on money market accounts, $1.9 million on CDs and $4.7 million on borrowed funds.

The decrease in interest expense on money market accounts and CDs resulted from declines of 13 basis points and 22 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts from October 2010 through September 2011.  In addition, the Company was able to re-finance both maturing and portfolio borrowings at lower average costs during the period July 2010 through September 2011, creating a reduction of 28 basis points in its average borrowing costs from the nine months ended September 30, 2010 to the nine months ended September 30, 2011.  The average balance of borrowed funds also declined $74.2 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, reflecting a reduction of $105.8 million in the aggregate balance of FHLBNY advances and REPOs from January 1, 2011 to September 30, 2011.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the decline in borrowings from January 1, 2011 through September 30, 2011.

                 Provision for Loan Losses.  The provision for loan losses was $5.3 million during the nine months ended September 30, 2011, a reduction of $2.6 million from the provision of $7.9 million recorded during the nine months ended September 30, 2010.  This decline reflected the reduction of $9.5 million in net charge-offs recognized during the during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, thus resulting in less required provision to replenish these reductions to the allowance for loan losses.

Non-Interest Income.  Total non-interest income decreased $242,000 from the nine months ended September 30, 2010 to the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, the Company recognized aggregate net gains of $861,000 on investment securities and other assets (primarily related to the change in the market valuation of trading securities).  The Company also experienced a reduction of $396,000 in mortgage banking income during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The reduction in mortgage banking income reflected lower gains on loans sold, which fluctuate between quarters based upon the aggregate level and underlying characteristics of loans being sold.  The Company also recognized additional rental income approximating $400,000 during the nine months ended September 30, 2010 as a result of the modification of the income recognition method on its leased properties.  These non-recurring items were not experienced during the September 2011 quarter.  Service charges and other fees declined $329,000 from the nine months ended September 30, 2010 to the nine months ended September 30, 2011, due to a reduction of $410,000 in depositor low balance and overdraft fees.  Partially offsetting these reduction items was a decline of $1.6 million in OTTI charges recognized on TRUPs during the nine months ended September 30, 2011 (which is recognized as a reduction component of non-interest income).

Non-Interest Expense.  Non-interest expense was $46.9 million during the nine months ended September 30, 2011, an increase of $533,000 from $46.4 million during the nine months ended September 30, 2010.

Salaries and employee benefits increased $1.6 million during the comparative period due to both ongoing salary and benefits increases and additional charges associated with the restructuring of the Company's BMP benefits.  Occupancy and equipment expense increased $645,000, primarily as a result of the acceleration of depreciation on some leasehold fixed assets that occurred during the first three months of 2011, as well as increased depreciation and maintenance associated with recently implemented automated banking equipment. .  FDIC insurance costs decreased $936,000 as a result of the new capitalization plan implemented by the FDIC effective April 1, 2011, which, given the Company's asset size and regulatory risk profile, benefited the Company.  During the nine months ended September 30, 2010, the Company recorded a provision for losses on OREO of $422,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was recorded during the nine months ended September 30, 2011.  Other expenses declined $143,000 during the comparative period, primarily as a result of lower marketing and legal costs.

Non-interest expense was 1.52% of average assets during the nine months ended September 30, 2011, compared to 1.51% during the nine months ended September 30, 2010, reflecting the $533,000 increase in non-interest expense.

Income Tax Expense.   Income tax expense increased $3.2 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due primarily to an increase of $7.0 million in pre-tax earnings.  The Company's consolidated tax rate approximated its customary 41% during the nine months ended both September 30, 2011 and 2010.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2010 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2011.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2011, the Company owned nine mutual fund investments totaling $1.41 million that were designated as trading.  At September 30, 2011, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2010 to September 30, 2011.

Interest Sensitivity Gap.  There was no material change in the computed one-year interest sensitivity gap from December 31, 2010 to September 30, 2011.

Interest Rate Risk Exposure (Economic Value of Equity) Compliance.  At September 30, 2011, the Bank continued to monitor the impact of interest rate volatility upon Economic Value of Equity ("EVE"), formerly referred to as the Net Portfolio Value, in the same manner as at December 31, 2010.  In September 2011, the Bank revised its Board Approved EVE limits to reflect limits that had previously been in place prior to 2008, re- establishing a higher compliance threshold.

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under four other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2011 and December 31, 2010.  The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2011 and December 31, 2010.  Interest rate sensitivity is measured by the basis point changes in the various EVE ratios ("EVE Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  EVE Ratios represent the EVE as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the EVE Ratio is considered favorable, while a decline is considered unfavorable.

	At September 30, 2011						At December 31, 2010
	Economic Value of Equity
	Dollar Amount	Dollar Change	Percentage Change	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit	EVE Dollar Amount	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit
Rate Shock Scenario
+ 200 Basis Points	$469,713	$(3,018)	-0.64%	11.48%	20	6.0%	$432,333	10.63%	(9)	5.0%
+ 100 Basis Points	480,287	7,556	1.60%	11.58	30	7.0	448,038	10.86	14	6.0
Pre-Shock Scenario	472,731	-	-	11.28	-	8.0	447,222	10.72	-	7.0
- 100 Basis Points	520,128	47,397	10.03%	12.12	84	8.0	457,563	10.81	9	7.0
- 200 Basis Points	N/A	N/A	N/A	N/A	N/A	8.0	N/A	N/A	N/A	7.0

The EVEs presented above incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values that are provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest rate composition of the existing portfolio, especially vis-à-vis the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding passbook deposit decay rates, the Bank tracks and analyzes the decay rate of its passbook deposits over time and over various interest rate scenarios and then makes estimates of its passbook deposit decay rate for use in the valuation model.  No matter the care and precision with which the estimates are derived, however, actual cash flows for passbooks, as well as loans, could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

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

The Pre-Shock Scenario EVE increased from $447.2 million at December 31, 2010 to $472.7 million at September 30, 2011.  The EVE Ratio at September 30, 2011 was 10.23% in the Pre-Shock Scenario, compared to 10.72% at December 31, 2010.  The increase in the Pre-Shock Scenario EVE was due primarily to an increase in the valuation of multifamily loans reflecting the reduction in marketplace interest rates on such loans from December 31, 2010 to September 30, 2011.

The Bank’s +200 basis point Rate Shock Scenario EVE increased from $432.3 million at December 31, 2010 to $469.7 million at September 30, 2011.  The increase resulted primarily from the aforementioned beneficial valuation of multifamily loans.

The EVE Ratio was 11.48% in the +200 basis point Rate Shock Scenario at September 30, 2011, an increase from the EVE Ratio of 10.63% in the +200 basis point Rate Shock Scenario at December 31, 2010.  The increase reflected the aforementioned increase in the +200 basis point Rate Shock Scenario EVE during the comparative period.

At September 30, 2011, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was positive 20 basis points, compared to interest rate sensitivity of negative 9 basis points in the +200 basis point Rate Shock Scenario at December 31, 2010.  This change was due primarily to a more favorable sensitivity result for borrowings, as an extension in the average term to maturity or repricing of the Company's borrowings during the nine months ended September 30, 2011 reduced their sensitivity.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2011, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

In February 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.  The Bank's deposit insurance assessments totaled $2.2 million for the nine months ended September 30, 2011, compared to $3.1 million for the nine months ended September 30, 2010.

The FDIC also adopted a final rule in May 2009 imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.  The Bank's FDIC special assessment totaled $1.8 million for the year ended December 31, 2009.

On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate uniformly across all four risk categories by nine basis points (annualized) of insured deposits beginning January 1, 2011.  In addition, on November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  The Bank's payment on December 30, 2009 totaled approximately $13.4 million, and was $7.6 million as of September 30, 2011.

On October 19, 2010, the Board of Directors of the FDIC adopted the Restoration Plan  to ensure that the Deposit Insurance Fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other matters, the Restoration Plan provides that the FDIC will forego the uniform nine basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%.  The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as the Bank) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

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

The Reform Act also includes provisions that create minimum standards for the origination of mortgage loans. Pursuant to the Reform Act, on April 19, 2011, the FRB requested public comment on a proposed rule under Regulation Z that would impose extensive regulations governing an institution’s obligation to evaluate a borrower’s ability to repay a mortgage loan.  The rule would apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages or temporary loans).  Consistent with the Reform Act, the proposal provides four options for complying with the ability-to-repay requirement.  The proposal would also implement the Reform Act’s limits on prepayment fees.  The FRB solicited comment on the proposed rule until July 22, 2011. This rulemaking will be finalized by the Bureau of Consumer Financial Protection.  It is possible this rule may require the Bank to modify its underwriting practices and may cause an increase in compliance costs.

Recent OCC guidance regarding mortgage foreclosure processes and an OCC mandated self-assessment may increase the Bank’s compliance costs and could impact its foreclosure process.

Several of the nation’s largest mortgage loan servicers have experienced highly publicized issues with respect to their foreclosure processes. In light of these issues, on June 30, 2011, the OCC issued supervisory guidance regarding its expectations for the oversight and management of mortgage foreclosure activities by banks engaged in mortgage servicing, such as the Bank, to ensure that mortgage servicers comply with foreclosure laws, conduct foreclosure processing in a safe and sound manner and establish responsible business practices that provide accountability and appropriate treatment of borrowers in the foreclosure process. The OCC’s supervisory guidance requires that all banks supervised by the OCC conduct a self-assessment of foreclosure management policies, including compliance with legal requirements, testing and file reviews and to take immediate corrective action with respect to any identified weaknesses in their foreclosure processes. As part of the self-assessment, the Bank is additionally required to determine if such weaknesses resulted in any financial harm to borrowers and provide remediation where appropriate. Compliance with the OCC’s supervisory guidance and the mandated self-assessment is likely to increase the Company’s non-interest expense. In addition, while the Bank does not believe that there are any material weaknesses in its foreclosure process or that its borrowers experienced any financial harm, the Bank may be required to enhance its policies and procedures to meet heightened standards and restrictions not currently set forth in any statutory laws or regulations.

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

Pursuant to the Reform Act, the FRB will become responsible for the supervision of savings and loan holding companies on July 21, 2011.  In accordance with this authority, on April 15, 2011, the FRB requested comment on proposed supervisory guidance pursuant to which the FRB is seeking to apply certain elements of its consolidated supervisory program for bank holding companies, including consolidated capital requirements, to savings and loan holding companies. Pursuant to the proposed supervisory guidance, the FRB is considering applying to savings and loan holding companies the same consolidated risk-based and leverage capital requirements currently applicable to bank holding companies.  The FRB, together with the other federal banking agencies, expects to issue a notice of proposed rulemaking in 2011 that will outline how Basel III-based requirements will be implemented for all institutions, including savings and loan holding companies.  The FRB expects that final rules establishing Basel III-based capital requirements would be finalized in 2012 and implementation would start in 2013.The FRB’s proposed rule to repeal the prohibition against payment of interest on demand deposits may increase competition for such deposits and  ultimately increase interest expense.

Effective July 21, 2011, the FRB issued a final rule to repeal Regulation Q, which prohibits the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System.  The rule implements Section 627 of the Reform Act, which repeals Section 19(i) of the Federal Reserve Act in its entirety.  As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q.  The repeal of Regulation Q may gradually cause increased competition from other financial institutions for these deposits.  If the Bank decides to pay interest on demand accounts, it would expect interest expense to increase.

Downgrades of the current "AAA" credit rating assigned to U.S. Government could adversely effect the Bank and/or Holding Company.

On August 5, 2011, Standard & Poor's lowered the long-term sovereign credit rating assigned to the United States from "AAA" to "AA+" with a negative outlook, indicating a further rating downgrade is possible in the future.  On August 2, 2011, Moody's Investors Service confirmed its "Aaa" rating for the United States, however, issued a negative outlook.  On August 16, 2011, Fitch Ratings confirmed its AAA rating for the United States.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c) The Holding Company did not repurchase any shares of its common stock into treasury during the nine months ended September 30, 2011.  No existing repurchase programs expired during the nine months ended September 30, 2011, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of September 30, 2011, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (18)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano (10)
10.23	Waiver executed by Michael P. Devine (10)

10.24	Waiver executed by Kenneth J. Mahon (10)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (9)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (9)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (12)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (12)
10.30	Amendment to the Dime Savings Bank of Williamsburgh 401(K) Plan (14)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (12)
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine-month periods ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

**	Furnished, not filed, herewith.
(1)	Incorporated by reference to the registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002 filed on March 28, 2003.
(2)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(3)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed on September 28, 1998.
(4)	Incorporated by reference to the registrant's Current Report on Form 8-K dated April 9, 1998 and filed on April 16, 1998.
(5)	Incorporated by reference to Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.
(6)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997, and the Current Reports on Form 8-K filed on March 22, 2004 and March 29, 2005.

(7)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(8)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.

(9)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(12)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(15)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 17, 2011.
(16)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(17)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011
(18)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 9, 2011	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 9, 2011	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)