Form 10-K
period 2011-12-31
DIME COMMUNITY BANCSHARES INC
filed 2012-03-14
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

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
LARGE ACCELERATED FILER             ACCELERATED FILER   X        NON-ACCELERATED FILER ___      SMALLER REPORTING COMPANY ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):          ___ Yes        X    No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $408 million based upon the $14.54 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2011.

      As of March 12, 2012, there were 35,170,292 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 24, 2012 and any adjournment thereof, are incorporated by reference in Part III.

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

Forward-looking statements are based upon various assumptions and analyses made by the Company (as defined subsequently herein) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

●	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;
●	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
●	changes in the interest rate environment may reduce interest margins;
●	changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the "Bank");
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
●	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
●
general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry may be less favorable than the Company currently anticipates;

●	legislation or regulatory changes may adversely affect the Company’s business;
●	technological changes may be more difficult or expensive than the Company anticipates;
●	success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates; or
●
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1.           Business

General

Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York and operates twenty-six full-service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  On February 24, 2012, the Bank filed an application with the New York State Department of Financial Services (the "NYSDFS") to convert from a federally chartered stock savings bank to a New York State chartered savings bank.

The Bank’s principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential mortgage, commercial real estate, one- to four-family residential mortgage, construction and land acquisition, and consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank’s revenues are derived principally from interest on its loan and securities portfolios and other short-term investments. The Bank’s primary sources of funds are deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; advances from the Federal Home Loan Bank of New York ("FHLBNY"); and borrowings in the form of securities sold under agreement to repurchase ("REPOS").

The primary business of the Holding Company is the ownership of its wholly-owned subsidiary, the Bank. The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank remains a qualified thrift lender ("QTL").  Pursuant to regulations of its primary regulator, the Office of the Comptroller of the Currency ("OCC") (the Office of Thrift Supervision was the Bank's primary regulator prior to July 22, 2011), the Bank qualifies as a QTL if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") was 65% or more, on a monthly average basis, in nine of the previous twelve months.  At December 31, 2011, the Bank’s QTL Ratio was 71.2%, and the Bank maintained more than 65% of its portfolio assets in qualified thrift investments throughout the year ended December 31, 2011.

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

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-six full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches.  The Bank’s primary lending area is the NYC metropolitan area, although its overall lending area is larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, with approximately 80% secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2011.

The NYC banking environment is extremely competitive.  The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 95% of the Bank’s loan portfolio at December 31, 2011.

The Bank gathers deposits in direct competition with other savings banks, commercial banks and brokerage firms, many among the largest in the nation.  It must additionally compete for deposit monies with the stock and bond markets, especially during periods of strong performance in those arenas.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape.  Facing increasingly larger and more efficient competitors, the Bank’s strategy to attract depositors has utilized various marketing approaches and delivery of technology-enhanced, customer-friendly banking services while controlling operating expenses.

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

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area.  As home to several national companies in the financial and business services industries, and as a popular destination for domestic and international travelers, the NYC economy is particularly sensitive to the health of both the national and global economies.  Both the NYC and global economies were greatly challenged during the years ended December 31, 2009, 2010,  and 2011, and remain so currently.  Although the significant proportion of Bank loans secured by rent-regulated multifamily residential dwellings, as well as management's measured growth business strategy, have provided the Bank some insulation from these economic downturns, sustained recessionary conditions would be expected to adversely impact the performance of the Bank's assets and deposit customer relationships.  Conversely, poor national economic conditions, such as those present throughout 2011 and 2010, often result in lower short-

term interest rates, which usually benefits the Bank's financial performance.

Lending Activities

The Bank originates primarily low loan-to-value, non-recourse loans on multifamily and commercial real estate properties to limited liability corporations

Loan Portfolio Composition.  At December 31, 2011, the Bank’s loan portfolio totaled $3.46 billion, consisting primarily of   mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership; commercial properties; real estate construction and land acquisition; and one- to four-family residences and individual cooperative apartments.  Within the loan portfolio, $2.60 billion, or 75.2%, were classified as multifamily residential loans; $751.6 million, or 21.7%, were classified as commercial real estate loans; $100.7 million, or 2.9%, were classified as one- to four-family residential, including condominium or cooperative apartments; and $5.78 million, or 0.2%, were loans to finance real estate construction and land acquisition within the NYC metropolitan area.  Of the total mortgage loan portfolio outstanding on December 31, 2011, $2.72 billion, or 75.9%, were adjustable-rate loans (‘’ARMs’’) and $832.7 million, or 24.1%, were fixed-rate loans.  Of the Bank’s multifamily residential and commercial real estate loans, over 70% were ARMs at December 31, 2011, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years.  At December 31, 2011, the Bank’s loan portfolio additionally included $2.4 million in consumer loans, composed of depositor, consumer installment and other loans.  As of December 31, 2011, $2.66 billion, or 77.8% of the loan portfolio, was scheduled to mature or reprice within five years.

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

At December 31, 2011, the Bank had $50.0 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2012.  At December 31, 2010, the Bank had $72.9 million of loan commitments that were accepted by the borrowers.  All of these closed during the year ended December 31, 2011.

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2011	Percent of Total	2010	Percent of Total	2009	Percent of Total	2008	Percent of Total	2007	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$2,599,821	75.13%	$2,499,980	72.08%	$2,376,756	70.08%	$2,241,800	68.18%	$1,948,765	67.78%
Commercial real estate	751,586	21.72	833,168	24.02	834,724	24.61	848,208	25.80	728,129	25.32
One- to four-family	91,981	2.66	107,800	3.11	121,091	3.57	130,663	3.97	139,541	4.85
Cooperative apartment units	8,731	0.25	9,468	0.27	10,800	0.32	11,632	0.35	6,172	0.21
Federal Housing Association ("FHA") / Veteran's Association ("VA") insured	29	-	285	0.01	522	0.02	742	0.02	1,029	0.04
Construction and land acquisition	5,827	0.17	15,238	0.44	44,544	1.31	52,982	1.61	49,387	1.72
Total real estate loans	3,457,975	99.93	3,465,939	99.93	3,388,437	99.91	3,286,027	99.93	2,873,023	99.92
Consumer loans:
Depositor loans	483	0.01	530	0.02	830	0.02	1,059	0.03	1,122	0.04
Consumer installment and other	1,966	0.06	2,010	0.05	2,391	0.07	1,132	0.04	1,047	0.04
Total consumer loans	2,449	0.07	2,540	0.07	3,221	0.09	2,191	0.07	2,169	0.08
Gross loans	3,460,424	100.00%	3,468,479	100.00%	3,391,658	100.00%	3,288,218	100.00%	2,875,192	100.00%
Net unearned costs	3,463		5,013		4,017		3,287		1,833
Allowance for loan losses	(20,254)		(19,166)		(21,505)		(17,454)		(15,387)
Loans, net	$3,443,633		$3,454,326		$3,374,170		$3,274,051		$2,861,638
Loans serviced for others:
One- to four-family and cooperative apartment	$10,841		$12,559		$15,657		$19,181		$21,515
Multifamily residential	475,673		583,751		654,452		640,200		541,868
Total loans serviced for others	$486,514		$596,310		$670,109		$659,381		$563,383

Loan Originations, Purchases, Sales and Servicing.  For the year ended December 31, 2011, total loan originations were $680.3 million.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  ARMs were 89% of total loan originations during the period.  The great majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans.

Multifamily residential real estate loans are either retained in the Bank's portfolio or may be sold in the secondary market to other third-party financial institutions.  From December 2002 through February 2009, the Bank sold multifamily residential loans to Fannie Mae ("FNMA")  pursuant to a multifamily seller/servicing agreement entered into in December 2002.  The contract expired on December 31, 2008 and was not renewed; however, the Bank retained servicing and a first loss position on the portfolio of sold loans.  The Bank currently has no formal arrangement pursuant to which it sells commercial real estate loans to the secondary market.

The Bank generally retains the servicing rights in connection with multifamily loans it sells in the secondary market.  The loan servicing fees on multifamily residential loans sold to FNMA varied, and were derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale.  At December 31, 2011, the Bank had recorded mortgage servicing rights ("MSR") of $1.6 million associated with the sale of one- to four-family and multifamily residential loans to FNMA and other third party institutions.

The Bank sold participation interests in multifamily loans totaling  $18.4 million and $100.0 million to third party financial institutions during the years ended December 31, 2010, and 2009, respectively, but did not sell any participation interests during the year ended December 31, 2011.  These sales were individually negotiated transactions, made primarily to generate additional liquidity, or, in certain instances, to reduce concentrations of credit (as a percentage of capital) with individual borrowers.

The Bank generally sells its newly originated one- to four-family fixed-rate mortgage loans in the secondary market.  Sales of fixed-rate one- to four-family mortgage loans totaled $5.6 million, $6.9 million, and $16.1 million, respectively, during the years ended December 31, 2011, 2010, and 2009, all of which were sold through an origination assistance agreement with PHH Mortgage ("PHH"), an independent lending institution, whereby PHH processes and underwrites fixed-rate one- to four-family loans, the Bank funds the loans at origination and elects to either portfolio the loan or sell it to PHH.  PHH retains full servicing of all loans, regardless of the Bank's ownership election.

At December 31, 2011, the Bank’s portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained totaled $486.5 million.  $178.4 million were sold without recourse.  The remaining $308.1 million were whole loans sold to FNMA subject to a recourse exposure totaling $16.4 million at December 31, 2011.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	Dollars in Thousands
Gross loans:
At beginning of period	$3,468,479	$3,391,658	$3,288,218	$2,875,192	$2,702,625
Real estate loans originated:
Multifamily residential	563,696	467,160	369,424	786,918	391,882
Commercial real estate	98,607	58,687	49,827	226,605	124,262
One- to four-family (1)	7,094	7,431	25,399	36,962	27,425
Cooperative apartment units	-	-	-	7,178	-
Equity lines of credit on multifamily residential or commercial properties	7,685	6,540	8,808	10,843	5,777
Construction and land acquisition	1,712	1,901	10,944	18,215	25,180
Total mortgage loans originated	678,794	541,719	464,402	1,086,721	574,526
Other loans originated	1,552	1,756	1,639	2,640	1,772
Total loans originated	680,346	543,475	466,041	1,089,361	576,298
Loans purchased (2)	54,364	45,096	90,648	-	-
Less:
Principal repayments	698,928	427,307	327,433	523,788	326,103
Loans sold (3)	38,320	75,221	119,350	150,983	77,628
Write down of principal balance for expected loss	5,517	8,902	5,515	-	-
Loans transferred to other real estate owned	-	320	951	1,564	-
Gross loans at end of period	$3,460,424	$3,468,479	$3,391,658	$3,288,218	$2,875,192
(1)      Includes one- to four-family home equity and home improvement loans.

(2)      Includes $26.4 million, $22.3 million and $31.5 million of loans re-acquired from FNMA during the years ended December 31, 2011, 2010 and 2009, respectively, that were previously sold to FNMA with recourse.
(3)      Includes $29.8 million and $47.0 million of note sales on problem loans from portfolio during the years ended December 31, 2011 and 2010, respectively.  Problem loan note sales were immaterial during the years ended December 31, 2009, 2008, and 2007.

Loan Maturity and Repricing.   The following table distributes the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2011, by the earlier of the maturity or repricing period.  ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization.

	Real Estate Loans	Consumer Loans	Total
	(Dollars in Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2012	$316,612	$2,449	$319,061
December 31, 2013	689,645	-	689,645
December 31, 2014	445,591	-	445,591
December 31, 2015	498,620	-	498,620
December 31, 2016	739,107	-	739,107
Sub-total (within 5 years)	2,689,575	2,449	2,692,024
December 31, 2017 and beyond	768,400	-	768,400
TOTAL	$3,457,975	$2,449	$3,460,424

The following table sets forth the outstanding principal balance of the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2011 that is due to mature or reprice after December 31, 2012, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2012
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans	$839,602	$2,301,761	$3,141,363
Consumer loans	-	-	-
Total loans	$839,602	$2,301,761	$3,141,363

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable- and fixed-rate multifamily residential (i.e., buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2011, $2.60 billion, or 75.1% of the Bank's gross loan portfolio, were multifamily residential loans. Of the multifamily residential loans, $2.34 billion, or 90.0%, were secured by apartment buildings and $259.2 million, or 10.0%, were secured by buildings organized under a cooperative form of ownership. The Bank also had $751.6 million of commercial real estate loans in its portfolio at December 31, 2011, representing 21.7% of its total loan portfolio.  Of the $751.6 million, approximately $414.2 million were secured by collateral containing strictly commercial tenants, while the remaining $337.4 million had a portion of the underlying collateral composed of residential units.

The Bank originated multifamily residential and commercial real estate loans totaling $662.3 million during the year ended December 31, 2011 and $525.8 million during the year ended December 31, 2010. At December 31, 2011, the Bank had commitments accepted by borrowers to originate $50.0 million of multifamily residential and commercial real estate loans, compared to $69.6 million outstanding at December 31, 2010.

At December 31, 2011, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar.  The Bank classified loans secured by fully residential apartment buildings as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either residential mixed use (a component of total multifamily residential loans) or mixed use commercial (a component of total commercial real estate loans) based upon the percentage of the property's rental income received from its residential as compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate. At December 31, 2011, mixed-use properties classified as multifamily residential or commercial real estate loans totaled $1.25 billion.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and, at December 31, 2011, had an average loan size of approximately $1.6 million. Multifamily residential loans in this range are generally secured by buildings that contain between 5 and 100 apartments. As of December 31, 2011, the Bank had a total of $2.41 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing approximately 70% of its real estate loan portfolio.

Repayment of multifamily residential loans is dependent, in significant part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Future increases in interest rates, increases in vacancy rates on multifamily residential or commercial buildings, and other economic events, which are outside the control of the borrower or the Bank, could negatively impact  the future net operating income of such properties.  Similarly, government regulations, such as the existing New York City Rent Regulation and Rent Stabilization laws, could limit future increases in the revenue from these buildings.  As a result, rental income might not rise sufficiently over time to satisfy increases in either the loan rate at repricing or in overhead expenses (e.g., utilities, taxes, and insurance).

The Bank’s underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% for multifamily residential loans and 70% for commercial loans based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120% for multifamily residential and 125% for commercial real estate loans. The average loan-to-value and debt service ratios approximated 51% and 224%, respectively, on all multifamily real estate loans originated during the year ended December 31, 2011, while the average loan-to-value and debt service ratios approximated 43% and 273%, respectively, on commercial loans originated during the year ended December 31, 2011. The Bank additionally requires all multifamily and commercial real estate borrowers to represent that they are unaware of any environmental concerns related to the collateral.  In instances where the Bank's property inspection procedures inidicate a potential environmental risk on a collateral property, the Bank will require a Phase 1 environmental risk analysis to be completed, and will decline loans where any significant residual environmental liability is indicated.  The Bank further considers the borrower's experience in owning or managing similar properties, the Bank's lending experience with the borrower, and the borrower's credit history and business experience (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

It is the Bank's policy to require appropriate insurance protection at closing, including title and hazard insurance, on all real estate mortgage loans. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

At December 31, 2011, the Bank had 99 multifamily residential or commercial real estate loans in portfolio with principal balances greater than $5.0 million, totaling $818.0 million.  Within this total were twenty loans totaling $286.1 million with outstanding balances greater than $10.0 million.  These 99 loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

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

Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans are generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the rentability, among other commercial factors.  This increased risk is partially mitigated in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; (ii) the Bank will generally favor investments in mixed-use commercial properties that derive some portion of income from residential units, which provide a more reliable source of cash flow and lower vacancy rates, and (iii) the interest rate on commercial real estate loans generally exceeds that on multifamily and one- to four family residential loans.  At December 31, 2011, approximately $337.4 million, or 45.2%, of the Bank's commercial real estate loans were secured in this manner.  The average size of commercial real estate loans was $1.6 million at December 31, 2011.

The Bank's three largest multifamily residential loans at December 31, 2011 were: (i) a $27.7 million loan originated in September 2008 secured by seventeen mixed-use buildings located in Manhattan, New York, containing, in aggregate, 401 residential units and 11 commercial units; (ii) a $22.1 million loan originated in March 2004 secured by an eight-story mixed-use building located in Flushing, New York, containing 137 residential units and 4 commercial units; and (iii) a $17.8 million loan originated in December 2010 secured by a five story mixed-use residential building located in Manhattan, New York containing  82 apartment units and 6 retail stores.  Each of these loans made all contractual payments during the year ended December 31, 2011.

The Bank's three largest commercial real estate loans at December 31, 2011 were: (i) a $14.7 million loan initially originated in May 2005 (subsequently re-financed in September 2011) secured by a three-story building located in Manhattan, New York containing 10 retail stores; (ii) a $13.5 million loan originated in June 2009 secured by three commercial use buildings located in Queens, New York, containing, in aggregate, fourteen retail units and 20 office rental units, and (iii) a $13.4 million loan originated in February 2007 secured by a professional office building with 12 office rental units located in White Plains, New York.  The ten largest real estate loans containing only commercial tenants totaled $104.6 million at December 31, 2011, of which $65.6 million were secured by office buildings and $39.0 million were secured by retail stores.  Of these 10 loans, $36.8 million were located in Manhattan, New York, $17.4 million in New Jersey, $13.3 million in Queens, New York, and the remainder in other locations in and around the NYC metropolitan area.  Excluding the 10 largest loans, the remaining loan portfolio containing only commercial tenants totaled 212 loans, consisting primarily of office and retail space, and had an average loan size approximating $1.4 million at December 31, 2011.

Regulatory restrictions imposed on the Bank's lending activities limit the amount of credit that may be extended to any one borrower to 15% of unimpaired capital and unimpaired surplus. A single borrower may exceed the initial 15% limit, up to a final limit of 25%, if he or she secures the full amount of the outstanding loan balance in excess of the initial 15% limit with collateral in the form of cash or readily marketable securities that have a reliable and continuously available price quotation.    (See "Item 1.  Business - Regulation - Regulation of Federal Savings Associations - Loans to One Borrower'').  The Bank's largest aggregate amount of loans to one borrower was $39.7 million at December 31, 2011, within the regulatory limit of $55.2 million.  The loans to this borrower were secured by several mixed-use buildings located in Manhattan, New York, containing, in aggregate, 505 residential and 12 commercial units.  The Bank's second largest individual borrower had outstanding loans totaling $38.2 million at December 31, 2011.  These loans were secured by three mixed-use buildings located in Queens, New York, containing, in aggregate, 204 residential and 6 commercial units.  All loans to these borrowers were fully performing in accordance with their contractual terms at December 31, 2011.

Small Mixed-Use Lending (Small Investment Property Loans).  In 2003, the Bank began originating small investment property loans.  This program was discontinued in 2008 since, in the opinion of management, the loan's small average size combined with market rates that were deemed insufficient for this asset class, made the program unattractive.  Small investment property loans were typically sourced through loan brokers.  Generally, small investment properties include owner and non-owner occupied one- to four-family residential, multifamily, or mixed-use properties under $1.0 million in value.  Small investment property loans were underwritten to a maximum loan-to-value ratio of 80%, and required to be personally guaranteed by the borrowers or their principals.  The appraised value of small investment properties was generally based upon a "comparable sales" methodology rather than the income methodology used in underwriting commercial and multifamily real estate loans.  However, the appraisal methodology chosen varied depending upon the attributes of the underlying collateral and/or the availability of comparable sales data.  In cases where the comparable sales method of appraisal was used, loans with debt service coverage ratios below 100% were not uncommon.  In such circumstances, the Bank looked to the borrower’s financial capacity to service the debt.  In the minority of cases where the income approach was used to appraise value, small investment property loans were underwritten to a minimum debt service ratio of 110%.  Small investment property loans typically carried higher rates of interest in order to compensate the Bank for the assumed increased risk of default. Because these loans were required to be personally guaranteed, the Bank relied heavily on both the financial and credit information of borrowers in it's underwriting.  At December 31, 2011, the Bank held $60.3 million of loans in portfolio classified as small investment property, or approximately 1.7% of the gross loan portfolio, with a weighted average borrower FICO score of 684 and a weighted average loan-to-value ratio of 63%.

One- to Four-Family Residential and Cooperative Apartment Lending.   The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  The majority of one- to four-family residential loans in the Bank's loan portfolio were obtained through its acquisitions of Financial Federal Savings Bank in 1999 and Pioneer Savings Bank, F.S.B. in 1996.  The Bank originated and held in its portfolio $7.1 million of one- to four-family mortgages during the year ended December 31, 2011, including home equity and home improvement loans.  At December 31, 2011, $100.7 million, or 2.9%, of the Bank's loans consisted of one- to four-family residential and cooperative apartment loans.  The Bank currently sells all long-term one- to four-family loans that it originates to PHH.  Prior to entering into an origination assistance agreement with PHH in 2008, the Bank was a participating seller/servicer with FNMA, and generally underwrote its one- to four-family residential mortgage loans to conform with FNMA standards.

Although the collateral securing cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying building) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans.  The Bank's portfolio of cooperative apartment loans was $8.7 million, or 0.3% of total loans, as of December 31, 2011.  The Bank did not originate any cooperative unit loans during the year ended December 31, 2011.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is obtained from an independent appraiser approved by the Board of Directors.  Loans underwritten by PHH similarly utilize these underwriting criteria (with the exception that the appraisals are completed by an appraiser who is part of a rotating group certified by PHH).  The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans.  One to four-family loans sold to PHH totaled $5.6 million during the year ended December 31, 2011.  As of December 31, 2011, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $10.8 million.  The Bank does not retain servicing on loans sold to PHH.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the majority of which are included in either one- to four-family or multifamily loans, are originated to a maximum of $500,000.  The combined balance of the first mortgage and home equity or home improvement loan may not exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan.  Interest on home equity and home improvement loans is initially the "prime lending" rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination.  The combined outstanding balance of the Bank's home equity and home improvement loans was $26.3 million at December 31, 2011.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans.  Equity credit lines are available on multifamily residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined first mortgage amount and equity line are used to determine the loan-to-value ratio and minimum debt service coverage ratio.  The interest rate on multifamily residential and commercial real estate equity lines of credit adjusts regularly.  The outstanding balance of these equity loans (which are included in the $26.3 million of total outstanding home equity and home improvement loans discussed in the previous paragraph) was $12.8 million at December 31, 2011, on outstanding total lines of $45.4 million.

Construction Lending.  The Bank participates in various real estate construction loans.  All of these construction projects are located in the NYC metropolitan area, and in most instances, involve multifamily residential properties that are underwritten to support the permanent debt with rental units.  Although it has assumed up to 90% participation on some construction loan commitments, the Bank generally does not act as primary underwriting agent for these loans.  The Bank does, however, carefully review the underwriting of construction loans and receives confirmation of the construction progress and engineering reports from the loan servicer prior to advancing funds.  During the years ended December 31, 2011 and 2010, respectively, the Bank funded $1.7 million and $1.9 million of construction advances on previously approved construction loans.  At December 31, 2011, the Bank had no unfunded construction loan commitments.  The last new construction loan commitment issued by the Bank occurred in September 2008.  Outstanding construction loans totaled $5.8 million at December 31, 2011, of which one $2.6 million loan was designated as held for sale and sold on January 3, 2012 for an amount approximating its recorded balance.

Land Development and Acquisition Loans. In rare instances, the Bank funds the purchase of land by a borrower for either rehabilitation or development.  These loans require that the loan to value ratio not exceed 65% at origination for land development loans, defined as loans to develop an undeveloped parcel of land into lots upon which homes can be built. Land development loans are only made after all required municipal approvals are in place. For land acquisition loans where all required approvals and/or variances have not been secured by the borrower, the loan to value ratio may not exceed 50%. All land development and acquisition loans require a separate construction or permanent loan for any future development activity.  There was one land development loan with a balance of $1.0 million outstanding at December 31, 2010, which was satisfied during the year ended December 31, 2011.  There were no outstanding land development or acquisition loans at December 31, 2011.

Loan Approval Authority and Underwriting.   The Board of Directors of the Bank establishes lending authority levels for the various loan products offered by the Bank.  For larger loans, generally those in excess of $500,000, the Bank maintains a Loan Operating Committee entrusted with loan approval authority.  The Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, and Chief Lending Officer are members of the Loan Operating Committee.  The Loan Operating Committee has authority to approve all portfolio loan originations and loans originated and sold to PHH.  All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

Asset Quality

General

At both December 31, 2011 and December 31, 2010, the Company had neither whole loans nor loans underlying MBS that would be considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Notes 3 and 4 to the consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Accrual of interest is generally discontinued on a loan that meets any of the following three criteria:  (i) full payment of principal or interest is not expected; (ii) principal or interest has been in default for a period of 90 days or more and the loan is not both deemed to be well secured and in the process of collection; or (iii) an election has otherwise been made to maintain the loan on a cash basis due to deterioration in the financial condition of the borrower.  Such non-accrual determination practices are applied consistently to all loans regardless of their internal classification or designation.  Upon entering non-accrual status, the Bank reverses all outstanding accrued interest receivable.

Management may elect to continue the accrual of interest when a loan that otherwise meets the criteria for non-accrual status is in the process of collection and the estimated fair value and cash flows of the underlying collateral property are sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest.  Management may also elect to continue the accrual of interest on a loan that would otherwise meet the criteria for non-accrual status when its delinquency relates solely to principal amounts due, it is well secured and refinancing activities have commenced on the loan.  Such elections have not been commonplace.

The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned ("OREO") status.  The Bank generally utilizes all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $26.0 million and $20.2 million at December 31, 2011 and December 31, 2010, respectively, representing 0.75% and 0.51% of total loans at December 31, 2011 and December 31, 2010.  In addition at December 31, 2011, there were two non-accrual loans totaling $3.0 million that were designated as held for sale.  During the year ended December 31, 2011, thirty loans totaling $25.0 million were added to non-accrual status.  Partially offsetting this increase were twenty-five loans totaling $12.3 million that were satisfied during the period and removed from non-accrual status, and $3.9 million of principal charge-offs that were recognized on eighteen non-accrual loans, thus reducing their recorded balance from December 31, 2010 to December 31, 2011.  The difficulties experienced in both the national real estate and financial services marketplaces adversely impact multifamily and commercial real estate, albeit to a lesser extent locally, during the year ended December 31, 2011.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays or shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Generally, the Bank considers non-accrual and troubled-debt restructured multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans in excess of the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area (the "FNMA Limits") to be impaired. Non-accrual one-to four-family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan’s existing rate.  If a troubled debt restructured loan ("TDR") is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of collateral is considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, allocated reserves within the allowance for loan losses can be recognized in limited instances.

The recorded investment in loans deemed impaired was approximately $73.4 million, consisting of fifty-two loans, at December 31, 2011, compared to $44.1 million, consisting of fifty-seven loans, at December 31, 2010.  During the year ended December 31, 2011, forty-one loans totaling $70.5 million were added to impaired status, while forty-six loans totaling $33.0 million that were impaired at December 31, 2010 were either sold or removed from impaired status, and $5.1 million of principal was charged-off on impaired loans during the year ended December 31, 2011.

The following is a reconciliation of non-accrual and impaired loans at December 31, 2011:

	(Dollars in Thousands)
Non-accrual loans	$25,952
Impaired loans held for sale	3,021
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(75)
Troubled debt restructured loans retained on accrual status	40,688
Other loans deemed impaired but retained on accrual status	3,820	(a)
Impaired loans	$73,406
(a) Amount comprised of loans 90 days or more past due on their contractual maturity and retained on accrual status.

TDRs

Under ASC 310-40-15, the Bank is required to account for certain loan modifications or restructurings as TDRs.  A loan modification is determined to meet the criteria for classification as a TDR in the event that any of the following criteria are met:

●	For economic or legal reasons related to the debtor's financial difficulties, a concession has been granted that would not have otherwise been considered
●	A reduction of interest rate has been made for the remaining term of the loan
●	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk
●	The outstanding principal amount and/or accrued interest have been reduced

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.

Accrual status for TDRs is determined separately for each TDR, in accordance with the policies for determining accrual or non-accrual status that are outlined on page F-12.   At the time the TDR is agreed to between the Bank and the borrower, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructuring period, unless three consecutive payments are not made under the restructuring agreement, and the loan thus becomes non-performing in accordance with either the Bank’s policy, as disclosed on page F-12, and/or the criteria related to accrual of interest established by federal agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both December 31, 2011 and 2010, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement are recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

The following table summarizes outstanding TDRs as of the dates indicated:

	As of December 31, 2011		As of December 31, 2010
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in Thousands)
Outstanding principal balance at period end	22	$48,753	19	$22,558
TDRs that re-defaulted subsequent to being modified (at period end):	4	7,853	7	10,136
TDRs on accrual status at period end	17	40,688	12	12,422
TDRs on non-accrual status at period end	5	8,065	7	10,136

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not had any problem issues warranting restructuring.  Therefore, all TDRs have been made on real estate loans.  The following table summarizes activity related to TDRs as of and for the periods indicated:

For the Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in Thousands)
Loans modifications identified during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	2	$573	$573
Commercial real estate	6	$30,095	$30,095
Concessions granted:
Temporary deferral of principal payments	5	20,523	20,523
Temporary deferral of interest payments	1	212	212
Reduction in interest rate for the remainder of the term of the loan	2	9,933	9,933
Extension of maturity	-	-	-
TOTAL	8	$30,668	$30,668

As of December 31, 2011, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The following table presents, as of December 31, 2011, TDRs by collateral type for which there was a payment default within twelve months following their respective modification date:

	At or for the Year Ended December 31, 2011
TDRs that Subsequently Defaulted Within 12 Months of Modification:	No. of Loans	Recorded Investment
	(Dollars in Thousands)
Mixed use commercial real estate	1	$508
Commercial real estate	2	6,310
Total real estate (including loans held for sale)	3	$6,818

The TDRs that subsequently defaulted were evaluated post-default for impairment based upon the likely realizable net proceeds from either a note sale or liquidation of the collateral property.  As a result of these evaluations, aggregate principal charge-offs of $1.1 million were recognized against the allowance for loan losses on loans described in the above table during the year ended December 31, 2011.  In addition, at December 31, 2011, allocated reserves totaling $132,000 were recognized on TDRs that defaulted for future losses deemed probable to occur on these loans, that were not specifically measured from the likely realizable net proceeds from either a note sale or the liquidation of collateral property.  No such allocated reserves were maintained as of December 31, 2010.

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

The Bank owned no OREO properties with a recorded balance at December 31, 2011 or 2010.

The following table sets forth information regarding non-accrual loans, other non-performing assets, OREO, TDRs, and impaired loans at the dates indicated:

	At December 31,
	2011	2010	2009	2008	2007
Non-accrual Loans and Non-Performing Assets	(Dollars in Thousands)
One- to four-family residential and cooperative apartment	$2,205	$223	$397	$592	$38
Multifamily residential and residential mixed use	7,069	5,010	7,820	3,366	2,236
Commercial real estate and mixed use commercial real estate	16,674	11,992	3,070	3,439	577
Consumer	4	17	7	5	5
Sub-total	25,952	17,242	11,294	7,402	2,856
Non-accrual loans held for sale	3,021	2,926	-	-	-
Total non-accrual loans	28,973	20,168	11,294	7,402	2,856
Non-performing pooled bank trust preferred securities ("TRUPs")	1,012	564	688
OREO	-	-	755	300	-
Total non-performing assets	29,985	20,732	12,737	7,702	2,856
Ratios:
Total non-accrual loans to total loans	0.84%	0.58%	0.33%	0.22%	0.10%
Total non-performing assets to total assets	0.75	0.51	0.32	0.19	0.08

TDRs and Impaired Loans
TDRs	$48,753	$22,558	$5,317	-	-
Impaired loans (1)	73,406	44,097	15,049	$8,900	$2,814
(1) Amount includes the entire $48.8 million of TDRs.  See the discussion entitled "Impaired Loans" commencing on page F-13 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Accruing Loans In Excess of 90 Days Past Due

At December 31, 2011, the Bank owned five real estate loans totaling $3.8 million that were in excess of 90 days past due on their contractual balloon principal payment but continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  The weighted average loan-to-value ratios of three of these loans was estimated to be below 40% at December 31, 2011, and the loan-to-value ratio on the remaining two loans was estimated to be below 60% as of December 31, 2011.  Management expects that each of these five loans will either be satisfied or formally modified in the future.  As a result, these loans remained on accrual status at December 31, 2011 and were deemed performing assets.

 (ii)  Loans Delinquent 30 to 89 Days

The Bank had 12 real estate loans, totaling $9.3 million, that were delinquent between 30 and 89 days at December 31, 2011, a net reduction of $11.9 million compared to 22 such loans totaling $21.2 million at December 31, 2010. The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary  Loan Modifications

At December 31, 2011, the Bank had 7 loans totaling $9.3 million that were either current or less than 30 days delinquent, and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.   These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) the modifications were temporary in nature; 2) they permitted only minor reductions in the cash flow requirements of debt service; and 3) there was no forgiveness of contractual principal and interest amounts due to the Bank.  Specific terms of modification were in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor concession; or (2) either a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable stabilized loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of these temporarily modified loans at December 31, 2011 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at December 31, 2011.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting polices that are summarized commencing on page F-8.

The Bank's lending function performs a formal review process that serves as an effective re-underwriting of all modified loans.

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank’s allowance for loan losses during the years ended December 31, 2011 or 2010.

The following table summarizes temporary modifications entered into for the periods indicated:

	At or for the Year Ended December 31, 2011		At or for the Year Ended December 31, 2010
	# Loans	Balance	# Loans	Balance
	(Dollars in Thousands)
Number of loans modified in a manner that did not meet the definition of a TDR	5	$5,599	7	$26,231
Concessions granted:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	5	5,599	7	26,231
Temporary reduction in interest rate	-	-	1	1,662
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	5	5,599	7	26,231

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA which had an outstanding principal balance of $308.1 million at December 31, 2011.  Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  The First Loss Position totaled $16.4 million at December 31, 2011.  Against this contingent liability, the Bank has charged through earnings a recorded liability (reserve for First Loss Position) of $3.0 million as of December 31, 2011, leaving approximately $13.4 million of potential charges to earnings for future losses (if any).  At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1.3 million loan was delinquent between 30 and 89 days, and one $757,000 loan was 90 days or more delinquent.  At December 31, 2010, within the pool of multifamily loans sold to FNMA, three loans totaling $3.7 million were 30 to 89 days delinquent, and no loans were 90 days or more delinquent.  The Bank manages the collection of these loans in the same manner as it does for portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA; or (ii) the entire pool of loans sold to FNMA have either been fully satisfied or enter OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent.  Such repurchased loans are reported as non-performing portfolio loans and are typically purchased from FNMA in order to control losses and expedite resolution of the loan via restructure,  note sale or enforcement of legal remedies.

Allowance for Loan Losses

Accounting Principles Generally Accepted in the United States ("GAAP") require the Bank to maintain an appropriate allowance for loan losses.  The Bank maintains a Loan Loss Reserve Committee charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve.

To assist in carrying out its assigned duties, the Loan Loss Reserve Committee annually engages the services of an experienced third-party loan review firm to perform a loan review of approximately 35% of the combined multifamily and commercial real estate loan portfolio.  The review program covers 100% of construction and land development loans, 30% of multifamily residential loans, 50% of commercial real estate loans, and 35% of the trailing 12-month combined average balance of multifamily residential and commercial real estate loans.  The review sample also is designed to include: 1) the twenty largest loans in the entire real estate loan portfolio; (2) the ten largest pure commercial real estate loans; (3) the ten largest commercial mixed use real estate loans; (4) the ten largest multifamily residential real estate loans; (5) the ten largest residential mixed use real estate loans; (6) 30% of all new loans; (7) all internally criticized loans; (8) all loans that have been upgraded since the date of its prior review; (9) all loans greater than 60 days delinquent; and (10) a sampling of other loans sufficient to attain the penetration percentages referenced above.  At least annually, the same loan review firm reviews a sampling of one- to four-family residential, cooperative apartment and consumer loans, all of which represent relatively small segments of the Bank's total loan portfolio.

The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's executive management and approved by the Mortgage Review Committee of the Board of Directors.  The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$3,463,887	$3,473,492	$3,395,675	$3,291,505	$2,877,025
Average total loans outstanding (1)	$3,447,035	$3,455,659	$3,287,445	$3,090,032	$2,777,220
Allowance for loan losses:
Balance at beginning of period	$19,166	$21,505	$17,454	$15,387	$15,514
Provision for loan losses	6,846	11,210	13,152	2,006	240
Charge-offs
Multifamily residential	(2,750)	(10,865)	(7,266)	(501)	-
Commercial real estate	(2,307)	(2,760)	(1,220)	(85)	-
One- to four-family and cooperative apartment	(89)	(257)	(498)	-	-
Construction	(962)	-	-	-	-
Consumer	(29)	(3)	(28)	(26)	(28)
Total charge-offs	(6,137)	(13,885)	(9,012)	(612)	(28)
Recoveries	212	64	19	29	19
Reserve for loan commitments transferred from (to) other liabilities	167	272	(108)	644	(358)
Balance at end of period	$20,254	$19,166	$21,505	$17,454	$15,387
Allowance for loan losses to total loans at end of period	0.58%	0.55%	0.63%	0.53%	0.53%
Allowance for loan losses to total non-performing loans at end of period	78.04	95.03	190.41	235.80	538.76
Allowance for loan losses to total non-performing loans and TDRs at end of period	29.08	58.81	174.36	235.80	538.76
Ratio of net charge-offs to average loans outstanding during the period	0.17%	0.40%	0.27%	0.02%	-

(1)	Total loans represent gross loans (including loans held for sale), net of deferred loan fees and discounts.

Based upon its evaluation of the loan portfolio, management believes that the Bank maintained its allowance for loan losses at a level appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions or other factors beyond management's control. In addition, the OCC, as an integral part of its examination processes, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to recognize additions to, or reductions in, the allowance based upon judgments different from those of management.

The Bank’s periodic evaluation of its allowance for loan losses has traditionally been comprised of three primary components.  The first two components relate to problem loans and are divided between loans deemed impaired and loans designated as special mention.   The final component relates to pass graded loans.

Impaired Loan Component

In determining the periodic allowance for loan losses, all loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  Please refer to page F-13 for the definition of impaired loans and a discussion of the Bank's procedures for determining whether a loan is impaired.  Please also refer to the discussion of the protocol utilized to measure impairment on TDRs that commences on page F-14.

At December 31, 2011, there were $2.2 million of allocated reserves within the allowance for loan losses associated with impaired loans.  There were no allocated reserves associated with impaired loans at December 31, 2010.  Charge-offs recognized on impaired loans totaled $5.8 million and $13.5 million during the years ended December 31, 2011 and 2010, respectively.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Special Mention Component

At both December 31, 2011 and 2010, the reserve allocated within the allowance for loan losses associated with loans internally classified as Special Mention (as defined in Note 5 to the consolidated financial statements) reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses.  At December 31, 2010, the loss percentage approximated 4.1%, and represented a loss history analysis on the Bank's pool of such loans from January 1, 2010 through December 31, 2010. The loss percentage resulting from this analysis was then applied to the aggregate pool of Special Mention loans at December 31, 2010.  At December 31, 2011, the loss percentage approximated 4.2%, and represented a loss history analysis on the pool of Special Mention loans from July 1, 2010 through June 30, 2011.  The loss percentage resulting from this analysis was then applied to the aggregate pool of Special Mention loans at December 31, 2011.  Based upon this methodology, increases or decreases in the amount of Special Mention loans will impact the estimated portion of the allowance for loan losses associated with such loans.  As a result, the allowance for loan losses associated with Special Mention loans is subject to volatility.  Should management elect to change its 12-month loss measurement timeframe from the currently utilized July 1, 2010 though June 30, 2011 period, the magnitude of charge-offs recognized within the 12 months prior to the assessment date would also impact the level of reserves determined on Special Mention loans, subjecting it to greater volatility.

The portion of the allowance for loan losses attributable to Special Mention loans (excluding impaired loans internally designated as Special Mention) declined from $1.9 million at December 31, 2010 to $845,000 at December 31, 2011, primarily reflecting a reduction of $14.8 million in Special Mention loans from December 31, 2010 to December 31, 2011.

Pass Graded Loans

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with performing real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and cooperative unit; 2) multifamily residential and residential mixed use; 3) mixed use commercial real estate, 4) commercial real estate; and 5) construction and land acquisition.  Within the analyses of each of the underlying collateral types, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for performing loans:

i.	Charge-off experience
ii.	Economic conditions
iii.	Underwriting standards or experience
iv.	Loan concentrations
v.	Loan Seasoning

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience – Loans within the performing loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  In late 2010, the Bank updated the historical period used in this methodology.

Previously, 1992 to 1996 experience factors were used, since that period represented the most recent complete loss cycle experienced by the Bank for its geography and type of collateral.  During the final quarter of 2010, the Bank updated its experience factors to include only the current credit cycle, which began for the Bank in 2009.

(ii) Economic conditions - At both December 31, 2011 and December 31, 2010, the Bank assigned an expected loss rate to its entire performing mortgage loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.  Based upon its analysis, the Bank derived the same expected loss rate for performing loans at both  December 31 2011 and 2010.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are then incorporated into the methodology.  The Bank modified only certain less critical underwriting practices during the years ended December 31, 2011 and 2010, and this component thus did not impact the methodology at either December 31, 2011 or December 31, 2010.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) Loan Seasoning – The Bank analyzes its charge-off history in order to determine whether loans that are over three years past their origination date (referred to as seasoned loans) have experienced lower loss levels, and would thus warrant a lower expected loss percentage.  This element was given minimal consideration in the December 31, 2011 and December 31, 2010 evaluations.  The minimal consideration resulted from an analysis of the loss experience recognized during the 2009 to 2011 recessionary period (to which the Company migrated late in 2010), which concluded that the age or seasoning of a loan did not inversely correlate to the Bank's loss experience.

The following table sets forth the Bank's allowance for loan losses allocated by underlying collateral type and the percent of each to total loans at the dates indicated.  Any allocated allowance associated with loans both deemed impaired and internally graded as Special Mention is reflected on the impaired loan line.

	At December 31,
	2011		2010		2009		2008		2007
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$2,175	2.12%	$-	1.27%	$1,943	0.44%	$900	0.27%	$348	0.10%
Special Mention loans	800	0.56	1,880	1.31	2,411	1.67	156	0.08	-	0.04
Performing loans:
Multifamily residential	14,057	74.67	13,797	71.35	11,999	69.66	10,583	68.03	9,381	67.69
Commercial real estate	2,893	19.67	2,945	22.53	3,774	23.49	4,695	25.63	4,449	25.31
One-to four- family and cooperative apartment	303	2.82	404	3.32	1,040	3.78	401	4.31	380	5.06
Construction and land acquisition	-	0.09	106	0.14	308	0.87	680	1.61	764	1.72
Consumer	26	0.07	34	0.08	30	0.09	39	0.07	65	0.08
Total	$20,254	100.00%	$19,166	100.00%	$21,505	100.00%	$17,454	100.00%	$15,387	100.00%
(1)	Total loans represent gross loans less FHA and VA guaranteed loans.

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

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability:

	At or for the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$308,104	$371,887	$437,805
Total First Loss Position at end of period	16,356	16,789	20,246
Reserve Liability on the First Loss Position
Balance at beginning of period	$2,993	$4,373	$5,573
Additions for loans sold to FNMA during the period 1	-	-	15
Transfer to reduction of Bank loan balance for serviced loans re-acquired by the Bank	-	(1,123)	(3,545)
Provision for losses on problem loans1	-	-	3,303
Charge-offs	-	(257)	(973)
Balance at period end	$2,993	$2,993	$4,373
1 Amount recognized as a portion of mortgage banking income during the period.

During the years ended December 31, 2011, 2010 and 2009, the Bank received approval from FNMA to reduce the total First Loss Position by $433,000, $3.5 million and $1.6 million, respectively, for losses incurred.

Reserve for Loan Commitments

At December 31, 2011, the Bank maintained a reserve of $241,000 associated with unfunded loan commitments accepted by the borrower at December 31, 2011.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve are achieved via a transfer of reserves from the Bank's allowance for loan losses, with any subsequent resulting shortfall in the allowance for loan losses satisfied through the quarterly provision for loan losses.  Any decreases in the loan commitment reserve are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

Investment Activities

Investment strategies are implemented by the Asset and Liability Committee ("ALCO"), which is comprised of the Chief Financial Officer, Chief Risk Officer, Treasurer and other senior officers.  The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value, and effectively manage both interest rate risk and liquidity.  The strategies are reviewed periodically by the ALCO and reported to the Board of Directors.

Investment Strategies of the Holding Company.  The Holding Company's investment policy generally calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank.  At December 31, 2011, the Holding Company's principal asset was its $405.3 million investment in the Bank's common stock.  Other Holding Company investments are intended primarily to provide future liquidity which may be utilized for general business activities.  These may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $70.7 million trust preferred securities debt; (3) subject to applicable restrictions, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.  The Holding Company cannot assure that it will engage in any of these activities in the future.

The investment policy of the Holding Company calls for the purchase of only priority tranches when investing in MBS, limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one corporate entity to the lesser of 1% of total assets or 5% of the Company's total consolidated capital. The Holding Company may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2011 and 2010, the Holding Company did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Equity Investments. The Company's consolidated investment in mutual funds (primarily equity mutual funds) totaled $6.3 million at December 31, 2011.  All were held by the Holding Company, $4.5 million was classified as available for sale, and $1.8 million was classified as trading.  At December 31, 2011, the aggregate fair value of the available for sale mutual fund investments was $935,000 above their cost basis, and the aggregate fair value of mutual fund investments classified as trading was $38,000 above their cost basis.   As of December 31, 2011, an aggregate other-than-temporary impairment ("OTTI") charge of $1.4 million remained on five actively-managed equity mutual fund investments.  This OTTI charge, which was recognized during 2009, reflected both the significant deterioration in the U.S. and international equity markets at that time, as well as the extended duration of the decline.

Investment Policy of the Bank.   The investment policy of the Bank, which is adopted by its Board of Directors, is designed to help achieve the Bank's overall asset/liability management objectives while complying with applicable federal regulations.  Generally, when selecting investments for the Bank's portfolio, the policy emphasizes principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate debt, various types of MBS, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions.  The Bank's Board of Directors periodically approves all financial institutions to whom the Bank sells federal funds.

The Bank's investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of federal agencies and GSEs, to an amount not exceeding the lesser of either 2% of its total assets or 15% of its total tangible capital (20% of core capital in the event all securities of the obligor maintain a "AAA" credit rating).  The Bank was in compliance with this policy limit at both December 31, 2011 and 2010.  The Bank may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2011 and 2010, the Bank did not hold held any derivative instruments or embedded derivative instruments that required bifurcation.

Federal Agency Obligations. In 2009, the Bank commenced utilizing a portion of its liquidity for the purchase federal agency obligations.  The federal agency obligations purchased during the years ended December 31, 2011, 2010 and 2009 have been relatively short term in nature, with contractual maturities of two years or less from the date of acquisition, and all feature call dates ranging between 3 and 12 months from their date of acquisition.  As a result of these call features, the average duration of these investments has been less than 12 months.  These securities provide the Bank a favorable yield in comparison to overnight investments, possess sound credit ratings, and have been readily accepted as collateral for the Bank's REPO borrowings.  Federal agency obligation investments totaled $169.9 million at December 31, 2011.

MBS.  Consistent with the Holding Company, the Bank's investment policy calls for the purchase of only priority tranches when investing in MBS. MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect both the prepayment speed and value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  MBS also provide the Company with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  At both December 31, 2011 and 2010, all MBS owned by the Company possessed the highest credit rating from at least one nationally recognized rating agency, with the exception of one privately issued MBS in the Bank’s portfolio with book and market values at December 31, 2011 totaling $1.6 million and $1.5 million, respectively. This security was downgraded to sub-investment grade by the rating agencies during 2009 due to deteriorating conditions in the national real estate market. Current credit ratings on this security range from CC to Caa1. Despite the downgrade, this security continues to perform in accordance with its contractual terms.

The Company's consolidated investment in MBS totaled $93.9 million, or 2.3% of total assets, at December 31, 2011, the great majority of which was owned by the Bank.  Approximately 80.5% of the MBS portfolio at December 31, 2011 was comprised of pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or FNMA.  The average duration on these securities was estimated to be 1.7 years as of December 31, 2011 and 2.1 years at December 31, 2010.

At December 31, 2011, included in the MBS portfolio were $16.8 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank.  All of the CMOs and REMICs were U.S agency guaranteed obligations, with the exception of one CMO issued by a highly rated private financial institution and was rated in the highest rating category by at least one nationally recognized rating agency.  None of the CMOs and REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues.

The Company typically classifies MBS as available-for-sale in recognition of the greater prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale (including CMOs and

REMICs) was $6.2 million above their amortized cost at December 31, 2011.  Within this total, the aggregate fair value of the agency guaranteed CMOs and REMICs exceeded their cost basis by $261,000 and the fair value of the private financial institution-issued CMO exceeded its cost basis by approximately $22,000.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	Dollars in Thousands
Amortized cost at beginning of period	$138,283	$217,076	$299,728
Purchases, net	-	-	-
Principal repayments	(48,911)	(78,389)	(82,128)
Premium amortization, net	(223)	(404)	(524)
Amortized cost at end of period	$89,149	$138,283	$217,076

Corporate Debt Obligations.  The Bank may invest in investment-grade debt obligations of various corporations.  The Bank's investment policy limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase.  As mentioned previously, with certain exceptions, the Bank's investment policy also limits a combined investment in corporate securities issued by any one entity to an amount not exceeding the lesser of either 2% of its total assets or 15% of its total tangible capital (20% of core capital in the event all securities of the obligor maintain a "AAA" credit rating).

As of December 31, 2011, the Bank’s investment in corporate debt obligations was comprised solely of eight securities with an aggregate remaining amortized cost of $17.9 million (based upon their purchase cost basis) that were secured primarily by the preferred debt obligations of pools of U.S. banks (with a small portion secured by debt obligations of insurance companies) ("TRUPs").  All eight securities were designated as held-to-maturity at December 31, 2011.

At December 31, 2011, in management’s judgment, the credit quality of the collateral pool underlying six of the eight securities had deteriorated to the point that full recovery of the Bank’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  The aggregate OTTI charge recognized on these securities was $9.9 million at December 31, 2011, of which $9.0 million was determined to be attributable to credit related factors and $930,000 was determined to be attributable to non-credit related factors. At December 31, 2011, these six securities had credit ratings ranging from  "D" to "Caa3."  The remaining two securities, which were not subject to OTTI charges as of December 31, 2011, had credit ratings ranging from "CC" to "Ba1" on that date.  During the year ended December 31, 2011, the Bank added pre-tax OTTI charges totaling $752,000 on TRUPs, of which $727,000 was credit related and $25,000 was non-credit related, and reduced non-credit OTTI by $1.3 million for various adjustment items.  In accordance with GAAP, the credit-related OTTI was recognized in the Bank's consolidated results of operations, while the non-credit OTTI was recognized as a component of other comprehensive income.

At December 31, 2011, the remaining aggregate amortized cost of TRUPs that could be subject to future OTTI charges through earnings was $8.9 million.  Of this total, unrealized losses of $2.4 million have already been recognized as a component of accumulated other comprehensive loss.

The following table sets forth the amortized/historical cost and fair value of the total portfolio of the Company's investment securities and MBS by accounting classification and type of security, at the dates indicated:

	At December 31,
	2011		2010		2009
	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value
MBS	Dollars in Thousands
Available-for-Sale:
FHLMC pass through certificates	$53,662	$57,048	$77,020	$81,068	$112,033	$117,033
FNMA pass through certificates	16,583	17,727	22,994	24,158	40,105	41,615
GNMA pass through certificates	763	787	833	857	917	941
Private issuer MBS	1,613	1,504	2,363	2,298	3,267	2,784
Agency issued CMOs and REMICs	15,128	15,389	32,953	33,965	57,418	59,070
Private issuer CMOs and REMICs	1,400	1,422	2,122	2,172	3,336	3,330
Total MBS available-for-sale	89,149	93,877	138,285	144,518	217,076	224,773

INVESTMENT SECURITIES
TRUPs Held-to-Maturity:	$8,910	$4,924	$10,760	$4,408	$13,765	$5,330
Total investment securities held-to-maturity	8,910	4,924	10,760	4,408	13,765	5,330
Available-for-Sale:
Federal agency obligations	170,362	170,309	81,388	81,152	36,900	36,732
Mutual funds	3,624	4,559	3,537	4,490	5,107	6,430
Total investment securities Available-for-Sale	173,986	174,888	84,925	85,642	42,007	43,162
Trading:
Mutual funds	1,736	1,774	1,425	1,490	-	-
Total trading securities	1,736	1,774	1,425	1,490	-	-
Total investment securities	$184,632	$181,586	$97,110	$91,540	$55,772	$48,492

(1)
Amount is net of cumulative credit related OTTI totaling $9.0 million on TRUPs held-to-maturity and $1.4 million on mutual funds available-for-sale at December 31, 2011, $8.2 million on TRUPs held-to-maturity and $1.4 million on mutual funds available-for-sale at December 31, 2010, and $5.8 million on TRUPs held-to-maturity and $3.1 million on mutual funds available-for-sale at December 31, 2009.

The following table presents the amortized cost, fair value and weighted average yield of available-for-sale investment securities and MBS (exclusive of equity investments) at December 31, 2011, categorized by remaining period to contractual maturity.

	Amortized Cost	Fair Value	Weighted Average Tax EquivalentYield
	(Dollars in Thousands)
MBS:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	$1,054	$1,112	3.65%
Due after 5 years but within 10 years	29,296	30,331	4.34
Due after ten years	58,799	62,434	4.70
Total	89,149	93,877	4.57

Federal Agency obligations:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	169,972	169,917	0.58
Due after 5 years but within 10 years	390	392	7.91
Due after ten years	-	-	-
Total	170,362	170,309	0.60

Total:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	171,026	171,029	0.60
Due after 5 years but within 10 years	29,686	30,723	4.39
Due after ten years	58,799	62,434	4.70
Total	$259,511	$264,186	1.96%

With respect to the federal agency obligations, all such securities have a call date occurring during 2012.  Based upon current interest rates, a significant portion of these securities could be expected to be called prior to contractual maturity.  In the event such securities are not called, the contractual maturities on such securities range from February 2013 to December 2013, and, if not pledged under borrowing agreements, are readily disposable based upon their credit rating and fair value.  With respect to MBS, the entire carrying amount of each security at December 31, 2011 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  As mentioned previously, the investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 1.7 years as of December 31, 2011 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their average maturity as presented in the table above.

GAAP requires that investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available-for-sale or securities held-to-maturity.  GAAP requires investments in equity securities that have readily determinable fair values be classified as either trading securities or securities available-for-sale.  Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At December 31, 2011, the Company owned, on a consolidated basis, $268.7 million of securities classified as available-for-sale, which represented 6.7% of total assets. Based upon the size of the available-for-sale portfolio, future variations in the market value of the available-for-sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

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

Deposits.   The Bank offers a variety of deposit accounts possessing a range of interest rates and terms.  At December 31, 2011, the Bank offered, and presently offers, savings, money market, interest bearing and non-interest bearing checking accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct and general marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided the great majority of its deposits.  At December 31, 2011, the Bank had deposit liabilities of $2.34 billion, down $6.9 million from December 31, 2010 (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2011, individual Retirement Accounts totaled $273.7 million, or 11.7%.

The Bank is authorized to accept brokered CDs up to an aggregate limit of $120.0 million.  At December 31, 2011 and 2010, the Bank had no brokered CDs.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2011, activity through this program has been nominal.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
DEPOSIT ACTIVITY	2011	2010	2009
	(Dollars in Thousands)
Deposits	$3,561,590	$2,539,002	$2,647,960
Withdrawals	3,594,601	2,435,248	2,733,967
(Withdrawals greater than Deposits) Deposits greater than Withdrawals	$(33,011)	$103,754	$(86,007)
Interest credited	26,131	29,991	42,792
Total (decrease) increase in deposits	$(6,880)	$133,745	$(43,215)

At December 31, 2011, the Bank had $401.5 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Date	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$32,982	1.06%
After three but within six months	98,191	1.62
After six but within twelve months	82,868	1.29
After 12 months	187,422	2.74
Total	$401,463	2.15%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2011			At December 31, 2010			At December 31, 2009
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$353,708	15.09%	0.21%	$329,182	14.00%	0.26%	$302,340	13.64%	0.27%
CDs	977,551	41.71	1.82	1,059,652	45.08	2.01	985,053	44.44	2.21
Money market accounts	772,055	32.94	0.63	727,939	30.97	0.71	708,578	31.96	0.93
Interest bearing checking accounts	99,308	4.24	0.23	108,078	4.60	0.51	114,416	5.16	0.67
Non-interest bearing checking accounts	141,079	6.02	-	125,730	5.35	-	106,449	4.80	-
Totals	$2,343,701	100.00%	1.01%	$2,350,581	100.00%	1.18%	$2,216,836	100.00%	1.35%

The weighted average maturity of the Bank's CDs at December 31, 2011 was 17.0 months, compared to 15.7 months at December 31, 2010.  The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2011:

	Period to Maturity at December 31, 2011
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2011	Total at December 31, 2010	Total at December 31, 2009
(Dollars in Thousands)
2.00% and below	$436,506	$121,193	$6,284	$2,008	$565,991	$543,198	$483,324
2.01% to 3.00%	115,619	20,047	47,140	24,100	206,906	298,816	215,510
3.01% to 4.00%	5,258	97,138	46,151	16,661	165,208	178,104	234,874
4.01% to 5.00%	3,671	35,682	-	-	39,353	39,446	50,063
5.01% and above	93	-	-	-	93	88	1,282
Total	$561,147	$274,060	$99,575	$42,769	$977,551	$1,059,652	$985,053

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.  The Bank's total borrowing line equaled $1.40 billion at December 31, 2011.

        The Bank had $939.8 million and $990.5 million of FHLBNY advances outstanding at December 31, 2011 and December 31, 2010, respectively.  The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

REPOS totaled $195.0 million at both December 31, 2011 and 2010.  REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements. Funds to repay the Bank's REPOS at maturity are provided primarily by cash received from the maturing securities.

Presented below is information concerning REPOS and FHLBNY advances for the periods presented:

REPOS:

	At or for the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Balance outstanding at end of period	$195,000	$195,000	$230,000
Average interest cost at end of period	4.33%	4.33%	4.32%
Average balance outstanding during the period	$195,000	$203,055	$230,000
Average interest cost during the period	4.33%	4.33%	4.32%
Estimated fair value of underlying collateral	$214,446	$214,539	$248,694
Maximum balance outstanding at month end during the year	$195,000	$230,000	$230,000

FHLBNY Advances:
	At or for the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Balance outstanding at end of period	$939,775	$990,525	$1,009,675
Average interest cost at end of period	2.88%	3.26%	3.53%
Weighted average balance outstanding during the period	$945,614	$991,063	$958,538
Average interest cost during the period	3.17%	3.51%	3.89%
Maximum balance outstanding at month end during period	$990,525	$1,064,675	$1,009,675

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of eight wholly-owned corporations, two of which are directly owned by the Holding Company and six of which are directly owned by the Bank.  The following table presents an overview of the Holding Company's subsidiaries, other than the Bank, as of December 31, 2011:

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

(1)   Dime Community Capital Trust I was established for the exclusive purpose of issuing and selling $72.2 million of capital securities and using the proceeds to acquire $72.2 million of junior subordinated debt securities issued by the Holding Company. The junior subordinated debt securities (referred to in this Annual Report as "trust preferred securities payable"), bear an interest rate of 7.0%, mature on April 14, 2034 and are the sole assets of Dime Community Capital Trust I.  In accordance with revised interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," Dime Community Capital Trust I is not consolidated with the Holding Company for financial reporting purposes.

Personnel

As of December 31, 2011, the Company had 363 full-time and 72 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

Tax Bad Debt Reserves.  The Bank, as a "large bank" under IRS classifications (i.e., one with assets having an adjusted basis in excess of $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into income) over a multi-year period a portion of the balance of its tax bad debt reserves as of June 30, 1996.  At the time of enactment of the recapture requirement, the Bank had already provided a deferred income tax liability for the post 1987 increase to the tax bad debt reserve for financial reporting purposes.  There was thus no adverse impact to the Bank's financial condition or results of operations as a result of the legislation.

Distributions. Capital distributions to the Bank's shareholder are considered distributions from the Bank's "base year tax bad debt reserve" (i.e., its reserve as of December 31, 1987, to the extent thereof), and then from its supplemental reserve for losses on loans.  Capital distributions include distributions: (i) in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes; (ii) for redemption of stock; and (iii) for partial or complete liquidation.

An amount based on the total capital distributions paid will be included in the Bank's taxable income in the year of distribution.  The amount of additional taxable income created from a capital distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, assuming a 35% federal corporate income tax rate, approximately one and one-half times the amount of such distribution (but not in excess of the amount of the above-mentioned reserves) would be includable in income for federal income tax purposes.  The Bank does not currently intend to make distributions that would result in a recapture of any portion of its base year tax bad debt reserves.  Dividends paid out of current or accumulated earnings and profits will not be included in the Bank's income.  (See "Part I - Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions," for a discussion of limits on capital distributions by the Bank to its shareholder).

Corporate Alternative Minimum Tax. The Bank's federal tax rate for the year ended December 31, 2011 was 35% of taxable income.  The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral or deduction of income resulting from the customary tax treatment of those items. Thus, the Bank's AMTI is increased by 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

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

Until 2010, NYS permitted deductions, within specified formula limits, for additions to the Bank’s tax bad debt reserves for purposes of computing its entire net income.  During 2010, NYS enacted a change in tax law that no longer permits the Bank to avail itself of this deduction.

In general, the Holding Company is not required to pay NYS tax on dividends and interest received from the Bank.

The statutory NYS tax rate for the year ended December 31, 2011 approximated 8.63% of taxable income.  This rate included a metropolitan commuter transportation district surcharge of 17% of the tax amount.

NYC.  The Holding Company and the Bank are both subject to a NYC banking corporation tax based on one of several methods, whichever results in the greatest tax.   These methods are as follows: 1) entire net income allocated to NYC, which is federal taxable income with adjustments; 2) .01% of assets; or 3) the alternative minimum tax of 3% (after the exclusion of certain preferential items).

NYC generally conforms its tax law to NYS tax law in the determination of taxable income (including the laws relating to tax bad debt reserves).  NYC tax law, however, did not allow a deduction for the carryover of a net operating loss of a banking company.  However, as a result of a change to the NYC tax law, net operating losses incurred in tax years after 2008 may be carried over.

State of Delaware. As a Delaware holding company not earning income in Delaware, the Holding Company is exempt from Delaware corporate income tax, however, it is required to file an annual report and pay an annual franchise tax to the State of Delaware.

Regulation

General

Prior to July 21, 2011, the Bank was subject to extensive regulation, examination, and supervision by the Office of Thrift Supervision (the "OTS"), as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer.  The Bank's deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund ("DIF").  The Bank was required to file reports with the OTS concerning its activities and financial condition, and to obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducted periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision established a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the DIF and depositors.  As a publicly-held unitary savings and loan holding company, the Holding Company was also required to file certain reports with, and otherwise comply with the rules and regulations of, both the SEC, under the federal securities laws, and the OTS.

In accordance with provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Reform Act"), the OTS was eliminated effective July 21, 2011.  As a result, effective July 21, 2011, the Bank's primary regulator transitioned from the OTS to the OCC.  The supervisory activities of the FDIC remained unchanged by this transition.  The Bank continues to be required to file reports with the OCC concerning its activities and financial condition, and to obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OCC conducts periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision continues to establish a comprehensive framework of activities in which a savings association may engage and is intended primarily for the protection of the DIF and depositors.  Much of the regulation and supervision activities performed by the OCC are often conducted in accordance with interagency regulatory guidelines that had previously been utilized by the OTS.  As a result, through December 31, 2011, the level of regulation and supervision encountered by the Bank had not changed materially since the transition of its primary regulator.

As of July 21, 2011, the Holding Company's primary regulator transitioned from the OTS to the Federal Reserve Bank of Philadelphia.  This transition had no impact upon the Holding Company's compliance with federal securities laws of the SEC.

The OCC and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or the United States Congress, could have a material adverse impact on the operations of the Company.

Planned Charter Conversion.  On February 24, 2012, the Bank filed an application with the New York State Department of Financial Services ("NYSDFS") to convert from a federally-chartered stock savings bank to a New York State-chartered stock savings bank (the "Application").  The NYSDFS was created by combining the New York State Banking and Insurance Departments to modernize regulatory oversight of the State's financial services industry.  If the Application is approved, the Bank will no longer be a federal savings bank subject to the regulation and examination of the OCC and will become a New York State chartered savings bank subject to the regulation and examination of the NYSDFS (the "Conversion").   The Bank would continue to be subject to regulation and examination by the FDIC, and the Holding Company would continue to be subject to regulation and examination by the Federal Reserve Bank of Philadelphia. The Company does not expect the change in regulatory framework to have a material effect on its business or operations.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and savings and loan holding companies, and does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Associations

Business Activities.   The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (''HOLA''), and the regulations of the OCC enacted thereunder. Pursuant thereto, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The investment powers are subject to various limitations, including a: (i) prohibition against the acquisition of any corporate debt security not rated in one of the four highest rating categories; (ii) limit of 400% of capital on the aggregate amount of loans secured by non-residential real property; (iii) limit of 20% of assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) limit of 35% of assets on the aggregate amount of consumer loans and commercial paper and corporate debt securities; (v) limit of 5% of assets on non-conforming loans (i.e., certain loans in excess of specified amounts); and (vi) limit of the greater of 5% of assets or capital on certain construction loans made for the purpose of financing property which is, or is expected to become, residential.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.

Recent Financial Regulatory Reforms.   On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  Through December 31, 2011, the Reform Act did not have a material impact on the Company's core operations.  There are many provisions of the Reform Act that remain to be implemented within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the ultimate effect of such provisions.  The Company believes that the following provisions of the Reform Act, when fully implemented, may have an impact on the Company:

Under provisions of the Reform Act, the Consumer Financial Protection Bureau ("CFPB") has been created.  With respect to insured depository institutions with less than $10 billion in assets, such as the Bank, the CFPB has rulemaking authority for federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement

Procedures Act, and the Truth in Savings Act, among others, and may participate in examinations conducted by the federal bank regulatory agencies to determine compliance with consumer protection laws and regulations, although the CFPB will have no enforcement authority with respect to these matters.  As a new independent Bureau within the Federal Reserve System, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

In addition, the Reform Act significantly repealed the federal preemption of state consumer protection laws that had been provided to federal savings associations and national banks by (i) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (ii) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (iii) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  The Reform Act provides that the same standards for federal preemption of laws apply to both national banks and federal savings associations and eliminates the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, the Company may now be subject to state consumer protection laws in each state where the Company does business, and those laws may be interpreted and enforced differently in different states.  Since the Company performs the great majority of its business within one state, such change in authority is not currently expected to significantly impact its operations.

The Reform Act also contains provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities and that remove certain obstacles to the conversion of savings associations to national banks.  Such provisions are still being finalized.  The Company will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

In addition, as required by the Reform Act, the Board of Governors of the Federal Reserve System ("FRB') has adopted a rule that places restrictions on interchange fees applicable to debit card transactions . Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.  The fee restrictions do not apply to debit card issuers that, together with their affiliates, have assets of less than $10 billion.

Interagency Guidance on Nontraditional Mortgage Product Risks.  On October 4, 2006, the federal bank regulatory authorities (collectively the "Agencies") published the Interagency Guidance on Nontraditional Mortgage Product Risks (the "Nontraditional Mortgage Product Guidance"). The Nontraditional Mortgage Product Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Nontraditional Mortgage Product Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Nontraditional Mortgage Product Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Nontraditional Mortgage Product Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

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

Loans to One Borrower.   Under HOLA, savings associations are generally subject to limits on loans to one borrower identical to those imposed on national banks. Generally, pursuant to these limits, a savings association may not advance a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and unimpaired surplus. Additional amounts may be advanced, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by cash or readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2011, the Bank's limit on loans to one borrower was $55.2 million.  The Bank's largest aggregate amount of loans to one borrower on that date was $39.7 million and the second largest borrower had an aggregate loan balance of $38.2 million.

QTL Test.  HOLA requires savings associations to satisfy a QTL test.  A savings association may satisfy the QTL test by maintaining at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine months of the most recent twelve-month period. ''Portfolio assets'' means, in general, an association's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the association's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  A savings association may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code.  At December 31, 2011, the Bank maintained 71.2% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2011, and, therefore, was a QTL.

A savings association that fails the QTL test will generally be prohibited from (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends , unless the payment would be permissible for a national bank,  is necessary to meet obligations of a company that controls the savings bank, and is specifically approved by the OCC and the FRB, and (iii) establishing any new branch office in a location not permissible for a national bank in the association's home state.  A savings association that fails to satisfy the QTL test may be subject to OCC enforcement action.  In addition, within one year of the date a savings association ceases to satisfy the QTL test, any company controlling the association must register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended ("BHCA").  A savings association that has failed the QTL test may requalify under the QTL test and be relieved of the limitations; however, it may do so only once.  If the savings association does not requalify under the QTL test within three years after failing the QTL test, it will be required to terminate any activity, and dispose of any investment, not permissible for a national bank.  These provisions remain in effect under the Reform Act.

Capital Requirements.  OCC regulations require savings associations to satisfy three minimum capital standards: (i) a minimum tangible capital ratio of 3.0%, (ii) a risk-based capital ratio of 8%, and (iii) a leverage capital ratio of 4%.  For depository institutions that have been assigned the composite rating of one (the highest rating of the OCC under the Uniform Financial Institutions Rating System), the minimum required leverage capital ratio is 3%.  For any other depository institution, the minimum required leverage capital ratio is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.  In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but qualitative factors as well, and possesses the authority to establish increased capital requirements for individual institutions when necessary.

Under the Reform Act federal bank regulatory agencies are required to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  The new requirements eliminated the use of trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital for depository institution holding companies of the Holding Company’s size.  However, since the Holding Company had less than $15 billion of consolidated assets as of December 31, 2009, it will be permitted to include any trust preferred securities issued before May 19, 2010 as an element of Tier 1 capital.  As a result of the foregoing, in July 2015, the Holding Company will become subject to consolidated capital requirements to which it has not been previously subject, and the Holding Company will not be permitted to include any trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital when it becomes subject to these consolidated capital requirements.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires that the Agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities.  Current OCC regulations do not include a specific IRR component of the risk-based capital requirement; however, the OCC monitors the IRR of individual institutions through a variety of methods which are discussed on the next page.  The OCC, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent they are not in compliance with certain written OCC guidelines regarding IRR compliance analysis.  The OCC has not imposed any such requirements on the Bank.

The table below presents the Bank's regulatory capital compared to OCC regulatory capital requirements:

	Actual		Minimum Capital Requirement
As of December 31, 2011	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible capital	$359,838	9.11%	$118,561	3.0%
Leverage capital	359,838	9.11	158,082	4.0%
Total risk-based capital (to risk weighted assets)	368,317	12.24	240,760	8.0%
Tier I risk-based capital (to risk weighted assets)	347,822	11.56	120,380	4.0%

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2011
	Tangible Capital	Leverage Capital	Total Risk-Based Capital
	(Dollars in Thousands)
Stockholders' equity	$405,403	$405,403	$405,403
Non-allowable assets:
MSR	(162)	(162)	(162)
Accumulated other comprehensive loss	10,235	10,235	10,235
Goodwill	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	359,838	359,838	359,838
Adjustment for First Loss Position on loans sold with recourse	-	-	(12,016)
General regulatory valuation allowance	-	-	20,495
Total (Tier 2) risk based capital	359,838	359,838	368,317
Minimum capital requirement	118,561	158,082	240,760
Regulatory capital excess	$241,277	$201,756	$127,557

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

Limitation on Capital Distributions.   OCC and FRB regulations impose limitations upon capital distributions by savings associations, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the FRB at least 30 days prior to each capital distribution.  Whether an application is required is based on a number of factors including whether the institution qualifies for expedited treatment under OCC rules and regulations or if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, the Bank must file an application for FRB approval of a proposed capital distribution.  The FRB assumes the responsibility for notifying the OCC of such request.  The FRB or OCC can prohibit a proposed capital distribution otherwise permissible under the regulation if it determines that the association is in need of greater than customary supervision or that a proposed distribution would constitute an unsafe or unsound practice. Further, under OCC prompt corrective action regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank would fail to satisfy its minimum capital requirements, as described above  (See ''Part I - Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Prompt Corrective Regulatory Action'').  In addition, pursuant to the Federal Deposit Insurance Act ("FDIA"), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" as defined in the FDIA.

Liquidity.   Pursuant to OCC regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion).  At December 31, 2011, the Bank satisfied all such liquidity requirements.

Assessments.   Savings associations are required by OCC regulation to pay semi-annual assessments to the to fund its operations.  The regulations base the assessment for individual savings associations, other than those with total assets never exceeding $100.0 million, on three components: the size of the association (on which the basic assessment is based); the association's supervisory condition, which results in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in percentage increases for a savings association that managed over $1 billion in trust assets, serviced loans for other institutions aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  Savings and loan holding companies are also required to pay semi-annual assessments to the OCC.

Branching.   Subject to certain limitations, HOLA and OCC regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings associations located in another state, and (ii) to an association that either satisfies the QTL test or qualifies as a ''domestic building and loan association'' under the Code, which imposes qualification requirements similar to those for a QTL under HOLA (See "Part I - Item 1 – Business - Regulation - Regulation of Federal Savings Associations - QTL Test'').  HOLA and federal agency regulations preempt any state law purporting to regulate branching by federal savings associations.

Community Reinvestment.   Under the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, a savings association possesses a continuing and affirmative obligation, consistent with its safe and sound operation, to help satisfy the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are most appropriate to its particular community. The CRA requires the OCC, in connection with its examination of a savings association, to assess the association's record of satisfying the credit needs of its community and consider such record in its evaluation of certain applications by the association.  The assessment is composed of three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines and other offices.  The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examination.   Regulations additionally require that the Bank publicly disclose certain agreements that are in fulfillment of the CRA.  The Bank has no such agreements.

Transactions with Related Parties.   The Bank's authority to engage in transactions with its ''affiliates'' is limited by OCC regulations, Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (''FRA''), and Regulation W issued by the FRB.  OCC regulations regarding transactions with affiliates conform to Regulation W.  These provisions, among other matters, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates, which, for the Bank, would include the Holding Company, principal shareholders, directors and executive officers.

OCC regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from: (i) advancing a loan to an affiliate engaged in non-bank holding company activities; and (ii) purchasing or investing in securities issued by an affiliate that is not a subsidiary.  OCC regulations also include certain exemptions from these prohibitions.  The FRB and the OCC require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OCC regulations regarding transactions with affiliates.

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

The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, directors and principal shareholders, by, among other practices, expanding covered transactions to include securities lending, repurchase agreements and derivatives activities with affiliates.  These changes are effective July 21, 2012.

Enforcement.   Under FDICIA, the OCC possesses primary enforcement responsibility over federally-chartered savings associations and has the authority to bring enforcement action against all ''institution-affiliated parties,'' including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty or certain other wrongful actions that cause, or are likely to cause, more than minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide series of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators possess substantial discretion to take enforcement action against an institution that fails to comply with regulatory structure, particularly with respect to capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under FDICIA, the FDIC has the authority to recommend that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC possesses authority to take such action under certain circumstances.

Standards for Safety and Soundness.   Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OCC, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the OCC has adopted regulations pursuant to FDICIA that authorize, but do not require, the OCC to order an institution that has been given notice by the OCC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the ''prompt corrective action'' provisions of FDICIA (See "Part I - Item 1 – Business - Regulation - Regulation of Savings Associations – Prompt Corrective Regulatory Action").  If an institution fails to comply with such an order, the OCC may seek enforcement in judicial proceedings and the imposition of civil money penalties.

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

Prompt Corrective Regulatory Action.   Under the OCC prompt corrective action regulations, the OCC is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the OCC within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company.  In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion.  Generally, under the OCC regulations, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level.  As of December 31, 2011, the Bank satisfied all criteria necessary to be categorized "well capitalized" under the prompt corrective action regulatory framework.

When appropriate, the OCC can require corrective action by a savings association holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts.  As a result of the Reform Act, the standard maximum deposit insurance amount has been permanently increased to $250,000 per depositor.  The FDIC adopted final rules conforming its regulations to the provisions of the Reform Act relating to the new permanent standard maximum deposit insurance amount. In accordance with the Reform Act, the FDIC adopted rules which provide for temporary unlimited insurance coverage of certain non-interest bearing transactions accounts.  Such coverage began on December 31, 2010 and terminates on December 31, 2012. Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC.

Savings associations are required to pay quarterly deposit insurance assessments to the DIF.  The amount of the assessment is determined based upon a risk-based assessment system.  Under this risk-based system, the FDIC assigns an institution to one of four risk categories entitled Risk Category I, II, III and IV, with Risk Category I considered most favorable and Risk Category IV considered least favorable.  Risk Category I contains all well capitalized institutions with capital adequacy, asset quality, management, earnings, and liquidity component ratings ("CAMEL Component Ratings") of either 1 or 2.  Risk Category II contains all institutions that are adequately capitalized and possess CAMEL Component Ratings of either 1, 2 or 3.  Risk Category III contains either undercapitalized institutions that have CAMEL Composite Ratings of 1, 2 or 3 or adequately capitalized institutions that have CAMEL Composite Ratings of 4 or 5.  Risk Category IV contains all institutions that are undercapitalized and have a CAMEL Composite Ratings of 4 or 5.  The Bank currently falls within Risk Category I.  Base assessment rates for institutions within Risk Category I range from 12 to 16 basis points, depending upon a combination of the institution's CAMEL Component Ratings and financial ratios.  The base assessment rates are fixed at 22 basis points, 32 basis points and 45 basis points for institutions within Risk Categories II, III and IV, respectively.  Total base assessment rates, after applying all possible adjustments, as described below, currently range from 7 to 77.5 basis points of deposits.

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

On November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  The Bank's payment on December 30, 2009 totaled approximately $13.4 million, of which a $7.2 million prepayment balance remained at December 31, 2011.

In accordance with the Reform Act, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution.  The depository institution debt adjustment equals fifty basis points of each dollar of long-term, unsecured debt held as an asset by an insured depository institution when that debt was issued by another insured depository institution, to the extent that all such debt exceeds three percent of the institution’s Tier 1 capital.
The new rate schedule and other revisions to the assessment rules became effective April 1, 2011 and were used to calculate the Bank’s assessments commencing with the quarterly period ended June 30, 2011.  As revised by the final rule, for depository institutions with less than $10 billion in assets, such as the Bank, the initial base assessment rates will range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  Total base assessment rates, after applying the unsecured debt and brokered deposit adjustments, will range from two and one-half to forty-five basis points.  This new assessment rate schedule is expected to result in reduced deposit insurance expenses for the Company.

The Reform Act also increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be achieved by September 30, 2020, and provides that in establishing the assessments necessary to satisfy the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that the cost of increasing the reserve ratio will be borne in greater proportion by institutions with more than $10 billion in assets.  On October 19, 2010, the Board of Directors of the FDIC adopted a new Restoration Plan (the “Restoration Plan”) to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other matters, the Restoration Plan provided that the FDIC forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011.  The FDIC intends to pursue further rulemaking regarding the method that will be used to achieve the reserve ratio of 1.35%, in a manner that places a greater proportion of the cost of increasing the reserve ratio to 1.35% on institutions with more than $10 billion in assets.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the Savings Association Insurance Fund ("SAIF") [which was merged with the Bank Insurance Fund ("BIF") into the newly-formed DIF on March 31, 2006] and expand the assessment base for the payments of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF insurance funds that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The Bank's total expense in 2011 for the FICO bonds assessment was $255,000.  These payments will continue until the FICO bonds mature in 2017 through 2019.

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

Privacy and Security Protection.  The OCC has adopted regulations implementing the privacy protection provisions of The Gramm- Leach-Bliley Act of 1999 ("Gramm-Leach").  The regulations require financial institutions to adopt procedures to protect customers and their "non-public personal information."  The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers the ability to "opt-out" of:  1) the sharing of their personal information with unaffiliated third parties if the sharing of such information does not satisfy any of the permitted exceptions; and 2) the receiving of any marketing solicitations from Bank affiliates.

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

Insurance Activities.  As a federal savings association, the Bank is generally permitted to engage in certain insurance activities through subsidiaries.  Federal agency regulations prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity not affiliated with the depository institution.  The regulations additionally require prior disclosure of this prohibition if such products are offered to credit applicants.

Federal Home Loan Bank ("FHLB") System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock.  The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions.  The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements.  The minimum stock investment requirement in the FHLBNY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis.  For the Bank, the membership stock purchase requirement is 0.2% of "mortgage-related assets," as defined by the FHLBNY, which consist primarily of residential mortgage loans and MBS held by the Bank.  The activity-based stock purchase requirement for the Bank is equal to the sum of: (i) 4.5% of outstanding borrowings from the FHLBNY; (ii) 4.5% of the outstanding principal balance of the "acquired member assets," as defined by the FHLBNY, and delivery commitments for acquired member assets; (iii) a specified dollar amount related to certain off-balance sheet items, which for the Bank is zero; and (iv) a specific percentage range from 0% to 5% of the carrying value on the FHLBNY's balance sheet of derivative contracts between the FHLBNY and its members, which is also zero for the Bank.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $49.5 million at December 31, 2011.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System.   The Bank is subject to provisions of the FRA and FRB regulations pursuant to which savings associations are required to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts).  FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts in excess of $11.5 million through $71.0 million (subject to adjustment by the FRB) plus a reserve of 10%  against the portion of total transaction accounts in excess of $71.0 million.  The initial $11.0 million of otherwise reservable balances are currently exempt from the reserve requirements, however, the exemption is adjusted by the FRB at the end of each year.  The Bank is in compliance with the foregoing reserve requirements.

Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to satisfy the FRB reserve requirements may be used to satisfy liquidity requirements imposed by the OCC.

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

Anti-Money Laundering and Customer Identification.   The Company is subject to Bank Secrecy Act amendments and specific federal agency guidance in relation to implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("PATRIOT Act").  The PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the PATRIOT Act enacted measures intended to encourage information sharing among bank regulatory and law enforcement agencies.  In addition, certain provisions of Title III and the OCC guidance impose affirmative obligations on a broad range of financial institutions, including banks and thrifts.  Title III imposes the following requirements, among others, with respect to financial institutions: (i) establishment of anti-money laundering programs; (ii) establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time; (iii) establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and (iv) prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

In addition, bank regulators are directed to consider a holding company's effectiveness in preventing money laundering when ruling on FRA and Bank Merger Act applications.

Regulation of Holding Company

The Holding Company is a non-diversified unitary savings and loan holding company within the meaning of HOLA.  As discussed previously, prior to July 21, 2011, the Holding Company was under the primary regulation and supervision of the OTS.  Effective July 21, 2011, the FRB assumed the role of the Holding Company's primary regulator.  The Holding Company is thus currently subject to FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over the Holding Company's non-savings association subsidiaries.  Among other effects, this authority permits the OCC to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings association.

HOLA prohibits a savings association holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the FRB or OCC; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, non-subsidiary holding company, or non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the FRB and OCC must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

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

Upon any non-supervisory acquisition by the Holding Company of another savings association or a savings bank that satisfies the QTL test and is deemed to be a savings association by the OCC and that will be held as a separate subsidiary, the Holding Company will become a multiple savings association holding company and will be subject to limitations on the types of business activities in which it may engage.  HOLA currently limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible under Section 4(c)(8) of the BHCA, subject to prior approval of the FRB, and to other activities authorized by federal agency regulations.  Effective in April 2008, however, all savings and loan association holding companies became permitted, with the prior approval of the appropriate regulatory agency, to engage in all activities in which bank holding companies may engage under any regulation the FRB has promulgated under Section 4(c) of the BHCA.

Federal agency regulations prohibit regulatory approval of any acquisition that would result in a multiple savings association holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (i) in a supervisory transaction, or (ii) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions.  The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary.

The Bank must file a notice with the FRB prior to the payment of any dividends or other capital distributions to the Holding Company  (See "Part I - Item 1 – Business - Regulation - Regulation of Federal Savings Associations - Limitation on Capital Distributions'').  The FRB assumes responsibility for notifying the OCC of such request. Either the FRB or the OCC have the authority to deny such payment request.

Federal Securities Laws

The Holding Company's common stock is registered with the SEC under Section 12(g) of the Exchange Act.  It is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Delaware Corporation Law

The Holding Company is incorporated under the laws of the State of Delaware, and, therefore, is subject to regulation by the State of Delaware, and the rights of its shareholders are governed by the Delaware General Corporation Law.

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

Conditions in the real estate markets in which the collateral for the Bank’s mortgage loans are located strongly influence the level of the Bank’s non-performing loans and the value of its collateral. Real estate values are affected by, among other items, fluctuations in general or local economic conditions, supply and demand, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Declines in real estate markets have in the past, and may in the future, negatively impact the Company’s results of operations, cash flows, business, financial condition and prospects.  In addition, at December 31, 2011 the Bank had five borrowers for which its total lending exposure equaled or exceeded 10% of its capital.  Total default by these borrowers could adversely impact the Bank's financial condition and results of operations.

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

The Bank’s primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. The Bank's one-year interest rate sensitivity gap is the difference between interest rate sensitive assets maturing or repricing within one year and its interest rate sensitive liabilities maturing or repricing within one year, expressed as both a total amount and as a percentage of total assets.  At December 31, 2011, the Bank's one year interest rate gap was negative 3%, indicating that the overall level of its interest rate sensitive liabilities maturing or repricing within one year exceeded that of its interest rate sensitive assets maturing or repricing within one year.  In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decline in net interest income from its existing investments and funding sources.

Based upon historical experience, if interest rates were to rise, the Bank would expect the demand for multifamily loans to decline. Decreased loan origination volume would likely negatively impact the Bank's interest income. In addition, if interest rates were to rise rapidly and result in an economic decline, the Bank would expect its level of non-performing loans to increase. Such an increase in non-performing loans may result in an increase to the provision/allowance for loan losses and possible increased charge-offs, which would negatively impact the Company's net income.

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

As a federally-chartered savings bank, the Bank is required to monitor changes in its Economic Value of Equity ("EVE"), which is the difference between the estimated market value of its assets and liabilities. In addition, the Bank monitors its EVE ratio, which is the EVE divided by the estimated market value of total assets and net interest income.  To monitor its overall sensitivity to changes in interest rates, the Bank simulates the effect of instantaneous changes in net interest income of up to 400 basis points on its assets and liabilities.  Interest rates do and will continue to fluctuate, and the Bank cannot predict future FOMC actions or other factors that will cause interest rates to vary.

The Company operates in a highly regulated industry and is subject to uncertain risks related to changes in laws, government regulation and monetary policy.

The Holding Company and the Bank are subject to extensive supervision, regulation and examination by the OCC (the Bank's primary regulator), the FRB (the Holding Company's primary regulator) and the FDIC, as its deposit insurer. Such regulation limits the manner in which the Holding Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Failure to comply with applicable laws and regulations could subject the Holding Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Holding Company and Bank.  For further information regarding the laws and regulations that affect the Holding Company and the Bank, see

"Item 1. Business - Regulation - Regulation of Federal Savings Associations," and "Item 1. Business - Regulation - Regulation of Holding Company."

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

During 2008 and 2009, there was unprecedented government intervention in response to the financial crises affecting the banking system and financial markets, including:

●
The enactment of the Emergency Economic Stabilization Act of 2008 ("EESA") in October 2008, which gave the Treasury the authority, among others, to purchase up to $700 billion of troubled assets from financial institutions;

●
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

●
The announcement by the Treasury in February 2009 of the Capital Assistance Program ("CAP") under which qualifying financial institutions were provided access to contingent common equity provided by the U.S. government as a bridge to private capital in the future;

●
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

●
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

The Company did not participate in the TLGP, CPP, CPFF or CAP, and has not participated in either PPIP program.

Although it appears that there has been some stabilization of the U.S. financial markets as a result of the foregoing programs and other actions taken by the U.S. government, there can be no assurance as to the actual impact that such programs or any other governmental program will have on the financial markets and the economy in the future. The financial market and economic conditions that existed during the years 2008 through 2011 had, and to the extent that such conditions continue or worsen, will continue to have, an adverse affect on the Company's financial condition and results of operations, and could also materially and adversely affect the Company's business, access to credit or the trading price of the Holding

Company's common stock.  In addition, the Company expects to face increased regulation and supervision of the Bank's industry as a result of the financial crisis in the banking and financial markets, and there will be additional requirements and conditions imposed to the extent that it participates in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase costs and limit the Company's ability to pursue business opportunities.

The FDIC’s restoration plan and the related increased assessment rate schedule may have a further material effect on the Company's results of operations.

In February 2009, the FDIC adopted a final rule which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount.  The Bank's deposit insurance assessments totaled $2.6 million for the year ended December 31, 2011, compared to $4.1 million for the year ended December 31, 2010.

The FDIC also adopted a final rule in May 2009 imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.  The Bank's FDIC special assessment totaled $1.8 million for the year ended December 31, 2009.

On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increased the deposit insurance assessment rate uniformly across all four risk categories by nine basis points (annualized) of insured deposits beginning January 1, 2011.  In addition, on November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  The Bank's payment on December 30, 2009 totaled approximately $13.4 million, and was $7.2 million as of December 31, 2011.

On October 19, 2010, the Board of Directors of the FDIC adopted the Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other matters, the Restoration Plan provides that the FDIC will forego the uniform nine basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%.

On February 7, 2011, the FDIC adopted a final rule that re-defines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revises the risk-based assessment system for all large insured depository institutions by introducing a scoring system.  This system involves the FDIC establishing a score for each such institution which then translates into an assessment rate.  See "Part 1. Item 1- Business Regulation - Regulation of Federal Savings Association - Insurance of Deposit Accounts" for a further discussion of the impact of this final rule.

On April 12, 2011, the FDIC Board of Directors authorized publication of proposed guidelines describing the process that the FDIC would follow to determine whether to make an adjustment to the score used to calculate the assessment rate for a large or highly complex institution, the size of any such adjustment, and the procedure the FDIC would follow to notify an institution of an adjustment. Pursuant to the proposed guidelines, the FDIC can make a limited adjustment, either upward or downward, to an institution’s total score based upon risks or risk mitigating factors that are not adequately captured in the institution’s scorecard.  In addition, an institution can make written request to the FDIC for such an adjustment.  In either case, the FDIC would consult with an institution’s primary federal regulator and appropriate state banking supervisor before making any decision to adjust an institution’s total score.   Any adjustment to an institution’s score must be approved by the FDIC and there is no assurance that a request for an adjustment will result in a downward adjustment.

The recent adoption of regulatory reform legislation has created uncertainty and may have a material effect on the Company's operations and capital requirements.

The Reform Act includes provisions that restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities and that remove certain obstacles to the conversion of savings associations to national banks.  Such provisions are still being finalized.  The Company will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

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

Pursuant to the Reform Act, the FRB became responsible for the supervision of savings and loan holding companies on July 21, 2011.  In accordance with this authority, on April 15, 2011, the FRB requested comment on proposed supervisory guidance pursuant to which the FRB is seeking to apply certain elements of its consolidated supervisory program for bank holding companies, including consolidated capital requirements, to savings and loan holding companies. Pursuant to the proposed supervisory guidance, the FRB is considering applying to savings and loan holding companies the same consolidated risk-based and leverage capital requirements currently applicable to bank holding companies.  The FRB, together with the other federal banking agencies, expects to issue a notice of proposed rulemaking that will outline how Basel III-based requirements will be implemented for all institutions, including savings and loan holding companies.  The FRB expects that final rules establishing Basel III-based capital requirements would be finalized in 2012 and implementation would start in 2013.

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

Downgrades of the current "AAA" credit rating assigned to the U.S. Government could adversely affect the Bank and/or Holding Company.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The headquarters of both the Holding Company and the Bank are located at 209 Havemeyer Street, Brooklyn, New York  11211.  The headquarters building is fully owned by the Bank.  The Bank conducts its business through twenty-six full-service retail banking offices located throughout Brooklyn, Queens, the Bronx and Nassau County, New York.

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

Item 4.  Mine Safety Disclosures

Not applicable.

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

	Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$15.89	$14.02	$0.14	$14.06	$11.21
June 30th	0.14	15.60	13.00	0.14	14.12	11.18
September 30th	0.14	15.17	9.61	0.14	14.32	11.78
December 31st	0.14	13.28	9.70	0.14	15.62	13.33

On December 30, 2011, the final trading date in the fiscal year, the Holding Company's common stock closed at $12.60.

Management estimates that the Holding Company had approximately 8,100 shareholders of record as of March 1, 2012, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 35,109,045 shares of Holding Company common stock outstanding at December 31, 2011.

During the year ended December 31, 2011, the Holding Company paid cash dividends totaling $18.9 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2010, the Holding Company paid cash dividends totaling $18.6 million, representing $0.56 per outstanding common share.

On January 26, 2012, the Board of Directors declared a cash dividend of $0.14 per common share to all shareholders of record as of February 6, 2012.  This dividend was paid on February 13, 2012.

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

The Holding Company did not purchase any shares of its common stock into treasury during the three months ended December 31, 2011.

A summary of the shares repurchased by month is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2011	-	-	-	1,124,549
November 2011	-	-	-	1,124,549
December 2011	-	-	-	1,124,549

(1) No existing repurchase programs expired during the three months ended December 31, 2011, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  The 1,124,549 shares that remained eligible for repurchase at December 31, 2011 are available under the Company's twelfth stock repurchase program, which was publicly announced in June 2007.  The twelfth stock repurchase program authorized the purchase of up to 1,787,665 shares of the Holding Company's common stock, and has no expiration.

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2007 through December 31, 2011.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

	Period Ending December 31,
Index	2006	2007	2008	2009	2010	2011
Dime Community Bancshares, Inc.	100.00	95.14	102.57	95.50	123.82	111.37
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Thrift	100.00	59.99	38.18	35.60	37.20	31.30

Item 6.  Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Certain amounts as of and for the years ended December 31, 2010, 2009, 2008 and 2007 have been reclassified to conform to the December 31, 2011 presentation.  These reclassifications were not material.

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Condition Data:
Total assets	$4,021,180	$4,040,295	$3,952,274	$4,055,598	$3,501,175
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	3,443,633	3,454,326	3,374,170	3,274,051	2,861,638
MBS	93,877	144,518	224,773	301,351	162,764
Investment securities (including FHLBNY capital stock)	232,642	145,491	104,485	80,898	73,204
Federal funds sold and other short-term investments	951	4,536	3,785	-	128,014
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	2,343,701	2,350,581	2,216,836	2,260,051	2,179,998
Borrowings	1,205,455	1,256,205	1,335,355	1,346,840	958,745
Stockholders' equity	361,034	328,734	294,773	276,964	268,852
Selected Operating Data:
Interest income	$209,216	$214,794	$209,168	$202,654	$182,160
Interest expense	69,714	79,413	97,685	111,302	111,147
Net interest income	139,502	135,381	111,483	91,352	71,013
Provision for loan losses	6,846	11,209	13,152	2,006	240
Net interest income after provision for loan losses	132,656	124,172	98,331	89,346	70,773
Non-interest (loss) income	7,929	8,055	(745)	2,814	10,420
Non-interest expense	61,688	61,977	57,310	49,973	45,502
Income before income tax	78,897	70,250	40,276	42,187	35,691
Income tax expense	31,588	28,861	14,087	14,159	13,248
Net income	$47,309	$41,389	$26,189	$28,028	$22,443

	At or for the Year Ended December 31,
	2011		2010		2009		2008		2007
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	1.16%		1.01%		0.66%		0.76%		0.69%
Return on average stockholders' equity	13.65		13.15		9.20		10.29		8.11
Stockholders' equity to total assets at end of period	8.98		8.14		7.46		6.83		7.68
Loans to deposits at end of period	147.80		147.77		153.18		145.64		131.97
Loans to interest-earning assets at end of period	91.36		92.18		91.07		89.60		88.77
Net interest spread (2)	3.38		3.34		2.73		2.34		1.88
Net interest margin (3)	3.60		3.53		2.96		2.60		2.29
Average interest-earning assets to average interest-bearing liabilities	112.07		109.32		108.99		108.35		111.48
Non-interest expense to average assets	1.51		1.52		1.44		1.35		1.39
Efficiency ratio (4)	41.64		42.74		48.65		51.25		55.88
Effective tax rate	40.04		41.08		34.98		33.56		37.12
Dividend payout ratio	30.00		45.16		70.89		65.88		83.58
Per Share Data:
Diluted earnings per share	$1.40		$1.24		$0.79		$0.85		$0.67
Cash dividends paid per share	0.56		0.56		0.56		0.56		0.56
Book value per share (5)	10.28		9.50		8.57		8.10		7.93
Asset Quality Ratios and Other Data(1):
Net charge-offs	$5,925		$13,821		$8,993		$583		$9
Total non-performing loans (6)	28,973		20,168		11,294		7,402		2,856
OREO	-		-		755		300		-
Non-performing TRUPs	1,012		564		688		-		-
Total non-performing assets	29,985		20,732		12,737		7,702		2,856
Non-performing loans to total loans	0.84%		0.58%		0.33%		0.22%		0.10%
Non-performing assets to total assets	0.75		0.51		0.32		0.19		0.08
Allowance for Loan Losses to:
Non-performing loans	78.04%		95.03%		190.41%		235.80%		538.76%
Total loans (7)	0.58		0.55		0.63		0.53		0.53
Regulatory Capital Ratios: (Bank only) (1)
Tangible capital	9.11%		8.23%		7.60%		7.63%		7.88%
Leverage capital	11.56		8.23		7.60		7.63		7.88
Total risk-based capital	12.24		11.95		11.22		11.43		11.92
Earnings to Fixed Charges Ratios (8) (9):
Including interest on deposits	2.12	x	1.87	x	1.41	x	1.38	x	1.32	x
Excluding interest on deposits	2.78		3.24		1.72		1.80		1.98
Full Service Branches	26		25		23		23		21

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
(5) Book value per share equals total stockholders' equity divided by shares outstanding at each period end.
(6) Includes non-performing loans designated as held for sale at period end.
(7) Total loans represent loans and loans held for sale, net of deferred fees and costs, and excluding (thus not reducing the aggregate balance by) the allowance for loan losses.

(8)   For purposes of computing the ratios of earnings to fixed charges, earnings represent income before taxes, extraordinary items and the cumulative effect of accounting changes plus fixed charges.  Fixed charges represent total interest expense, including and excluding interest on deposits.

(9)   Interest on unrecognized tax benefits totaling $677,000, $555,000, $480,000 and $509,000 is included in the calculation of fixed charges for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on NYC multifamily residential and mixed-use real estate loans.  In late 2008, the Company began restricting growth based upon the desire to retain capital levels sufficient to accommodate potential credit quality problems resulting from the downturn in the economy and the local real estate market.  This strategy continued throughout 2009, 2010 and 2011.

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

The years ended December 31, 2009, 2010 and 2011 were dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions, coupled with ongoing economic and political turmoil in various parts of the world.  These events led to historically high dislocations in credit markets, creating favorable origination spreads from the benchmark origination interest rates during the period.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the FOMC (which greatly impact the pricing of the Bank's retail deposits), benefitted both the net interest spread and net interest margin during the years ended December 31, 2010 and 2011, thus favorably impacting the Company's consolidated earnings.  Partially offsetting this benefit were credit costs on Bank-owned loans during 2010 and 2011, as well as increased credit costs recognized during 2009 on loans sold to FNMA with recourse.  During the year ended December 31, 2011, the FOMC prolonged its monetary policy actions aimed at maintaining both short-term and long-term interest rates at historically low levels.  This continued to benefit the Company's funding costs during the year ended December 31, 2011, while adversely impacting the average yield on its interest earning assets.

During the year ended December 31, 2011, the Company experienced an increased level of prepayment and satisfaction activity, as management elected not to pursue loans that were either: 1) unfavorable from an interest rate repricing standpoint; or 2) required underwriting criteria in excess of management's risk tolerance.  Should such levels of prepayment continue, they will reduce the average yield (exclusive of contractual prepayment charges) of the Bank's loan portfolio, which would likely adversely impact the Company's net interest margin in future periods.

During the period January 1, 2009 to December 31, 2011, credit costs remained significantly higher than the levels experienced prior to 2009.

Critical Accounting Policies

Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), the liability for the First Loss Position, the valuation of

MSR, asset impairments (including the assessment of impairment of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments, and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

The following are descriptions of the Company's critical accounting policies and explanations of the methods and assumptions underlying their application.

Allowance for Loan Losses and Reserve for Loan Commitments. The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 6 to the Company's consolidated financial statements.  The reserve for loan commitments is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve are achieved via a transfer of reserves from the Bank's allowance for loan losses, with any subsequent resulting shortfall in the allowance for loan losses satisfied through the quarterly provision for loan losses.  Any decreases in the loan commitment reserve are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

Reserve Liability for the First Loss Position.  The Bank's methods and assumptions utilized to periodically determine its reserve liability for the First Loss Position are summarized in Note 6 to the condensed consolidated financial statements.

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

To the extent that the valuation of the MSR (as determined in the manner indicated above) falls below its recorded balance, an impairment charge is recognized through a valuation allowance, with any adjustments to such allowance reflected in periodic earnings.

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

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2011 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events or circumstances have occurred subsequent to December 31, 2011 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with ASC 805-10.

(ii) Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At December 31, 2011, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of December 31, 2011.  As a result, at both December 31, 2011 and 2010, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 17 to the Company's consolidated financial statements).

At December 31, 2011 and 2010, the Company had an investment in nine mutual funds totaling $1.7 million that were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at December 31, 2011 and 2010 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 3 to the Company's consolidated financial statements for a reconciliation of OTTI on securities during the years ended December 31, 2011 and 2010.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater than 50% likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

Unrecognized Tax Positions. Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no material uncertain tax positions as of December 31, 2011.  As of December 31, 2010, uncertain tax positions totaled $1.4 million, which were eliminated during the year ended December 31, 2011.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Please refer to "Part 1 - Item 1 – Business - Asset Quality - Monitoring and Collection of Delinquent Loans" for a discussion of management's policies for determining whether a loan is maintained on accrual or non-accrual status.

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

Retail branch and internet banking deposits decreased $6.9 million during the year ended December 31, 2011, compared to an increase of $133.7 million during the year ended December 31, 2010. Within deposits, core deposits (i.e., non-CDs) increased $75.2 million during the year ended December 31, 2011, due to both successful gathering efforts tied to promotional offerings as well as increased commercial checking balances, while CDs declined $82.1 million during the year ended December 31, 2011, primarily as a result of runoff of maturing promotional deposits for which the Bank did not bid aggressively to retain.  During the year ended December 31, 2010, CDs increased $74.6 million, fueled by a promotional 15-month individual retirement account CD marketing campaign, while core deposits (i.e., non-CDs) increased $59.1 million, led by $26.8 million of inflows of competitively priced savings accounts.

During the year ended December 31, 2011, the Bank reduced its FHLBNY advances by $50.8 million.  The Bank elected to both restrict asset growth and reduce year-end cash and due from banks, and thus utilized cash flows from real estate loans and MBS to fund loan originations and operations.  These cash flows exceeded its cash needs, and the Bank was able to utilize the excess proceeds to reduce its FHLBNY advances.  The Bank coupled the reduction of its FHLBNY advances with a restructuring of a portion of its remaining FHLBNY advance portfolio by extending its term to maturity and lowering its average interest rate.  During the year ended December 31, 2010, the Company converted $35.0 million of REPO borrowings into an FHLBNY advance with the same remaining term to maturity, paying a small conversion premium in the process.  The transaction was accomplished in order to convert the underlying collateral from investment securities and MBS (required for REPO borrowings) to real estate loans (permitted for FHLBNY advances).  Excluding the conversion of the $35.0 million of REPO borrowings, the Company reduced FHLBNY advances by $54.2 million during the year ended December 31, 2010 due to the significant inflow of deposits which was sufficient to fund operations during the period.

During the year ended December 31, 2011, principal repayments totaled $697.3 million on real estate loans and $48.9 million on MBS.  During the year ended December 31, 2010, principal repayments totaled $425.7 million on real estate loans and $78.4 million on MBS.  The increase in principal repayments on real estate loans resulted from increased refinancing activity that was stimulated by lower marketplace offering rates .  The decline in principal repayments on MBS resulted from a reduction of $64.5 million in their average balance from the year ended December 31, 2010 to the year ended December 31, 2011.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2011, the Bank had an additional potential borrowing capacity of $463.8 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator, the OCC, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2011, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to shareholders of the Holding Company's common stock.  During the years ended December 31, 2011 and 2010, real estate loan originations totaled $678.8 million and $541.7 million, respectively.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $293.2 million during the year ended December 31, 2011, compared to maturities and calls of $204.0 million on such securities during the period.  All of these purchases were limited to medium-term agency notes.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $147.4 million during the year ended December 31, 2010.  The increase in the aggregate level of investment security purchases resulted from management's election to: (i) retain a  high level of liquidity in order to maintain balance sheet flexibility during 2011, especially in the event deposit balances declined as a result of their historically low offering rates; and (ii) increase the yield on the Company's liquid funds.

The Holding Company did not repurchase any shares of its common stock during the years ended December 31, 2011 and 2010.  As of December 31, 2011, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $12.60 per share closing price of its common stock as of December 31, 2011, the Holding Company would utilize $14.2 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the year ended December 31, 2011, the Holding Company paid $18.9 million in cash dividends on its common stock, up from $18.6 million during the year ended December 31, 2010, reflecting an increase of 515,865 in issued and outstanding shares from December 31, 2010 to December 31, 2011.

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

The Bank is obligated under leases for rental payments on certain of its branches and equipment.  A summary of CDs, borrowings and lease obligations at December 31, 2011 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
CDs	$561,147	$274,060	$99,575	$42,769	$997,551
Weighted average interest rate of CDs (1)	1.24%	2.49%	2.79%	2.93%	1.82%
Borrowings	$172,275	$343,000	$509,500	$180,680	$1,205,455
Weighted average interest rate of borrowings	2.72%	2.76%	3.35%	5.11%	3.55%
Operating lease obligations	$2,681	$5,482	$5,314	$20,919	$34,396
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 1.85% at December 31, 2011.

Off-Balance Sheet Arrangements

From December 2002 through February 2009, the Bank originated and sold multifamily residential mortgage loans in the secondary market to FNMA subject to the First Loss Position.  See "Item I – Part 1.  Business – Asset Quality – Problem Loans Serviced for FNMA Subject to the First Loss Position" for a discussion of the First Loss Position obligation associated with these loans.

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.  The following table presents off-balance sheet arrangements as of December 31, 2011:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$36,040	$-	$-	$-	$36,040
Other loan commitments	50,033	-	-	-	50,033
First Loss Position	16,356	-	-	-	16,356
Total Credit Commitments	$102,429	$-	$-	$-	$102,429

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees that are considered adjustments to yields.  All material changes in average balances and interest income or expense are discussed in the sections entitled "Interest Income" and "Interest Expense" in the comparisons of operating results commencing on page F-60.

	For the Year Ended December 31,
		2011			2010			2009
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$3,445,969	$200,034	5.80%	$3,454,327	$202,591	5.86%	$3,285,841	$193,689	5.89%
Other loans	1,066	97	9.10	1,332	123	9.23	1,604	143	8.91
Investment securities	153,031	1,401	0.92	63,620	1,277	2.01	27,723	874	3.15
MBS	111,884	5,043	4.51	176,446	7,820	4.43	258,989	11,548	4.46
Federal funds sold and other short-term investments	163,853	2,641	1.61	141,282	2,983	2.11	187,707	2,914	1.55
Total interest-earning assets	3,875,803	$209,216	5.40	3,837,007	$214,794	5.60	3,761,864	$209,168	5.56
Non-interest earning assets	217,605			246,380			204,577
Total assets	$4,093,408			$4,083,387			$3,966,441

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$95,579	$321	0.34%	$101,220	$601	0.59%	$108,716	$1,080	0.99%
Money Market accounts	757,200	5,048	0.67	747,523	5,779	0.77	719,818	9,536	1.32
Savings accounts	342,372	731	0.21	313,105	808	0.26	289,473	1,060	0.37
CDs	1,051,565	20,031	1.90	1,075,932	22,803	2.12	1,048,016	31,116	2.97
Borrowed Funds	1,211,628	43,583	3.60	1,272,230	49,422	3.88	1,285,598	54,893	4.27
Total interest-bearing liabilities	3,458,344	$69,714	2.02	3,510,010	$79,413	2.26	3,451,621	$97,685	2.83
Non-interest bearing checking accounts	141,456			119,221			102,419
Other non-interest-bearing liabilities	147,087			139,382			127,791
Total liabilities	3,746,887			3,768,613			3,681,831
Stockholders' equity	346,521			314,774			284,610
Total liabilities and stockholders' equity	$4,093,408			$4,083,387			$3,966,441
Net interest spread (2)			3.34%			3.34%			2.73%
Net interest income/ interest margin (3)		$139,502	3.60%		$135,381	3.53%		$111,483	2.96%
Net interest-earning assets	$417,459			$326,997			$310,243
Ratio of interest-earning assets to interest-bearing liabilities			112.07%			109.32%			108.99%

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

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 Increase/ (Decrease) Due to			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 Increase/ (Decrease) Due to			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$(685)	$(1,872)	$(2,557)	$8,545	$357	$8,902	$10,114	$641	$10,755
Other loans	(21)	(5)	(26)	(21)	1	(20)	(16)	(7)	(23)
Investment securities	(2,514)	(263)	(2,777)	745	(342)	403	(290)	(786)	(1,076)
MBS	995	(871)	124	(3,215)	(513)	(3,728)	(857)	(280)	(1,137)
Federal funds sold and other short-term investments	273	(615)	(342)	(630)	699	69	1,498	(3,503)	(2,005)
Total	$(1,952)	$(3,626)	$(5,578)	$5,424	$202	$5,626	$10,449	$(3,935)	$6,514
Interest-bearing liabilities:
Interest bearing checking accounts	$(58)	$(222)	$(280)	$(105)	$(374)	$(479)	$71	$(1,191)	$(1,120)
Money market accounts	(58)	(673)	(731)	(261)	(3,496)	(3,757)	(128)	(8,887)	(9,015)
Savings accounts	48	(125)	(77)	26	(278)	(252)	(10)	(465)	(475)
CDs	(694)	(2,078)	(2,772)	(516)	(7,797)	(8,313)	(93)	(6,483)	(6,576)
Borrowed funds	(2,468)	(3,371)	(5,839)	(1,074)	(4,397)	(5,471)	3,109	460	3,569
Total	$(3,230)	$(6,469)	$(9,699)	$(1,930)	$(16,342)	$(18,272)	$2,949	($16,566)	$(13,617)
Net change in net interest income	$1,278	$2,843	$4,121	$7,354	$16,544	$23,898	$7,500	$12,631	$20,131

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Assets.  Assets totaled $4.02 billion at December 31, 2011, $19.1 million below the level at December 31, 2010.

Cash and due from banks, MBS and real estate loans declined $42.9 million, $50.6 million and $9.2 million, respectively, and were partially offset by an increase of $89.2 million in investment securities available-for-sale during the period.

The reduction in cash and due from banks reflected both the Company's decision to forego asset growth in 2011, as well as an election to deploy a portion of the cash and due from banks existing at December 31, 2010 for either operational use or to acquire agency notes (as noted below).  The determination to forego asset growth during the year ended December 31, 2011 resulted in a net reduction of 0.3% in real estate loans during 2011.  The Company, for various reasons, has elected to curtail purchases of MBS over the past several years, and purchase only agency notes typically possessing durations of under one year (due to being called prior to maturity).  The agency notes were purchased primarily in order to deploy cash and due from banks more profitably than overnight investments (which yield approximately zero).  These actions resulted in a reduction of $50.6 million in MBS during 2011, primarily a result of principal repayments of $49.0 million during 2011, and an increase of $89.2 million in investment securities available for sale, virtually all of the increase experienced in agency notes.

Liabilities.  Total liabilities decreased $51.4 million during the year ended December 31, 2011, primarily as a result of a reduction of $50.8 million in FHLBNY advances. See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the decline in borrowings during the period.  Slight increases in mortgagor escrow and other deposits and other liabilities during 2011 were offset by a decline of $6.9 million in retail deposits.  See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit activity during the period.

Stockholders' Equity.  Stockholders' equity increased $32.3 million during the year ended December 31, 2011, due primarily to net income of $47.3 million, $3.7 million of common stock issued for the exercise of stock options, and a $3.2 million aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $18.9 million in cash dividends paid during the period, and a net after-tax increase of $3.6 million in the balance of accumulated other comprehensive loss.  The growth in accumulated other comprehensive loss resulted from a less favorable valuation in the funding status of the Company's defined benefit plans at December 31, 2011 compared to

December 31, 2010, that reflected reductions in both the discount rate and the expected rate of return on assets, which both adversely impact the valuation.

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

Liabilities.  Total liabilities increased $54.1 million during the year ended December 31, 2010, primarily as a result of the addition of $133.7 million in deposits, and $2.6 million in mortgagor escrow balances during the period.  The Holding Company repaid a maturing $25.0 million subordinated note on May 1, 2010 and reduced its aggregate balance of FHLBNY advances and REPO borrowings by $54.2 million during the year ended December 31, 2010.  Mortgagor escrow balances increased as a result of both increased loan balances and borrower tax obligations.  See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the changes in retail branch and Internet banking deposits, FHLBNY advances and REPOS.

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

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General.  Net income was $47.3 million during the year ended December 31, 2011, an increase of $5.9 million from net income of $41.4 million during the year ended December 31, 2010.  During the comparative period, net interest income increased $4.1 million, the provision for loan losses declined $4.4 million, non-interest income declined $126,000 and non-interest expense decreased $289,000, resulting in an increase in pre-tax income of $8.6 million.  Income tax expense increased $2.7 million during the comparative period due to the increase in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2011 and 2010 presented below should be read in conjunction with the tables presented on pages F-58 and F-59, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

During the period January 1, 2009 through December 31, 2011, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through December 2011, which favorably impacted the Company's net interest margin during the year ended December 31, 2011 compared to the year ended December 31, 2010.  In addition, the Company experienced a higher level of prepayment fee income on its real estate loans during the year ended December 31, 2011 than the year ended December 31, 2010.  Since this income is recognized as a component of interest income, it favorably impacted the net interest margin during the comparative period.

Interest Income.  Interest income was $209.2 million during the year ended December 31, 2011, $5.6 million below the level recognized during the year ended December 31, 2010, primarily reflecting declines in interest income of $2.8 million on MBS and $2.6 million on real estate loans.  The reduction in interest income on MBS resulted from a decline of $64.6 million in their average balance during the year ended December 31, 2011 compared to the year ended December 31, 2010.  The Company has not purchased MBS for several quarters, thus their average balance continues to decline as principal payments on the underlying mortgages are passed through monthly.  The reduction in interest income on real estate loans resulted from a decline of $8.4 million in their average balance during the year ended December 31, 2011 compared to the year ended December 31, 2010, as well as a decline of 6 basis points in their average yield due to both the historically low level of interest rates and heightened marketplace competition on loan origination rates.  During the year ended December 31, 2011, the Company experienced heightened levels of prepayment and refinance activity on its real estate loans, while it remained selective in its new lending, seeking to keep its loan portfolio balance relatively constant.  As a result, a decline of less than 1% in the average balance of real estate loans occurred from the year ended December 31, 2010 to the year ended December 31, 2011.

Interest Expense.  Interest expense decreased $9.7 million, to $69.7 million, during the year ended December 31, 2011, from $79.4 million during the year ended December 31, 2010.  The decline resulted primarily from reductions in interest expense of $280,000 on interest bearing checking accounts, $781,000 on money market accounts, $2.8 million on CDs and $5.8 million on borrowed funds.

The decrease in interest expense on interest bearing checking and money market accounts and CDs resulted from declines of 25 basis points, 10 basis points and 22 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts throughout the year ended December 31, 2011.  The reduction in expense on CDs further reflected a decline of $24.4 million in their average balance during the year ended December 31, 2011 compared to the year ended December 31, 2010, as the Company did not compete aggressively for new CDs and permitted higher cost promotional CDs to mature without being renewed.  In addition, the Company was able to re-finance both maturing and portfolio borrowings at lower average costs throughout 2011, creating a reduction of 28 basis points in its average borrowing costs from the year ended December 31, 2010 to the year ended December 31, 2011.  The average balance of borrowed funds also declined $60.6 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, reflecting a reduction of $104.9 million in the aggregate balance of FHLBNY advances and REPOs from January 1, 2010 to December 31, 2011.  See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of borrowing activities during the years ended December 31, 2011 and 2010.

Provision for Loan Losses.  The provision for loan losses was $6.8 million during the year ended December 31, 2011, a reduction of $4.4 million from the provision of $11.2 million recorded during the year ended December 31, 2010.  This decline primarily reflected a reduction of $7.9 million in net charge-offs recognized during the year ended December 31, 2011 compared to the year ended December 31, 2010, resulting in less required provision to replenish these reductions to the allowance for loan losses.

Non-Interest Income.  Total non-interest income decreased $126,000 from the year ended December 31, 2010 to the year ended December 31, 2011.  During the year ended December 31, 2010, the Company recognized aggregate net gains of $916,000 on investment securities and other assets, primarily reflecting gains of $608,000 on sales and $242,000 on the transfer from available-for-sale into trading of some equity mutual fund holdings.  The Company also experienced a reduction of $500,000 in mortgage banking income during the year ended December 31, 2011 compared to the year ended December 31, 2010, reflecting lower gains on loans sold (which fluctuate between quarters based upon the aggregate level and underlying characteristics of the loans being sold).  The Company also recognized additional rental income approximating $400,000 during the year ended December 31, 2010 as a result of the modification of the income recognition method on its leased properties.  These non-recurring items were not experienced during the December 2011 quarter.  Service charges and other fees declined $329,000 from the year ended December 31, 2010 to the year ended December 31, 2011, due primarily to a reduction in depositor low balance and overdraft fees.  Income from bank owned life insurance also declined $183,000 during the year ended December 31, 2011 compared to the year ended December 31, 2010 due primarily to the historically low interest rates persisting during the period.  Partially offsetting these reduction items was a decline of $1.8 million in OTTI charges recognized on TRUPs during the year ended December 31, 2011 (which is recognized as a reduction component of non-interest income), reflecting a stabilization in the credit condition of these investment securities.

Non-Interest Expense.  Non-interest expense was $61.7 million during the year ended December 31, 2011, a reduction of $289,000 from $62.0 million during the year ended December 31, 2010.

Salaries and employee benefits increased $1.5 million during the comparative period due to both ongoing salary and benefits increases and additional charges associated with the restructuring of the Company's BMP benefits.  Occupancy and equipment expense increased $757,000, primarily as a result of the acceleration of depreciation on some leasehold fixed assets that occurred during the first three months of 2011, as well as increased depreciation and maintenance associated with recently implemented automated banking equipment. .  FDIC insurance costs decreased $1.5 million as a result of the new capitalization plan implemented by the FDIC effective April 1, 2011, which, given the Company's asset size and regulatory risk profile, benefited the Company.  During the year ended December 31, 2010, the Company recorded a provision for losses on OREO of $422,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was recorded during the year ended December 31, 2011.  Other expenses declined $456,000 during the comparative period, primarily as a result of lower marketing and legal costs.

Non-interest expense was 1.51% of average assets during the year ended December 31, 2011, compared to 1.52% during the year ended December 31, 2010, reflecting the $289,000 decrease in non-interest expense.

Income Tax Expense.   Income tax expense increased $2.7 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, due primarily to an increase of $8.6 million in pre-tax earnings.  During the year ended December 31, 2011, the Company concluded that a reserve for an uncertain tax position was no longer warranted, resulting in a $1.1 million reduction in income tax expense.  This served to reduce the effective tax rate from 41.1% during the year ended December 31, 2010 to 40.0% during the year ended December 31, 2011.  Absent this non-recurring item experienced in 2011, the Company's consolidated effective tax rate approximated its customary 41% during the years ended December 31, 2011 and 2010.

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

Net Interest Income.   The discussion of net interest income for the years ended December 31, 2010 and 2009 presented below should be read in conjunction with the tables on pages F-58 and F-59, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

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

Salaries and employee benefits increased $3.2 million during the comparative period, of which $977,000 resulted from a non-recurring benefit cost associated with the reinstatement of the BMP, $561,000 resulted from an adjustment to the manner of expense recognition on a component of the BMP, $353,000 reflected an actuarial adjustment to the defined benefit plan expenses associated with The Retirement Plan of The Dime Savings Bank of Williamsburgh  and BMP, and the remainder resulted from ongoing salary increases.  Occupancy and equipment expense increased $1.5 million as a result of two additional retail offices impacting occupancy expenses during 2010, as well as $970,000 of higher rental expense, largely reflecting a transition of operating lease rental expense from a strictly cash basis to a straight line accrual methodology.  Federal deposit insurance costs declined $1.4 million during the comparative period as a result of a special insurance assessment of $1.8 million incurred during the year ended December 31, 2009.  During the year ended December 31, 2010, the Company recorded a provision for losses on OREO of $422,000 for the write-down of OREO properties to their likely disposal value, compared to $196,000 of such expenses recognized during 2009.  Other expenses (excluding provisions for losses on OREO) grew $965,000, primarily reflecting higher marketing costs of $830,000.

Non-interest expense was 1.52% of average assets during the year ended December 31, 2010, compared to 1.44% during the year ended December 31, 2009, reflecting the $4.7 million increase in non-interest expense.

Income Tax Expense.   Income tax expense increased $14.8 million during the year ended December 31, 2010 compared to the year ended December 31, 2009, due primarily to an increase of $30.0 million in pre-tax earnings.  The Company's customary consolidated tax rate had previously approximated 37%.  As previously discussed, during the year ended December 31, 2010, the Company recognized gains totaling $608,000 on both the sale of mutual funds and the transfer of mutual funds into trading.  From a tax perspective, since: (i) these events triggered the reversal of deferred tax assets previously recognized when the Company recorded OTTI charges in March 2009; and (ii) the deferred tax assets on the OTTI charges were established at a statutory rate approximating 45% (significantly in excess of the consolidated 40.0% tax rate during 2010), their reversal created a higher effective tax rate during the year ended December 31, 2010. In addition, the Company recognized an increase of approximately $1.4 million during the year ended December 31, 2010 related to a change in New York State and City tax law enacted during 2010.  The Company’s consolidated effective tax rate thus increased to 41.08% during the year ended December 31, 2010.  The impact of $7.9 million in OTTI charges reduced the effective tax rate for the year ended December 31, 2009 to 35.0%, as the tax provision applied to these OTTI items was made at the statutory 45% rate.

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's consolidated financial statements that commence on page F-71.

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

Real estate loans, the largest component of the Bank's interest earning assets, traditionally derive their interest rates primarily from either the five- or seven-year constant maturity Treasury index.  As a result, the Bank's interest earning assets are most sensitive to these benchmark interest rates. Since the majority of the Bank's interest bearing liabilities mature within one year, its interest bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company engaged in no hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2011 or 2010.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.  Trading securities owned by the Company were nominal at December 31, 2011 and 2010.

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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Over 90% of multifamily residential loans originated by the Bank during the years ended both December 31, 2011 and 2010 were adjustable rate, with repricing typically occurring after five or seven years. In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, with repricing terms generally of three years or less.  At December 31, 2011, adjustable-rate real estate and consumer loans totaled $2.62 billion, or 65.3% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $50.7 million, or 1.3% of total assets.   At December 31, 2010, adjustable-rate real estate and consumer loans totaled $2.86 billion, or 70.8% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $68.3 million, or 1.7% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2011 were $1.37 billion, or 58.3% of total deposits. The balance of CDs as of December 31, 2011 was $977.6 million, or 41.7% of total deposits, of which $561.1 million, or 57.4%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2011 was 17.0 months, compared to 15.7 months at December 31, 2010.  During the year ended December 31, 2011, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.40 billion at December 31, 2011.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2011, the Bank had outstanding advances of $939.8 million from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio.  Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

The Bank has authority to accept brokered deposits as a source of funds and considers them a potential funding source.  The Bank had no outstanding brokered deposits at either December 31, 2011 or December 31, 2010.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2011, activity through this program was nominal.

Interest Rate Risk Exposure Analysis

Economic Value of Equity ("EVE") Analysis.  In accordance with federal agency regulatory guidelines, the Bank simulates the impact of interest rate volatility upon EVE, formerly referred to as the Net Portfolio Value, using several interest rate scenarios.  EVE is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities, plus the present value of net expected cash flows from either commitments to originate or sell loans or purchase securities.

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

In order to measure the Bank’s sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario.  The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank’s assets, liabilities, and commitments to either originate or sell loans and/or purchase or sell securities that are included in the EVE.  The EVE ratio under any interest rate scenario is defined as the EVE in that scenario divided by the present value of the assets in the same scenario (the "EVE Ratio").  An increase in the EVE Ratio is considered favorable, while a decline is considered unfavorable.

An interest rate risk exposure compliance report is presented to the Bank's Board of Directors on a quarterly basis. The report compares the Bank's estimated Pre-Shock Scenario EVE to the estimated EVEs calculated under the various Rate Shock Scenarios.  The calculated estimates of the resulting EVE Ratios are compared to current limits established by management and approved by the Board of Directors.

The EVEs presented below incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest rate composition of the existing portfolio, especially vis-à-vis the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time and over various interest rate scenarios and then makes estimates of its deposit decay rate for use in the valuation model.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

	At December 31, 2011						At December 31, 2010
	Economic Value of Equity
	Dollar Amount	Dollar Change	Percentage Change	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Minimum Value	EVE Dollar Amount	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Minimum Value
	(Dollars in Thousands)
Rate Shock Scenario
+ 200 Basis Points	$432,018	$2,825	0.66%	10.69%	29	6.0%	$432,333	10.63%	(9)	5.0%
Pre-Shock Scenario	429,193	-	-	10.40	-	8.0	447,222	10.72	-	7.0
- 100 Basis Points	431,863	2,670	0.62%	10.34	(6)	8.0	457,563	10.81	9	7.0

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

The Pre-Shock Scenario EVE decreased from $447.2 million at December 31, 2010 to $429.2 million at December 31, 2011.  The EVE Ratio at December 31, 2011 was 10.40% in the Pre-Shock Scenario, compared to 10.72% at December 31, 2010.  The reduction in the Pre-Shock Scenario EVE resulted primarily from the following: (i) a decline in the valuation of the real estate loan portfolio due to a lower portfolio yield; (ii) an increase in core deposit valuation as a result of lower deposit market rates; and (iii) the adverse impact upon the valuation of borrowed funds resulting from lower marketplace rates on borrowings.

The Bank’s +200 basis point Rate Shock Scenario EVE as of December 31, 2011 remained relatively constant from its $432.3 million balance at December 31, 2010.

The EVE Ratio was 10.69% in the +200 basis point Rate Shock Scenario at December 31, 2011, a slight increase from the EVE Ratio of 10.63% in the +200 basis point Rate Shock Scenario at December 31, 2010.   The increase reflected a higher valuation for real estate loans, attributable to reductions in market rates during 2011, and a reduction in total assets (the denominator component of the EVE Ratio) from December 31, 2010 to December 31, 2011.

At December 31, 2011, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was positive 29 basis points, compared to interest rate sensitivity of negative 9 basis points in the +200 basis point Rate Shock Scenario at December 31, 2010.  This change was due primarily to a more favorable sensitivity result for real estate loans, borrowings, and core deposits at December 31, 2011 compared to December 31, 2010, reflecting a change in their composition relationship to market interest rates during the comparative period.

Income Simulation Analysis.  As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model.  This model monitors the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 24 months (a considerably shorter period than measured through the EVE analysis).  The following table reports the changes to the Company's net interest income over the 12-month period ending December 31, 2012 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios.

Instantaneous Change in Interest rate of:	Percentage Change in Aggregate Net Interest Income
+ 200 Basis Points	(5.2)%
+ 100 Basis Points	(2.3)
-100 Basis Points	1.5

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-71.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2011, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework."  Based upon its assessment, management believes that, as of December 31, 2011, the Company's internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included on page F-72.

Item 9B.                      Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 24, 2012 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2011, and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information regarding executive and director compensation and the Compensation Committee of the Holding Company's Board of Directors is presented under the headings, "Directors' Compensation," "Compensation - Executive Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

The following table presents information as of December 31, 2011 with respect to compensation plans under which equity securities of the Holding Company are authorized for issuance:

	EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity compensation plans approve by the Holding Company's shareholders	2,893,760	$15.13	412,588(1)
Equity compensation plans not approved by the Holding Company's shareholders	-	-	-

(1)
All of these shares remained available for future issuance under the 2004 Stock Incentive Plan for Outside Directors, Officers and Employees of Dime Community Bancshares, Inc., of which only 327,917 were eligible to be issued in the form of restricted stock awards.

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

See index to Consolidated Financial Statements on page F-71.

           (2)           Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Part II - Item 8.  Financial Statements and Supplementary Data."

(3)           Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-127 and F-128.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

DIME COMMUNITY BANCSHARES, INC.

By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	President and Chief Operating Officer and Director
/s/ KENNETH J. MAHON Kenneth J. Mahon	First Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)
/s/ MICHAEL PUCELLA Michael Pucella	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ FRED P. FEHRENBACH Fred P. Fehrenbach	Director
/s/ JOHN J. FLYNN John J. Flynn	Director
/s/ ROBERT C. GOLDEN Robert C. Golden	Director
/s/ KATHLEEN M. NELSON Kathleen M. Nelson	Director
/s/ JOSEPH J. PERRY Joseph J. Perry	Director
/s/ OMER S.J. WILLIAMS Omer S.J. Williams	Director

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors, and Shareholders
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011.  We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

New York, New York
March 14 2012

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$43,309	$86,193
Federal funds so ld and other short-term investments	951	4,536
Total cash and cash equivalents	44,260	90,729
Investment securities held-to-maturity (estimated fair value of $4,924 and $4,408 at December 31, 2011 and December 31, 2010, respectively) (Fully unencumbered)	6,511	6,641
Investment securities available-for-sale, at fair value :
Encumbered	124,282	80,229
Unencumbered	50,586	5,413
	174,868	85,642
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	90,164	139,192
Unencumbered	3,713	5,326
	93,877	144,518
Trading securities	1,774	1,490
Loans:
Real estate, net	3,458,416	3,467,644
Other loans	2,449	2,540
Less allowance for loan losses	(20,254)	(19,166)
Total loans, net	3,440,611	3,451,018
Loans held for sale	3,022	3,308
Premises and fixed assets, net	32,646	31,613
Federal Home Loan Bank of New York ("FHLBNY") capital stock	49,489	51,718
Goodwill	55,638	55,638
Other assets	118,484	117,980
Total Assets	$4,021,180	$4,040,295
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,202,622	$2,224,851
Non-interest bearing deposits	141,079	125,730
Total deposits	2,343,701	2,350,581
Escrow and other deposits	71,812	68,542
Securities sold under agreements to repurchase	195,000	195,000
FHLBNY advances	939,775	990,525
Trust Preferred securities payable	70,680	70,680
Other liabilities	39,178	36,233
Total Liabilities	$3,660,146	$3,711,561
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2011 and December 31, 2010)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,566,098 shares and 51,219,609 shares issued at December 31, 2011 and December 31, 2010, respectively, and 35,109,045 shares and 34,593,180 shares outstanding at December 31, 2011 and December 31, 2010, respectively)	516	512
Additional paid-in capital	231,521	225,585
Retained earnings	358,079	329,668
Accumulated other comprehensive loss, net of deferred taxes	(9,709)	(6,352)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,239)	(3,470)
Unearned Restricted Stock Award common stock	(3,037)	(2,684)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,655)	(7,979)
Treasury stock, at cost (16,457,053 shares and 16,626,429 shares at December 31, 2011 and December 31, 2010, respectively)	(204,442)	(206,546)
Total Stockholders' Equity	$361,034	$328,734
Total Liabilities And Stockholders' Equity	$4,021,180	$4,040,295
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)
	Year Ended December 31,
	2011	2010	2009
Interest income:
Loans secured by real estate	$200,034	$202,591	$193,689
Other loans	97	123	143
Mortgage-backed securities	5,043	7,820	11,548
Investment securities	1,401	1,277	874
Federal funds sold and other short-term investments	2,641	2,983	2,914
Total interest income	209,216	214,794	209,168
Interest expense:
Deposits and escrow	26,131	29,991	42,792
Borrowed funds	43,583	49,422	54,893
Total interest expense	69,714	79,413	97,685
Net interest income	139,502	135,381	111,483
Provision for loan losses	6,846	11,209	13,152
Net interest income after provision for loan losses	132,656	124,172	98,331
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(752)	(2,757)	(10,919)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	25	282	3,004
Net OTTI recognized in earnings	(727)	(2,475)	(7,915)
Service charges and other fees	3,662	3,913	4,209
Mortgage banking (loss) income	569	1,069	(1,774)
Net gain on disposal of securities and other assets (1)	2	916	339
Net gain on the re-acquisition of trust preferred securities payable	-	-	505
Income from Bank Owned Life Insurance ("BOLI")	1,758	1,941	2,022
Other	2,665	2,691	1,869
Total non-interest (loss) income	7,929	8,055	(745)
Non-interest expense:
Salaries and employee benefits	32,854	31,329	28,167
Stock benefit plan compensation expense	3,746	3,895	3,647
Occupancy and equipment	10,129	9,372	7,878
Data processing costs	2,982	3,048	2,985
Advertising and marketing	1,710	2,271	1,441
Federal deposit insurance premiums	2,618	4,096	5,524
Provision for losses on Other Real Estate Owned ("OREO")	-	422	196
Other	7,649	7,544	7,472
Total non-interest expense	61,688	61,977	57,310

Income before income taxes	78,897	70,250	40,276
Income tax expense	31,588	28,861	14,087

Net income	$47,309	$41,389	$26,189

Earnings per Share:
Basic	$1.40	$1.24	$0.79
Diluted	$1.40	$1.24	$0.79
(1) Amount includes periodic valuation gains or losses on trading securities.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$47,309	$41,389	$26,189
Change in pension and other postretirement obligations, net of deferred benefit (taxes) of $2,933, $1,273 and $(1,021) during the years ended December 31, 2011, 2010 and 2009, respectively	(3,564)	(1,547)	1,240
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax of $(201), $(83) and $(1,625) during the years ended December 31, 2011, 2010 and 2009, respectively	245	101	1,975
Non-credit component of OTTI charge recognized during the period, net of tax benefits of $11, $127 and $1,356 during the years ended December 31, 2011, 2010 and 2009 respectively	(14)	(156)	(1,648)
Reduction in non-credit component of OTTI, net of taxes of $(585), $(1,130) and $(391) during the years ended December 31, 2011, 2010 and 2009, respectively	714	1,374	476
Reclassification adjustment for securities sold during the period, net of benefit (taxes) of $(10), $384 and $195 during the years ended December 31, 2011, 2010 and 2009 respectively	12	(467)	(236)
Net unrealized securities (loss) gain arising during the period, net of benefit (taxes) of $615, $474 and $(4,604) during the years ended December 31, 2011, 2010 and 2009, respectively	(750)	(575)	5,477
Comprehensive Income	$43,952	$40,119	$33,473
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)
	Year Ended December 31,
	2011	2010	2009
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock (Par Value $0.01):
Balance at beginning of period	$512	$511	$511
Shares issued in exercise of options	4	1	-
Balance at end of period	516	512	511
Additional Paid-in Capital:
Balance at beginning of period	225,585	214,654	213,917
Stock options exercised	3,665	1,011	43
(Tax Cost) Excess tax benefit of stock benefit plans	431	112	(130)
Amortization of excess fair value over cost – ESOP stock and stock option expense	1,337	1,688	1,666
BMP award distribution	-	(28)	-
BMP reclassification	-	8,007	-
Release from treasury stock for restricted stock award shares and return of shares to treasury for forfeited shares	503	141	(842)
Balance at end of period	231,521	225,585	214,654
Retained Earnings:
Balance at beginning of period	329,668	306,787	297,848
Net income for the period	47,309	41,389	26,189
BMP reclassification	-	132	-
Cumulative effect adjustment for the adoption of the transition requirements of ASC 715-20-65 "Compensation-Retirement Benefits - Defined Benefit Plans- Transition and Open Effective Date Information," net of taxes	-	-	(7)
Cumulative effect adjustment for the adoption of ASC 320-10-65 "Investments—Debt and Equity Securities – Overall – Transition and Open Effective Date Information," net of taxes	-	-	1,255
Cash dividends declared and paid	(18,898)	(18,640)	(18,498)
Balance at end of period	358,079	329,668	306,787
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(6,352)	(5,082)	(11,111)
Cumulative effect adjustment for the adoption of ASC 320-10-65, net of taxes of $1,034	-	-	(1,255)
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax	245	101	1,975
Non-credit component of OTTI charge recognized during the period, net of tax	(14)	(156)	(1,648)
Reduction in non-credit component of OTTI during the period, net of tax	714	1,374	476
(Increase) Decrease in unrealized loss on available-for-sale securities during the period, net of deferred benefit (taxes) of $605, $858 and $(4,409), respectively	(738)	(1,042)	5,241
Unrecognized (loss) gain of pension and other postretirement obligations, net of deferred benefit (tax) of $2,933, $1,273 and $(1,021)	(3,564)	(1,547)	1,240
Balance at end of period	(9,709)	(6,352)	(5,082)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(3,470)	(3,701)	(3,933)
Amortization of earned portion of ESOP stock	231	231	232
Balance at end of period	(3,239)	(3,470)	(3,701)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(2,684)	(2,505)	(1,790)
Release from treasury stock for restricted stock award shares, net of return of shares to treasury for forfeited shares	(1,931)	(1,479)	(1,745)
Amortization of earned portion of restricted stock awards	1,578	1,300	1,030
Balance at end of period	(3,037)	(2,684)	(2,505)
Common Stock Held by BMP:
Balance at beginning of period	(7,979)	(8,007)	(8,007)
Award distribution	(676)	28	-
Balance at end of period	(8,655)	(7,979)	(8,007)
Treasury Stock, at cost:
Balance at beginning of period	(206,546)	(207,884)	(210,471)
Release from treasury stock for BMP benefits or restricted stock award shares, net of forfeited shares returned to treasury	2,104	1,338	2,587
Balance at end of period	(204,442)	(206,546)	(207,884)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$361,034	$328,734	$294,773

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$47,309	$41,389	$26,189
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on the sales of investment securities available-for-sale	(22)	(609)	(431)
Net gain recognized on the transfer of securities from available-for-sale into trading	-	(242)	-
Net loss (gain) recognized on trading securities	34	(75)	-
Net gain on the re-acquisition of trust preferred securities payable	-	-	(505)
Net loss (gain) on sale of loans held for sale	9	(448)	(674)
Net loss on sales of OREO	-	10	92
Net depreciation, amortization and accretion	2,935	2,444	2,446
Stock plan compensation expense (excluding ESOP)	2,105	2,194	2,113
ESOP compensation expense	1,041	1,025	815
Provision for loan losses	6,846	11,209	13,152
Provision for losses on OREO	-	422	196
Charge to net mortgage banking income - provision to increase the liability for loans sold with recourse	-	-	3,303
Recovery of impairment on mortgage servicing rights	-	-	(60)
Net OTTI recognized in earnings	727	2,475	7,915
Increase in cash surrender value of BOLI	(1,758)	(1,941)	(2,022)
Deferred income tax credit	(1,224)	(737)	(8,665)
(Excess tax benefit) Tax Cost of stock plans	(431)	(112)	130
Changes in assets and liabilities:
Originations of loans held for sale during the period	(5,650)	(24,560)	(19,092)
Proceeds from sales of loans held for sale	8,556	28,246	19,350
Decrease (Increase) in other assets	5,672	5,246	(13,205)
(Decrease) Increase in other liabilities	(3,552)	2,245	(3,196)
Net cash provided by Operating Activities	62,597	68,181	27,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	1,152	556	267
Proceeds from maturities and calls of investment securities available-for-sale	204,000	101,510	10,100
Proceeds from sales of investment securities available-for-sale	226	2,519	10,359
Proceeds from sales of trading securities	136	-	-
Purchases of investment securities available-for-sale	(293,157)	(147,426)	(46,000)
Acquisition of trading securities	(454)	(24)	-
Principal collected on mortgage backed securities available-for-sale	48,911	78,389	82,129
Proceeds from the sale of portfolio loans	29,772	46,975	100,000
Net increase in loans	(28,839)	(141,898)	(214,034)
Proceeds from the sale of OREO and real estate investment property owned	-	643	532
Purchases of fixed assets, net	(3,884)	(3,910)	(1,447)
Net (Redemption) Purchase of FHLBNY capital stock	2,229	2,365	(648)
Net cash used in Investing Activities	(39,908)	(60,301)	(58,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in due to depositors	(6,880)	133,745	(43,215)
Increase (Decrease) in escrow and other deposits	3,270	2,647	(64,226)
Repayments of FHLBNY advances	(105,750)	(184,150)	(230,000)
Proceeds from FHLBNY advances	55,000	130,000	220,000
Proceeds from exercise of stock options	3,669	1,012	43
Excess tax benefit (Tax cost) of stock plans	431	112	(130)
Proceeds disbursed for the re-acquisition of trust preferred securities payable	-	-	(980)
Proceeds disbursed for the repayment of subordinated note	-	(25,000)	-
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(18,898)	(18,640)	(18,498)
Net cash (used in) provided by Financing Activities	(69,158)	39,726	(137,006)
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(46,469)	47,606	(167,897)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90,729	43,123	211,020
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,260	$90,729	$43,123
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$36,618	$26,955	$21,612
Cash paid for interest	70,041	80,454	98,646
Loans transferred to OREO	-	320	1,179
Loans transferred to held for sale	2,628	6,130	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	446	184	222
Reversal of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	-	3,378
Net increase in non-credit component of OTTI	25	282	2,137
Cumulative effect adjustment for the adoption of transition requirements of ASC 715-20-65	-	-	(7)
Transfer of REPOS to FHLBNY Advances	-	35,000	-
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2011, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $70,680 trust preferred securities payable maturing in 2034, and currently callable.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank.  In November 1995, the Bank converted to a federally chartered stock savings bank.  The Bank has been a community-oriented financial institution providing financial services and loans for housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York.  The Bank has twenty-six retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

Summary of Significant Accounting Policies – Management believes that the accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The following is a description of the significant policies.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Holding Company, and its subsidiaries (with the exception of its special purpose entity Dime Community Capital Trust I), and the Bank and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities and Mortgage-Backed Securities ("MBS") - Debt securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or trading. Equity securities and mutual fund investments (fixed income or equity in nature) are classified as either available-for-sale or trading securities and carried at fair value.  Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  While the Holding Company had a small portfolio of mutual fund investments designated as trading at both December 31, 2011 and December 31, 2010, neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for MBS where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company evaluates securities for OTTI at least quarterly, and more frequently when economic or market conditions warrant such an evaluation.  In making its evaluation of OTTI for debt securities, the Company initially considers whether: (1) it intends to sell the security, or (2) it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis. If either of these criteria is satisfied, an OTTI charge is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost.  For debt securities, If neither of these criteria are satisfied, however, the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of expected cash flows to the amortized cost basis of the security. The portion of OTTI determined to result from credit-related factors is recognized through earnings, while the portion of the OTTI related to other factors is recognized in other comprehensive income.  When OTTI is recognized on a debt security, its amortized cost basis is reduced to reflect the credit-related component.

In determining whether OTTI exists on an equity security, the Company considers the following:  1) the duration and severity of the impairment; 2) the Company’s ability and intent to hold the security until it recovers in value (as well as the likelihood of such a recovery in the near term); and 3) whether it is more likely than not that the Company will be required to sell such security before recovery of its individual amortized cost basis less any unrecognized loss.  Should OTTI be determined to have occurred based upon this analysis, it is fully recognized through earnings.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of unearned fees or costs and the allowance for loan losses.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Accrual of interest is generally discontinued on a loan that meets any of the following three criteria:  (i) full payment of principal or interest is not expected; (ii) principal or interest has been in default for a period of 90 days or more and the loan is not both deemed to be well secured and in the process of collection; or (iii) an election has otherwise been made to maintain the loan on a cash basis due to deterioration in the financial condition of the borrower.  Such non-accrual determination practices are applied consistently to all loans regardless of their internal classification or designation.  Upon entering non-accrual status, the Bank reverses all outstanding accrued interest receivable.

Management may elect to continue the accrual of interest when a loan that otherwise meets the criteria for non-accrual status is in the process of collection and the estimated fair value and cash flows of the underlying collateral property are sufficient to satisfy the outstanding principal balance (including any outstanding advances related to the loan) and accrued interest.  Management may also elect to continue the accrual of interest on a loan that would otherwise meet the criteria for non-accrual status when its delinquency relates solely to principal amounts due, it is well secured and refinancing activities have commenced on the loan.  Such elections have not been commonplace.

The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO status.  The Bank generally utilizes all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified in a manner that meets the criteria of a troubled debt restructuring ("TDR") are deemed to be impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays or shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of underlying collateral, net of likely disposal costs, if repayment is expected solely from the liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan’s existing rate.

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

For the specific component of the allowance for loan losses, all multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all cooperative unit, and one- to four-family residential loans with balances greater than the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area ("FNMA Limits") are individually evaluated for impairment.   TDRs are deemed impaired loans and individually evaluated for impairment.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, only the likely realizable net proceeds from either a note sale or the liquidation of collateral is considered when measuring impairment.

If measurable impairment exists on loans individually evaluated for impairment, the principal balance of such loans are written down via a principal charge-off for the full amount of the measured impairment, and no reserve is thus allocated within the allowance for loan losses.

Large groups of smaller balance homogeneous loans, such as consumer, cooperative unit and one-to four-family residential real estate loans with balances less than or equal to the FNMA Limits, are collectively evaluated for impairment, and accordingly, not separately identified for impairment disclosures.

In determining both the specific and the general components of the allowance for loan losses, the Company has identified the following portfolio segments: 1) real estate loans; and 2) consumer loans.  Consumer loans represent a nominal portion of the Company’s loan portfolio.  Within these segments, the Bank analyzes the allowance based upon the underlying collateral type.

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

Reserve For the First Loss Position on Multifamily Loans Sold to FNMA.  The Bank services a pool of multifamily loans sold to FNMA.  Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  A reserve is recorded in other liabilities related to the First Loss Position.  For all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Multifamily residential and mixed-use loans sold are generally sold with servicing rights retained.  During the years ended December 31, 2011 and 2010, the Bank re-classified certain  problematic loans for which it had an executed pending note sale agreement as held for sale.  Such loans are carried at their expected net realizable proceeds.

OREO - Properties acquired as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  Declines in the recorded balance subsequent to acquisition by the Company, are recorded through expense.  Operating costs after acquisition are expensed.

Premises and Fixed Assets, Net - Land is stated at original cost. Buildings and furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the properties as follows:

Buildings	2.22% to 2.50% per year
Furniture, fixtures and equipment	10% per year
Computer equipment	33.33% per year

Leasehold improvements are amortized on a straight line basis over the lesser of their useful lives or the remaining non-cancelable terms of the related leases.

Accounting for Goodwill and Other Intangible Assets – An impairment test is required to be performed at least annually for goodwill acquired in a business combination. The Company performed impairment tests of goodwill periodically in 2009, and as of December 31, 2011, 2010 and 2009.  In each instance, the Company concluded that no potential impairment of goodwill existed.  As of both December 31, 2011 and 2010, the Company had goodwill totaling $55,638.

Mortgage Servicing Rights ("MSR") - The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.  All separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.  Third party valuations of the loan servicing asset are performed on a quarterly basis, and were performed as of December 31, 2011 and 2010.

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

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount deemed more likely than not to be realized.

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

Earnings Per Share ("EPS") - Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury stock and unallocated ESOP shares are excluded.  Vested restricted stock award shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.   Unvested restricted stock award shares are recognized as a special class of securities under ASC 260

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net Income per the Consolidated Statements of Operations	$47,309	$41,389	$26,189
Denominator:
Weighted average shares outstanding utilized in the calculation of basic EPS	33,722,784	33,260,348	33,026,154

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options	90,833	120,734	5,108
Anti-dilutive effect of tax benefits associated with "in-the-money" non-qualified stock options	(12,190)	(14,520)	(1,607)
Weighted average shares outstanding utilized in the calculation of diluted EPS	33,801,427	33,366,562	33,029,655

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding options.

There were approximately 2,116,374, 2,600,100, and 3,061,287 weighted average options for the years ended December 31, 2011, 2010, and 2009, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the relevant period.

Derivative Instruments - During the years ended December 31, 2011, 2010 and 2009, the Company held no derivative instruments or embedded derivative instruments that required bifurcation.

Comprehensive Income - Comprehensive income for the years ended December 31, 2011, 2010 and 2009 included changes in the unrealized gain or loss on available-for-sale securities, changes in the unfunded status of defined benefit plans, the non-credit component of OTTI, and a transfer loss related to securities transferred from available-for-sale to held-to-maturity.  Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

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

For the years ended December 31, 2011, 2010 and 2009, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards  - In September 2011, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ("ASU 2011-08").  Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing additional impairment testing is unnecessary. However, if an entity concludes otherwise, then it is required to calculate the fair value of the reporting unit and compare the fair value with the carrying amount of the reporting unit, as described in the accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2011. While early adoption was permitted, the Company did not elect to early adopt ASU 2011-08.  Adoption of ASU 2011-08 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ("ASU 2011-05")   ASU 2011-05 permits an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the presentation of the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or the timing in which an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Since the Company's presentation of periodic comprehensive income already complied with the provisions of ASU 2011-05, adoption of ASU 2011-05 is not expected to materially impact the Company's consolidated financial condition or results of operations or related disclosures.

In April 2011, the FASB issued Accounting Standards Update No. 2011-2, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring" ("ASU 2011-2").  ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a TDR outlined in Accounting Standards Codification ("ASC") No. 310-40, "Receivables—Troubled Debt Restructurings by Creditors," by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant  delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR.  ASU 2011-2 was effective for interim periods beginning on or after June 15, 2011.  Adoption of ASU 2011-2 did not have a material impact upon the Company's financial condition or results of operations.  Please see Note 5 for a further discussion of TDRs.

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

The aggregate balance of these liquidation accounts was $18,860 and $23,277 at December 31, 2011 and 2010, respectively.

The Holding Company may not declare or pay cash dividends on, or repurchase any of, its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below either applicable regulatory capital maintenance requirements, or the amount of the liquidation account, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

3.   INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2011 were as follows:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrealized Losses	Fair Value
Pooled bank trust preferred securities ("TRUPS")	$17,884	$8,910	$(929)	-	$(1,470)(2)	$6,511	$(1,587)	$4,924
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the remaining unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

There were no sales of investment securities held-to-maturity during the years ended December 31, 2011 or 2010.

On September 1, 2008, the Bank transferred eight TRUPs (i.e., investment securities primarily secured by the preferred debt obligations of a pool of U.S. banks with a small portion secured by debt obligations of insurance companies) with an amortized cost of $19,922 from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold them to maturity was consistent with its initial investment decision.  On the date of transfer, the unrealized loss of $8,420 on these securities continued to be recognized as a component of accumulated other comprehensive loss within the Company's consolidated stockholders' equity (net of income tax benefit), and was expected to be amortized over the remaining average life of the securities, which approximated 25.7 years on a weighted average basis.  Activity related to this transfer loss was as follows:

	For the Year Ended December 31,
	2011	2010
Cumulative balance at the beginning of the period	$1,916	$2,100
Loss upon transfer	-	-
Amortization	(446)	(184)
Transfer to credit or non-credit related OTTI	-	-
Cumulative balance at end of the period	$1,470	$1,916
Period end component of accumulated other comprehensive loss	$806	$1,051

At December 31, 2011, the eight TRUPs had an aggregate remaining amortized cost of $17,884 (based upon acquisition cost).  As of December 31, 2011, three of the eight TRUPs continued to make their contractual payments.  The remaining five securities are not making their full contractual payments.

At December 31, 2011, impairment of two of the TRUPs, with an amortized cost of $6,129, was deemed temporary.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $2,917 at December 31, 2011, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At December 31, 2011, both of these securities had ratings ranging from "CC" to "Ba1."  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at December 31, 2011 were temporary, and that the full value of the investments will be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

● Based upon an internal review of the collateral backing the TRUPS portfolio, which accounted for current and prospective deferrals, both of the securities could reasonably be expected to continue making all contractual payments
● The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them as held-to-maturity in 2008

●     There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell either of these securities prior to their forecasted recovery or maturity
● Each security has a pool of underlying issuers comprised primarily of banks
● Neither of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
● Each security featured either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
●     Each security is characterized by some level of over-collateralization

At December 31, 2011, in management’s judgment, the credit quality of the collateral pool underlying six of the Company's eight TRUPS had deteriorated to the point that full recovery of the Company’s initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At December 31, 2011, these six securities had credit ratings ranging from "D" to "Caa3." The Company applied ASC 320-10-65 to determine the credit related component of OTTI for the six TRUPS by discounting the expected future cash flows applicable to the securities at the effective interest rate implicit in the security at the date of acquisition by the Company.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities held-to-maturity:

	At or for the Year Ended December 31, 2011
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,247	$2,203	$10,450
OTTI recognized during the period	727	25	752
Reductions and transfers to credit-related OTTI	-	(1,271)	(1,271)
Amortization of previously recognized OTTI	-	(27)	(27)
Cumulative pre-tax balance at end of the period	$8,974	$930	$9,904
Period end component of accumulated other comprehensive loss (net of tax)	-	$510	$510

	At or for the Year Ended December 31, 2010			At or for the Year Ended December 31, 2009
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$5,772	$4,425	$10,197	$3,209	$-	$3,209
Cumulative effect adjustment of adopting ASC 320-10-65	-	-	-	(2,289)	2,289	-
OTTI recognized during the period	2,475	282	2,757	4,852	3,004	7,856
Reductions and transfers to credit-related OTTI	-	(2,369)	(2,369)	-	(834)	(834)
Amortization of previously recognized OTTI	-	(135)	(135)	-	(34)	(34)
Cumulative pre-tax balance at end of the period	$8,247	$2,203	$10,450	$5,772	$4,425	$10,197
Period end component of accumulated other comprehensive loss(net of tax)	-	$1,208		-	$2,427	$2,427

The remaining aggregate amortized cost of TRUPs that could be subject to future OTTI charges through earnings was $8,911 at December 31, 2011.  Of this total, unrealized losses of $2,400 have already been recognized as a component of accumulated other comprehensive loss.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2011 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost		Gross Unrealized Gains (1)	Gross Unrealized (Losses) (1)	Estimated Fair Value
Debt securities:
Federal agency obligations	$170,362		$37	$(90)	$170,309
Total debt securities	170,362		37	(90)	170,309
Equity securities:
Mutual fund investments	3,624	(2)	935	-	4,559
TOTAL	$173,986		$972	$(90)	$174,868
(1) A net reduction of $483 is recognized within the balance of the accumulated other comprehensive loss for the after tax effect of the net gain of $882 shown in the above table
(2) Amount is net of OTTI charges totaling $1,425 at December 31, 2011 on five actively-managed equity mutual funds.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities available-for-sale:

	At or For the Year Ended December 31,
	2011	2010	2009
Cumulative balance at the beginning of the period	$1,425	$3,063	$-
OTTI recognized during the period	-	-	3,063
Reduction of OTTI for securities sold during the period	-	(1,302)	-
Reduction of OTTI for securities transferred to trading during the period	-	(336)	-
Cumulative balance at end of the period	$1,425	$1,425	$3,063

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2011 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due after one year through three years	$169,972	$169,917
Due after three years through five years	-	-
Due after five years through ten years	390	392
TOTAL	$170,362	$170,309

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale that possessed an unrealized loss as of December 31, 2011, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Federal agency obligations	$114,885	$90	-	-	$114,885	$90
TOTAL	$114,885	$90	-	-	$114,885	$90

The federal agency obligation investments that possessed unrealized losses at December 31, 2011 maintained credit ratings ranging from AA+ to AAA.  Their impairment related solely to changes in market interest rates from their acquisition through December 31, 2011.

During the year ended December 31, 2011, proceeds from the sales of investment securities available-for-sale totaled $226.  A gain of $22 was recognized on these sales.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2010 were as follows:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrealized Losses	Fair Value
TRUPS	$19,008	$10,760	$(2,203)	-	$(1,916)(2)	$6,641	$(2,233)	$4,408
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

At December 31, 2010, the impairment of two of the TRUPs, with an amortized cost of $7,252, was deemed temporary.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $3,951 at December 31, 2010, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At December 31, 2010, these securities had ratings ranging from "CC" to "Ba1" on one and "CCC" to "Ba1" on the other.  Despite both the significant decline in market value and the duration of their impairment, management believes that the unrealized losses on these securities at December 31, 2010 were temporary, and that the full value of the investments will be realized once the market dislocations have been removed, or as the securities continue to make their contractual payments of principal and interest.  In making this determination, management considered the following:

●     Based upon an internal review of the collateral backing the TRUPs portfolio, which accounted for current and prospective deferrals, both of the securities could reasonably be expected to continue making all contractual payments
● The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them as held-to-maturity in 2008
●There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell either of these securities prior to their forecasted recovery or maturity
●Each security has a pool of underlying issuers comprised primarily of banks
●Neither of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
●Each security featured either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
●Each security is characterized by some level of over-collateralization

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

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2010 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost		Gross Unrealized Gains(1)	Gross Unrealized (Losses)(1)	Estimated Fair Value
Debt securities:
Federal agency obligations	$81,388		$5	$(241)	$81,152
Total debt securities	81,388		5	(241)	81,152
Equity securities:
Mutual fund investments	3,537	(2)	957	(4)	4,490
TOTAL	$84,925		$962	$(245)	$85,642
(1) A net reduction of $366 is recognized within the balance of the accumulated other comprehensive loss for the after-tax effect of the net gain of $717 shown in the above table.
(2) Amount is net of OTTI charges totaling $1,425 at December 31, 2010 on five actively-managed equity mutual funds.

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale that possessed an unrealized loss as of December 31, 2010, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Federal agency obligations	$75,756	$241	-	-	$75,756	$241
Fixed Income Mutual Fund	506	4			506	4
TOTAL	$76,262	$245	-	-	$76,262	$245

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

4.   MBS AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2011 were as follows:

	MBS Available-for-Sale
	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized (Losses)(1)	Estimated Fair Value
Federal Home Loan Mortgage Corporation ("FHLMC") pass-through certificates	$53,662	$3,386	$-	$57,048
FNMA pass-through certificates	16,583	1,144	-	17,727
Government National Mortgage Association ("GNMA") pass-through certificates	763	24	-	787
Collateralized mortgage obligations ("CMOs") issued by agencies	15,128	261	-	15,389
Private label MBS and CMOs	3,013	22	(109)	2,926
TOTAL	$89,149	$4,837	$(109)	$93,877
(1) A net reduction of $2,593 is recognized within the balance of the accumulated other comprehensive loss for the after-tax effect of the net gain of $4,728 shown in the above table.

At December 31, 2011, MBS available-for-sale possessed a weighted average contractual maturity of 17.1 years and a weighted average estimated duration of 1.7 years.  During the year ended December 31, 2011, there were no sales of MBS available-for-sale.

The following summarizes the gross unrealized losses and fair value of MBS available-for-sale at December 31, 2011, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Private label pass-through certificate	$-	$-	$1,505	$109	$1,505	$109
TOTAL	$-	$-	$1,505	$109	$1,505	$109

At December 31, 2011, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $1,614 and an unrealized loss of $109. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 32% during the twelve months ended December 31, 2011.  At December 31, 2011, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the then existing economic environment, and determined that it could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell this security before the recovery of its remaining amortized cost.

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2010 were as follows:

	MBS Available-for-Sale
	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized (Losses)(1)	Estimated Fair Value
FHLMC pass-through certificates	$74,980	$3,923	$-	$78,903
FNMA pass-through certificates	25,034	1,289	-	26,323
GNMA pass-through certificates	833	24	-	857
CMOs issued by agencies	32,953	1,012	-	33,965
Private label MBS and CMOs	4,485	50	(65)	4,470
TOTAL	$138,285	$6,298	$(65)	$144,518
(1) A net reduction of $3,419 is recognized within the balance of the accumulated other comprehensive loss for the after-tax effect of the net gain of $6,233 shown in the above table.

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

The following summarizes the gross unrealized losses and fair value of MBS available-for-sale at December 31, 2010, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Private label pass-through certificate	$-	$-	$2,298	$65	$2,298	$65
TOTAL	$-	$-	$2,298	$65	$2,298	$65

At December 31, 2010, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $2,363 and an unrealized loss of $65. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 28% during the twelve months ended December 31, 2010.  At December 31, 2010, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the then existing economic environment, and determined that it could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell this security before the recovery of its remaining amortized cost.

5.   LOANS

The Bank's real estate loans were composed of the following:

	December 31, 2011	December 31, 2010
One- to four-family and cooperative units loans	$100,712	$116,886
Multifamily residential and residential mixed use	2,599,456	2,497,727
Mixed use commercial real estate	338,270	365,065
Commercial real estate	413,316	467,715
Construction and land acquisition	3,199	15,238
	3,454,953	3,462,631
Net unearned costs	3,463	5,013
TOTAL	$3,458,416	$3,467,644

The Bank originates both adjustable and fixed interest rate real estate loans (excluding loans held for sale).  The adjustable-rate loans are generally indexed to the FHLBNY five-year or seven-year borrowing rate.  The contractual terms of adjustable rate multifamily residential and commercial real estate loans provide that their interest rate, upon repricing, cannot fall below their rate at the time of origination.  The Bank's one- to four-family residential adjustable-rate loans are subject to periodic and lifetime caps and floors on interest rate changes that typically range between 200 and 650 basis points.

The primary areas of concentration of credit risk within Bank's loan portfolio at December 31, 2011 were geographical (as the majority of real estate loans on that date were collateralized by properties located in the New York City metropolitan area) and the proportion of the portfolio comprised of multifamily residential and commercial real estate loans.  The Bank had no individual borrowers with aggregate outstanding balances equal to or exceeding regulatory limits for loans to one borrower at either December 31, 2011 or 2010.

At December 31, 2011, the Bank had $357,058 of loans in its portfolio that featured interest only payments.  These loans subject the Bank to additional risk since their principal balance will not be reduced prior to contractual maturity.  In addition at December 31, 2011, the Bank serviced $24,832 of interest only loans sold to FNMA.  The Bank’s entire $16,356 FNMA loss exposure applied to these interest only loans (See subsequent discussion in this Note and Note 6 for a discussion of the Bank’s FNMA loss exposure).

The Bank's consumer loans were composed of the following:

	December 31, 2011	December 31, 2010
Passbook loans (secured by savings and time deposits)	$483	$530
Consumer installment and other loans	1,966	2,010
TOTAL	$2,449	$2,540

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed use commercial (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate and construction and land acquisition loans, as well as one-to four family residential and cooperative apartment loans with balances greater than the FNMA Limits.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of then existing facts, conditions, and values, highly questionable and improbable.

All loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both December 31, 2011 and 2010.

The Bank had no loans classified as Doubtful at December 31, 2011 or 2010.

The following is a summary of the credit risk profile of the real estate loans (including deferred costs) by internally assigned grade as of the date indicated:

	Balance at December 31, 2011
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$66,949	$2,587,573	$320,556	$364,462	$-	$3,339,540
Special Mention	1,133	7,101	10,562	9,244	2,576	30,616
Substandard	2,635	8,245	7,152	39,610	623	58,265
Total real estate loans individually assigned a credit grade	$70,717	$2,602,919	$338,270	$413,316	$3,199	$3,428,421
Real estate loans not individually assigned a credit grade(1)	$29,995	-	-	-	-	$29,995
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances equal to or less than the FNMA Limits.  The credit quality of these loans was instead evaluated based upon payment activity.

	Balance at December 31, 2010
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$70,449	$2,483,695	$357,463	$426,518	$9,465	$3,347,590
Special Mention	127	10,367	5,989	23,150	5,773	45,406
Substandard	257	8,678	1,613	18,047	-	28,595
Total real estate loans individually assigned a credit grade	$70,833	$2,502,740	$365,065	$467,715	$15,238	$3,421,591
Real estate loans not individually assigned a credit grade(1)	$46,053	-	-	-	-	$46,053
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances equal to or less than the FNMA Limits.  The credit quality of these loans was instead evaluated based upon payment activity.

For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at December 31, 2011	Balance at December 31, 2010
Performing	$2,445	$2,523
Non-accrual	4	17
Total	$2,449	$2,540

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At December 31, 2011
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$1,221	$-	-	$2,205	$3,426	$97,286	$100,712
Multifamily residential and residential mixed use	2,589	-	$946	7,069	10,604	2,592,315	2,602,919
Mixed use commercial real estate	4,976	-	-	5,591	10,567	327,703	338,270
Commercial real estate	478	-	2,874	11,083	14,435	398,881	413,316
Construction	-	-	-	-	-	3,199	3,199
Total real estate	$9,264	-	$3,820	$25,948	$39,032	$3,419,384	$3,458,416
Consumer	$12	$5	-	$4	$21	$2,428	$2,449
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2011.

At December 31, 2010
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$130	$141	-	$223	$494	$116,392	$116,886
Multifamily residential and residential mixed use	4,435	2,631	$3,510	5,010	15,586	2,487,154	2,502,740
Mixed use commercial real estate	190	3,051	-	1,217	4,458	360,607	365,065
Commercial real estate	3,059	7,592	331	10,775	21,757	445,958	467,715
Construction	-	-	4,500	-	4,500	10,738	15,238
Total real estate	$7,814	$13,415	$8,341	$17,225	$46,795	$3,420,849	$3,467,644
Consumer	$6	$1	-	$17	$24	$2,516	$2,540

Accruing Loans 90 Days or More Past Due:

At December 31, 2011, the Bank owned real estate loans totaling $3,820 that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  The loan-to-value ratio on each of these loans was estimated to be below 60% as of December 31, 2011, and management expects that each of these loans will either be satisfied or formally re-financed in the future.  As a result, these loans remained on accrual status at December 31, 2011 and were deemed performing assets.  At December 31, 2010, the Bank owned $8,341 of real estate loans that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  All of these loans have either subsequently been re-financed or satisfied.

TDRs.

At December 31, 2011, the Bank had twenty-two loans totaling $48,753 with terms that were modified in a manner that met the criteria for a TDR.  Twelve of these TDRs totaling $44,458 were commercial real estate loans, three loans totaling $1,657 were mixed-use commercial real estate loans, five loans totaling $2,013 were multifamily residential and residential mixed-use real estate loans and the remaining two loans totaling $625 were mixed use loans with four units or less.  At December 31, 2010, the Bank had nineteen loans totaling $22,558 with terms that were modified in a manner that met the criteria for a TDR.  Eight of these TDRs were commercial real estate loans, eight were multifamily residential and residential mixed-use real estate loans and the remainder were mixed-use commercial real estate loans.  The following table summarizes outstanding TDRs as of the dates indicated:

	As of December 31, 2011		As of December 31, 2010
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	22	$48,753	19	$22,558
TDRs that re-defaulted subsequent to being modified (at period end):	4	7,853	7	10,136
TDRs on accrual status at period end	17	40,688	12	12,422
TDRs on non-accrual status at period end	5	8,065	7	10,136

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not had any problem issues warranting restructuring.  Therefore, all TDRs have been made on real estate loans.  The following table summarizes activity related to TDRs for the period indicated:

For the Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans modifications identified during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	2	$573	$573
Commercial real estate	6	30,095	30,095
Concessions granted:
Temporary deferral of principal payments	5	20,523	20,523
Temporary deferral of interest payments	1	212	212
Reduction in interest rate for the remainder of the term of the loan	2	9,933	9,933
Extension of maturity	-	-	-
TOTAL	8	$30,668	$30,668

The Bank's allowance for loan losses at December 31, 2011 reflected $1,851 of allocated reserves associated with modifications identified as TDRs during the year ended December 31, 2011.  In addition, during the year ended December 31, 2010, the Bank charged-off approximately $24 of principal on one loan that was modified in a manner that met the definition of a TDR during the year ended December 31, 2011.  Otherwise, there was no impact on the Bank's allowance for loan losses related to TDRs during the years ended December 31, 2011 and 2010.

As of December 31, 2011, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.   The following table presents, as of December 31, 2011, TDRs by collateral type for which there was a payment default within twelve months following their respective modification date:

	At or for the Year Ended December 31, 2011
TDRs that Subsequently Defaulted Within 12 Months of Modification:	No. of Loans	Recorded Investment
Mixed use commercial real estate	1	$508
Commercial real estate	2	6,310
Total real estate (including loans held for sale)	3	$6,818

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  Aggregate principal charge-offs of $1,100 were recognized against the allowance for loan losses on loans described in the above table during the year ended December 31, 2011.  In addition, at December 31, 2011, allocated reserves totaling $132 were recognized on TDRs that re-defaulted for future losses deemed probable to occur on these loans, that were not specifically measured from the likely realizable net proceeds from either a note sale or liquidation of the collateral property.  No such allocated reserves were maintained as of December 31, 2010.

Impaired Loans

At December 31, 2011, the Bank had fifty loans totaling $70,384 deemed impaired (as defined in Note 1), compared to fifty-seven loans totaling $44,097 as of December 31, 2010.  During the year ended December 31, 2011, forty-one loans totaling $70,450 were added to impaired status, nineteen loans totaling $8,836 improved in such a manner that they were removed from impaired status, principal repayments on twenty-two impaired loans totaled $3,010, two impaired loans totaling $3,021 were transferred to held for sale and principal charge-offs totaling $5,100 were recognized on twenty impaired loans. The Bank disposed of twenty-seven impaired loans with a recorded balance totaling $24,196 during the year ended December 31, 2011, receiving an aggregate amount at or below their recorded balance.  During the year ended December 31, 2010, forty-six loans totaling $37,208 were added to impaired status, while seven loans totaling $5,130 that were impaired at December 31, 2009 were sold, and one $320 loan was transferred to OREO.  In addition, on eight loans deemed impaired at both December 31, 2010 and 2009, $2,708 of principal was charged-off during the year ended December 31, 2010.

At December 31, 2011, an aggregate balance of $2,175 was allocated within the allowance for loan losses for probable losses on impaired loans.  At December 31, 2010, there were no impaired loans with allocated reserves.

At December 31, 2011 and December 31, 2010, loans totaling $44,508 and $24,269, respectively, while on accrual status, were deemed impaired.  These loans were comprised of one of the following as of the respective dates: I) accruing TDRs; 2) loans past due 90 days or more but still accruing; or 3) loans with sufficient weakness to warrant impaired designation but possessing payment history and collateralization sufficient to maintain accrual status.

Net interest income recognized on impaired loans totaled $2,654 and $2,628 during the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011 and December 31, 2010, approximately $75 and $340, respectively, of one- to four-family residential and cooperative apartment loans with a balance equal to or less than the FNMA Limits, and consumer loans were on non-accrual status, but were not included in the category of impaired loans, as these loans are considered homogeneous loan pools not individually analyzed for impairment.

Delinquent Serviced Loans Subject to the First Loss Position

Under the terms of its seller/servicer agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the sold loans until the earlier of the following events: (1) the loans have been fully satisfied or enter OREO status; or (2) the First Loss Position is fully exhausted.

At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1,342 loan was delinquent between 30 and 89 days, and one $757 loan was 90 days or more delinquent.  At December 31, 2010, within the pool of multifamily loans sold to FNMA, three loans totaling $3,699 were 30 to 89 days delinquent, and no loans were 90 days or more delinquent.

6.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION

As discussed in Note 1, the allowance for loan losses may consist of specific and general components.  The Bank’s periodic evaluation of its allowance for loan losses (specific or general) has traditionally been comprised of three primary components: (1) impaired loans;  (2) special mention loans; and (3) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): 1) real estate loans; and 2) consumer loans.  Within the segments, the Bank analyzes the allowance based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company’s loan portfolio, and were thus evaluated in aggregate as of both December 31, 2011 and 2010.

Impaired Loan Component

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all cooperative unit and one- to four-family residential loans in excess of the FNMA Limits are individually evaluated for impairment.  Impairment is measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan's existing rate.  For impaired loans on non-accrual status, either of the initial two measurements are utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, impairment measured from a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both December 31, 2011 and 2010.

At December 31, 2011, there were $2,175 of allocated reserves within the allowance for loan losses associated with impaired loans.  There were no allocated reserves associated with impaired loans at December 31, 2010.  Charge-offs recognized on impaired loans totaled $5,807 and $13,542 during the years ended December 31, 2011 and 2010, respectively.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Special Mention Component

At both December 31, 2011 and 2010, the reserve allocated within the allowance for loan losses associated with loans internally classified as Special Mention (as defined in Note 5 to the consolidated financial statements) reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses.  At December 31, 2010, the loss percentage approximated 4.1%, and represented a loss history analysis on the Bank's pool of such loans from January 1, 2010 through December 31, 2010. The loss percentage resulting from this analysis was then applied to the aggregate pool of Special Mention loans at December 31, 2010.  At December 31, 2011, the loss percentage approximated 4.2%, and represented a loss history analysis on its pool of Special Mention loans from July 1, 2010 through June 30, 2011.  The loss percentage resulting from this analysis was then applied to the aggregate pool of Special Mention loans at December 31, 2011.  Based upon this methodology, increases or decreases in the amount of Special Mention loans will impact the estimated portion of the allowance for loan losses associated with such loans.  As a result, the allowance for loan losses associated with Special Mention loans is subject to volatility.  Should management elect to change its 12-month loss measurement timeframe from the currently utilized July 1, 2010 though June 30, 2011 period, the magnitude of charge-offs recognized within the 12 months prior to the assessment date would also impact the level of reserves determined on Special Mention loans, subjecting it to greater volatility.

The portion of the allowance for loan losses attributable to Special Mention loans (excluding impaired loans internally designated as Special Mention) declined from $1,880 at December 31, 2010 to $800 at December 31, 2011, primarily reflecting a reduction of $14,789 in Special Mention loans from December 31, 2010 to December 31, 2011.

Pass Graded Loans

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with performing real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and cooperative unit; 2) multifamily residential and residential mixed use; 3) mixed use commercial real estate, 4) commercial real estate; and 5) construction and land acquisition.  Within each of the analyses of the underlying collateral types, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for performing loans:

(i)	Charge-off experience
(ii)	Economic conditions
(iii)	Underwriting standards or experience
(iv)	Loan concentrations
(v)	Loan Seasoning

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience – Loans within the performing loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  In late 2010, the Bank updated the historical period used in this methodology.  Previously, 1992 to 1996 experience factors were used, since that period represented the most recent complete loss cycle experienced by the Bank for its geography and type of collateral.  During the final quarter of 2010, the Bank updated its experience factors to include only the current credit cycle, which began for the Bank in 2009.

(ii) Economic conditions - At both December 31, 2011 and December 31, 2010, the Bank assigned an expected loss rate to its entire performing mortgage loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.  Based upon this analysis, the Bank derived the same expected loss rate for performing loans at both December 31, 2011 and 2010.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are then incorporated into the methodology.  The Bank modified only certain less critical underwriting practices during the years ended December 31, 2011 and 2010, and this component thus did not impact the methodology at either December 31, 2011 or December 31, 2010.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) Loan Seasoning – The Bank analyzes its charge-off history in order to determine whether loans that are over three years past their origination date (referred to as seasoned loans) have experienced lower loss levels, and would thus warrant a lower expected loss percentage.  This element was given minimal consideration in the December 31, 2011 and December 31, 2010 evaluations.  The minimal consideration resulted from an analysis of the loss experience recognized during the 2009 to 2011 recessionary period (to which the Company migrated late in 2010), which concluded that the age or seasoning of a loan did not inversely correlate to the Bank's loss experience.

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

Changes in the aggregate allowance for loan losses for loans owned by the Bank were as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$19,166	$21,505	$17,454
Provision for loan losses	6,846	11,210	13,152
Loans charged off	(6,340)	(13,885)	(9,012)
Recoveries	415	64	19
Transfer from (to) reserves on loan commitments	167	272	(108)
Balance at end of period	$20,254	$19,166	$21,505

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Year Ended December 31, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Beginning balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34
Charge-offs	(129)	(2,803)	(697)	(1,720)	(962)	(6,311)	(29)
Recoveries	-	220	48	147	-	415	-
Transfer from (to) reserve for loan commitments	-	165	(15)	(13)	30	167	-
Provision	200	2,505	861	2,548	711	6,825	21
Ending balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26

Ending balance – loans individually evaluated for impairment	$2,547	$10,028	$6,739	$51,070	-	$70,384	$-
Ending balance – loans collectively evaluated for impairment	98,165	2,592,891	331,531	362,246	3,199	3,388,032	2,449
Allowance balance associated with loans individually evaluated for impairment	130	45	73	1,927	-	2,175	-
Allowance balance associated with loans collectivelly evaluated for impairment	350	14,268	1,455	1,856	124	18,053	26

At or for the Year Ended December 31, 2010
	Real Estate Loans						Consumer Loans
	One- to Four Family Residentail and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$1,047	$13,547	$1,833	$3,918	$1,130	$21,475	$30
Charge-offs	(266)	(10,062)	(469)	(1,964)	(1,111)	(13,872)	(13)
Recoveries	-	55	-	9	-	64	-
Transfer from (to) reserve for commitments	-	188	65	(17)	36	272	-
Provision (reduction)	(372)	10,498	(98)	875	290	11,193	17
Ending balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34

Ending balance – loans individually evaluated for impairment	$-	$16,368	$2,387	$20,842	$4,500	$44,097	$-
Ending balance – loans collectively evaluated for impairment	116,886	2,486,372	362,678	446,873	10,738	3,423,547	2,540
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-	-
Allowance balance associated with loans collectivelly evaluated for impairment	409	14,226	1,331	2,821	345	19,132	34

The following table summarizes impaired real estate loans for the periods indicated (by collateral type within the real estate loan segment as of or for the year ended December 31, 2011 and as of December 31, 2010, and in aggregate for the entire real estate loan segment for the year ended December 31, 2010).  For purposes of this table, adjustments between the unpaid principal balance and recorded investment (including accrued interest receivable) are deemed to be immaterial:

At December 31, 2011				For the Year Ended Ended December 31, 2011
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,136	$1,136	$-	$1,406	$38
With an allocated reserve	1,411	1,411	130	565	31
Multifamily Residential and Residential Mixed Use
With no allocated reserve	9,338	9,338	-	11,194	795
With an allocated reserve	690	690	45	3,040	86
Mixed Use Commercial Real Estate
With no allocated reserve	5,780	5,780	-	3,901	191
With an allocated reserve	959	959	73	1,893	11
Commercial Real Estate
With no allocated reserve	11,812	11,812	-	15,243	407
With an allocated reserve	39,258	39,258	1,927	15,620	868
Construction
With no allocated reserve	-	-	-	3,835	227
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$28,066	$28,066	$-	$35,579	$1,658
With an allocated reserve	$42,318	$42,318	$2,175	$21,118	$996

At December 31, 2010
	Unpaid Principal Balance at Period End	Recorded investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
	(Dollars in Thousands)
Multifamily Residential and Residential Mixed Use
With no allocated reserve	$19,460	$16,368	$-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	2,387	2,387	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	23,771	20,842	-
With an allocated reserve	-	-	-
Construction
With no allocated reserve	4,500	4,500	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$50,118	$44,097	$-
With an allocated reserve	$-	$-	$-

Period	Unpaid Principal Balance at Period End	Recorded investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Investment	Interest Income Recognized
At or for the Year Ended December 31, 2010
With no allocated reserve	$50,119	$44,097	-	$8,945	$2,628
With an allocated reserve	-	-	-	22,915	-
Total	$ 50,119	$44,097	-	$31,860	$2,628

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

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability:

	At or for the Year Ended December 31,
	2011	2010	2009
Outstanding balance of multifamily loans serviced for FNMA at period end	$308,104	$371,887	$437,805
Total First Loss Position at end of period	16,356	16,789	20,246
Reserve Liability on the First Loss Position
Balance at beginning of period	$2,993	$4,373	$5,573
Additions for loans sold to FNMA during the period 1	-	-	15
Transfer to reduction of Bank loan balance for serviced loans re-acquired by the Bank	-	(1,123)	(3,545)
Provision for losses on problem loans1	-	-	3,303
Charge-offs	-	(257)	(973)
Balance at period end	$2,993	$2,993	$4,373
1 Amount recognized as a portion of mortgage banking income during the period.

During the years ended December 31, 2011, 2010 and 2009, the Bank received approval from FNMA to reduce the total First Loss Position by $433, $3,457 and $1,618, respectively, for losses incurred.

7.   MORTGAGE SERVICING ACTIVITIES AND MORTGAGE BANKING INCOME

At December 31, 2011, 2010 and 2009, the Bank was servicing loans for others having principal balances outstanding of approximately $486,514, $596,310, and $670,109, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and processing foreclosure.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $5,950 and $6,856 at December 31, 2011 and 2010, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans sold with servicing rights retained.  Upon sale of these loans, the Company recorded MSR, and has elected to account for the MSR under the "amortization method" prescribed under GAAP.  Activity related to MSR is as follows:

	At or for the Year Ended December 31,
	2011	2010	2009
MSR Activity
Balance at beginning of period	$2,271	$2,765	$2,778
Additions for loans sold during the period	-	284	758
Reversal of valuation reserve	-	-	60
Amortization	(667)	(778)	(831)
Balance at period end	$1,604	$2,271	$2,765

Key economic assumptions used to value the MSR and the sensitivity of the current fair value of residual cash flows to immediate 10 and 20 percent adverse changes in those assumptions were as follows:

	At December 31, 2011	At December 31, 2010	At December 31, 2009
Net carrying value of the servicing asset	$1,604	$2,271	$2,765
Fair value of the servicing asset	2,139	2,840	3,273
Weighted average life (in years)	6.30	6.00	5.92
Prepayment speed assumptions (annual rate) ("PSA")	150 PSA	150 PSA	150 PSA
Impact on fair value of 10% adverse change	$(30)	$(43)	$(77)
Impact on fair value of 20% adverse change	$(59)	$(86)	$(133)
Expected credit losses (annual rate)	$13	$13	$13
Impact on fair value of 10% adverse change	$(1)	$-	$(19)
Impact on fair value of 20% adverse change	$(2)	$-	$(38)
Residual cash flows discount rate (annual rate)	13.75%	13.75%	13.75%
Impact on fair value of 10% adverse change	$(39)	$(54)	$(74)
Impact on fair value of 20% adverse change	$(76)	$(106)	$(143)
Average Interest rate on adjustable rate loans	5.84%	5.81%	5.78%
Impact on fair value of 10% adverse change	-	-	-
Impact on fair value of 20% adverse change	-	-	-

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Year Ended December 31,
	2011	2010	2009
Gain on the sale of loans originated for sale	$5	$439	$691
Provision to increase the liability for the First Loss Position	-	-	(3,303)
Mortgage banking fees	564	630	778
Reversal of valuation reserve on MSR	-	-	60
Net mortgage banking (loss) income	$569	$1,069	$(1,774)

8.   PREMISES AND FIXED ASSETS, NET

The following is a summary of premises and fixed assets, net:

	December 31, 2011	December 31, 2010
Land	$7,237	$7,237
Buildings	27,012	26,780
Leasehold improvements	9,689	8,654
Furniture, fixtures and equipment	21,882	19,575
	65,820	62,246
Less: accumulated depreciation and amortization	(33,174)	(30,633)
TOTAL	$32,646	$31,613

Depreciation and amortization expense amounted to approximately $2,851, $2,138 and $2,032 during the years ended December 31, 2011, 2010 and 2009, respectively.

9.   FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 494,888 shares and 517,175 shares at December 31, 2011 and 2010, respectively. The Bank recorded dividends on the FHLBNY capital stock of $2,347, $2,736 and $2,556 during the years ended December 31, 2011, 2010 and 2009, respectively.

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2011		At December 31, 2010
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.21%	$353,708	0.26%	$329,182
Certificates of deposit ("CDs")	1.85	977,551	2.04	1,059,652
Money market accounts	0.63	772,055	0.71	727,939
Interest bearing checking accounts	0.23	99,308	0.51	108,078
Non-interest bearing checking accounts	-	141,079	-	125,730
	1.02%	$2,343,701	1.20%	$2,350,581

The following table presents a summary of future maturities of CDs outstanding at December 31, 2011:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2012	$561,147	1.24%
2013	172,972	2.14
2014	101,088	3.08
2015	74,540	2.94
2016	25,035	2.34
2017 and beyond	42,769	2.93
TOTAL	$977,551	1.82	%(1)
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 1.85% at December 31, 2011.

The aggregate amount of CDs with a minimum denomination of one-hundred thousand dollars was approximately $401,463 and $401,431 at December 31, 2011 and 2010, respectively.

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ("REPOs")

Presented below is information concerning REPOs:

	At or for the Year Ended December 31,
	2011	2010	2009
Balance outstanding at end of period	$195,000	$195,000	$230,000
Average interest cost at end of period	4.33%	4.33%	4.32%
Average balance outstanding during the period	$195,000	$203,055	$230,000
Average interest cost during the period	4.33%	4.33%	4.32%
Estimated fair value of underlying collateral	$214,446	$214,539	$248,694
Maximum balance outstanding at month end during the year	$195,000	$230,000	$230,000

The following table presents a summary of future maturities of REPOs outstanding at December 31, 2011:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2015	$55,000	3.20%
2016	120,000	4.90
2017 and beyond	20,000	3.98
TOTAL	$195,000	4.33%

12.   FHLBNY ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $939,775 and $990,525 at December 31, 2011 and 2010, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 3.17%, 3.51%, and 3.89% during the years ended December 31, 2011, 2010 and 2009, respectively.  The average interest rate on outstanding FHLBNY Advances was 2.88% and 3.26% at December 31, 2011 and 2010, respectively.  At December 31, 2011, in accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank maintained $1,377,415 in qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure such Advances.  Certain of the FHLBNY Advances outstanding at December 31, 2011 contained call features that may be exercised by the FHLBNY.

The following table presents a summary of future maturities of FHLBNY Advances outstanding at December 31, 2011:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2012	$172,275	2.72%
2013	143,500	2.52
2014	199,500	2.92
2015	284,500	2.55
2016	50,000	4.36
2017 and beyond	90,000	3.87
TOTAL	$939,775	2.88%

13.   SUBORDINATED NOTES PAYABLE AND TRUST PREFERRED SECURITIES PAYABLE

On April 12, 2000, the Holding Company issued subordinated notes in the aggregate amount of $25,000. The notes had a 9.25% fixed rate of interest and matured on May 1, 2010.  The notes were satisfied on May 1, 2010.  Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $799 during the year ended December 31, 2010 and $2,396 during the year ended December 31, 2009.

On March 19, 2004, the Holding Company completed an offering of an aggregate amount of $72,165 of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering.  Of the total amount offered, the Holding Company retained ownership of $2,165 of the securities.  The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009.  The Holding Company currently does not intend to call this debt.  During the year ended December 31, 2009, the Company re-acquired $1,485 of the outstanding trust preferred securities at a discount, recognizing a gain of $505 on the transaction.  As a result, the outstanding balance of the trust preferred securities was $70,680 at both December 31, 2011 and 2010.

Interest expense recorded on the trust preferred securities totaled $5,024, $5,008 and $5,129 during the years ended December 31, 2011, 2010 and 2009, respectively.  Of the total interest payments, $152 was paid to the Holding Company in each of the years ended December 31, 2011, 2010 and 2009 related to its $2,165 investment in the securities, and was recorded in other non-interest income.

14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
		2011			2010			2009
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$25,580	$7,231	$32,811	$22,129	$7,469	$29,598	$18,384	$4,368	$22,752
Deferred	(1,145)	(78)	(1,223)	(522)	(215)	(737)	(5,786)	(2,879)	(8,665)
TOTAL	$24,434	$7,153	$31,588	$21,607	$7,254	$28,861	$12,598	$1,489	$14,087

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at Federal statutory rate	$27,614	$24,587	$14,096
State and local taxes, net of Federal income tax benefit	4,319	4,549	1,300
Benefit plan differences	25	(286)	(314)
Adjustments for prior period tax returns	185	-	(4)
Investment in BOLI	(615)	(679)	(708)
Adjustment for unrecognized tax benefits	(1,026)	79	48
Other, net	1,086	611	(331)
	$31,588	$28,861	$14,087
Effective tax rate	40.04%	41.08%	34.98%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.  The components of Federal and State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2011	2010
Excess book bad debt over tax bad debt reserve	$10,003	$9,791
Employee benefit plans	17,523	13,553
Credit component of OTTI	4,705	4,294
Other	1,275	923
Total deferred tax assets	33,506	28,561
Deferred tax liabilities:
Tax effect of other components of income on investment securities and MBS	1,467	1,279
Difference in book and tax carrying value of fixed assets	519	465
Tax effect of purchase accounting fair value adjustments	161	166
Other	811	88
Total deferred tax liabilities	2,958	1,998
Net deferred tax asset (recorded in other assets)	$30,548	$26,563

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2011 and 2010, since, at each period end, it was more likely than not that the deferred tax assets would be fully realized.

At December 31, 2011 and 2010, the Bank had bad debt reserves for New York State and New York City income tax purposes for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances. The Bank’s previously accumulated bad debt deductions were similarly subject to potential recapture for federal income tax purposes at December 31, 2011 and 2010.  These recapture liabilities could be triggered by certain actions, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal or New York State and New York City tax purposes.   A summary of these balances as of both December 31, 2011 and 2010 is as follows:

Federal	$15,158
New York State	69,164
New York City	73,597

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

Should the amounts in the above table as of December 31, 2011 be fully recaptured, the Bank would recognize $12,529 in additional income tax expense.

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

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no material uncertain tax positions as of December 31, 2011.  As of December 31, 2010, unrecognized tax benefits totaled $1,408, which decreased during the year ended December 31, 2011.

The following table reconciles the Company's gross unrecognized tax benefits:

	Year Ended December 31,
	2011	2010	2009
Gross unrecognized tax benefits at the beginning of the period	$1,408	$1,408	$1,408
Lapse of statue of limitations	-	-	-
Settlement with taxing jurisdictions	-	-	-
Gross increases – current period tax positions	-	-	-
Gross decreases – current period tax positions	-	-	-
Gross increases – prior period tax positions	-	-	-
Gross decreases – prior period tax positions	(1,408)	-	-
Gross unrecognized tax benefits at the end of the period	$-	$1,408	$1,408

If recognized, the net unrecognized tax benefits as of December 31, 2010 and 2009 would have reduced the Company's aggregate consolidated income tax expense for the years presented above by $915 (excluding interest of $440 at December 31, 2010 and $361 at December 31, 2009), all of which would have favorably impacted the Company's consolidated effective tax rates for the years presented above.

Interest associated with unrecognized tax benefits approximated $677 at December 31, 2010.  The Company recognized interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the unrecognized tax benefits noted above, the Company, at December 31, 2010, had an unrecognized tax liability for interest of $440, and no unrecognized tax liability for penalties.  The liability totaling $440 for interest was eliminated during the year ended December 31, 2011.

As of December 31, 2011, the tax years ended December 31, 2008, 2009, 2010 and 2011 remained subject to examination by all of the Company's relevant tax jurisdictions, except for New York City, which has completed an examination through the tax year ended December 31, 2008.  The Company is currently under audit by taxing jurisdictions.

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

The net periodic (credit)cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2011	2010	2009
Interest cost	$1,012	$1,072	$1,040
Expected return on plan assets	(1,442)	(1,386)	(1,187)
Actuarial adjustment	-	156	-
Net amortization and deferral	1,004	1,005	1,162
Net periodic cost	$574	$847	$1,015

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2011	2010
Accumulated benefit obligation at end of period	$22,907	$19,870
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$19,870	$17,732
Actuarial adjustment	-	767
Interest cost	1,012	1,072
Actuarial loss	3,136	1,520
Benefit payments	(1,058)	(1,073)
Settlements	(53)	(148)
Projected benefit obligation at end of period	22,907	19,870
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	18,089	15,431
Return on plan assets	(304)	1,775
Contributions	3,356	2,104
Benefit payments	(1,058)	(1,073)
Settlements	(53)	(148)
Balance at end of period	20,030	18,089

Funded status:
Deficiency of plan assets over projected benefit obligation	(2,877)	(1,781)
Unrecognized loss from experience different from that assumed	N/A	N/A
Accrued retirement expense included in other liabilities	$(2,877)	$(1,781)

The change in accumulated other comprehensive income (loss) that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2011	2010
Balance at beginning of period	$(11,315)	$(10,577)
Adjustment for change in actuarial calculation	-	(623)
Amortization of loss	1,004	1,005
Loss recognized during the year	(4,883)	(1,120)
Balance at the end of the period	$(15,193)	$(11,315)
Period end component of accumulated other comprehensive loss (net of tax)	8,333	6,206

For the years ended December 31, 2011 and 2010, the Bank used December 31st as its measurement date for the Employee Retirement Plan.  The Bank contributed $3,356 to the Employee Retirement Plan during the year ended December 31, 2011.  The Bank expects to make a contributions of $51 to the Employee Retirement Plan during the year ending December 31, 2012.  During the year ending December 31, 2012, $1,792 in actuarial losses are anticipated to be recognized as a component of net periodic cost.

Major assumptions utilized to determine the net periodic cost (credit) of the benefit obligations were as follows:

	At or for the Year Ended December 31,
	2011	2010
Discount rate used for net periodic cost (credit)	5.26%	6.00%
Discount rate used to determine benefit obligation at period end	4.15	5.26
Expected long-term return on plan assets used for net periodic cost (credit)	8.25	8.75
Expected long-term return on plan assets used to determine benefit obligation at period end	7.50	8.25

Employee Retirement Plan assets are invested in five common collective investment funds, four of which are equity-based, and one of which is fixed-income based.  These common collective investment funds are privately offered, and the Employee Retirement Plan's investment in these common collective investment funds is therefore valued by the fund managers of each respective fund based on the Employee Retirement Plan’s proportionate share of units of beneficial interest in the respective funds.  All of the common collective investment funds are audited, and the overwhelming majority of assets held in these funds (which derive the unit value of the common collective investment funds) are actively traded in established marketplaces.  The Employee Retirement Plan also owned an investment in two registered mutual funds at December 31, 2011.  These mutual funds are actively traded on national securities exchanges and are valued at their quoted market prices.

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis at December 31, 2011 (See Note 17 for a discussion of the fair value hierarchy).

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$1,793	-	-	$1,793
Domestic Small Cap	2,366	-	-	2,366
Common collective investment funds
Domestic Large Cap	-	6,045	-	6,045
International Equity	-	2,207	-	2,207
Fixed Income	-	7,619	-	7,619
Total Plan Assets				$20,030

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

The long-term investment objective of the Employee Retirement Plan is to be invested 65% in equity mutual funds and 35% in bond mutual funds.  If the Employee Retirement Plan is underfunded under its guidelines, the bond fund portion will be temporarily increased to 50% in the manner prescribed under its guidelines, in order to lessen asset value volatility.  When the

Employee Retirement Plan is no longer underfunded, the bond fund portion will be returned to 35%.  Asset rebalancing is performed at least annually, with interim adjustments when the investment mix varies in excess of 10% from the target.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2011	2010
Asset Category
Equity securities	62%	65%
Debt securities (bond mutual funds)	38	35
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2011 and 2010, respectively.

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5% to 9% and 2% to 6%, respectively.  The long-term inflation rate was estimated to be 3%.  When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected rate of return was determined to be 7.50% at December 31, 2011 and 8.25% at December 31, 2010.

Benefit payments, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2012	$1,416
2013	1,414
2014	1,396
2015	1,403
2016	1,399
2017 to 2021	6,733

BMP - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2011 and 2010, the BMP had investments in the Holding Company's common stock of $9,799 and $10,689, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Director Retirement Plan - Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75.  The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2011	2010	2009
Service cost	$-	$-	$-
Interest cost	346	358	321
Actuarial adjustment	-	198	-
Unrecognized gain	242	46	-
Net periodic cost	$588	$602	$321

The combined funded status of the defined benefit portions of the BMP and Director Retirement Plan was as follows:

	At December 31,
	2011	2010
Accumulated benefit obligation at end of period	$8,112	$7,186
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$7,186	$5,412
Adjustment for change in measurement date	-	-
Service cost	-	-
Interest cost	346	358
Benefit payments	(129)	(129)
Actuarial loss	709	1,545
Projected benefit obligation at end of period	8,112	7,186
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	129	129
Benefit payments	(129)	(129)
Balance at end of period	-	-
Funded status:
Deficiency of plan assets over projected benefit obligation	(8,112)	(7,186)
Contributions by employer	N/A	N/A
Unrecognized (gain) loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(8,112)	$(7,186)

The combined change in accumulated other comprehensive income that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2011	2010
Balance at beginning of period	$(1,242)	$59
Adjustment for change in actuarial calculation	-	(563)
Amortization of loss	242	47
Loss recognized during the year	(710)	(785)
Balance at the end of the period	$(1,710)	$(1,242)
Period end component of accumulated other comprehensive loss (net of tax)	938	681

At December 31, 2011, an unfunded pension liability of $938 was recognized as a component of accumulated other comprehensive loss related to the $1,710 pre-tax actuarial loss component of the aggregate unfunded pension obligations of the BMP and Director Retirement Plan.

Major assumptions utilized to determine the net periodic cost and benefit obligation for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2011	2010
Discount rate used for net periodic cost (credit) - BMP	4.82%	6.00%
Discount rate used for net periodic cost (credit) – Director Retirement Plan	4.92	6.00
Discount rate used to determine BMP benefit obligation at period end	3.77	4.82
Discount rate used to determine Director Retirement Plan benefit obligation at period end	3.84	4.92

As of December 31, 2011 and 2010, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.  Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that accrue.

The Bank expects to contribute $435 to the BMP and $213 to the Director Retirement Plan during the year ending December 31, 2012 in order to pay benefits due under the respective plans.  During the year ending December 31, 2012, $371 in aggregate actuarial losses related to the BMP and Director Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2012	$648
2013	641
2014	636
2015	627
2016	647
2017 to 2021	2,961

There is no defined contribution cost incurred by the Holding Company or Bank under the Director Retirement Plan, and there were no defined contribution costs incurred by the Company related to the BMP during the year ended December 31, 2009.  Defined contribution costs incurred by the Company related to the BMP were $1,577 and $1,539 for the years ended December 31, 2011 and 2010, respectively.  Of the total defined contribution expense recognized during the year ended December 31, 2010, $977 related to a reinstatement of benefits that had previously been frozen from January 2005 through December 2010.

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

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2011	2010	2009
Service cost	$133	$114	$115
Interest cost	345	316	302
Unrecognized past service liability	-	-	-
Amortization of unrealized loss	116	55	57
Net periodic cost	$594	$485	$474

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2011	2010
Discount rate used for net periodic cost (credit)	5.48%	6.00%
Rate of increase in compensation levels used for net periodic cost (credit)	3.50	3.50
Discount rate used to determine benefit obligation at period end	4.28	5.48
Rate of increase in compensation levels used to determine benefit obligation at period end	3.50	3.50

As of December 31, 2011, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $27.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $25.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,	At December 31,
	2011	2010
Accumulated benefit obligation at end of period	$8,988	$6,372
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$6,372	$5,347
Adjustment for change in measurement date	-	-
Service cost	133	114
Interest cost	345	316
Actuarial loss	2,316	733
Benefit payments	(178)	(138)
Projected benefit obligation at end of period	8,988	6,372
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	178	138
Benefit payments	(178)	(138)
Balance at end of period	-	-
Funded status:
(Deficiency) of plan assets over projected benefit obligation	(8,988)	(6,372)
Unrecognized loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(8,988)	$(6,372)

The change in accumulated other comprehensive income (loss) that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2011	2010
Balance at beginning of period	$(1,806)	$(1,129)
Amortization of loss	116	55
Loss recognized during the year	(2,317)	(732)
Balance at the end of the period	$(4,007)	$(1,806)
Period end component of accumulated other comprehensive loss (net of tax)	2,198	991

As of December 31, 2011 and 2010, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 9.0% in 2011 and was assumed to decrease gradually to 5.00% in 2016 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would reduce the accumulated Postretirement Benefit Plan obligation by approximately $20.  A decline in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $6.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2011 and 2010. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that accrue.

The Bank expects to contribute $200 to the Postretirement Benefit Plan during the year ending December 31, 2012 in order to pay benefits due under the plan.  During the year ending December 31, 2012, $358 of actuarial losses are anticipated to be recognized as components of net periodic cost.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2012	$200
2013	213
2014	239
2015	262
2016	284
2017 to 2021	1,755

401(k) Plan - The Bank also maintains the 401(k) Plan, which covers substantially all of its employees.  During the years ended December 31, 2011, 2010 and 2009, an employer contribution equal to 3% of "covered compensation" [as defined in the 401(k) Plan] up to applicable Internal Revenue Service limits, was awarded to all employees who were eligible to participate in the 401(k) Plan regardless of whether or not they participated in the 401(k) Plan during 2011, 2010 or 2009.  401(k) Plan participants possess the ability to invest this contribution in any of the investment options offered under the 401(k) Plan.  The Bank makes no other contributions to the 401(k) Plan.  Expenses associated with this contribution totaled $641, $563 and $592 during the years ended December 31, 2011, 2010 and 2009, respectively.

The 401(k) Plan owned participant investments in the Holding Company's common stock for the accounts of participants totaling $8,041 and $7,606 at December 31, 2011 and 2010, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  In exchange for the extension of the loan repayment period, various benefits were offered to participants, including the addition of pre-tax employee contributions to the 401(k) Plan, a 3% annual employer contribution to the ESOP [which is automatically transferred to the 401(k) Plan] through December 31, 2006 (which has been voluntary continued by the Bank annually through 2011), and the pass-through of cash dividends received by the ESOP to the individual participants for the duration of the ESOP.  The loan had an outstanding balance of $3,721 and $3,863 at December 31, 2011 and December 31, 2010, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years or upon attainment of age 65, death, disability, retirement or a "change of control" of the Holding Company as defined in the ESOP.  Common stock allocated to participating employees totaled 78,155 shares during each of the years ended December 31, 2011, 2010 and 2009. The ESOP benefit expense is recorded based upon the fair value of the award shares, and totaled $1,640, $1,700 and $1,534, respectively, for the years ended December 31, 2011, 2010 and 2009.  Included in ESOP expense were dividends on unallocated common stock that were paid to participants.  These dividends totaled $656, $700 and $744 during the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Option Activity

2001 Stock Option Plan - The Compensation Committee of the Board of Directors of the Holding Company administered the 2001 Stock Option Plan and authorized all option grants.  During the year ended December 31, 2011, 3,624 options were granted to outside directors of the Company under the 2001 Stock Option Plan, all of which have an exercise price of $15.46 per share, vest to the respective recipients as of May 1, 2012 and expire on April 29, 2021.  During the year ended December 31, 2011, 14,522 options were additionally granted to certain officers of the Company under the 2001 Stock Option Plan, all of which have an exercise price of $15.46 per share and expire on April 29, 2021. One-fourth of the options under this grant vest in installments on May 1, 2012, 2013, 2014 and 2015, respectively.  During the year ended December 31, 2010, 24,462 options were granted to outside directors of the Company under the 2001 Stock Option Plan, all of which have an exercise price of $12.75 per share, vested to the respective recipients as of May 1, 2011 and expire on April 30, 2020.  During the year ended December 31, 2010, 33,562 stock options were additionally granted to certain executive officers under the 2001 Stock Option Plan.  All of these stock options have an exercise price of $12.75 per share and will expire on April 30, 2020.  One-fourth of the options under this grant vested on May 1, 2011, with the remaining shares vesting in equal annual installments on May 1, 2012, 2013 and 2014 respectively.  During the year ended December 31, 2009, the Company granted 36,451 options to certain officers under the 2001 Stock Option Plan.  All of these options have an exercise price of $8.34 per share and expire on April 30, 2019.  One-fourth of these awards vested on each of May 1, 2010 and 2011, with the remaining shares vesting in equal annual installments on May 1, 2012 and 2013 respectively.

2004 Stock Incentive Plan - The Compensation Committee of the Board of Directors of the Holding Company administers the 2004 Stock Incentive Plan and authorizes all equity grants.

During the year ended December 31, 2011, 10,872 options were granted to outside directors of the Company under the 2004 Stock Incentive Plan, all of which have an exercise price of $15.46 per share, vest to the respective recipients as of May 1, 2012 and expire on April 29, 2021. During the year ended December 31, 2011, 62,565 options were additionally granted to certain officers of the Company under the 2004 Stock Incentive Plan, all of which have an exercise price of $15.46 per share and expire on April 29, 2021.  One-fourth of the options under this grant vest in installments on May 1, 2012, 2013, 2014 and 2015, respectively.

During the year ended December 31, 2010, a grant of 8,154 options was made to outside directors of the Company under the 2004 Stock Incentive Plan, all of which have an exercise price of $12.75 per share, vested to the respective recipients as of May 1, 2011 and expire on April 30, 2020.  During the year ended December 31, 2010, 31,116 stock options were additionally granted to certain officers under the 2004 Stock Incentive Plan.  All of these stock options have an exercise price of $12.75 per share and will expire on April 30, 2020.  One-fourth of the options under this grant vested on May 1, 2011, with the remaining shares vesting in equal annual installments on May 1, 2012, 2013 and 2014 respectively.

During the year ended December 31, 2009, a grant of 70,952 options was made to outside directors of the Company under the 2004 Stock Incentive Plan.  All of these options have an exercise price of $8.34 per share, vested to the respective recipients on May 1, 2010, and expire on April 30, 2019.  During the year ended December 31, 2009, 98,230 stock options were additionally granted to certain officers under the 2004 Stock Incentive Plan.  All of these stock options have an exercise price of $8.34 per share, and will expire on April 30, 2019.  One-fourth of the options under this grant vested on each of May 1, 2010 and 2011, with the remaining options vesting in equal annual installments on May 1, 2012 and 2013, respectively.

Combined stock option activity related to the Stock Plans was as follows:

	At or for the Year Ended December 31,
	2011	2010	2009
Options outstanding – beginning of period	3,213,007	3,266,920	3,116,564
Options granted	91,583	97,294	205,633
Weighted average exercise price of grants	$15.46	$12.75	$8.34
Options exercised	385,758	87,825	9,465
Weighted average exercise price of exercised options	$10.93	$11.53	$4.56
Options forfeited	25,072	63,382	45,812
Weighted average exercise price of forfeited options	$15.76	$12.66	$16.74
Options outstanding - end of period	2,893,760	3,213,007	3,266,920
Weighted average exercise price of outstanding options - end of period	$15.13	$14.63	$14.56
Remaining options available for grant	412,588	623,304	747,040
Vested options at end of period	2,682,156	2,792,434	2,538,915
Weighted average exercise price of vested options – end of period	$15.30	$14.92	$15.17
Cash received for option exercise cost	3,669	1,012	43
Income tax benefit recognized	371	27	-
Compensation expense recognized	528	967	1,083
Remaining unrecognized compensation expense	543	567	1,341
Weighted average remaining years for which compensation expense is to be recognized	2.7	1.7	1.8

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2011 were as follows:

	Outstanding Options		Vested Options
Exercise Prices	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
$8.34	149,909	7.3	92,679	7.3
$12.75	87,541	8.3	46,345	8.3
$13.16	510,328	1.1	510,328	1.1
$13.74	863,375	5.3	863,375	5.3
$14.92	34,425	6.2	25,818	6.2
$15.10	318,492	3.4	318,492	3.4
$15.46	91,583	9.3	-	9.3
$16.45	76,320	3.1	76,320	3.1
$16.73	51,943	6.6	38,955	6.6
$18.18	80,000	6.4	80,000	6.4
$19.90	629,844	2.1	629,844	2.1
Total	2,893,760	4.0	2,682,156	3.7

The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Year Ended December 31,
	2011	2010	2009
Total options granted	91,583	97,294	205,633
Estimated fair value on date of grant	$4.82	$3.70	$1.73
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	6.80	5.99	5.99
Interest rate	2.59%	2.76%	2.39%
Volatility	42.35	43.69	41.34
Dividend yield	3.62	4.39	6.72

Restricted Stock Awards

On April 29, 2011, a grant of 13,584 restricted stock awards was made to outside Directors of the Holding Company under the 2004 Stock Incentive Plan, all of which vest on May 1, 2012.  On April 29, 2011, a grant of 112,720 restricted stock awards was additionally made to certain officers of the Company under the 2004 Stock Incentive Plan.  These awards will fully vest to the respective recipients in equal installments on May 1, 2012, 2013, 2014, and 2015 respectively.  The fair value of the Holding Company's common stock on April 29, 2011 was $15.46.  On April 30, 2010, a grant of 9,408 restricted stock awards was made to outside Directors of the Holding Company under the 2004 Stock Incentive Plan, all of which vested on May 1, 2011.  On April 30, 2010, a grant of 133,675 restricted stock awards was made to certain officers of the Company under the 2004 Stock Incentive Plan.  One fourth of these awards vested to the respective recipients on May 1, 2011, with the remaining awards vesting in equal annual installments on May 1, 2012, 2013, and 2014 respectively.  The fair value of the Holding Company's common stock on April 30, 2010 was $12.75.  On April 30, 2009, a grant of 14,392 restricted stock awards was made to outside Directors of the Holding Company under the 2004 Stock Incentive Plan, all of which vested on May 1, 2010.  On April 30, 2009, a grant of 192,805 restricted stock awards was made to certain officers of the Company under the 2004 Stock Incentive Plan.  One-fourth of these awards vested on each of May 1, 2010 and 2011, with the remaining awards vesting in equal annual installments on May 1, 2012 and 2013, respectively.  The fair value of the Holding Company's common stock on April 30, 2009 was $8.34.

Compensation expense on all restricted stock awards was recorded during the years ended December 31, 2011, 2010 and 2009 based upon the fair value of the shares on the respective dates of grant for all periods presented.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan:

	At or for the Year Ended December 31,
	2011	2010	2009
Unvested allocated shares – beginning of period	309,783	295,066	141,710
Shares granted	126,304	143,083	207,197
Shares vested	109,649	95,107	52,810
Shares forfeited	1,984	33,259	1,031
Unvested allocated shares – end of period	324,454	309,783	295,066
Unallocated shares - end of period	-	-	-
Compensation recorded to expense	$1,578	$1,228	$775
Income tax (expense) benefit recognized	60	85	(131)

Long Term Cash Incentive Payment Plan - On October 16, 2008, pursuant to authority granted under the Dime Community Bancshares, Inc. Annual Incentive Plan (the "AIP"), the Compensation Committee made an incentive award to the Holding Company's Chief Executive Officer.  The threshold, target and maximum award opportunities were $214, $428 and $643, respectively, and were earned based on performance relative to three performance goals measured over the period beginning August 1, 2008 and ended December 31, 2010.  The three performance measures and their relative weights were as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core EPS	25%	$2.23	$2.48	$2.73
GAAP Return on Equity	25%	10.3%	12.1%	13.9%

In accordance with the provisions of this award, a payment of $470 was made during the year ended December 31, 2011.

On March 19, 2009, pursuant to authority granted under the AIP, the Compensation Committee made an additional incentive award to the Holding Company's Chief Executive Officer.  The threshold, target and maximum award opportunities were $214, $428 and $643, respectively, and were earned based on performance relative to three performance goals measured over the period beginning January 1, 2009 and ending December 31, 2011.  The award will be paid in full on or before March 31, 2012.  The three performance measures and their relative weights were as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core EPS	25%	$2.36	$2.62	$2.88
GAAP Return on Equity	25%	8.4%	9.85%	11.3%

On March 18, 2010, pursuant to authority granted under the AIP, the Compensation Committee made an additional incentive award to the Holding Company's Chief Executive Officer.  The threshold, target and maximum award opportunities are $214, $428 and $643, respectively, and are earned based on performance relative to three performance goals measured over the period beginning January 1, 2010 and ending December 31, 2012.  The award will be paid in full on or before March 31, 2013.  The three performance measures and their relative weights were as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core EPS	25%	$3.07	$3.41	$3.75
GAAP Return on Equity	25%	9.8%	11.6%	13.3%

On March 17, 2011, pursuant to authority granted under the AIP, the Compensation Committee made an additional incentive award to the Holding Company's Chief Executive Officer.  The threshold, target and maximum award opportunities are $224, $447 and $671, respectively, and are earned based on performance relative to three performance goals measured over the period beginning January 1, 2011 and ending December 31, 2013.  The award will be paid in full on or before March 31, 2014.  The three performance measures and their relative weights were as follows:

Goal	Weight	Threshold	Target	Maximum
Total Shareholder Return Relative to Compensation Peer Group	50%	40th Percentile	50th Percentile	74th Percentile
Cumulative Core EPS	25%	$3.19	$3.54	$3.89
GAAP Return on Equity	25%	9.2%	10.8%	12.4%

At December 31, 2011, based upon actual results for the period January 1, 2009 through December 31, 2011, the Company had a liability totaling $1,105 recorded for expected future payments under the long-term cash incentive payment plan.  This liability reflects the expectation of the most likely payment outcome determined for each individual incentive award (based upon both period-to-date actual and estimated future results for each award period).  During the years ended December 31, 2011, 2010 and 2009, total expense recognized related to cash incentive payment plan awards were $595, $587 and $318, respectively.

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2011 and 2010, the Bank had outstanding commitments to make real estate loans that were accepted by the borrower aggregating approximately $50,033 and $72,941, respectively.  At both December 31, 2011 and 2010, the great majority of these commitments were to originate adjustable-rate real estate loans.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  The primary concentration of credit risks associated with these commitments were geographical (as the majority of committed loans were collateralized by properties located in the New York City metropolitan area) and the proportion of the commitments comprised of multifamily residential and commercial real estate loans.

At December 31, 2011, unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $36,040.  At December 31, 2010, unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $30,020.

At December 31, 2011, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity.  At December 31, 2011, this amount approximated $464,000.

Lease Commitments - At December 31, 2011, aggregate minimum annual rental commitments on operating leases were as follows:

Lease Year Ending December 31,	Amount
2012	$2,681
2013	2,817
2014	2,665
2015	2,627
2016	2,687
Thereafter	20,919
Total	$34,396

Rental expense for the years ended December 31, 2011, 2010 and 2009 totaled $2,952, $3,336, and $2,361, respectively.

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

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Year Ended December 31, 2011
Investment securities available-for-sale	$174,868	$4,559	$170,309	$-	$-
MBS available-for-sale	93,877	-	93,877	-	-
Trading Securities (Registered Mutual Funds)
Domestic Equity	780	780	-	-	-
International Equity	108	108	-	-	-
Fixed Income	886	886	-	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Year Ended December 31, 2010
Investment securities available-for-sale	$85,642	$4,883	$80,759	$-	$-
MBS available-for-sale	144,518	-	144,518	-	-
Trading Securities (Registered Mutual Funds)					-
Domestic Equity	672	672	-	-	-
International Equity	108	108	-	-	-
Fixed Income	710	710	-	-	-

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

The Company's available-for-sale investment securities and MBS at December 31, 2011 were categorized as follows:

Description	Percentage of Total	Valuation Level
Agency notes	63.4%	Two
Pass Through MBS or CMOs issued by Government Sponsored Entities ("GSEs")	33.8	Two
Mutual fund investments	1.7	One
Pass Through MBS or CMOs issued by entities other than GSEs	1.1	Two

The Company's available-for-sale investment securities and MBS at December 31, 2010 were categorized as follows:

Description	Percentage of Total	Valuation Level
Pass Through MBS or CMOs issued by GSEs	60.9%	Two
Agency notes	35.1	Two
Mutual fund investments	2.1	One
Pass Through MBS or CMOs issued by entities other than GSEs	1.9	Two

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both December 31, 2011 and 2010.  Obtaining market values as of December 31, 2011 and 2010 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of December 31, 2011 and 2010.  Obtaining market values as of December 31, 2011 and 2010 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

As of December 31, 2011 and 2010, the Company owned one pass through MBS issued by an entity other than a GSE.  This security had an amortized cost basis of $1,614 at December 31, 2011.  The Company's investment is within the senior tranche of this security, and the contractual interest rate on the security was 5.0% at both December 31, 2011 and 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of December 31, 2011, had a weighted average coupon of 5.24% and a weighted average loan-to-value ratio of 43%.  Approximately 22% of the underlying mortgages are located in California, while the remainder are diversified geographically, and less than 12% of the total underlying mortgage pool was delinquent at December 31, 2011.   The credit ratings on this security ranged from Caa1 to CC at December 31, 2011.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at December 31, 2011 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible independent market sources, and verified that the values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of December 31, 2011 and 2010, the Company owned one CMO issued by an entity other than a GSE.  This security had an amortized cost basis of $1,400 at December 31, 2011.  The Company's investment is within the senior tranche of this security, and its weighted average contractual interest rate was 4.5% at both December 31, 2011 and 2010.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of December 31, 2011, had a weighted average coupon of 5.39% and a weighted average loan-to-value ratio approximating 28%. Approximately 45% of the underlying mortgages are located in California, while the remainder are diversified geographically.  Approximately one percent of the total underlying mortgage pool was delinquent at December 31, 2011.   This security possessed the highest possible credit rating published by at least one established credit rating agency at December 31, 2011.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient  at December 31, 2011 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2011
TRUPS(1)	$285	$-	$-	$285	$752	(1)
Impaired loans	15,377	-	-	15,377	5,807	(2)
(1) Amount represents the fair value of one TRUP that was deemed to have credit-related OTTI at December 31, 2011.  At December 31, 2011, four additional TRUPS with an aggregate fair value of $1,427 were not carried at fair value despite previously meeting the OTTI criteria. Under ASC 320-10-65, these held-to-maturity securities are only carried at fair value in the event that they incur additional credit-related impairment at period end, which did not occur at December 31, 2011.  Losses for the period represent the total OTTI recognized on three TRUPs (credit or non-credit related) during the period.
(2)  Amount represents charge-offs recognized on impaired loans during the year ended December 31, 2011.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
		Fair Value Measurements Using
Description	Total	Level 1	Level 2	Level 3	Losses for the Year Ended December 31, 2010
TRUPS(1)	$650	$-	$-	$650	$2,757	(1)
Impaired loans	44,097	-	-	44,097	13,541	(2)
(1)  Amount represents the fair value of two TRUPS that were deemed to have credit-related OTTI at December 31, 2010.  At December 31, 2010, three additional TRUPS with an aggregate fair value of $655 were not carried at fair value despite meeting the OTTI criteria. Under ASC 320-10-65, these held-to-maturity securities are only carried at fair value in the event that they incur additional credit-related impairment at period end, which did not occur at December 31, 2010.  Losses for the period represent the total OTTI recognized on six TRUPS (credit or non-credit related) during the period.
(2) Amount represents charge-offs recognized on impaired loans during the year ended December 31, 2010.

TRUPS Held to Maturity - At December 31, 2011 and December 31, 2010, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of December 31, 2011.  As a result, at both December 31, 2011 and December 31, 2010, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting; 2) An internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting; and 3) a minimum of two of three available independent cash flow model valuations were averaged and given a 45% weighting.

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

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

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, the Company utilizes a minimum of two of three additional cash flow model valuations in order to estimate the fair value of TRUPS.  Two of the three independent cash flow model valuations utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the TRUPS market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at December 31, 2011 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value, or, more commonly, either a current independent appraisal or a drive-by inspection combined with a comparison of the collateral with similar properties in the area by either a licensed appraiser or real estate broker.  An appraisal is generally ordered for all impaired multifamily residential, mixed use or commercial real estate loans for which the most recent appraisal is more than one year old.  The Bank never adjusts independent appraisal data upward.  Occasionally, management will adjust independent appraisal data downward based upon its own lending expertise and/or experience with the subject property, utilizing such factors as potential note sale values, or a more refined estimate of costs to repair and time to lease the property.  Adjustments for potential disposal costs are also considered when determining the final appraised value.  In instances in which foreclosure and sale of the collateral property are deemed to provide the likely ultimate realizable value, an aggregate discount of 10% is often applied against the realizable value, which relates to both the recognition that the asset is being disposed in a distressed manner, and estimated disposal costs.  Of the 52 impaired loans at December 31, 2011, management utilized a likely negotiated note sale value as the valuation for two of the loans and reduced the independent appraisal value in determining the fair value of nine of the loans.

Methods and assumptions used to estimate fair values for financial assets and liabilities that are not valued utilizing formal marketplace quotations (other than those previously discussed) are summarized as follows:

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

Loans, Net - The fair value of loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms.  This methodology is applied to all loans, inclusive of non-accrual loans, as well as impaired loans for which a write-down to the current fair market value of the underlying collateral is not determined to be warranted (generally loans that are sufficiently collateralized).  In addition, the valuation of loans reflects the consideration of sale pricing for loan types that have traditionally been subject to marketplace sales (over 80% of the outstanding loan portfolio).  Due to significant market dislocation, secondary market prices were given little weighting in deriving loan valuation at December 31, 2011 and 2010.

Deposits - The fair value of savings, money market, and checking accounts is assumed to be their carrying amount. The fair value of CDs is based upon the present value of contractual cash flows using current interest rates for instruments of the same remaining maturity.

Escrow and Other Deposits - The estimated fair value of escrow and other deposits is assumed to be their carrying amount payable.

REPOs and FHLBNY Advances – REPOs are accounted for as financing transactions.  Their fair value is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if, as of the valuation date, the borrowing is expected to be called.  The carrying amount of accrued interest payable on REPOs and FHLBNY Advances is its fair value.

Trust Preferred Securities Payable - The fair value of trust preferred securities payable was measured by an independent market quotation obtained from a market maker in the underlying security.

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

Based upon the aforementioned valuation methodologies, the estimated carrying amount and estimated fair values of all of the Company's financial instruments were as follows:

At December 31, 2011	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$43,309	$43,309
Investment securities held to maturity (TRUPS)	6,511	4,924
Investment securities available-for-sale	174,868	174,868
MBS available-for-sale	93,877	93,877
Loans, net	3,440,611	3,578,599
Loans held for sale	3,022	3,022
MSR	1,604	2,139
Federal funds sold and other short-term investments	951	951
FHLBNY capital stock	49,489	N/A
Liabilities:
Savings, money market and checking accounts	1,366,150	1,366,150
CDs	977,551	996,022
Escrow and other deposits	71,812	71,812
REPOS	195,000	223,728
FHLBNY Advances	939,775	991,117
Trust Preferred securities payable	70,680	67,146
Commitments to extend credit	917	917

At December 31, 2010	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$86,193	$86,193
Investment securities held to maturity (TRUPS)	6,641	4,408
Investment securities available-for-sale	85,642	85,642
MBS available-for-sale	144,518	144,518
Loans, net	3,451,018	3,598,027
Loans held for sale	3,308	3,309
MSR	2,271	2,840
Federal funds sold and other short-term investments	4,536	4,536
FHLBNY capital stock	51,718	N/A
Liabilities:
Savings, money market and checking accounts	1,290,929	1,290,929
CDs	1,059,652	1,074,114
Escrow and other deposits	68,542	68,542
REPOs	195,000	217,735
FHLBNY Advances	990,525	1,032,555
Trust Preferred securities payable	70,680	63,612
Commitments to extend credit	631	631

18.   TREASURY STOCK

The Holding Company did not purchase any shares of its common stock into treasury during the years ended December 31, 2011 and 2010.

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

At December 31, 2010, the Bank's primary regulator was the Office of Thrift Supervision ("OTS"), and the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.  Effective July 21, 2011, the Bank's primary regulator transitioned from the OTS to the Office of the Comptroller of the Currency ("OCC').  The regulatory transition did not result in a material change in regulatory capital requirements for the Bank.  Prior to July 21, 2011, the Holding Company was additionally regulated by the OTS, which imposed no formal capital requirements on the Holding Company.  As of July 21, 2011, the Holding Company's primary regulator transitioned to the Federal Reserve Board, which, as of December 31, 2011, had not issued formal minimum capital requirements on the Holding Company.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  The OTS required, and the OCC currently requires, that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 3.0%, and total risk-based capital (as defined in the regulations) of 8%.  In addition, insured institutions in the strongest financial and managerial condition, with a rating of one (the highest rating of the OCC under the Uniform Financial Institutions Rating System) are required to maintain a Leverage Capital Ratio  (the "Leverage Capital Ratio") of not less than 3.0% of total assets.  For all other banks, the minimum Leverage Capital Ratio requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the institution. As of December 31, 2011, the Bank satisfied all capital adequacy requirements to which it was subject.

As of December 31, 2011 and 2010, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Bank was required to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$359,838	9.11%	$118,561	3.0%	$197,602	5.00%
Leverage capital	359,838	9.11	158,082	4.0%	197,602	5.00
Total risk-based capital (to risk weighted assets)	368,317	12.24	240,760	8.0%	300,950	10.00
Tier I risk-based capital (to risk weighted assets)	347,822	11.56	120,380	4.0%	180,570	6.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$326,555	8.23%	$59,559	1.5%	$198,530	5.00%
Leverage capital	326,555	8.23	158,824	4.0%	198,530	5.00
Total risk-based capital (to risk weighted assets)	333,788	11.95	223,507	8.0%	279,384	10.00
Tier I risk-based capital (to risk weighted assets)	314,214	11.25	111,753	4.0%	167,630	6.00

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2011			At December 31, 2010
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
Stockholders' equity	$405,403	$405,403	$405,403	$375,533	$375,533	$375,533
Non-allowable assets:
MSR	(162)	(162)	(162)	(228)	(228)	(228)
Accumulated other comprehensive loss	10,235	10,235	10,235	6,888	6,888	6,888
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	359,838	359,838	359,838	326,555	326,555	326,555
Adjustment for First Loss Position on loans sold with recourse	-	-	(12,016)	-	-	(12,341)
General regulatory valuation allowance	-	-	20,495	-	-	19,574
Total (Tier 2) risk based capital	359,838	359,838	368,317	326,555	326,555	333,788
Minimum capital requirement	118,561	158,082	240,760	59,559	158,824	223,507
Regulatory capital excess	$241,277	$201,756	$127,557	$266,996	$167,731	$110,281

20.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2011 and 2010:

	For the three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net interest income	$35,043	$36,160	$34,172	$34,127
Provision for loan losses	1,426	1,662	2,217	1,541
Net interest income after provision for loan losses	33,617	34,498	31,955	32,586
Non-interest income	1,910	1,734	2,149	2,136
Non-interest expense	16,860	15,083	14,964	14,781
Income before income taxes	18,667	21,149	19,140	19,941
Income tax expense	7,587	8,811	7,976	7,214
Net income	$11,080	$12,338	$11,164	$12,727
Earnings per share (1):
Basic	$0.33	$0.37	$0.33	$0.38
Diluted	$0.33	$0.36	$0.33	$0.38
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

21.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2011 and 2010, and the related statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., and its unconsolidated subsidiary, Dime Community Capital Trust I, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,	At December 31,
	2011	2010
ASSETS:
Cash and due from banks	$10,454	$8,398
Investment securities available-for-sale	4,559	4,490
Trading securities	1,774	1,490
MBS available-for-sale	788	857
ESOP loan to subsidiary	3,721	3,863
Investment in subsidiaries	406,045	376,175
Other assets	5,530	5,235
Total assets	$432,871	$400,508

LIABILITIES AND STOCKHOLDERS' EQUITY:
Trust Preferred securities payable	$70,680	$70,680
Other liabilities	1,157	1,094
Stockholders' equity	361,034	328,734
Total liabilities and stockholders' equity	$432,871	$400,508

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Net interest loss	$(4,831)	$(5,651)	$(7,337)
Dividends received from Bank	20,000	24,000	45,500
Non-interest (loss) income	453	1,388	(2,078)
Non-interest expense	(516)	(411)	(454)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	15,106	19,326	35,631
Income tax credit	2,277	1,826	4,241
Income before equity in undistributed earnings of direct subsidiaries	17,383	21,152	39,872
Equity in (overdistributed) undistributed earnings of subsidiaries	29,926	20,237	(13,683)
Net income	$47,309	$41,389	$26,189

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from Operating Activities:
Net income	$47,309	$41,389	$26,189
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed earnings of direct subsidiaries	(29,926)	(20,237)	13,683
Credit component of OTTI	-	-	3,063
Net gain on the re-acquisition of trust preferred securities payable	-	-	(505)
Net gain on the sale of investment securities available for sale	(22)	(609)	-
Net gain on the transfer of securities into trading	-	(242)	-
Net loss (gain) on trading securities	34	(75)	-
Net (amortization) and accretion	-	(66)	(112)
(Increase) Decrease in other assets	(296)	694	(353)
Increase (Decrease) in other liabilities	71	(268)	(2,291)
Net cash provided by operating activities	17,170	20,586	39,674

Cash flows from Investing Activities:
Proceeds from sale of investment securities available-for-sale	226	2,527	-
Purchases of investment securities available-for-sale	(291)	(1,433)	-
Reimbursement from subsidiary for purchases of investment securities available-for-sale	275	-	-
Net purchases of trading securities	(318)	(24)	-
Principal collected on MBS available-for-sale	70	85	139
Principal repayments on ESOP loan	142	132	330
Net cash provided by investing activities	104	1,287	469

Cash flows from Financing Activities:
Common stock issued for exercise of stock options	3,669	1,012	44
Cash dividends paid to stockholders	(18,887)	(18,628)	(18,485)
Proceeds disbursed for the repayment of subordinated note	-	(25,000)	-
Proceeds disbursed for the re-acquisition of trust preferred securities payable	-	-	(980)
Net cash used in financing activities	(15,218)	(42,616)	(19,421)

Net increase (decrease) in cash and due from banks	2,056	(20,743)	20,722
Cash and due from banks, beginning of period	8,398	29,141	8,419
Cash and due from banks, end of period	$10,454	$8,398	$29,141

*   *   *   *   *

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (15)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (3)
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
   Series B Capital Securities of Dime Community Capital Trust I (8)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (17)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (17)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (17)
10.4	Employment Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (17)
10.5	Employment Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (17)
10.6	Employment Agreement between Dime Community Bancshares, Inc. and Kenneth J. Mahon (17)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (5)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (16)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (12)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (12)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (6)
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
   July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (7)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (18)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (11)
10.22	Waiver executed by Vincent F. Palagiano (10)
10.23	Waiver executed by Michael P. Devine (10)
10.24	Waiver executed by Kenneth J. Mahon (10)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (9)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (9)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (12)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (12)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (Amended and Restated Effective January 1, 2010) (14)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (12)
12.1	Computation of ratio of earnings to fixed charges

31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
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