Form 10-Q
period 2012-03-31
DIME COMMUNITY BANCSHARES INC
filed 2012-05-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      March 31, 2012
OR

❒   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES            ☒           NO  ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES            ☒            NO ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ❒	ACCELERATED FILER ☒	NON -ACCELERATED FILER ❒	SMALLER REPORTING COMPANY ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           ❒                       NO           ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 7, 2012
$.01 Par Value	35,322,121

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Months Ended March 31, 2012 and 2011	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2012 and 2011	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	6
	Notes to Consolidated Financial Statements	7-29
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43-45
Item 4.	Controls and Procedures	45
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 5.	Other Information	46
Item 6.	Exhibits	46-47
	Signatures	48

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	March 31, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$124,749	$43,309
Federal funds sold and other short-term investments	-	951
Total cash and cash equivalents	124,749	44,260
Investment securities held-to-maturity (estimated fair value of $5,662 and $4,924 at March 31, 2012 and December 31, 2011, respectively) (Fully unencumbered)	6,225	6,511
Investment securities available-for-sale, at fair value:
Encumbered	88,805	124,282
Unencumbered	35,945	50,586
	124,750	174,868
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	78,442	90,164
Unencumbered	27,872	3,713
	106,314	93,877
Trading securities	1,886	1,774
Loans:
Real estate, net	3,417,672	3,458,416
Other loans	2,063	2,449
Less allowance for loan losses	(19,468)	(20,254)
Total loans, net	3,400,267	3,440,611
Loans held for sale	1,445	3,022
Premises and fixed assets, net	32,485	32,646
Federal Home Loan Bank of New York ("FHLBNY") capital stock	47,014	49,489
Goodwill	55,638	55,638
Other assets	118,085	118,484
Total Assets	$4,018,858	$4,021,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,238,967	$2,202,622
Non-interest bearing deposits	148,162	141,079
Total deposits	2,387,129	2,343,701
Escrow and other deposits	109,974	71,812
Securities sold under agreements to repurchase ("REPOS")	155,000	195,000
FHLBNY advances	884,775	939,775
Trust Preferred securities payable	70,680	70,680
Other liabilities	42,931	39,178
Total Liabilities	$3,650,489	$3,660,146
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2012 and December 31, 2011)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,627,345 shares and 51,566,098 shares issued at March 31, 2012 and December 31, 2011, respectively, and 35,170,103 shares and 35,109,045 shares outstanding at March 31, 2012 and December 31, 2011, respectively)	516	516
Additional paid-in capital	232,506	231,521
Retained earnings	363,559	358,079
Accumulated other comprehensive loss, net of deferred taxes	(9,335)	(9,709)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,181)	(3,239)
Unearned Restricted Stock Award common stock	(2,599)	(3,037)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,655)	(8,655)
Treasury stock, at cost (16,457,242 shares and 16,457,053 shares at March 31, 2012 and December 31, 2011, respectively)	(204,442)	(204,442)
Total Stockholders' Equity	$368,369	$361,034
Total Liabilities And Stockholders' Equity	$4,018,858	$4,021,180
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans secured by real estate	$50,513	$50,629
Other loans	20	26
Mortgage-backed securities	947	1,452
Investment securities	315	316
Federal funds sold and other short-term investments	674	772
Total interest income	52,469	53,195
Interest expense:
Deposits and escrow	5,726	6,785
Borrowed funds	13,349	11,367
Total interest expense	19,075	18,152
Net interest income	33,394	35,043
Provision for loan losses	1,457	1,426
Net interest income after provision for loan losses	31,937	33,617
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(187)	(63)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	6	-
Net OTTI recognized in earnings	(181)	(63)
Service charges and other fees	795	763
Net mortgage banking income	121	93
Net gain on sales of securities and other assets	106	46
Income from bank owned life insurance	421	467
Other	528	604
Total non-interest income	1,790	1,910
Non-interest expense:
Salaries and employee benefits	8,984	8,735
Stock benefit plan amortization expense	951	992
Occupancy and equipment	2,471	2,689
Federal deposit insurance premiums	599	1,224
Data processing costs	731	692
Provision for losses on other real estate owned ("OREO")	-	-
Other	2,672	2,528
Total non-interest expense	16,408	16,860
Income before income taxes	17,319	18,667
Income tax expense	7,072	7,587
Net income	$10,247	$11,080
Earnings per Share:
Basic	$0.30	$0.33
Diluted	$0.30	$0.33

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$10,247	$11,080
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $21 and $12 during the three months ended March 31, 2012 and 2011, respectively	25	14
Reduction in non-credit component of OTTI charge, net of taxes of $5 and $276 during the three months ended March 31, 2012 and 2011, respectively	5	336
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(3) during the three months ended March 31, 2012	(3)	-
Net unrealized securities gains arising during the period, net of (tax benefits) taxes of $27 and $(267) during the three months ended March 31, 2012 and 2011, respectively	35	(324)
Defined benefit plan adjustments, net of taxes of $256 and $23 during the three months ended March 31, 2012 and 2011, respectively	312	27
Comprehensive Income	$10,621	$11,133
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Common Stock (Par Value $0.01):
Balance at beginning of period	$516	$512
Shares issued in exercise of options	-	1
Balance at end of period	516	513
Additional Paid-in Capital:
Balance at beginning of period	231,521	225,585
Stock options exercised	592	903
Forfeited restricted stock award shares returned to treasury stock	-	-
Tax benefit of stock plans	91	111
BMP award distribution	-	-
BMP reclassification	-	-
Amortization of excess fair value over cost – ESOP stock and stock options expense	302	462
Balance at end of period	232,506	227,061
Retained Earnings:
Balance at beginning of period	358,079	329,668
Net income for the period	10,247	11,080
Cash dividends declared and paid	(4,767)	(4,688)
BMP reclassification	-	-
Balance at end of period	363,559	336,060
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(9,709)	(6,352)
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax	25	14
Reduction in non-credit component of OTTI charge, net of tax	5	336
Non-credit component of OTTI charge recognized during the period, net of tax	(3)	-
Decrease (Increase) in unrealized loss on available-for-sale securities during the period	35	(324)
Adjustments related to defined benefit plans, net of tax	312	27
Balance at end of period	(9,335)	(6,299)
ESOP:
Balance at beginning of period	(3,239)	(3,470)
Amortization of earned portion of ESOP stock	58	58
Balance at end of period	(3,181)	(3,412)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,037)	(2,684)
Amortization of earned portion of restricted stock awards	438	308
Forfeited restricted stock award shares returned to treasury stock	-	-
Balance at end of period	(2,599)	(2,376)
Treasury Stock, at cost:
Balance at beginning of period	(204,442)	(206,546)
Forfeited restricted stock award shares returned to treasury stock	-	-
Balance at end of period	(204,442)	(206,546)
Common Stock Held by BMP:
Balance at beginning of period	(8,655)	(7,979)
BMP award distribution	-	-
Balance at end of period	(8,655)	(7,979)

Total Stockholders' Equity	$368,369	$337,022

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)
	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,247	$11,080
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sale of loans originated for sale	(2)	66
Net gain on sale of investment securities available-for-sale	-	-
Net gain recognized on the transfer of securities from available-for-sale into trading	-	-
Net gain on trading securities	(106)	(46)
Net depreciation and amortization	677	881
ESOP compensation expense	275	293
Stock plan compensation (excluding ESOP)	523	535
Provision for loan losses	1,457	1,426
Provision for losses on OREO	-	-
Provision to increase the liability for loans sold with recourse	-	-
Recovery of write down of mortgage servicing asset	-	-
OTTI charge for investment securities recognized in earnings	181	63
Increase in cash surrender value of Bank Owned Life Insurance	(421)	(467)
Deferred income tax credit	(93)	(159)
Excess tax benefit of stock plans	(91)	(111)
Changes in assets and liabilities:
Origination of loans held for sale	(1,137)	(2,037)
Proceeds from sale of loans held for sale	3,716	4,318
Decrease in other assets	697	1,856
Increase in other liabilities	4,322	1,751
Net cash provided by operating activities	20,245	19,449
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments of investment securities held-to-maturity	176	32
Proceeds from maturities of investment securities available-for-sale	-	-
Proceeds from calls and principal repayments of investment securities available-for-sale	90,320	20,000
Proceeds from sales of investment securities available-for-sale	-	-
Purchases of investment securities available-for-sale	(39,758)	(67,911)
Purchases of mortgage backed securities available-for-sale	(23,186)	-
Purchases of trading securities	(6)	(5)
Principal collected on mortgage backed securities available-for-sale	10,335	15,080
Purchases of loans	(2,178)	-
Proceeds from the sale of portfolio loans	12,664	-
Net decrease in loans	27,401	11,708
Proceeds from the sale of OREO	-	-
Purchases of fixed assets, net	(505)	(1,630)
Purchase of FHLBNY capital stock	2,475	-
Net cash provided by (used in) investing activities	77,738	(22,726)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	43,428	52,104
Net increase in escrow and other deposits	38,162	40,323
Decrease in securities sold under agreements to repurchase	(40,000)	-
Repayment of FHLBNY advances	(55,000)	-
Cash dividends paid	(4,767)	(4,688)
Exercise of stock options	592	904
Excess tax benefit of stock plans	91	111
Net cash (used in) provided by financing activities	(17,494)	88,754
INCREASE IN CASH AND DUE FROM BANKS	80,489	85,457
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	44,260	90,729
CASH AND DUE FROM BANKS, END OF PERIOD	$124,749	$176,206
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8,200	$6,103
Cash paid for interest	18,696	18,279
Loans transferred to held for sale	1,000	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	46	26
Net decrease in non-credit component of OTTI	(3)	(612)
Adjustments to other comprehensive income from defined benefit plans, net of tax	312	27
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands Except Per Share Amounts)

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2012 and December 31, 2011, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011, and the changes in stockholders' equity and cash flows for the three months ended March 31, 2012 and 2011.  The results of operations for the three-months ended March 31, 2012 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2012.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the SEC.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ("ASU 2011-08").  Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing additional impairment testing is unnecessary. However, if an entity concludes otherwise, then it is required to calculate the fair value of the reporting unit and compare the fair value with the carrying amount of the reporting unit, as described in the accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. While early adoption was permitted, the Company did not elect to early adopt ASU 2011-08.  Adoption of ASU 2011-08 did not have a material impact upon the Company's consolidated financial condition or results of operations.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ("ASU 2011-05")   ASU 2011-05 permits an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the presentation of the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or the timing in which an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Since the

Company's presentation of periodic comprehensive income already complied with the provisions of ASU 2011-05, adoption of ASU 2011-05 did not materially impact the Company's consolidated financial condition or results of operations or related disclosures.

4.   TREASURY STOCK

The Company did not repurchase any of its common stock into treasury during the three months ended March 31, 2012 or 2011.

5.   ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing.  The Company performed an impairment test as of December 31, 2011 and concluded that no impairment of goodwill existed.  No events or circumstances have occurred subsequent to December 31, 2011 that would, in management's opinion, reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with FASB Accounting Standards Codification ("ASC") reference number 350.

6.   EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury stock and unallocated ESOP shares are excluded.  Vested restricted stock award shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.   Unvested restricted stock award shares are recognized as a special class of securities under ASC reference number 260.

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net Income per the Condensed Consolidated Statements of Operations	$10,247	$11,080
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	34,045,353	33,467,483

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options	107,112	283,269
Anti-dilutive effect of tax benefits associated with "in-the-money" outstanding stock options	(10,890)	(25,026)
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	34,141,575	33,725,726

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 1,282,607 and 1,166,048 weighted-average stock options outstanding for the three-month periods ended March 31, 2012 and 2011, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-months ended March 31, 2012 and 2011, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2011, and which are subject to the accounting requirements of ASC reference numbers 505-50 and 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended March 31,
	2012	2011
Options outstanding – beginning of period	2,893,760	3,213,007
Options granted	-	-
Weighted average exercise price of grants	-	-
Options exercised	61,247	116,319
Weighted average exercise price of exercised options	$9.67	$11.20
Options forfeited	-	4,561
Weighted average exercise price of forfeited options	-	$16.73
Options outstanding – end of period	2,832,513	3,092,127
Weighted average exercise price of outstanding options at the end of period	$15.25	$14.75
Remaining options available for grant	412,588	553,738
Exercisable options at end of period	2,620,909	2,671,554
Weighted average exercise price of exercisable options at the end of period	$15.43	$15.08
Cash received for option exercise cost	-	-
Income tax benefit recognized	91	-
Compensation expense recognized	85	227
Remaining unrecognized compensation expense	459	403
Weighted average remaining years for which compensation expense is to be recognized	2.6	2.0

The range of exercise prices and weighted-average remaining contractual lives of options outstanding, vested and unvested, under the Stock Plans were as follows:

	Outstanding Options		Vested Options
Exercise Prices	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
$8.34	105,537	7.1	48,307	7.1
$12.75	87,541	8.1	46,345	8.1
$13.16	493,453	0.8	493,453	0.8
$13.74	863,375	5.1	863,375	5.1
$14.92	34,425	5.9	25,818	5.9
$15.10	318,492	3.2	318,492	3.2
$15.46	91,583	9.1	-	9.1
$16.45	76,320	2.8	76,320	2.8
$16.73	51,943	6.3	38,955	6.3
$18.18	80,000	6.2	80,000	6.2
$19.90	629,844	1.8	629,844	1.8
Total	2,832,513	3.7	2,620,909	3.4

There were no grants of stock options during the three months ended March 31, 2012 or 2011, respectively.

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended March 31,
	2012	2011
Unvested allocated shares – beginning of period	324,454	309,783
Shares granted	-	-
Shares vested	-	2,000
Shares forfeited	-	-
Unvested allocated shares – end of period	324,454	307,783
Unallocated shares - end of period	-	-
Compensation recorded to expense	$439	$308
Income tax benefit recognized	-	-

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed use commercial (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate and construction and land acquisition loans, as well as one-to four family residential and cooperative apartment loans in excess of the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area (the "FNMA Limits").  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

All loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both March 31, 2012 and December 31, 2011.

The Bank had no loans classified as Doubtful at March 31, 2012 or December 31, 2011.

The following is a summary of the credit risk profile of  real estate loans (including deferred costs) by internally assigned grade as of the date indicated:

	Balance at March 31, 2012
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$71,601	$2,569,536	$321,766	$351,737	$-	$3,314,640
Special Mention	1,357	10,261	10,789	8,379	-	30,786
Substandard	1,846	4,713	2,394	43,100	592	52,645
Total real estate loans individually assigned a credit grade	$74,804	$2,584,510	$334,949	$403,216	$592	$3,398,071
Real estate loans not individually assigned a credit grade (1)	$19,601	-	-	-	-	$19,601
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances equal to or less than the FNMA Limits.  The credit quality of these loans was instead evaluated based upon payment activity.

	Balance at December 31, 2011
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$66,949	$2,587,573	$320,556	$364,462	$-	$3,339,540
Special Mention	1,133	7,101	10,562	9,244	2,576	30,616
Substandard	2,635	8,245	7,152	39,610	623	58,265
Total real estate loans individually assigned a credit grade	$70,717	$2,602,919	$338,270	$413,316	$3,199	$3,428,421
Real estate loans not individually assigned a a credit grade (1)	$29,995	-	-	-	-	$29,995
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at March 31, 2012	Balance at December 31, 2011
Pass	$2,060	$2,445
Substandard (non-accrual)	3	4
Total	$2,063	$2,449

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At March 31, 2012
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$201	$-	-	$1,206	$1,407	$92,998	$94,405
Multifamily residential and residential mixed use	1,742	-	$501	4,253	6,496	2,578,014	2,584,510
Mixed use commercial real estate	3,681	-	-	840	4,521	330,428	334,949
Commercial real estate	100	-	5,317	8,506	13,923	389,293	403,216
Construction	-	-	-	-	-	592	592
Total real estate	$5,724	-	$5,818	$14,805	$26,347	3,391,325	$3,417,672
Consumer	$2	$1	-	$3	$6	$2,057	$2,063
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2012.

At December 31, 2011
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$1,221	$-	-	$2,205	$3,426	$97,286	$100,712
Multifamily residential and residential mixed use	2,589	-	$946	7,069	10,604	2,592,315	2,602,919
Mixed use commercial real estate	4,976	-	-	5,591	10,567	327,703	338,270
Commercial real estate	478	-	2,874	11,083	14,435	398,881	413,316
Construction	-	-	-	-	-	3,199	3,199
Total real estate	$9,264	-	$3,820	$25,948	$39,032	$3,419,384	$3,458,416
Consumer	$12	$5	-	$4	$21	$2,428	$2,449
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2011.

Accruing Loans 90 Days or More Past Due:

At March 31, 2012, the Bank owned four real estate loans totaling $5,818 that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  In April 2012, the Company formally extended the maturity on one of these loans with an outstanding balance of $2,872.  The loan-to-value ratio on the remaining loans totaling $2,944 was estimated to be below 60% as of March 31, 2012, and management expects that each of these loans will either be satisfied or formally re-financed in the future.  As a result, these loans remained on accrual status at March 31, 2012 and were deemed performing assets.  At December 31, 2011, the Bank owned five real estate loans totaling $3,820 that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  These loans remained on accrual status at December 31, 2011 and were deemed performing assets.  With the exception of one loan with an outstanding balance of $2,872, the remaining four loans were either fully re-financed or satisfied during the three months ended March 31, 2012, or are expected to execute a re-financing agreement during the three months ending June 30, 2012.

Troubled Debt Restructured Loans ("TDRs").

At March 31, 2012, the Bank had twenty-three loans totaling $52,060 with terms that were modified in a manner that met the criteria for a TDR.  Thirteen of these TDRs totaling $47,839 were commercial real estate loans, two loans totaling $1,140 were mixed-use commercial real estate loans, six loans totaling $2,457 were multifamily residential and residential mixed-use real estate loans and the remaining two loans totaling $623 were mixed use loans with four units or less.  At December 31, 2011, the Bank had twenty-two loans totaling $48,753 with terms that were modified in a manner that met the criteria for a TDR.  Twelve of these TDRs totaling $44,458 were commercial real estate loans, three loans totaling $1,657 were mixed-use commercial real estate loans, five loans totaling $2,013 were multifamily residential and residential mixed-use real estate loans and the remaining two loans totaling $625 were mixed use loans with four units or less.  (See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality – TDRs" for a discussion of the criteria assessed in determining whether a loan modification has resulted a TDR).

The following table summarizes outstanding TDRs as of the dates indicated:

	As of March 31, 2012		As of December 31, 2011
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	23	$52,060	22	$48,753
TDRs that re-defaulted subsequent to being modified (at period end):	2	6,310	4	7,853
TDRs on accrual status at period end	20	44,194	17	40,688
TDRs on non-accrual status at period end	3	7,866	5	8,065

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not had any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both March 31, 2012 and December 31, 2011.  The following table summarizes activity related to TDRs for the period indicated:

For the Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	1	$459	$459
Commercial real estate	2	4,430	4,430
Concessions granted:
Temporary deferral of principal payments	1	1,556	1,556
Temporary deferral of interest payments	1	1,556	1,556
Reduction in interest rate for the remainder of the term of the loan	1	1,556	1,556
Extension of maturity	2	3,334	3,334
TOTAL	3	$4,889	$4,889

For the Three Months Ended March 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	1	$364	$364
Concessions granted:
Temporary deferral of principal payments	-	-	-
Temporary deferral of interest payments	-	-	-
Reduction in interest rate for the remainder of the term of the loan	1	364	364
Extension of maturity	-	-	-
TOTAL	1	$364	$364

The Bank's allowance for loan losses at March 31, 2012 reflected $603 of allocated reserve associated with modifications identified as TDRs.  The Bank's allowance for loan losses at December 31, 2011 reflected $1,851 of allocated reserve associated with modifications identified as TDRs as of December 31, 2011.  The reduction in the aggregate balance of allocated reserve associated with TDRs from December 31, 2011 to March 31, 2012 reflected both the removal $1,013 of such reserve on nine TDRs, as the improvement in the underlying conditions of these loans resulted in the determination that the allocated reserve was no longer warranted, as well as $154 of reserves that were charged-off upon the disposal of two TDRs during the three months ended March 31, 2012.  Otherwise, there was no impact on the Bank's allowance for loan losses related to TDRs as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.   The following table presents, as of March 31, 2012, TDRs by collateral type for which there was a payment default within twelve months following their respective modification date:

	At or for the Three Months Ended March 31, 2012
TDRs that Subsequently Defaulted Within 12 Months of Modification:	No. of Loans	Recorded Investment
Commercial real estate	2	$6,310
Total real estate (including loans held for sale)	2	$6,310

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  There were no principal charge-offs recognized against the allowance for loan losses on loans described in the above table during the three months ended March 31, 2012.  Aggregate principal charge-offs of $413 were recognized against the allowance for loan losses on the loans described in the above table during the three months ended March 31, 2011.

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

Generally, the Bank considers non-accrual and TDR multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans in excess of the FNMA Limits to be impaired. Non-accrual one-to four-family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan’s existing rate.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of collateral is considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, an allocated reserve within the allowance for loan losses can be recognized in limited instances.

At March 31, 2012, the Bank had forty-one loans totaling $61,186 deemed impaired, compared to fifty loans totaling $70,384 as of December 31, 2011.  The Bank disposed of twelve impaired loans with a recorded balance totaling $12,194 during the three months ended March 31, 2012, and received full repayment on two additional impaired loans totaling $548.  Additionally during the three months ended March 31, 2012, one impaired loan with a recorded balance of $1,129 remained current on all contractual amounts owed for a time period deemed sufficient to warrant its removal from impaired status, two impaired loans totaling $1,000 were transferred to held for sale, principal charge-offs totaling $1,034 were recognized on six impaired loans, and one impaired loan with a recoded balance of $210 executed a re-finance agreement which warranted its removal from impaired status.  Partially offsetting these declines were nine loans totaling $6,958 that were added to impaired status during the three months ended March 31, 2012.  The Bank disposed of six impaired loans with a recorded balance totaling $5,100, and recognized write-downs of principal totaling $886 on impaired loans during the three months ended March 31, 2011.

At March 31, 2012, an aggregate balance of $603 was allocated within the allowance for loan losses for probable losses on impaired loans.  At December 31, 2011, an aggregate balance of $2,175 was allocated within the allowance for loan losses for probable losses on impaired loans.

At March 31, 2012 and December 31, 2011, loans totaling $47,139 and $44,508, respectively, while on accrual status, were deemed impaired.  These loans were comprised of one of the following as of the respective dates: I) accruing TDRs; 2) loans past due

90 days or more but still accruing; or 3) loans with sufficient weakness to warrant impaired designation but possessing payment history and collateralization sufficient to maintain accrual status.

Net interest income recognized on impaired loans totaled $846 and $454 during the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012 and December 31, 2011, approximately $757 and $75, respectively, of one- to four-family residential and cooperative apartment loans with a balance equal to or less than the FNMA Limits, and consumer loans were on non-accrual status, but were not included in the category of impaired loans, as these loans are considered homogeneous loan pools not individually analyzed for impairment.

Delinquent Serviced Loans Subject to the First Loss Position

As of March 31, 2012 and December 31, 2011, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with these loans (the "First Loss Position").

Under the terms of its seller/servicer agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the sold loans until the earlier of the following events: (1) the loans have been fully satisfied or enter OREO status; or (2) the First Loss Position is fully exhausted.

At March 31, 2012, within the pool of multifamily loans sold to FNMA, no loans were delinquent between 30 and 89 days, and one $1,338 loan was 90 days or more delinquent.  At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1,342 loan was delinquent between 30 and 89 days, and one $757 loan was 90 days or more delinquent.

9.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION ON MULTIFAMILY LOANS SOLD TO FNMA

The allowance for loan losses may consist of specific and general components.  The Bank’s periodic evaluation of its allowance for loan losses (specific or general) has traditionally been comprised of three primary components: (1) impaired loans;  (2) special mention loans; and (3) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): 1) real estate loans; and 2) consumer loans.  Within the segments, the Bank analyzes the allowance based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company’s loan portfolio, and were thus evaluated in aggregate as of both March 31, 2012 and December 31, 2011.

Impaired Loan Component

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all cooperative unit and one- to four-family residential loans in excess of the FNMA Limits are individually evaluated for impairment.  Impairment is measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan's existing rate.  For impaired loans on non-accrual status, either of the initial two measurements is utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, impairment measured from a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both March 31, 2012 and December 31, 2011.

At March 31, 2012, there was $603 of allocated reserve within the allowance for loan losses associated with impaired loans.  At December 31, 2011, there was $2,175 of allocated reserve within the allowance for loan losses associated with impaired loans.  Charge-offs recognized on impaired loans totaled $1,970 and $1,126 during the three months ended March 31, 2012 and 2011, respectively.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Special Mention Component

At both March 31, 2012 and December 31, 2011, the reserve allocated within the allowance for loan losses associated with loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses.  At December 31, 2011, the loss percentage approximated 4.2%, and represented a loss history analysis on its pool of Special Mention loans during the measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of Special Mention loans at March 31, 2012.  Based upon this methodology, increases or decreases in the amount of Special Mention loans will impact the estimated portion of the allowance for loan losses associated with such loans.  As a result, the allowance for loan losses associated with Special Mention loans is subject to volatility.  Should management elect to change its 12-month loss measurement timeframe, the magnitude of charge-offs recognized within the 12 months prior to the assessment date would also impact the level of reserves determined on Special Mention loans, subjecting it to greater volatility.

The portion of the allowance for loan losses attributable to Special Mention loans (excluding impaired loans internally designated as Special Mention) increased from $800 at December 31, 2011 to $835 at March 31, 2012, due to an increase of $852 in such Special Mention loans from December 31, 2011 to March 31, 2012.

Pass Graded Loans

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with performing real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and cooperative unit; 2) multifamily residential and residential mixed use; 3) mixed use commercial real estate, 4) commercial real estate; and 5) construction and land acquisition.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for performing loans:

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

(ii) Economic conditions - At both March 31, 2012 and December 31, 2011, the Bank assigned a loss allocation to its entire performing mortgage loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are then incorporated into the methodology.  The Bank modified only certain less critical underwriting practices during the years ended March 31, 2012 and December 31, 2011, and this component thus did not impact the methodology at either March 31, 2012 or December 31, 2011.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) Loan Seasoning – The Bank analyzes its charge-off history in order to determine whether loans that are over three years past their origination date (referred to as seasoned loans) have experienced lower loss levels, and would thus warrant a lower expected loss percentage.  This element was given minimal consideration in the March 31, 2012 and December 31, 2011 evaluations.  The minimal consideration resulted from an analysis of the loss experience recognized during the 2009 to 2011 recessionary period (to which the Company migrated late in 2010), which concluded that the age or seasoning of a loan did not inversely correlate to the Bank's loss experience.

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

The following table presents data regarding activity in the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended March 31, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26
Charge-offs	(531)	(897)	(526)	(323)	(3)	(2,280)	(8)
Recoveries	1	23	-	1	-	25	-
Transfer from (to) reserve for loan commitments	-	33	(4)	(9)	-	20	-
Provision (reduction)	363	399	1,251	(441)	(121)	1,451	6
Ending balance	$313	$13,871	$2,249	$3,011	$-	$19,444	$24

Ending balance – loans individually evaluated for impairment	$1,072	$7,212	$1,980	$50,922	-	$61,186	$-
Ending balance – loans collectively evaluated for impairment	93,333	2,577,298	332,969	352,294	592	3,356,486	2,063
Allowance balance associated with loans individually evaluated for impairment	-	-	-	603	-	603	-
Allowance balance associated with loans collectively evaluated for impairment	313	13,871	2,249	2,408	-	18,841	24

At or for the Three Months Ended March 31, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34
Charge-offs	(75)	(366)	(203)	(557)	-	(1,201)	-
Recoveries	-	121	3	97	-	221	-
Transfer from (to) reserve for loan commitments	-	97	(39)	(15)	8	51	-
Provision (reduction)	(54)	347	(18)	1,186	(35)	1,426	-
Ending balance	$280	$14,425	$1,074	$3,532	$318	$19,629	$34

	As of December 31, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$2,547	$10,028	$6,739	$51,070	-	$70,384	$-
Ending balance – loans collectively evaluated for impairment	98,165	2,592,891	331,531	362,246	3,199	3,388,032	2,449
Allowance balance associated with loans individually evaluated for impairment	130	45	73	1,927	-	2,175	-
Allowance balance associated with loans collectively evaluated for impairment	350	14,268	1,455	1,856	124	18,053	26

The following tables summarize impaired real estate loans for the periods indicated (by collateral type within the real estate loan segment as of or for the periods indicated).  For purposes of these tables, adjustments between the unpaid principal balance and recorded investment (including accrued interest receivable) are deemed to be immaterial:

At March 31, 2012
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,072	$1,072	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	7,212	7,212	-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,980	1,980	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	35,590	35,590	-
With an allocated reserve	15,332	15,332	603
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$45,854	$45,854	$-
With an allocated reserve	$15,332	$15,332	$603

At December 31, 2011
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,136	$1,136	$-
With an allocated reserve	1,411	1,411	130
Multifamily Residential and Residential Mixed Use
With no allocated reserve	9,338	9,338	-
With an allocated reserve	690	690	45
Mixed Use Commercial Real Estate
With no allocated reserve	5,780	5,780	-
With an allocated reserve	959	959	73
Commercial Real Estate
With no allocated reserve	11,812	11,812	-
With an allocated reserve	39,258	39,258	1,927
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$28,066	$28,066	$-
With an allocated reserve	$42,318	$42,318	$2,175

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,104	$12	$1,828	$7
With an allocated reserve	706	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	7,569	131	12,920	116
With an allocated reserve	1,050	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	3,880	24	3,731	36
With an allocated reserve	480	-	-	-
Commercial Real Estate
With no allocated reserve	23,701	498	14,909	47
With an allocated reserve	27,295	190	5,846	157
Construction
With no allocated reserve	-	-	3,392	91
With an allocated reserve	-	-	-	-
Total
With no allocated reserve	$36,254	$665	$36,780	$297
With an allocated reserve	$29,531	$190	$5,846	$157

Reserve for First Loss Position

The Bank maintains a reserve liability in relation to the First Loss Position that reflects estimated losses associated with loans to which the First Loss Position applies at each period end.  For performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability:

	At or for the Three Months Ended March 31,
	2012	2011
Outstanding balance of multifamily loans serviced for FNMA at period end	$300,347	$360,971
Total First Loss Position at end of period	16,356	16,789
Reserve Liability on the First Loss Position
Balance at beginning of period	$2,993	$2,993
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	-
Provision for losses on problem loans(1)	-	-
Charge-offs and other net reductions in balance	(35)	-
Balance at period end	$2,958	$2,993
(1) Amount recognized as a component of mortgage banking income during the period.

The Bank has elected to periodically repurchase problematic or non-problematic loans from within the FNMA serviced loan pool.  The repurchase of problematic loans is made in order to expedite their resolution and control losses.  All such elections have been made on an individual loan/borrower basis.  All repurchases from FNMA are made at par, and any reserves recognized on the re-acquired loan within the FNMA reserve analysis reduce the recorded balance of the loan when it is transferred to the Bank’s portfolio.  In most instances, all economic losses realized by the Bank on the re-acquired loans can be applied against the First Loss Position, and any material exceptions for individual loans are disclosed in the Company’s public filings. Since the Bank is fully responsible for all losses on FNMA serviced loans up to the First Loss Position, it has greater incentive to minimize losses. Had the resolution of these loans been left to FNMA to manage, management believes that the ultimate losses recognized would have been greater.  During the three months ended March 31, 2012, the Bank re-acquired one $757 problematic loan within the pool of loans serviced for FNMA.  The Bank did not re-acquire any problematic loans within the pool of loans serviced for FNMA during the three months ended March 31, 2011.

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at March 31, 2012:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$17,729	$8,574	$(926)	-	$(1,423)(2)	$6,225	$(563)	$5,662
Investment securities available for sale:
Registered Mutual Funds	5,058	3,633	-	1,279	-	4,912	-	4,912
Agency notes	119,809	119,809	-	41	(12)	119,838	-	119,838
Pass-through MBS issued by GSEs	64,661	64,661	-	4,281	-	68,942	-	68,942
Collateralized mortgage obligations ("CMOs") issued by GSEs	34,529	34,529	-	174	(29)	34,674	-	34,674
Private issuer pass through MBS	1,503	1,503	-	-	(87)	1,416	-	1,416
Private issuer CMO	1,259	1,259	-	23	-	1,282	-	1,282
Total	$244,548	$233,968	$(926)	$5,798	$(1,551)	$237,289	$(563)	$236,726
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2011:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
TRUPS	$17,884	$8,910	$(929)	-	$(1,470)(2)	$6,511	$(1,587)	$4,924
Investment securities available for sale:
Registered Mutual Funds	5,049	3,624	-	935	-	4,559	-	4,559
Agency notes	170,362	170,362	-	37	(90)	170,309	-	170,309
Pass-through MBS issued by GSEs	71,008	71,008	-	4,554	-	75,562	-	75,562
CMOs issued by GSEs	15,128	15,128	-	261	-	15,389	-	15,389
Private issuer pass through MBS	1,614	1,613	-	-	(109)	1,504	-	1,504
Private issuer CMO	1,400	1,400	-	22	-	1,422	-	1,422
Total	$282,445	$272,045	$(929)	$5,809	$(1,669)	$275,256	$(1,587)	$273,669
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At March 31, 2012, the agency note investments in the above table had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
One year or less	$19,992	$20,000
Due after one year through three years	84,747	84,757
Due after three years through five years	15,000	15,011
Due after five years through ten years	70	70
	$119,809	$119,838

The held-to-maturity TRUPS had a weighted average term to maturity of 22.7 years at March 31, 2012.  At March 31, 2012, MBS available-for-sale (which include pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 19.8 years and a weighted average estimated duration of 1.3 years.  There were no sales of MBS available-for-sale during the three months ended March 31, 2012 or 2011.

There were no sales of investment securities available-for-sale during the three months ended March 31, 2012 and 2011.

As of each reporting period through March 31, 2012, the Company has applied the protocol established by ASC reference number 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for the TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of March 31, 2012, six TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At March 31, 2012, these six securities had credit ratings ranging from "D" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended March 31, 2012			At or for the Three Months Ended March 31, 2011
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,974	$930	$9,904	$8,247	$2,203	$10,450
OTTI recognized on securities with previous OTTI	181	6	187	63	-	63
Reductions and transfers to credit-related OTTI	-	-	-	-	(605)	(605)
Amortization of previously recognized OTTI	-	(10)	(10)	-	(7)	(7)
Cumulative balance at end of the period	$9,155	$926	$10,081	$8,310	$1,591	$9,901

The remaining aggregate amortized cost of TRUPS potentially subject to future OTTI charges through earnings was $7,816 at March 31, 2012.  Of this total, unrealized losses of $1.6 million have already been recognized as a component of accumulated other comprehensive loss.

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of March 31, 2012, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	-	-	$5,662	$2,912	$5,662	$2,912
Available-for-Sale Securities:
Agency notes	19,988	12	-	-	19,988	12
Private issuer pass through MBS	-	-	1,416	87	1,416	87
CMOs issued by GSEs	23,157	29			23,157	29
TOTAL	$43,145	$41	$7,078	$2,999	$50,223	$3,040

(1)
At March 31, 2012, the recorded balance of these securities was $6.2 million.  This balance reflected both the remaining unrealized loss of $1.4 million that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for two TRUPS that have not been deemed OTTI, and an unrealized loss of $926 that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for five TRUPS that have been deemed OTTI.  In accordance with both ASC reference numbers 320-10-35-17 and 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2012, impairment of two of the TRUPS, with an amortized cost of $5,974, was deemed temporary.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $2,496 at March 31, 2012, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At March 31, 2012, both of these securities had ratings ranging from "CC" to "Ba1."  Despite the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at March 31, 2012 were temporary, and that all contractual principal and interest payments were expected to be received by their respective contractual maturities.  In reaching this determination, management considered the following:

• Based upon an internal review of the collateral backing the TRUPS portfolio, which accounted for current and prospective deferrals, both of the securities could reasonably be expected to continue making all contractual payments
• The Company has the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them as held-to-maturity in 2008
• There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell either of these securities prior to their forecasted recovery or maturity
• Each security has a pool of underlying issuers comprised primarily of banks
• Each security featured either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security

The remaining six TRUPS, with an aggregate amortized cost of $2.6 million at March 31, 2012, have previously been determined to meet the OTTI criteria.

Private Issuer Pass Through MBS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2012, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $1,503 and an unrealized loss of $87. The Company's investment is in the most senior tranche (or repayment pool) of this security.  Despite a challenging real estate marketplace, the private label pass-through MBS made contractual principal and interest payments that reduced its principal balance by approximately 29% during the twelve months ended March 31, 2012.  At March 31, 2012, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the then existing economic environment, and determined that it could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell it before the recovery of its remaining amortized cost.

The following summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2011, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	-	-	$4,924	$3,986	$4,924	$3,986
Available-for-Sale Securities:
Agency notes	$114,885	$90	-	-	$114,885	$90
Private issuer pass through MBS	$-	$-	$1,505	$109	$1,505	$109
TOTAL	$114,885	$90	$6,429	$4,095	$121,314	$4,185
(1) At December 31, 2011, the recorded balance of these securities was $6,511.  This balance reflected both the remaining unrealized loss of $1,470 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for two TRUPS that have not been deemed OTTI, and an unrealized loss of $929 that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for six TRUPS that have been deemed OTTI.  In accordance with both ASC reference numbers 320-10-35-17 and 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value hierarchy established under ASC reference number 820-10 is summarized as follows:

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

Level 3 Inputs – Significant unobservable inputs for the asset or liability.  Significant unobservable inputs reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  Significant unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following tables present the assets that are reported on the consolidated statements of financial condition at fair value as of the date indicated by level within the fair value hierarchy.  Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at March 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended March 31, 2012
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$870	$870	$-	$-	$-
International Equity Mutual Funds	120	120	-	-	-
Fixed Income Mutual Funds	896	896	-	-	-
Investment securities available-for-sale:					-
Agency notes	119,838	-	119,838	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	3,469	3,469	-	-	-
International Equity Mutual Funds	348	348	-	-	-
Fixed Income Mutual Funds	1,095	1,095	-	-	-
MBS available-for-sale	106,313	-	106,313	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended March 31, 2011
Trading Securities (Registered Mutual Funds)
Domestic Equity Mutual Funds	$780	$780	$-	$-	$-
International Equity Mutual Funds	108	108	-	-	-
Fixed Income Mutual Funds	886	886	-	-	-
Investment securities available-for-sale:
Agency notes-	170,309	-	170,309	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	3,162	3,162	-	-	-
International Equity Mutual Funds	315	315	-	-	-
Fixed Income Mutual Funds	1,082	1,082	-	-	-
MBS available-for-sale	93,877	-	93,877	-	-

The Company’s available-for-sale investment securities and MBS are reported at fair value, which were determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable.  Prioritization of inputs may vary on any given day based on market conditions.

The Company's available-for-sale investment securities and MBS at March 31, 2012 were categorized as follows:

Description	Percentage of Total	Valuation Level
Agency notes	51.9%	Two
Pass Through MBS or CMOs issued by GSEs	44.8	Two
Mutual fund investments	2.1	One
Private issuer MBS or CMOs	1.2	Two

The Company's available-for-sale investment securities and MBS at December 31, 2011 were categorized as follows:

Description	Percentage of Total	Valuation Level
Agency notes	63.4%	Two
Pass Through MBS or CMOs issued by GSEs	33.8	Two
Mutual fund investments	1.7	One
Private issuer MBS or CMOs	1.1	Two

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both March 31, 2012 and December 31, 2011.  Obtaining market values as of March 31, 2012 and December 31, 2011 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of March 31, 2012 and December 31, 2011.  Obtaining market values as of March 31, 2012 and December 31, 2011 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

As of March 31, 2012 and December 31, 2011, the Company owned one private issuer pass through MBS.  This security had an amortized cost basis of $1,503 at March 31, 2012.  The Company's investment is within the senior tranche of this security, and the contractual interest rate on the security was 5.0% at both March 31, 2012 and December 31, 2011.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of March 31, 2012, had a weighted average coupon of 5.24% and a weighted average loan-to-value ratio of 42%.  Approximately 20% of the underlying mortgages are located in California, while the remainder is diversified geographically, and less than 15% of the total underlying mortgage pool was delinquent at March 31, 2012.   The credit ratings on this security ranged from Caa1 to CC at March 31, 2012.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at March 31, 2012 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible independent market sources, and verified that the values were prepared utilizing significant observable inputs as defined under ASC reference number 820-10.

As of March 31, 2012 and December 31, 2011, the Company owned one private issuer CMO.  This security had an amortized cost basis of $1,259 at March 31, 2012.  The Company's investment is within the senior tranche of this security, and its weighted average contractual interest rate was 4.5% at both March 31, 2012 and December 31, 2011.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of March 31, 2012, had a weighted average coupon of 5.39% and a weighted average loan-to-value ratio approximating 27%. Approximately 43% of the underlying mortgages are located in California, while the remainder is diversified geographically.  Less than five percent of the total underlying mortgage pool was delinquent at March 31, 2012.   This security possessed the highest possible credit rating published by at least one established credit rating agency at March 31, 2012.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at March 31, 2012 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC reference number 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2012
TRUPS(1)	$416	$-	$-	$416	$181
Impaired loans	10,342	-	5,500	4,842	1,970

(1) Amount represents the fair value of one TRUP that was deemed to have credit-related OTTI at March 31, 2012.  At March 31, 2012, five additional TRUPS with an aggregate fair value of $1,768 were not carried at fair value despite previously meeting the OTTI criteria. Under ASC reference number 320-10-65, these held-to-maturity securities are only carried at fair value in the event that they incur additional credit-related impairment at period end, which did not occur at March 31, 2012.  Losses for the period represent the total OTTI recognized on three TRUPS (credit or non-credit related) during the period.

(2)  Amount represents charge-offs recognized on impaired loans during the three months ended March 31, 2012.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1	Level 2	Level 3	Losses for the Three Months Ended March 31, 2011
TRUPS(1)	$285	$-	$-	$285	$63(1)
Impaired loans	15,377	-	5,500	9,877	980(2)

(1) Amount represents the fair value of one TRUP that was deemed to have credit-related OTTI at December 31, 2011.  At December 31, 2011, four additional TRUPS with an aggregate fair value of $1,427 were not carried at fair value despite previously meeting the OTTI criteria. Under ASC reference number 320-10-65, these held-to-maturity securities are only carried at fair value in the event that they incur additional credit-related impairment at period end, which did not occur at December 31, 2011.  Losses for the period represent the total OTTI recognized on three TRUPS (credit or non-credit related) during the period.

(2) Amount represents charge-offs recognized on impaired loans during the three months ended March 31, 2011.

TRUPS Held to Maturity – The fair value of all TRUPS held to maturity, irrespective of whether they were recorded at fair value as of March 31, 2012 or December 31, 2011, was determined in the manner documented commencing on page 27.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC reference number 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2012 and December 31, 2011 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 2), or, more commonly, a recent real estate appraisal (Level 3).  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of March 31, 2012, impaired loans measured for impairment using the fair value of the collateral had an aggregate principal balance of $12,797, previously recognized principal charge-offs totaling $2,455, and a net recorded balance totaling $10,342.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at March 31, 2012:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Range of Values	Weighted Average Value
$1,312	Income approach only	Capitalization rate	7.5%-8.5%	8.1%
		Reduction in the expected net operating income	0.0%-13.0%	6.8%
		Reduction for planned expedited disposal	10.0%-30.0%	24.2%

3,530	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%-28.0%	15.2%
		Capitalization rate (income approach component)	7.3%-8.5%	7.9%
		Reduction in the expected net operating income (income approach component)	0.0%-18.0%	4.1%
		Reduction for planned expedited disposal	0.0%-40.0%	21.7%

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 were as follows:

		Fair Value at March 31, 2012 Using
At March 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets:
Cash and due from banks	$124,749	$124,749	-	-	$124,749
Investment securities held to maturity (TRUPS)	6,225	-	-	5,662	5,662
Loans, net	3,400,267	-	5,500	3,516,663	3,522,163
Loans held for sale	1,445	-	1,052	393	1,445
Accrued interest receivable	14,979	-	287	14,692	14,979
Mortgage servicing rights ("MSR")	1,455	-	2,006	-	2,006
FHLBNY capital stock	47,014	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	1,405,319	1,405,319	-	-	1,405,319
Certificates of Deposit ("CDs")	981,810	-	999,118	-	999,118
Escrow and other deposits	109,974	109,974	-	-	109,974
REPOS	155,000	-	179,841	-	179,841
FHLBNY Advances	884,775	-	933,450	-	933,450
Trust Preferred securities payable	70,680	-	67,853	-	67,853
Accrued interest payable	4,376	465	3,911	-	4,376
Commitments to extend credit	1,013	1,013	-	-	1,013

At December 31, 2011	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$43,309	$43,309
Federal funds sold and other short-term investments	951	951
Investment securities held to maturity (TRUPS)	6,511	4,924
Loans, net	3,440,611	3,578,599
Loans held for sale	3,022	3,022
Accrued interest receivable	15,469	15,469
MSR	1,604	2,139
FHLBNY capital stock	49,489	N/A
Liabilities:
Savings, money market and checking accounts	1,366,150	1,366,150
CDs	977,551	996,022
Escrow and other deposits	71,812	71,812
REPOS	195,000	223,728
FHLBNY Advances	939,775	991,117
Trust Preferred securities payable	70,680	67,146
Accrued interest payable	3,997	3,997
Commitments to extend credit	917	917

Methods and assumptions used to estimate fair values for financial assets and liabilities other than those previously discussed) are summarized as follows:

Cash and Due From Banks - The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

Federal Funds Sold and Other Short Term Investments – As a result of their short duration to maturity, the fair value of these assets, principally overnight deposits, is assumed to be equal to their carrying value due (deemed a Level 1 valuation).

TRUPS Held to Maturity – At March 31, 2012 and December 31, 2011, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of March 31, 2012.  As a result, at both March 31, 2012 and December 31, 2011, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC reference number 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow model valuations were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC reference number 820-10) were as follows:

(i) Discount Rate - Pursuant to ASC reference number 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the eight TRUPS, as follows:

(1)
Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of March 31, 2012 ranged from 1.9% to 2.8%, with a weighted average value of 2.5%.

(2)
Current discount rate - the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split investment rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."  The current discount rates utilized to compute fair value as of March 31, 2012 ranged from 6.2% to 10.9%, with a weighted average value of 7.61%.

(ii) Defaults – The Company utilized the most recently published Fitch bank scores to estimate potential defaults in the collateral pool of performing issuers underlying the eight securities.  Using a rating scale of 1 to 5 (best-to-worst), all underlying issuers with a Fitch bank rating of 5.0 were assumed to default.  Underlying issuers with a Fitch bank rating of 3.5 through 4.5 were assumed to default at levels ranging from 5% to 75% based upon both their rating as well as whether they had been granted approval to receive funding under the U.S. Department of Treasury's Troubled Asset Relief Program Capital Purchase Program.   Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of March 31, 2012 ranged from 0% to 5.8% of the performing security pool balance, with a weighted average value of 2.3%.  In addition to the defaults derived from the Fitch bank scores, the Company utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows - The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, the Company utilizes a minimum of two of three additional cash flow model valuations in order to estimate the fair value of TRUPS.  Two of the three independent cash flow model valuations utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the TRUPS market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.  The Company is not provided detailed information regarding significant unobservable inputs utilized in these valuations.

Loans, Net - The fair value of impaired loans is determined in the manner described commencing on page 25.  The fair value of the remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  This valuation method does not necessarily represent an exit price valuation methodology as defined under ASC reference number 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair value of the remaining loans receivable is shown under the Level 3 valuation column.

Accrued Interest Receivable - The estimated fair value of accrued interest receivable approximates its carrying amount, and is deemed to be valued at a comparable level as its underlying financial asset.

MSR - On a quarterly basis, the aggregate balance of the MSR is evaluated for impairment based upon the fair value of the rights as compared to their carrying amount.  If the aggregate carrying amount of the MSR exceeds fair value, impairment is recorded on the MSR so that they are carried at fair value.  Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

FHLBNY Capital Stock – It is not practicable to determine the fair value of FHLBNY capital stock due to restrictions placed on transferability.

Deposits - The fair value of savings, money market, and checking accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), which has been deemed a Level 1 valuation.  The fair value of CDs is based upon the present value of contractual cash flows using current interest rates for instruments of the same remaining maturity (deemed a Level 2 valuation).

Escrow and Other Deposits –The fair value of escrow and other deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), which has been deemed a Level 1 valuation.

REPOS and FHLBNY Advances – REPOS are accounted for as financing transactions.  Their fair value is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if, as of the valuation date, the borrowing is expected to be called (deemed a Level 2 valuation).  The carrying amount of accrued interest payable on REPOS and FHLBNY advances is its fair value.

Trust Preferred Securities Payable - The fair value of trust preferred securities payable was estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements (deemed a Level 2 valuation), and is provided to the Company quarterly independently by a market maker in the underlying security.

Accrued Interest Payable - The estimated fair value of accrued interest payable approximates its carrying amount, and is deemed to be valued at a comparable level as its underlying financial liability.

Commitments to Extend Credit - The fair value of commitments to extend credit is estimated as the fully refundable fees charged as of the valuation date to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties (deemed a Level 1 valuation). For fixed-rate loan commitments, fair value also considers the difference between current interest rates and the committed rates (deemed a Level 1 valuation).

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

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$39	$-	$33
Interest cost	306	90	339	86
Actuarial adjustment to prior period interest cost and amortization	-	-	-	-
Expected return on assets	(363)	-	(361)	-
Unrecognized past service liability	-	-	-	-
Amortization of unrealized loss	541	75	312	29
Net periodic cost	$484	$204	$290	$148

The Company disclosed in its consolidated financial statements for the year ended December 31, 2011 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2012 as follows: Employee Retirement Plan - $51, BMP - $435, Outside Director Retirement Plan- $213, and Postretirement Plan -$200.  The Company made contributions of $13 to the Employee Retirement Plan during the three months ended March 31, 2012, and expects to make the remainder of the estimated $51 of net contributions during 2012.  The Company made benefit payments of $32 on behalf of the Outside Director Retirement Plan during the three months ended March 31, 2012, and expects to make the remainder of the estimated $213 of net contributions or benefit payments during 2012.  The Company made net benefit payments totaling $35 on behalf of the Postretirement Plan during the three months ended March 31, 2012, and expects to make the remainder of the estimated $200 of net contributions or benefit payments during 2012.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the three months ended March 31, 2012, and does not currently expect to make the $435 of benefit payments on behalf of the BMP during 2012, since anticipated retirements that formed the basis for these expected benefit payments in 2012 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended March 31, 2012 and 2011, the Company's consolidated effective tax rates were 40.8% and 40.6%, respectively, approximating the expected 41% normalized rate for each period.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended March 31,
	2012	2011
(Loss) Gain on the sale of loans held for sale	$1	$(67)
Credit (Provision) to the liability for First Loss Position	-	-
Recovery of write down of mortgage servicing asset	-	-
Mortgage banking fees	120	160
Net mortgage banking income	$121	$93

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a federally-chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In addition, the Bank’s primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on NYC multifamily residential and mixed-use real estate loans.  Since 2008, the Company has restricted growth based upon the desire to retain higher capital levels.

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

The years ended December 31, 2009, 2010 and 2011 were dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions, coupled with ongoing economic and political turmoil in various parts of the world.  These events led to historically high dislocations in credit markets, creating favorable origination spreads from the benchmark origination interest rates during the period.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which greatly impact the pricing of the Bank's retail deposits), benefited both the net interest spread and net interest margin during the years ended December 31, 2009 and 2010 and 2011, thus favorably impacting the Company's consolidated earnings.  Partially offsetting this benefit were credit costs on Bank-owned loans during 2010 and 2011.  During the three months ended March 31, 2012, the FOMC prolonged its monetary policy actions aimed at maintaining both short-term and long-term interest rates at historically low levels.  This continued to benefit the Company's funding costs during the three months ended March 31, 2012, while adversely impacting the average yield on its interest earning assets.

During the year ended December 31, 2011 and the three months ended March 31, 2012, the Company experienced an increased level of prepayment and satisfaction activity, as management elected not to pursue loans that were either: 1) unfavorable from an interest rate repricing standpoint; or 2) required underwriting criteria in excess of management's risk tolerance.  Should such levels of prepayment continue, they would reduce the average yield (exclusive of contractual prepayment charges) of the Bank's loan portfolio, which would likely adversely impact the Company's net interest margin in future periods.

During the period January 1, 2009 through March 31, 2012, credit costs remained higher than the levels experienced prior to 2009.

Recent Developments

In January 2012, the FOMC announced its intention to maintain its accommodative monetary policy (that has largely contributed to historically low marketplace interest rates) through December 31, 2014, in a continued effort to assist the recovery of the U.S. economy from its deep recession.  In April 2012, the FOMC announced its decision to maintain the target range for the federal funds rate at 0 to 1/4%, stating its belief that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014.  Such policy actions are likely to impact the Company's management of its interest earning assets and interest bearing liabilities during the years ending December 31, 2012, 2013 and 2014.

On February 24, 2012, the Bank filed an application with the New York State Department of Financial Services ("NYSDFS") to convert from a federally-chartered stock savings bank to a New York State-chartered stock savings bank (the "Application").  The NYSDFS was created by combining the New York State Banking and Insurance Departments to modernize regulatory oversight of the State's financial services industry.  If the Application is approved, the Bank will no longer be a federal savings bank subject to the regulation and examination of the Office of the Comptroller of the Currency ("OCC") and will become a New York State chartered savings bank subject to the regulation and examination of the NYSDFS.   The Bank would remain subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC"), and the Holding Company would continue to be subject to regulation and examination by the Federal Reserve Bank of Philadelphia. The Company does not expect the change in regulatory framework to have a material effect on its business or operations.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2012		2011
Performance and Other Selected Ratios:
Return on Average Assets	1.01%		1.08%
Return on Average Stockholders' Equity	11.22		13.31
Stockholders' Equity to Total Assets	9.17		8.14
Loans to Deposits at End of Period	143.32		143.94
Loans to Earning Assets at End of Period	92.28		91.35
Net Interest Spread	3.20		3.38
Net Interest Margin	3.47		3.62
Average Interest Earning Assets to Average Interest Bearing Liabilities	113.05		110.99
Non-Interest Expense to Average Assets	1.62		1.65
Efficiency Ratio	46.54		45.60
Effective Tax Rate	40.83		40.64
Dividend Payout Ratio	46.67		42.42
Per Share Data:
Reported EPS (Diluted)	$0.30		$0.33
Cash Dividends Paid Per Share	0.14		0.14
Stated Book Value	10.47		9.72
Asset Quality Summary:
Net Charge-offs	$2,263		$980
Non-performing Loans	14,808		19,200
Non-performing Loans/Total Loans	0.43%		0.56%
Non-performing Assets	$17,029		$19,770
Non-performing Assets/Total Assets	0.42%		0.48%
Allowance for Loan Loss/Total Loans	0.57		0.57
Allowance for Loan Loss/Non-performing Loans	131.47		102.41
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	1.90	x	1.98	x
Excluding Interest on Deposits	2.27		2.52
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

Allowance for Loan Losses and Reserve for Loan Commitments. The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 9 to the Company's condensed consolidated financial statements.  The reserve for loan commitments is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve are achieved via a transfer of reserves from the Bank's allowance for loan losses, with any subsequent resulting shortfall in the allowance for loan losses satisfied through the quarterly provision for loan losses.  Any decreases in the loan commitment reserve are recognized as a transfer of reserve balances back to the allowance for loans losses at each period end.

Reserve Liability for the First Loss Position.  The Bank's methods and assumptions utilized to periodically determine its reserve liability for the First Loss Position are summarized in Note 9 to the condensed consolidated financial statements.

Valuation of MSR. The proceeds received on mortgage loans sold with servicing rights retained by the Bank are allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. In accordance with GAAP, MSR are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.   In accordance with ASC reference number 860-50-35, all separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, using estimated prepayment, default, servicing cost and discount rate assumptions.  All estimates and assumptions utilized in the valuation of MSR are derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers.

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

Asset Impairment Adjustments.  Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value:

(i) Goodwill Impairment Analysis.  Goodwill is accounted for in accordance with ASC reference number 805-10.  ASC reference number 805-10 requires performance of an annual impairment test at the reporting unit level.  Management annually performs analyses to test for impairment of goodwill.  In the event an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The

Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its annual impairment test as of December 31, 2011 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events or circumstances have occurred subsequent to December 31, 2011 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with ASC reference number 805-10.

(ii) Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At March 31, 2012, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of March 31, 2012.  As a result, at both March 31, 2012 and December 31, 2011, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the Company's condensed consolidated financial statements).

At March 31, 2012 and December 31, 2011, the Company had an investment in nine mutual funds totaling $1.9 million and $1.8 million, respectively, which were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at March 31, 2012 and December 31, 2011 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC reference number 320-10-65.  See Note 10 to the Company's condensed consolidated financial statements for a reconciliation of OTTI on securities during the three months ended March 31, 2012 and 2011.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater than 50% likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

Unrecognized Tax Positions. Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no material uncertain tax positions as of March 31, 2012 and December 31, 2011.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Please refer to "Asset Quality - Monitoring and Collection of Delinquent Loans" for a discussion of management's policies for determining whether a loan is maintained on accrual or non-accrual status.

Accounting for Defined Benefit Plans.  Defined benefit plans are accounted for in accordance with ASC reference number 715, which requires an employer sponsoring a single employer defined benefit plan to recognize the funded status of such benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration entity in order to assist in measuring the funded status of its defined benefit plans.

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

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities, advances from the FHLBNY, and REPOS entered into with various financial institutions, including the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers, and, has in the past, sold such loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $43.4 million during the three months ended March 31, 2012, compared to an increase of $52.1 million during the three months ended March 31, 2011.  Within deposits, core deposits  (i.e., non-CDs) increased $39.2 million during the three months ended March 31, 2012, due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances, while CDs increased slightly by $4.3 million during the period despite any significant promotional activities. During the three months ended March 31, 2011, core deposits increased $22.7 million due to both successful gathering efforts tied to promotional offerings as well as increased commercial checking balances, while CDs increased $29.4 million, primarily as a result of successful IRA and new branch promotional activities.  Except for promotional activities associated with a new branch opened during the three months ended March 31, 2011, there was no significant change in deposit pricing strategies or promotional activities implemented during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

During the three months ended March 31, 2012, the Bank prepaid $40.0 million of borrowings secured by REPOS and $55.0 million of FHLBNY advances, removing a negative carrying cost on these $95.0 million of funding liabilities.  During the three months ended March 31, 2012, the Bank elected to restrict asset growth, and thus utilized cash flows from real estate loans and MBS to fund loan originations and operations.  Since cash flows exceeded its immediate needs, the Bank utilized excess liquidity to reduce its REPOS and FHLBNY advances.

During the three months ended March 31, 2012, principal repayments totaled $210.4 million on real estate loans (including refinanced loans) and $10.3 million on MBS.  During the three months ended March 31, 2011, principal repayments totaled $168.1 million on real estate loans (including refinanced loans) and $15.1 million on MBS.  The increase in principal repayments on real estate loans resulted from increased refinancing activity that was stimulated by lower marketplace offering rates.  The decline in principal repayments on MBS resulted from a reduction of $11.5 million in their average balance from the three months ended March 31, 2011 to the three months ended March 31, 2012.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At March 31, 2012, the Bank had an additional potential borrowing capacity of $517.6 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

As of March 31, 2012, the Bank was subject to minimum regulatory capital requirements imposed by its primary regulator, the OCC.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At March 31, 2012, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to holders of the Holding Company's common stock.  During the three months ended March 31, 2012 and 2011, real estate loan originations totaled $181.4 million and $157.2 million, respectively.  The increase from the three months ended March 31, 2011 to the three months ended March 31, 2012 reflected higher marketplace loan demand. Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $63.0 million during the three months ended March 31, 2012, compared to  $67.9 million during the three months ended March 31, 2011.  The purchases made during the three months ended March 31, 2012 were comprised of $39.8 million of medium-term agency notes aimed at providing additional yield on liquid funds, and  $23.2 million of adjustable rate Government National Mortgage Association ("GNMA') MBS, which seek to provide additional yield on liquid assets, ongoing cash flows from principal repayments and protection against potential increases in interest rates.  All of the purchases during the three months ended March 31, 2011 were limited to medium-term agency notes aimed at providing additional yield on liquid funds.

The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2012 and 2011.  As of March 31, 2012, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $14.61 per share closing price of its common stock as of March 30, 2012, the Holding Company would utilize $16.4 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Company paid $4.8 million in cash dividends on its common stock during the three months ended March 31, 2012, and $4.7 million during the three months ended March 31, 2011.   The increase in payment resulted from a net increase of 487,000 shares outstanding from March 31, 2011 to March 31, 2012.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment.   The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOS, as well as customer CDs with fixed contractual interest rates.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which became callable at any time commencing in April 2009.  The Holding Company does not currently intend to call this debt.  The facts and circumstances surrounding these obligations have not changed materially since December 31, 2011.

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

The following table presents off-balance sheet arrangements as of March 31, 2012:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$35,970	$-	$-	$-	$35,970
Other loan commitments (1)	44,460	-	-	-	44,460
Other Commitments:
First Loss Position on loans sold to FNMA (1)	16,356	-	-	-	16,356
Total Commitments	$96,786	$-	$-	$-	$96,786
(1) In accordance with the requirements of both ASC reference numbers 450-20-25 and 460-10-25, as of March 31, 2012, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $221,000 and $3.0 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both March 31, 2012 and December 31, 2011, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Accrual of interest is generally discontinued on a loan that meets any of the following three criteria:  (i) full payment of principal or interest is not expected; (ii) principal or interest has been in default for a period of 90 days or more (unless the loan is deemed to be both well secured and in the process of collection); or (iii) an election has otherwise been made to maintain the loan on a cash basis due to deterioration in the financial condition of the borrower.  Such non-accrual determination practices are applied consistently to all loans regardless of their internal classification or designation.  Upon entering non-accrual status, the Bank reverses all outstanding accrued interest receivable.

The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status based upon non-payment, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO status.  The Bank generally utilizes all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $14.8 million and $26.0 million at March 31, 2012 and December 31, 2011, respectively, representing 0.43% and 0.75% of total loans at March 31, 2012 and December 31, 2011.  In addition at March 31, 2012, there were three non-accrual loans totaling $1.4 million that were designated as held for sale.  During the three months ended March 31, 2012, twelve non-accrual loans totaling $12.2 million were disposed of at a value at or below their recorded balance, $1.2 million of principal charge-offs were recognized on seven non-accrual loans, two non-accrual loans totaling $1.3 million were returned to accrual status and two non-accrual loans totaling $1.0 million were transferred to loans held for sale due to a pending note sale.  Partially offsetting these declines were ten loans totaling $4.9 million that were added to non-accrual status during the three months ended March 31, 2012.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $61.2 million, consisting of forty-one loans, at March 31, 2012, compared to $70.4 million, consisting of fifty loans, at December 31, 2011.  The Bank disposed of twelve impaired loans with a recorded balance totaling $12.2 million during the three months ended March 31, 2012, and received full repayment on two additional impaired loans totaling $548,000.  Additionally during the three months ended March 31, 2012, one impaired loan with a recorded balance of $1.1 million remained current on all contractual amounts owed for a time period deemed sufficient to warrant its removal from impaired status, two impaired loans totaling $1.0 million were transferred to held for sale, principal charge-offs totaling $1.0 million were recognized on six impaired loans and one impaired loan with a recorded balance of $210,000 executed a re-finance agreement which warranted its removal from impaired status.  Partially offsetting these declines were nine loans totaling $7.0 million that were added to impaired status during the three months ended March 31, 2012.

        The following is a reconciliation of non-accrual and impaired loans at March 31, 2012:

	(Dollars in Thousands)
Non-accrual loans	$14,808
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(760)
TDRs retained on accrual status	44,194
Other loans deemed impaired but retained on accrual status	2,944	(a)
Impaired loans	$61,186
(a) Amount comprised of loans 90 days or more past due on their contractual maturity and retained on accrual status (excluding such loans deemed TDRs).

TDRs

Under ASC reference number 310-40-15, the Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that any of the following criteria is met:

•	For economic or legal reasons related to the debtor's financial difficulties, a concession has been granted that would not have otherwise been considered
•	A reduction of interest rate has been made for the remaining term of the loan
•	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk
•	The outstanding principal amount and/or accrued interest have been reduced

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

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 36.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the TDR can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructuring period, unless three consecutive payments are not made under the restructuring agreement, and the loan thus becomes non-performing in accordance with either the Bank’s policy, as disclosed on page 36 and/or the criteria related to accrual of interest established by federal agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both March 31, 2012 and 2011, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

The following is a summary of TDRs by type of underlying collateral:

	At March 31, 2012		At December 31, 2011
	# loans	Aggregate Recorded Balance	# loans	Aggregate Recorded Balance
Loan secured by:
One- to four-family residential real estate	2	$623	2	$625
Multifamily residential and residential mixed use real estate	6	2,458	5	2,013
Mixed use commercial real estate	2	1,140	3	1,657
Commercial real estate	13	47,839	12	44,458
Total	23	$52,060	22	$48,753

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value of the property quarterly thereafter.  Only the appraised value, or either contractual or formal marketed values that fall below the appraised value are used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

The Bank owned no OREO properties with a recorded balance at March 31, 2012 or December 31, 2011.

The following table sets forth information regarding non-accrual loans, other non-performing assets, OREO, TDRs, and impaired loans at the dates indicated:

	At March 31, 2012	At December 31, 2011
	(Dollars in Thousands)
Non-accrual real estate loans:
One- to four-family residential and cooperative unit	$1,206	$2,205
Multifamily residential and residential mixed use	4,253	7,069
Commercial real estate and mixed use commercial real estate	9,346	16,674
Total non-accrual real estate loans (excluding loans held for sale)	$14,805	25,948
Non-accrual consumer loans	3	4
Sub-total	$14,808	$25,952
Non-accrual loans held for sale	1,393	3,021
Total non-accrual loans	16,201	28,973
OREO	-	-
Non-performing investment securities	828	1,012
Total non-performing assets	$17,029	$29,985
Ratios:
Total non-accrual loans to total loans	0.47%	0.84%
Total non-performing assets to total assets	0.42	0.75

Other Potential Problem Loans

(i) Accruing Loans 90 Days or More Past Due:

At March 31, 2012, the Bank owned four real estate loans totaling $5.8 million that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  Please refer to Note 8 to the Company's condensed consolidated financial statements for a further discussion of such loans.

 (ii)  Loans Delinquent 30 to 89 Days

The Bank had 9 real estate loans, totaling $5.7 million, that were delinquent between 30 and 89 days at March 31, 2012, a net reduction of $3.6 million compared to 12 such loans totaling $9.3 million at December 31, 2011. The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(iii) Temporary  Loan Modifications

At March 31, 2012, the Bank had 4 loans totaling $2.4 million that were either current or less than 30 days delinquent, and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.   These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) the modifications were temporary in nature; 2) they permitted only minor reductions in the cash flow requirements of debt service; and 3) there was no forgiveness of contractual principal and interest amounts due to the Bank.  Specific terms of modification were in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically a minor concession; or (2) either a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC reference number 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of these temporarily modified loans at March 31, 2012 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC reference number 310-40-15 was deemed a TDR at March 31, 2012.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting polices that are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The Bank's lending function performs a formal review process that serves as an effective re-underwriting of all modified loans.

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank’s allowance for loan losses at either March 31, 2012 or December 31, 2011.

The following table summarizes temporary modifications entered into for the periods indicated:

	At or for the Three Months Ended March 31, 2012		At or for the Three Months Ended March 31, 2011
	# Loans	Balance	# Loans	Balance
	(Dollars in Thousands)
Loans modified in a manner that did not meet the definition of a TDR	-	$-	6	$5,963
Concessions granted:
Reduction of outstanding principal due	-	-	-	-
Deferral of principal amounts due	-	-	5	5,599
Temporary reduction in interest rate	-	-	1	364
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	-	-	6	5,963

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA that had an outstanding principal balance of $300.3 million at March 31, 2012.  Pursuant to the sale agreement with FNMA, the Bank retained the First Loss Position.  The First Loss Position totaled $16.4 million at March 31, 2012.  Against this contingent liability, the Bank has charged through earnings a recorded liability (reserve for First Loss Position) of $3.0 million as of March 31, 2012, leaving approximately $13.4 million of potential charges to earnings for future losses (if any).  At March 31, 2012, within the pool of multifamily loans sold to FNMA, no loans were delinquent between 30 and 89 days, and one $1.3 million loan was 90 days or more delinquent.  At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1.3 million loan was delinquent between 30 and 89 days, and one $757,000 loan was 90 days or more delinquent.  The Bank manages the collection of these loans in the same manner as it does for portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA or it enters OREO status; or (ii) the entire pool of loans sold to FNMA have either been fully satisfied or enter OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent.  Such repurchased loans are reported as non-performing portfolio loans and are typically purchased from FNMA in order to control losses and expedite resolution of the loan via restructure, note sale or enforcement of legal remedies.  During the three months ended March 31, 2012, the Bank opted to re-acquire the $757,000 loan that was 90 days or more delinquent as of December 31, 2011.  This loan was included in total non-accrual loans as of March 31, 2012.

Reserve Liability on Loan Origination Commitments

The Bank also maintains a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $221,000 at March 31, 2012 and $241,000 at December 31, 2011.  The expected loss rates applied to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank’s loan commitment pipeline.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic activity associated with it, remained constant during the three-months ended March 31, 2012.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At March 31, 2012	At December 31, 2011
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$603	$2,175
Special Mention loans	835	800
Pass graded loans	17,959	17,174
Debit escrow balances	47	79
Sub-total real estate loans	19,444	20,228
Consumer loans	24	26
TOTAL	$19,468	$20,254

Activity related to the allowance for loan losses during the three-months ended March 31, 2012 is summarized as follows:

Three Months Ended March 31, 2012
(Dollars in Thousands)
Net charge-offs	$(2,263)
Provision	1,457
Transfer from reserve for loan commitments	20

The allowance for loan losses declined $786,000 during the three months ended March 31, 2012, due to a reduction of $1.6 million in the component related to impaired loans, that was partially offset by an increase of $785,000 on the portion attributable to pass graded real estate loans.  The aggregate balance of impaired loans declined by $10.8 million during the three months ended March 31, 2012, contributing to the reduction in the portion of the allowance attributable to such loans.  The increase in the portion of the allowance attributable to pass graded real estate loans reflected the higher charge-off experience and additional qualitative loss factors applied to pass graded mixed use commercial and commercial real estate loans

The provision for loan losses recorded during the three-months ended March 31, 2012 primarily reflected the replenishment of a portion of the allowance for loan losses that was reduced by net charge-off activity during the period.

For a further discussion of the allowance for loan losses and related activity during the three-months ended March 31, 2012, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of impaired, special mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Assets.  Assets totaled $4.02 billion at March 31, 2012, approximating their level at December 31, 2011.

Cash and due from banks, and MBS increased by $81.4 million and $12.4 million, respectively, while real estate loans and investment securities available for sale declined by $40.3 million and $50.1 million, respectively during the three months ended March  31, 2012.

During the three months ended March 31, 2012, borrower refinancing activities increased as a result of continued low marketplace interest rates, and generated an aggregate amortization level in the Company's real estate loan portfolio that was both unusually high and above the total origination level for the period.  In addition, the Company sold $15.3 million of problem loans during the three months ended March 31, 2012.  Investment securities available for sale declined as a result of $90.3 million of calls experienced during the three months ended March 31, 2012, which were partially offset by $39.8 million of purchases during the period.

A portion of the liquid funds generated from loan amortization and investment security call activities was utilized to purchase $23.2 million of GNMA MBS during the three months ended March 31, 2012, leading to the $12.4 million growth in MBS balances from December 31, 2011, and another portion was retained in cash and due from banks as of March 31, 2012, contributing to the growth of cash and due from banks from December 31, 2011 to March 31, 2012.

Liabilities.  Total liabilities decreased $9.7 million during the three months ended March 31, 2012.  Retail deposits (due to depositors) increased $43.4 million and mortgagor escrow and other deposits, which typically grow during the first and third quarters of each calendar year, grew $38.2 million during the three months ended March 31, 2012.  The additional liquidity generated from these inflows was utilized to prepay $40.0 million of REPOS and $55.0 million in FHLBNY advances.  See " Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

Stockholders' Equity.  Stockholders' equity increased $7.3 million during the three months ended March 31, 2012, due primarily to net income of $10.2 million, $592,000 of common stock issued for the exercise of stock options, a $798,000 aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity, and a net after-tax reduction of $374,000 in the balance of accumulated other comprehensive loss (due to an adjustment in the funded status of a defined benefit plan).  Partially offsetting these items were $4.8 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General.  Net income was $10.2 million during the three months ended March 31, 2012, a reduction of $833,000 from net income of $11.1 million during the three months ended March 31, 2011.  During the comparative period, net interest income declined $1.6 million, and non-interest income decreased by $120,000, which were partially offset by a reduction of $452,000 in non-interest expense, resulting in a net reduction in pre-tax income of $1.3 million.  Income tax expense declined $515,000 during the comparative period due to the reduction in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2012 and 2011 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,440,621	$50,513	5.87%	$3,468,902	$50,629	5.84%
Other loans	1,075	20	7.44	1,149	26	9.05
MBS	83,704	947	4.53	129,635	1,452	4.48
Investment securities	160,792	315	0.78	134,299	316	0.94
Federal funds sold and other short-term investments	158,288	674	1.70	138,285	772	2.23
Total interest-earning assets	3,844,480	$52,469	5.46%	3,872,270	$53,195	5.49%
Non-interest earning assets	208,635			216,952
Total assets	$4,053,115			$4,089,222

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$89,930	$49	0.22%	$99,305	$110	0.45%
Money Market accounts	782,446	1,126	0.58	732,274	1,258	0.70
Savings accounts	357,371	163	0.18	333,129	193	0.23
CDs	978,097	4,388	1.80	1,068,006	5,224	1.98
Borrowed Funds	1,192,982	13,349	4.50	1,256,205	11,367	3.67
Total interest-bearing liabilities	3,400,826	$19,075	2.26%	3,488,919	$18,152	2.11%
Non-interest bearing checking accounts	150,356			135,586
Other non-interest-bearing liabilities	136,571			131,771
Total liabilities	3,687,753			3,756,276
Stockholders' equity	365,362			332,946
Total liabilities and stockholders' equity	$4,053,115			$4,089,222
Net interest income		$33,394			$35,043
Net interest spread			3.20%			3.38%
Net interest-earning assets	$443,654			$383,351
Net interest margin			3.47%			3.62%
Ratio of interest-earning assets to interest-bearing liabilities			113.05%			110.99%

Rate/Volume Analysis

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$(395)	$279	$(116)
Other loans	(2)	(4)	(6)
MBS	(518)	13	(505)
Investment securities	58	(59)	(1)
Federal funds sold and other short-term investments	99	(197)	(98)
Total	$(758)	$32	$(726)

Interest-bearing liabilities:
Interest bearing checking accounts	$(7)	$(54)	$(61)
Money market accounts	89	(221)	(132)
Savings accounts	13	(43)	(30)
CDs	(401)	(435)	(836)
Borrowed funds	(616)	2,598	1,982
Total	$(922)	$1,845	$923
Net change in net interest income	$164	$(1,813)	$(1,649)

During the period January 1, 2009 through March 31, 2012, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through March 2012.  In addition, dislocations in the securitization marketplace for loans secured by multifamily and commercial real estate reduced the overall competition for the Bank's primary loan product, thus permitting reductions in origination rates on these loans to lag the general reductions in their benchmark interest rates.  Both of these factors impacted the Company's net interest margin during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest Income.  Interest income was $52.5 million during the three months ended March 31, 2012, a reduction of $726,000 from the three months ended March 31, 2011, primarily reflecting $505,000 of lower interest income on MBS, and a reduction of $116,000 in interest income on real estate loans.  The declines in interest income on both MBS and real estate loans resulted from a reduction of $45.9 million and $28.3 million, respectively, in their average balance during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  During the period April 1, 2011 through March 31, 2012, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  Similarly, high volumes of prepayment and refinancing in the real estate loan portfolio due to the low interest rate environment resulted in reductions in real estate loans that exceeded new origination volume from April 1, 2011 through March 31, 2012.

Interest Expense.  Interest expense increased $923,000, to $19.1 million, during the three months ended March 31, 2012, from $18.2 million during the three months ended March 31, 2011.  The increase resulted from $3.2 million of additional interest expense recognized on the prepayment of $95.0 million of borrowings during the three months ended March 31, 2012, which was non-recurring in nature.  Partially offsetting this increase were reductions of $836,000 and $132,000 in interest expense on CDs and money markets, respectively, reflecting an orderly reduction in offering rates on these accounts from April 1, 2011 through March 31, 2012.

Provision for Loan Losses.  The provision for loan losses approximated $1.4 million during both the three months ended March 31, 2012 and March 31, 2011.

Non-Interest Income.  Total non-interest income declined $120,000 from the three months ended March 31, 2011 to the three months ended March 31, 2012, due primarily to an increase of $118,000 of OTTI charges recognized on TRUPS (which is recognized as a reduction component of non-interest income).

Non-Interest Expense.  Non-interest expense was $16.4 million during the three months ended March 31, 2012, a reduction of $452,000 from $16.9 million during the three months ended March 31, 2011.

Occupancy and equipment expense declined $218,000, primarily as a result of the acceleration of depreciation on some leasehold fixed assets recognized during the March 2011 quarter.  FDIC insurance costs decreased $625,000 as a result of higher assessment rates effective in the March 2011 transitional quarter between recapitalization plans.

Non-interest expense was 1.62% of average assets during the three months ended March 31, 2012, compared to 1.65% during the three months ended March 31, 2011, reflecting the $452,000 decrease in expenses.

Income Tax Expense.   Income tax expense declined $515,000 during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due primarily to the reduction of $1.3 million in pre-tax earnings.  The Company's consolidated tax rate approximated its normalized 41% during both the three months ended March 31, 2012 and 2011.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2011 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2012.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2012, the Company owned nine mutual fund investments totaling $1.9 million that were designated as trading.  At March 31, 2012, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  Borrowings were reduced by $95.0 million during the three months ended March 31, 2012.  Otherwise, there was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2011 to March 31, 2012.  See "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

Interest Rate Risk Exposure Analysis

Economic Value of Equity ("EVE") Analysis.  At March 31, 2012, the Bank continued to monitor the impact of interest rate volatility upon EVE in the same manner as at December 31, 2011.

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2012 and December 31, 2011.  The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2012 and December 31, 2011.  Interest rate sensitivity is measured by the basis point changes in the various EVE ratios ("EVE Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  EVE Ratios represent the EVE as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the EVE Ratio is considered favorable, while a decline is considered unfavorable.

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

	At March 31, 2012						At December 31, 2011
	Economic Value of Equity
	Dollar Amount	Dollar Change	Percentage Change	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit	EVE Dollar Amount	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit
	(Dollars in Thouisands)
Rate Shock Scenario
+ 200 Basis Points	$418,894	$(11,934)	-2.77%	10.43%	(5)	6.0%	$432,018	10.69%	29	6.0%
Pre-Shock Scenario	430,828	-	-	10.48	-	8.0	429,193	10.40	-	8.0

        The Pre-Shock Scenario EVE was $430.8 million at March 31, 2012, compared to $429.2 million at December 31, 2011, and the EVE Ratio at March 31, 2012 was 10.48% in the Pre-Shock Scenario, compared to 10.40% at December 31, 2011.  Both the Pre-Shock Scenario EVE and the EVE Ratio remained relatively constant due primarily to the similar ending balance of total assets at March 31, 2012 and December 31, 2011, as well as the comparable relationship between the period-end financial asset and liability balances and their respective valuations at March 31, 2012 and December 31, 2011.

        The Bank’s +200 basis point Rate Shock Scenario EVE as of March 31, 2012 declined from its $432.0 million balance at December 31, 2011 to $418.9 million at March 31, 2012, reflecting greater adverse sensitivity in the valuation of real estate loans.  Since amortization rates on real estate loans increased from December 31, 2011 to March 31, 2012, the sensitivity of the these amortization rates also increased at March 31, 2012 compared to December 31, 2011, and adversely impacted the valuation of real estate loans in the +200 basis point Rate Shock Scenario EVE.

        The EVE Ratio was 10.43% in the +200 basis point Rate Shock Scenario at March 31, 2012, a reduction from the EVE Ratio of 10.69% in the +200 basis point Rate Shock Scenario at December 31, 2011, reflecting the reduction in the +200 basis point Rate Shock Scenario EVE during the comparative period.

        At March 31, 2012, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was negative 5 basis points, compared to interest rate sensitivity of positive 29 basis points in the +200 basis point Rate Shock Scenario at December 31, 2011.  While amortization rates on real estate loans increased from December 31, 2011 to March 31, 2012 in the Pre-Shock Scenario EVE, the increase was not evident in the +200 basis point Rate Shock Scenario.  As a result, from December 31, 2011 to March 31, 2012, an increase in the valuation sensitivity of real estate loans transpired, generating a greater adverse impact on their valuation in the +200 basis point Rate Shock Scenario EVE compared to the Pre Shock Scenario in the March 31, 2012 valuation.

 Income Simulation Analysis.  As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model.  This model monitors the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 24 months (a considerably shorter period than measured through the EVE analysis).  The following table reports the changes to the Company's net interest income over the 12-month period ending March 31, 2013 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios.

Instantaneous Change in Interest rate of:	Percentage Change in Aggregate Net Interest Income
+ 200 Basis Points	(3.2)%
+ 100 Basis Points	(1.7)
-100 Basis Points	N/A(1)
(1) Due to the existing low level of interest rates, this calculation was deemed not applicable for the 12-month period ending March 31, 2013 (and was therefore not presented).

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2012, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c) The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended March 31, 2012.  No existing repurchase programs expired during the three months ended March 31, 2012, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of March 31, 2012, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (11)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
4.4
Second Amended and Restated Declaration of Trust, dated as of July 29, 2004, by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust
   Company as Institutional Trustee, Dime Community Bancshares, Inc., as Sponsor, the Administrators of Dime Community Capital Trust I and the holders from time to time of undivided beneficial interests in the assets of Dime Community Capital Trust I (5)

4.5	Indenture, dated as of March 19, 2004, between Dime Community Bancshares, Inc. and Wilmington Trust Company, as trustee (5)
4.6
Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares, Inc., as Guarantor and Wilmington Trust Company,
   as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (5)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (13)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (13)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (13)
10.4	Employment Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (13)
10.5	Employment Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (13)
10.6	Employment Agreement between Dime Community Bancshares, Inc. and Kenneth J. Mahon (13)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (12)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (9)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (9)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (3)
10.13	Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 2001 Stock Option Plans for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan. (3)
10.14
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 2001 Stock Option Plans for Outside Directors, Officers and
   Employees and the 2004 Stock Incentive Plan (3)

10.15	Form of award notice for outside directors under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (3)
10.16	Form of award notice for officers and employees under the Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc. (3)
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete, Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to
   Section 1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (4)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (14)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (Amended and Restated Effective January 1, 2010) (10)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
12.1	Computation of ratio of earnings to fixed charges

31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 17, 2011.
(12)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 9, 2012	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 9, 2012	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)