Form 10-Q
period 2012-06-30
DIME COMMUNITY BANCSHARES INC
filed 2012-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      June 30, 2012
OR

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ❒	SMALLER REPORTING COMPANY ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           ❒                       NO          ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 7, 2012
$.01 Par Value	35,510,676

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	June 30, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$89,584	$43,309
Federal funds sold and other short-term investments	-	951
Total cash and cash equivalents	89,584	44,260
Investment securities held-to-maturity (estimated fair value of $5,603 and $4,924 at June 30, 2012 and December 31, 2011, respectively) (Fully unencumbered)	5,997	6,511
Investment securities available-for-sale, at fair value:
Encumbered	89,095	124,282
Unencumbered	15,677	50,586
	104,772	174,868
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	80,407	90,164
Unencumbered	14,218	3,713
	94,625	93,877
Trading securities	3,354	1,774
Loans:
Real estate, net	3,349,587	3,458,416
Other loans	2,861	2,449
Less allowance for loan losses	(20,243)	(20,254)
Total loans, net	3,332,205	3,440,611
Loans held for sale	343	3,022
Premises and fixed assets, net	32,918	32,646
Federal Home Loan Bank of New York ("FHLBNY") capital stock	42,086	49,489
Goodwill	55,638	55,638
Other assets	118,394	118,484
Total Assets	$3,879,916	$4,021,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,205,811	$2,202,622
Non-interest bearing deposits	149,887	141,079
Total deposits	2,355,698	2,343,701
Escrow and other deposits	105,145	71,812
Securities sold under agreements to repurchase ("REPOS")	155,000	195,000
FHLBNY advances	777,500	939,775
Trust Preferred securities payable	70,680	70,680
Other liabilities	39,594	39,178
Total Liabilities	$3,503,617	$3,660,146
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2012 and December 31, 2011)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,652,609 shares and 51,566,098 shares issued at June 30, 2012 and December 31, 2011, respectively, and 35,345,014 shares and 35,109,045 shares outstanding at June 30, 2012 and December 31, 2011, respectively)	517	516
Additional paid-in capital	233,469	231,521
Retained earnings	370,294	358,079
Accumulated other comprehensive loss, net of deferred taxes	(9,409)	(9,709)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,123)	(3,239)
Unearned Restricted Stock Award common stock	(4,065)	(3,037)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,800)	(8,655)
Treasury stock, at cost (16,307,595 shares and 16,457,053 shares at June 30, 2012 and December 31, 2011, respectively)	(202,584)	(204,442)
Total Stockholders' Equity	$376,299	$361,034
Total Liabilities And Stockholders' Equity	$3,879,916	$4,021,180
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans secured by real estate	$47,259	$51,857	$97,772	$102,486
Other loans	28	24	48	50
Mortgage-backed securities	832	1,330	1,779	2,782
Investment securities	505	382	820	698
Federal funds sold and other short-term investments	639	677	1,313	1,449
Total interest income	49,263	54,270	101,732	107,465
Interest expense:
Deposits and escrow	5,422	6,798	11,148	13,583
Borrowed funds	9,343	11,312	22,692	22,679
Total interest expense	14,765	18,110	33,840	36,262
Net interest income	34,498	36,160	67,892	71,203
Provision for loan losses	2,275	1,662	3,732	3,088
Net interest income after provision for loan losses	32,223	34,498	64,160	68,115
Non-interest income:
Other than temporary impairment ("OTTI") losses:	-	(574)	(187)	(637)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	-	6	-
Net OTTI recognized in earnings	-	(574)	(181)	(637)
Service charges and other fees	802	901	1,596	1,664
Net mortgage banking income	1,095	203	1,216	296
Net gain on sales of securities and other assets	8	21	114	67
Income from bank owned life insurance	420	447	841	914
Other	663	736	1,192	1,340
Total non-interest income	2,988	1,734	4,778	3,644
Non-interest expense:
Salaries and employee benefits	8,519	8,061	17,507	16,795
Stock benefit plan amortization expense	958	955	1,909	1,948
Occupancy and equipment	2,434	2,403	4,905	5,092
Federal deposit insurance premiums	457	347	1,055	1,571
Data processing costs	742	784	1,476	1,476
Other	2,566	2,533	5,232	5,061
Total non-interest expense	15,676	15,083	32,084	31,943
Income before income taxes	19,535	21,149	36,854	39,816
Income tax expense	8,004	8,811	15,076	16,398
Net income	$11,531	$12,338	$21,778	$23,418
Earnings per Share:
Basic	$0.34	$0.37	$0.64	$0.70
Diluted	$0.34	$0.36	$0.64	$0.69

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$11,531	$12,338	$21,778	$23,418
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $43 and $14 during the three months ended June 30, 2012 and 2011, respectively, and $64 and $26 during the six months ended June 30, 2012 and 2011, respectively	53	18	78	32
Reduction in non-credit component of OTTI charge, net of taxes of $122 and $290 during the three months ended June 30, 2012 and 2011, respectively, and $127 and $566 during the six months ended June 30, 2012 and 2011, respectively	149	352	154	688
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(3) during the six months ended June 30, 2011	-	-	(3)	-
Reclassification adjustment for securities sold during the period, net of taxes of $20 during the three months and six months ended June 30, 2012	24	-	24	-
Net unrealized securities gains arising during the period, net of (tax benefits) taxes of $(245) and $304 during the three months ended June 30, 2012 and 2011, respectively and $(218) and $37 during the six months ended June 30, 2012 and 2011, respectively	(300)	368	(265)	44
Defined benefit plan adjustments, net of taxes of $256 during the six months ended June 30, 2012 and $23 during the six months ended June 30, 2011	-	-	312	27
Comprehensive Income	$11,457	$13,076	$22,078	$24,209
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Common Stock (Par Value $0.01):
Balance at beginning of period	$516	$512
Shares issued in exercise of options	1	2
Balance at end of period	517	514
Additional Paid-in Capital:
Balance at beginning of period	231,521	225,585
Stock options exercised	812	1,800
Forfeited restricted stock award shares returned to treasury stock	(3)	2
Tax benefit of stock plans	189	305
Release from treasury stock for restricted stock award and BMP benefit shares	217	500
Amortization of excess fair value over cost – ESOP stock and stock options expense	733	804
Balance at end of period	233,469	228,996
Retained Earnings:
Balance at beginning of period	358,079	329,668
Net income for the period	21,778	23,418
Cash dividends declared and paid	(9,563)	(9,417)
Balance at end of period	370,294	343,669
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(9,709)	(6,352)
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax	78	32
Reduction in non-credit component of OTTI charge, net of tax	154	688
Non-credit component of OTTI charge recognized during the period, net of tax	(3)	-
Decrease (Increase) in unrealized loss on available-for-sale securities during the period	(241)	44
Adjustments related to defined benefit plans, net of tax	312	27
Balance at end of period	(9,409)	(5,561)
ESOP:
Balance at beginning of period	(3,239)	(3,470)
Amortization of earned portion of ESOP stock	116	116
Balance at end of period	(3,123)	(3,354)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,037)	(2,684)
Amortization of earned portion of restricted stock awards	899	700
Release from treasury stock for restricted stock award and BMP benefit shares	(1,959)	(1,953)
Forfeited restricted stock award shares returned to treasury stock	32	22
Balance at end of period	(4,065)	(3,915)
Treasury Stock, at cost:
Balance at beginning of period	(204,442)	(206,546)
Forfeited restricted stock award shares returned to treasury stock	(29)	(24)
Release from treasury stock for restricted stock award and BMP benefit shares	1,887	2,129
Balance at end of period	(202,584)	(204,441)
Common Stock Held by BMP:
Balance at beginning of period	(8,655)	(7,979)
BMP award distribution	-	21
Release from treasury stock for restricted stock award and BMP benefit shares	(145)	(676)
Balance at end of period	(8,800)	(8,634)

Total Stockholders' Equity	$376,299	$347,274

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)
	Six Months Ended June 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,778	$23,418
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sale of loans originated for sale	(8)	14
Net gain on sale of investment securities available-for-sale	(44)	-
Net gain on trading securities	(70)	(53)
Net depreciation and amortization	678	1,526
ESOP compensation expense	542	561
Stock plan compensation (excluding ESOP)	1,206	1,059
Provision for loan losses	3,732	3,088
Credit to reduce the liability for loans sold with recourse	(967)	-
OTTI charge for investment securities recognized in earnings	181	637
Increase in cash surrender value of Bank Owned Life Insurance	(841)	(914)
Deferred income tax credit	(137)	(718)
Excess tax benefit of stock plans	(189)	(305)
Changes in assets and liabilities:
Origination of loans held for sale	(2,061)	(3,050)
Proceeds from sale of loans held for sale	5,748	6,448
Decrease in other assets	1,009	3,341
Increase (decrease) in other liabilities	1,952	(1,568)
Net cash provided by operating activities	32,509	33,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments of investment securities held-to-maturity	818	81
Proceeds from maturities of investment securities available-for-sale	-	-
Proceeds from calls and principal repayments of investment securities available-for-sale	150,320	94,000
Proceeds from sales of investment securities available-for-sale	313	-
Proceeds from sales of trading securities	171	-
Purchases of investment securities available-for-sale	(80,086)	(172,910)
Purchases of mortgage backed securities available-for-sale	(23,186)	-
Purchases of trading securities	(1,681)	(286)
Principal collected on mortgage backed securities available-for-sale	21,513	26,573
Purchases of loans	(8,968)	(29,951)
Proceeds from the sale of portfolio loans	19,244	15,040
Net decrease in loans	93,398	58,459
Purchases of fixed assets, net	(938)	(2,506)
Redemption of FHLBNY capital stock	7,403	2,229
Net cash provided by (used in) investing activities	178,321	(9,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	11,997	65,391
Net increase in escrow and other deposits	33,333	20,924
Decrease in REPOS	(40,000)	-
Repayment of FHLBNY advances	(162,275)	(50,750)
Cash dividends paid	(9,563)	(9,417)
Exercise of stock options	813	1,802
BMP award distribution	-	21
Excess tax benefit of stock plans	189	305
Net cash (used in) provided by financing activities	(165,506)	28,276
INCREASE IN CASH AND DUE FROM BANKS	45,324	52,489
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	44,260	90,729
CASH AND DUE FROM BANKS, END OF PERIOD	$89,584	$143,218
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$15,216	$13,718
Cash paid for interest	34,366	36,591
Loans transferred to held for sale	1,000	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	142	58
Net decrease in non-credit component of OTTI	(3)	(1,254)
Adjustments to other comprehensive income from defined benefit plans, net of tax	312	27
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands Except Per Share Amounts)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company") is a Delaware corporation and parent company of the Bank, a New York State chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, Dime Community Capital Trust 1 and 842 Manhattan Avenue Corp.  The Bank's direct subsidiaries are Boulevard Funding Corp., Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.), DSBW Preferred Funding Corporation, DSBW Residential Preferred Funding Corp., Dime Reinvestment Corp. and 195 Havemeyer Corp.

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, as well as mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Enterprises ("GSEs"), and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2012 and December 31, 2011, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the changes in stockholders' equity and cash flows for the six months ended June 30, 2012 and 2011.  The results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2012.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see “Part I - Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of areas in the accompanying condensed consolidated financial statements where significant estimates are utilized.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ("ASU 2011-08").  Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing additional impairment testing is unnecessary. However, if an entity concludes otherwise, it is required to calculate the fair value of the reporting unit and compare the fair value with the carrying amount of the reporting unit, as described in the accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. While early adoption was permitted, the Company did not elect to early adopt ASU 2011-08.  Adoption of ASU 2011-08 did not have a material impact upon the Company's consolidated financial condition or results of operations.

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

In May 2011, FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ("ASU 2011-04").  ASU 2011-04 was issued concurrently with International Financial Reporting Standards ("IFRS") No. 13, "Fair Value Measurements," and these respective standards substantially converge the guidance in GAAP and IFRS on fair value measurements and disclosures.  ASU 2011-04 amended several aspects of the fair value measurement guidance in FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurement," as follows: 1) application of the concepts of highest and best use and valuation premise; 2) introduction of an option to measure groups of offsetting assets and liabilities on a net basis; 3) incorporation of certain premiums and discounts in fair value measurements; and 4) initiating a requirement to disclose the measurement of the fair value of certain instruments classified in shareholders' equity.  ASU 2011-04 additionally included several new fair value disclosure requirements, including, among others, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of the sensitivity of Level 3 measurementsto changes in unobservable inputs.  The Company adopted ASU 2011-04 effective January 1, 2012.  Adoption of ASU 2011-04 did not have a material impact upon the Company's consolidated financial condition or results of operations.

4.   TREASURY STOCK

The Holding Company did not repurchase any of its common stock into treasury during the three months ended June 30, 2012 or 2011.

On April 30, 2012, 141,289 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Holding Company's common stock on that date was $13.86, and the shares were released utilizing the average historical cost method.  On May 1, 2012, 10,729 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Holding Company's common stock on that date was $13.55, and the shares were released utilizing the average historical cost method.

On April 29, 2011, 126,304 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan.  The closing price of the Holding Company's common stock on that date was $15.46, and the shares were released utilizing the average historical cost method.  On May 3, 2011, 45,056 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Holding Company's common stock on that date was $15.16, and the shares were released utilizing the average historical cost method.

The Holding Company returned 2,371 and 1,984 forfeited restricted stock awards into treasury stock during the six months ended June 30, 2012 and June 30, 2011, respectively.

5.   ACCOUNTING FOR GOODWILL

The Company has designated the last day of its fiscal year as its date for annual impairment testing.  The Company performed an impairment test as of December 31, 2011 and concluded that no impairment of goodwill existed.  No events or circumstances have occurred subsequent to December 31, 2011 that would, in management's opinion, reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with FASB ASC reference number 350.

6.   EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury stock and unallocated ESOP shares are excluded.  Vested restricted stock award shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.   Unvested restricted stock award shares are recognized as a special class of securities under ASC 260.

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net Income per the Consolidated Statements of Operations	$11,531	$12,338	$21,778	$23,418
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	34,180,983	33,695,418	34,113,168	33,582,080
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options, net of the effect of tax benefits	48,219	170,490	66,928	211,636
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	34,229,202	33,865,908	34,180,096	33,793,716

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 2,203,024 and 1,263,877 weighted-average stock options outstanding for the three-month periods ended June 30, 2012 and 2011, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 1,331,331 and 1,232,350 weighted-average stock options outstanding for the six-month periods ended June 30, 2012 and 2011, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the six-months ended June 30, 2012 and 2011, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2011, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2012	2011	2012	2011
Options outstanding – beginning of period	2,832,513	3,092,127	2,893,760	3,213,007
Options granted	24,440	91,583	24,440	91,583
Options exercised	(25,264)	(104,670)	(86,511)	(220,989)
Options forfeited	(1,387)	-	(1,387)	(4,561)
Options outstanding – end of period	2,830,302	3,079,040	2,830,302	3,079,040
Remaining unrecognized compensation expense	$482	$713	$482	$713

The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total options granted	24,440	91,583	24,440	91,583
Estimated fair value on date of grant	$4.09	$4.82	$4.09	$4.82
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	6.53	6.80	6.53	6.80
Interest rate	1.21%	2.59%	1.21%	2.59%
Volatility	45.17	42.35	45.17	42.35
Dividend yield	4.04	3.62	4.04	3.62

Restricted Stock Awards

The Company, from time to time, issues restricted stock awards to outside directors and officers under the 2004 Stock Incentive Plan.  Typically, awards to outside directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four-year period.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2012	2011	2012	2011
Unvested allocated shares – beginning of period	324,454	307,783	324,454	309,783
Shares granted	141,289	126,304	141,289	126,304
Shares vested	(135,369)	(107,649)	(135,369)	(109,649)
Shares forfeited	(2,371)	(1,984)	(2,371)	(1,984)
Unvested allocated shares – end of period	328,003	324,454	328,003	324,454

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed use commercial (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate, and construction and land acquisition loans, as well as one-to four family residential and cooperative apartment loans in excess of the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area (the "FNMA Limits").  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

All loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both June 30, 2012 and December 31, 2011.

The Bank had no loans classified as Doubtful at June 30, 2012 or December 31, 2011.

The following is a summary of the credit risk profile of  real estate loans (including deferred costs) by internally assigned grade as of the date indicated:

	Balance at June 30, 2012
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$65,072	$2,492,988	$330,680	$354,025	$-	$3,242,766
Special Mention	470	8,430	5,518	8,369	-	22,787
Substandard	9,861	5,809	7,103	42,369	570	65,711
Total real estate loans individually assigned a credit grade	$75,403	$2,507,227	$343,301	$404,763	$570	$3,331,264
Real estate loans not individually assigned a credit grade (1)	$18,323	-	-	-	-	$18,323
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances equal to or less than the FNMA Limits.  The credit quality of these loans was instead evaluated based upon payment activity.

	Balance at December 31, 2011
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$66,949	$2,587,573	$320,556	$364,462	$-	$3,339,540
Special Mention	1,133	7,101	10,562	9,244	2,576	30,616
Substandard	2,635	8,245	7,152	39,610	623	58,265
Total real estate loans individually assigned a credit grade	$70,717	$2,602,919	$338,270	$413,316	$3,199	$3,428,421
Real estate loans not individually assigned a credit grade (1)	$29,995	-	-	-	-	$29,995
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at June 30, 2012	Balance at December 31, 2011
Pass	$2,859	$2,445
Substandard (non-accrual)	2	4
Total	$2,861	$2,449

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At June 30, 2012
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$468	$-	-	$1,161	$1,629	$92,097	$93,726
Multifamily residential and residential mixed use	2,216	4	$198	3,622	6,040	2,501,187	2,507,227
Mixed use commercial real estate	4,843	-	-	720	5,563	337,738	343,301
Commercial real estate	-	-	2,436	7,813	10,249	394,514	404,763
Construction	-	-	-	-	-	570	570
Total real estate	$7,527	4	$2,634	$13,316	$23,481	3,326,106	$3,349,587
Consumer	$3	$2	-	$2	$7	$2,854	$2,861
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2012.

At December 31, 2011
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$1,221	$-	-	$2,205	$3,426	$97,286	$100,712
Multifamily residential and residential mixed use	2,589	-	$946	7,069	10,604	2,592,315	2,602,919
Mixed use commercial real estate	4,976	-	-	5,591	10,567	327,703	338,270
Commercial real estate	478	-	2,874	11,083	14,435	398,881	413,316
Construction	-	-	-	-	-	3,199	3,199
Total real estate	$9,264	-	$3,820	$25,948	$39,032	$3,419,384	$3,458,416
Consumer	$12	$5	-	$4	$21	$2,428	$2,449
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2011.

Accruing Loans 90 Days or More Past Due:

At June 30, 2012, the Bank owned two real estate loans totaling $2,634 that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  Management expects that these loans will either be satisfied or formally re-financed in the future.  As a result, these loans remained on accrual status at June 30, 2012 and were deemed performing assets.  At December 31, 2011, the Bank owned five real estate loans totaling $3,820 that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  These loans remained on accrual status at December 31, 2011 and were deemed performing assets.  With the exception of one loan with an outstanding balance of $2,872, the remaining four loans were either fully re-financed or satisfied during the six months ended June 30, 2012, or are expected to execute a re-financing agreement during the three months ending September 30, 2012.

Troubled Debt Restructured Loans ("TDRs").

At June 30, 2012, the Bank had twenty-two loans totaling $51,535 with terms that were modified in a manner that met the criteria for a TDR.  Thirteen of these TDRs totaling $47,738 were commercial real estate loans, six loans totaling $2,434 were multifamily residential and residential mixed-use real estate loans, two loans totaling $622 were mixed use loans with four units or less and the remaining $741 loan was a mixed-use commercial real estate loan.  At December 31, 2011, the Bank had twenty-two loans totaling $48,753 with terms that were modified in a manner that met the criteria for a TDR.  Twelve of these TDRs totaling $44,458 were commercial real estate loans, three loans totaling $1,657 were mixed-use commercial real estate loans, five loans totaling $2,013 were multifamily residential and residential mixed-use real estate loans and the remaining two loans totaling $625 were mixed use loans with four units or less.  (See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality – TDRs" for a discussion of the criteria assessed in determining whether a loan modification has resulted in a TDR).

The following table summarizes outstanding TDRs as of the dates indicated:

	As of June 30, 2012		As of December 31, 2011
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	22	$51,535	22	$48,753
TDRs on accrual status at period end	19	43,722	17	40,688
TDRs on non-accrual status at period end	3	7,813	5	8,065

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not had any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both June 30, 2012 and December 31, 2011.

There were no modification agreements entered into during the three months ended either June 30, 2012 or 2011 that met the criteria of a TDR.  The following tables summarize activity related to TDRs for the periods indicated:

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	1	$459	$459	1	$364	$364
Commercial real estate	2	4,430	4,430	-	-	-
TOTAL	3	$4,889	$4,889	1	$364	$364

The Bank's allowance for loan losses at June 30, 2012 reflected $581 of allocated reserve associated with modifications identified as TDRs.  The Bank's allowance for loan losses at December 31, 2011 reflected $1,851 of allocated reserve associated with modifications identified as TDRs as of December 31, 2011.  The reduction in the aggregate balance of allocated reserve associated with TDRs from December 31, 2011 to June 30, 2012 reflected both the removal $1,034 of such reserve on nine TDRs, as the improvement in the underlying conditions of these loans resulted in the determination that the allocated reserve was no longer warranted, as well as $154 of reserves that were charged-off upon the disposal of two TDRs during the three months ended June 30, 2012.  Otherwise, there was no impact on the Bank's allowance for loan losses related to TDRs as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

As of June 30, 2012, there were no TDRs modified within the previous 12 months that defaulted subsequent to modification (thus no significant impact to the allowance for loan losses during the three-month or six-month periods ended June 30, 2012 related to such loans).

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan’s existing rate.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, an allocated reserve within the allowance for loan losses can be recognized in limited instances.

Please refer to Note 9 for tabular information related to impaired loans.

Delinquent Serviced Loans Subject to the First Loss Position

As of June 30, 2012 and December 31, 2011, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with these loans (the "First Loss Position").

Under the terms of its seller/servicer agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the sold loans until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA or it enters Other Real Estate Owned ("OREO") status; (ii) the entire pool of loans sold to FNMA have either been fully satisfied or enter OREO status; or (iii) the First Loss Position is fully exhausted.

At June 30, 2012, within the pool of multifamily loans sold to FNMA, two loans totaling $706 were delinquent between 30 and 89 days, and one $1,336 loan was 90 days or more delinquent.  At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1,342 loan was delinquent between 30 and 89 days, and one $757 loan was 90 days or more delinquent.

9.   ALLOWANCE FOR LOAN LOSSES AND LIABILITY FOR FIRST LOSS POSITION ON MULTIFAMILY LOANS SOLD TO FNMA

The allowance for loan losses may consist of specific and general components.  The Bank’s periodic evaluation of its allowance for loan losses (specific or general) has traditionally been comprised of three primary components: (1) impaired loans;  (2) special mention loans; and (3) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): 1) real estate loans; and 2) consumer loans.  Within the segments, the Bank analyzes the allowance based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company’s loan portfolio, and were thus evaluated in aggregate as of both June 30, 2012 and December 31, 2011.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, impairment measured from a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both June 30, 2012 and December 31, 2011.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Special Mention Loan Component

At both June 30, 2012 and December 31, 2011, the reserve allocated within the allowance for loan losses associated with loans internally classified as Special Mention (excluding impaired loans internally designated as Special Mention) reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at June 30, 2012 and December 31, 2011.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans declined from $800 at December 31, 2011 to $520 at June 30, 2012, due to a reduction of $6,728 in non-impaired Special Mention loans from December 31, 2011 to June 30, 2012.

Pass Graded Loan Component

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with pass graded real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and cooperative unit; 2) multifamily residential and residential mixed use; 3) mixed use commercial real estate, 4) commercial real estate; and 5) construction and land acquisition.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for pass graded real estate loans:

(i)	Charge-off experience
(ii)	Economic conditions
(iii)	Underwriting standards or experience
(iv)	Loan concentrations
(v)	Loan seasoning

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience – Loans within the pass graded loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.

(ii) Economic conditions - At both June 30, 2012 and December 31, 2011, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are then incorporated into the methodology.  The Bank modified only certain less critical underwriting practices during the years ended June 30, 2012 and December 31, 2011, and, as a result, this component did not impact the methodology at either June 30, 2012 or December 31, 2011.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) Loan Seasoning – The Bank analyzes its charge-off history in order to determine whether loans that are over three years past their origination date (referred to as seasoned loans) have experienced lower loss levels, and would thus warrant a lower expected loss percentage.  This element was given minimal consideration in the June 30, 2012 and December 31, 2011 evaluations.  The minimal consideration resulted from an analysis of the loss experience recognized during the recent recessionary period (to which the Company migrated late in 2010), which concluded that the age or seasoning of a loan did not inversely correlate to the Bank's loss experience.

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

The following table presents data regarding activity in the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended June 30, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$313	$13,871	$2,249	$3,011	$-	$19,444	$24
Charge-offs	(110)	(1,241)	(136)	(163)	-	(1,650)	(2)
Recoveries	15	63	11	1	-	90	-
Transfer from the reserve for loan commitments	-	18	10	34	-	62	-
Provision	40	1,840	47	347	-	2,274	1
Ending balance	$258	$14,551	$2,181	$3,230	$-	$20,220	$23

Ending balance – loans individually evaluated for impairment	$1,061	$6,254	$1,462	$50,173	-	$58,951	$-
Ending balance – loans collectively evaluated for impairment	92,665	2,500,973	341,839	354,590	570	3,290,636	2,861
Allowance balance associated with loans individually evaluated for impairment	8	-	-	573	-	581	-
Allowance balance associated with loans collectively evaluated for impairment	250	14,551	2,181	2,657	-	19,639	23

At or for the Three Months Ended June 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$280	$14,425	$1,074	$3,532	$318	$19,629	$34
Charge-offs	(8)	(129)	(61)	(1,039)	(725)	(1,962)	(13)
Recoveries	-	4	1	37	-	42	-
Transfer from reserve for loan commitments	-	61	33	29	3	126	-
Provision	127	35	61	848	583	1,654	8
Ending balance	$399	$14,396	$1,108	$3,407	$179	$19,489	$29

At or for the Six Months Ended June 30, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26
Charge-offs	(640)	(2,138)	(663)	(485)	(3)	(3,929)	(10)
Recoveries	15	87	11	1	-	114	-
Transfer from the reserve for loan commitments	-	52	5	25	-	82	-
Provision (reduction)	403	2,237	1,300	(94)	(121)	3,725	7
Ending balance	$258	$14,551	$2,181	$3,230	$-	$20,220	$23

At or for the Six Months Ended June 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34
Charge-offs	(83)	(495)	(264)	(1,596)	(725)	(3,163)	(13)
Recoveries	-	125	4	134	-	263	-
Transfer from (to) reserve for loan commitments	-	158	(6)	14	10	176	-
Provision	73	382	43	2,034	549	3,081	8
Ending balance	$399	$14,396	$1,108	$3,407	$179	$19,489	$29

	As of December 31, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$2,547	$10,028	$6,739	$51,070	-	$70,384	$-
Ending balance – loans collectively evaluated for impairment	98,165	2,592,891	331,531	362,246	3,199	3,388,032	2,449
Allowance balance associated with loans individually evaluated for impairment	130	45	73	1,927	-	2,175	-
Allowance balance associated with loans collectively evaluated for impairment	350	14,268	1,455	1,856	124	18,053	26

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment).  For purposes of these tables, adjustments between the unpaid principal balance and recorded investment (including accrued interest receivable) are deemed to be immaterial:

At June 30, 2012
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$849	$849	$-
With an allocated reserve	212	212	8
Multifamily Residential and Residential Mixed Use
With no allocated reserve	6,254	6,254	-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,462	1,462	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	34,862	34,862	-
With an allocated reserve	15,311	15,311	573
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$43,427	$43,427	$-
With an allocated reserve	$15,523	$15,523	$581

At December 31, 2011
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,136	$1,136	$-
With an allocated reserve	1,411	1,411	130
Multifamily Residential and Residential Mixed Use
With no allocated reserve	9,338	9,338	-
With an allocated reserve	690	690	45
Mixed Use Commercial Real Estate
With no allocated reserve	5,780	5,780	-
With an allocated reserve	959	959	73
Commercial Real Estate
With no allocated reserve	11,812	11,812	-
With an allocated reserve	39,258	39,258	1,927
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$28,066	$28,066	$-
With an allocated reserve	$42,318	$42,318	$2,175

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$855	$25	$1,828	$10	$948	$33	$1,828	$17
With an allocated reserve	212	5	-	-	612	9	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	6,733	124	9,595	130	7,131	255	11,243	246
With an allocated reserve	-	-	-	-	700	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,721	19	4,771	50	3,074	44	3,977	85
With an allocated reserve	-	-	-	-	320	-	-	-
Commercial Real Estate
With no allocated reserve	35,226	417	14,066	97	27,421	914	14,374	145
With an allocated reserve	15,322	189	5,829	102	23,301	379	5,836	259
Construction
With no allocated reserve	-	-	2,790	122	-	-	3,360	213
With an allocated reserve	-	-	-	-	-	-	-	-
Total
With no allocated reserve	$44,535	$585	$33,050	$409	$38,574	$1,246	$34,782	$706
With an allocated reserve	$15,534	$194	$5,829	$102	$24,933	$388	$5,836	$259

Liability for First Loss Position

The Bank maintains a liability in relation to the First Loss Position that reflects estimated losses associated with loans to which the First Loss Position applies at each period end.  For performing loans within the FNMA serviced pool, the liability recognized is computed in a similar manner to the calculation of the allowance for loan losses associated with performing multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related liability:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2012	2011	2012	2011
Outstanding balance of multifamily loans serviced for FNMA at period end	$291,733	$333,826	$291,733	$333,826
Total First Loss Position at end of period	16,356	16,356	16,356	16,356
Liability on the First Loss Position
Balance at beginning of period	$2,958	$2,993	$2,993	$2,993
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	-	-	-
Credit for losses on problem loans(1)	(967)	-	(967)	-
Charge-offs and other net reductions in balance	(307)	-	(342)	-
Balance at period end	$1,684	$2,993	$1,684	$2,993
(1) Amount recognized as a component of mortgage banking income during the period.

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at June 30, 2012:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$16,924	$7,979	$(655)	-	$(1,327)(2)	$5,997	$(394)	$5,603
Investment securities available for sale:
Registered Mutual Funds	5,116	3,691	-	1,150	-	4,841	-	4,841
Agency notes	99,819	99,819	-	160	(48)	99,931	-	99,931
Pass-through MBS issued by GSEs	57,809	57,809	-	3,814	-	61,623	-	61,623
Collateralized mortgage obligations ("CMOs") issued by GSEs	30,564	30,564	-	96	-	30,660	-	30,660
Private issuer pass through MBS	1,213	1,213	-	-	(28)	1,185	-	1,185
Private issuer CMOs	1,132	1,132	-	25	-	1,157	-	1,157
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2011:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
TRUPS	$17,884	$8,910	$(929)	-	$(1,470)(2)	$6,511	$(1,587)	$4,924
Investment securities available for sale:
Registered Mutual Funds	5,049	3,624	-	935	-	4,559	-	4,559
Agency notes	170,362	170,362	-	37	(90)	170,309	-	170,309
Pass-through MBS issued by GSEs	71,008	71,008	-	4,554	-	75,562	-	75,562
CMOs issued by GSEs	15,128	15,128	-	261	-	15,389	-	15,389
Private issuer pass through MBS	1,614	1,614	-	-	(110)	1,504	-	1,504
Private issuer CMOs	1,400	1,400	-	22	-	1,422	-	1,422
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At June 30, 2012, the agency note investments in the table on the preceding page had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
One year or less	$15,001	$14,983
Due after one year through five years	84,748	84,878
Due after five years through ten years	70	70
TOTAL	$99,819	$99,931

The held-to-maturity TRUPS had a weighted average term to maturity of 22.6 years at June 30, 2012.  At June 30, 2012, MBS available-for-sale (which included pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 20.1 years and a weighted average estimated duration of 1.2 years.  There were no sales of MBS available-for-sale during the three-month or six-month periods ended June 30, 2012 or 2011. Sales of other investment securities available-for-sale were not material during the three months ended June 30, 2012 and 2011.

As of each reporting period through June 30, 2012, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for the TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of June 30, 2012, six TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At June 30, 2012, these six securities had credit ratings ranging from "D" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended June 30, 2012			At or for the Three Months Ended June 30, 2011
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$9,155	$926	$10,081	$8,310	$1,591	$9,901
OTTI recognized on securities with previous OTTI	-	-	-	574	-	574
Reductions and transfers to credit-related OTTI	-	(181)	(181)	-	(640)	(640)
Amortization of previously recognized OTTI	(210)	(90)	(300)	-	(1)	(1)
Cumulative balance at end of the period	$8,945	$655	$9,600	$8,884	$950	$9,834

	At or for the Six Months Ended June 30, 2012			At or for the Six Months Ended June 30, 2011
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,974	$930	$9,904	$8,247	$2,203	$10,450
OTTI recognized on securities with previous OTTI	181	6	187	637	-	637
Reductions and transfers to credit-related OTTI	-	(181)	(181)	-	(1,245)	(1,245)
Amortization of previously recognized OTTI	(210)	(100)	(300)	-	(8)	(8)
Cumulative balance at end of the period	$8,945	$655	$9,600	$8,884	$950	$9,834

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of June 30, 2012, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	-	-	$3,401	$2,155	$3,401	$2,155
Available-for-Sale Securities:
Agency notes	39,953	48	-	-	39,953	48
Private issuer pass through MBS	-	-	1,185	28	1,185	28
TOTAL	$39,953	$48	$4,586	$2,183	$44,539	$2,231
(1)
At June 30, 2012, the recorded balance of these securities was $4,229.  This balance reflected the remaining unrealized loss of $1,327 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2012, impairment of two of the TRUPS, with an amortized cost of $5,556, was deemed temporary.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $2,155 at June 30, 2012, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At June 30, 2012, both of these securities had ratings ranging from "CC" to "Ba1."  Despite the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at June 30, 2012 were temporary, and that all contractual principal and interest payments were expected to be received by their respective contractual maturities.  In reaching this determination, management considered the following:

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

At June 30, 2012, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $1,213 and an unrealized loss of $28. The Company's investment is in the most senior tranche (or repayment pool) of this security.  The private label pass-through MBS has made all contractual principal and interest payments, and reduced its principal balance by approximately 37% during the twelve months ended June 30, 2012.  At June 30, 2012, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the then existing economic environment, and determined that it could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell it before the recovery of its remaining amortized cost.

The following summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2011, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	-	-	$4,924	$3,986	$4,924	$3,986
Available-for-Sale Securities:
Agency notes	$114,885	$90	-	-	114,885	90
Private issuer pass through MBS	-	-	1,505	109	1,505	109
TOTAL	$114,885	$90	$6,429	$4,095	$121,314	$4,185
(1) At December 31, 2011, the recorded balance of these securities was $6,511.  This balance reflected both the remaining unrealized loss of $1,470 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity) for two TRUPS that have not been deemed OTTI, and an unrealized loss of $929 that has been recognized in accumulated other comprehensive loss that represents the non-credit component of impairment for six TRUPS that have been deemed OTTI.  In accordance with both ASC 320-10-35-17 and 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

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

Assets Measured at Fair Value on a Recurring Basis at June 30, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months and Six Months Ended June 30, 2012
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$871	$871	$-	$-	$-
International Equity Mutual Funds	114	114	-	-	-
Fixed Income Mutual Funds	2,369	2,369	-	-	-
Investment securities available-for-sale:					-
Agency notes	99,931	-	99,931	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	3,405	3,405	-	-	-
International Equity Mutual Funds	316	316	-	-	-
Fixed Income Mutual Funds	1,120	1,120	-	-	-
MBS available-for-sale	94,625	-	94,625	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months and Six Months Ended June 30, 2011
Trading Securities (Registered Mutual Funds)
Domestic Equity Mutual Funds	$780	$780	$-	$-	$-
International Equity Mutual Funds	108	108	-	-	-
Fixed Income Mutual Funds	886	886	-	-	-
Investment securities available-for-sale:
Agency notes	170,309	-	170,309	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	3,162	3,162	-	-	-
International Equity Mutual Funds	315	315	-	-	-
Fixed Income Mutual Funds	1,082	1,082	-	-	-
MBS available-for-sale	93,877	-	93,877	-	-

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

The Company's available-for-sale investment securities and MBS at June 30, 2012 were categorized as follows:

Description	Percentage of Total	Valuation Level
Agency notes	50.1%	Two
Pass Through MBS or CMOs issued by GSEs	46.3	Two
Mutual fund investments	2.4	One
Private issuer MBS or CMOs	1.2	Two

The Company's available-for-sale investment securities and MBS at December 31, 2011 were categorized as follows:

Description	Percentage of Total	Valuation Level
Agency notes	63.4%	Two
Pass Through MBS or CMOs issued by GSEs	33.8	Two
Mutual fund investments	1.7	One
Private issuer MBS or CMOs	1.1	Two

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both June 30, 2012 and December 31, 2011.  Obtaining market values as of June 30, 2012 and December 31, 2011 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of both June 30, 2012 and December 31, 2011.  Obtaining market values as of June 30, 2012 and December 31, 2011 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

As of June 30, 2012 and December 31, 2011, the Company owned one private issuer pass through MBS.  This security had an amortized cost basis of $1,213 at June 30, 2012.  The Company's investment is within the senior tranche of this security, and its contractual interest rate was 5.0% at both June 30, 2012 and December 31, 2011.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of June 30, 2012, had a weighted average coupon of 5.22% and a weighted average loan-to-value ratio of 41%.  Approximately 20% of the underlying mortgages are located in California, while the remainder are diversified geographically, and less than 17% of the total underlying mortgage pool was delinquent at June 30, 2012.   The credit ratings on this security ranged from Caa1 to CC at June 30, 2012.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at June 30, 2012 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible independent market sources, and verified that the values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of June 30, 2012 and December 31, 2011, the Company owned one private issuer CMO.  This security had an amortized cost basis of $1,132 at June 30, 2012.  The Company's investment is within the senior tranche of this security, and its contractual interest rate was 4.5% at both June 30, 2012 and December 31, 2011.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of June 30, 2012, had a weighted average coupon of 5.41% and a weighted average loan-to-value ratio approximating 23%. Approximately 42% of the underlying mortgages are located in California, while the remainder are diversified geographically.  Less than 3% of the total underlying mortgage pool was delinquent at June 30, 2012.   This security possessed the highest possible credit rating published by at least one established credit rating agency at June 30, 2012.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at June 30, 2012 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended June 30, 2012		Losses for the Six Months Ended June 30, 2012
Impaired loans:
One- to Four Family Residential and Cooperative Unit	$211	-	-	$211	-		221	(1)
Multifamily Residential and Residential Mixed Use Real Estate	3,565	-	-	3,565	1,178	(1)	2,052	(1)
Mixed Use Commercial Real Estate	721	-	-	721	125	(1)	651	(1)
Commercial Real Estate	6,472	-	$5,500	972	162	(1)	484	(1)
 (1)  Amount represents charge-offs recognized on impaired loans during the three-month and six-month periods ended June 30, 2012.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended June 30, 2011		Losses for the Six Months Ended June 30, 2011
TRUPS(1)	$285	$-	$-	$285	$574		$673
Impaired loans
One- to Four Family Residential and Cooperative Unit	2,013	-	-	2,013	-		-
Multifamily Residential and Residential Mixed Use Real Estate	1,932	-	-	1,932	125	(2)	370	(2)
Mixed Use Commercial Real Estate	2,687	-	-	2,687	60	(2)	260	(2)
Commercial Real Estate	8,945	-	5,500	3,445	1,002	(2)	1,462	(2)

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

(2) Amount represents charge-offs recognized on impaired loans during the three-month and six-month periods ended June 30, 2011.

TRUPS Held to Maturity – The fair value of all TRUPS held to maturity was determined in the manner documented commencing on page 27.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2012 and December 31, 2011 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 2 input), or, more commonly, a recent real estate appraisal (Level 3 input).  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of June 30, 2012, impaired loans measured for impairment using the fair value of the collateral had an aggregate principal balance of $13,673, previously recognized principal charge-offs totaling $2,704, and a net recorded balance totaling $10,969.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at June 30, 2012:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Range of Values	Weighted Average Value
$627	Income approach only	Capitalization rate	7.5%-8.5%	8.2%
		Reduction for planned expedited disposal	10.0%-30.0%	23.4%

4,842	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%-28.0%	12.8%
		Capitalization rate (income approach component)	7.0%-8.5%	7.3%
		Reduction in the expected net operating income (income approach component)	0.0%-6.0%	0.6%
		Reduction for planned expedited disposal	0.0%-27.5%	19.6%

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 were as follows:

		Fair Value at June 30, 2012 Using
At June 30, 2012	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$89,584	$89,584	-	-	$89,584
Investment securities held to maturity (TRUPS)	5,997	-	-	5,603	5,603
Loans, net	3,332,205	-	5,500	3,454,926	3,460,426
Loans held for sale	343	-	343	-	343
Accrued interest receivable	14,103	-	522	13,581	14,103
Mortgage servicing rights ("MSR")	1,319	-	1,796	-	1,796
FHLBNY capital stock	42,086	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	1,410,686	1,410,686	-	-	1,410,686
Certificates of Deposit ("CDs")	945,012	-	962,136	-	962,136
Escrow and other deposits	105,145	105,145	-	-	105,145
REPOS	155,000	-	180,227	-	180,227
FHLBNY Advances	777,500	-	824,495	-	824,495
Trust Preferred securities payable	70,680	-	68,560	-	68,560
Accrued interest payable	3,471	-	3,471	-	3,471
Commitments to extend credit	160	160	-	-	160

At December 31, 2011	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$43,309	$43,309
Federal funds sold and other short-term investments	951	951
Investment securities held to maturity (TRUPS)	6,511	4,924
Loans, net	3,440,611	3,578,599
Loans held for sale	3,022	3,022
Accrued interest receivable	15,469	15,469
MSR	1,604	2,139
FHLBNY capital stock	49,489	N/A
Liabilities:
Savings, money market and checking accounts	1,366,150	1,366,150
CDs	977,551	996,022
Escrow and other deposits	71,812	71,812
REPOS	195,000	223,728
FHLBNY Advances	939,775	991,117
Trust Preferred securities payable	70,680	67,146
Accrued interest payable	3,997	3,997
Commitments to extend credit	917	917

Methods and assumptions used to estimate fair values for financial assets and liabilities other than those previously discussed are summarized as follows:

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

TRUPS Held to Maturity – At June 30, 2012 and December 31, 2011, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of June 30, 2012.  As a result, at both June 30, 2012 and December 31, 2011, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow model valuations were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i) Discount Rate - Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the eight TRUPS, as follows:

(1)
Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of June 30, 2012 ranged from 1.9% to 2.8%, with a weighted average value of 2.5%.

(2)
Current discount rate - the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split investment rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."  The existing discount rates utilized to compute fair value as of June 30, 2012 ranged from 5.5% to 9.4%, with a weighted average value of 6.6%.

(ii) Defaults – The Company utilized the most recently published Fitch bank scores to estimate potential defaults in the collateral pool of performing issuers underlying the eight securities.  Using a rating scale of 1 to 5 (best-to-worst), all underlying issuers with a Fitch bank rating of 5.0 were assumed to default.  Underlying issuers with a Fitch bank rating of 3.5 through 4.5 were assumed to default at levels ranging from 5% to 75% based upon both their rating as well as whether they had been granted approval to receive funding under the U.S. Department of Treasury's Troubled Asset Relief Program Capital Purchase Program.   Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of June 30, 2012 ranged from 0% to 5.8% of the performing security pool balance, with a weighted average value of 2.2%.  In addition to the defaults derived from the Fitch bank scores, the Company utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows - The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, the Company utilizes a minimum of two of three additional cash flow model valuations in order to estimate the fair value of TRUPS.  Two of the three independent cash flow model valuations utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the TRUPS market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.  The Company is not provided detailed information regarding significant unobservable inputs utilized in the independent valuations.

Loans, Net - The fair value of impaired loans is determined in the manner described commencing on page 26.  The fair value of the remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair value of the remaining loans receivable is shown under the Level 3 valuation column.

Accrued Interest Receivable - The estimated fair value of accrued interest receivable approximates its carrying amount, and is deemed to be valued at a comparable level as its underlying financial asset.

MSR - On a quarterly basis, the aggregate balance of the MSR is evaluated for impairment based upon the fair value of the rights as compared to their carrying amount.  If the aggregate carrying amount of the MSR exceeds fair value, impairment is recorded on the MSR so that they are carried at fair value.  Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2 input).

FHLBNY Capital Stock – It is not practicable to determine the fair value of FHLBNY capital stock due to restrictions placed on transferability.

Deposits - The fair value of savings, money market, and checking accounts is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), which has been deemed a Level 1 valuation.  The fair value of CDs is based upon the present value of contractual cash flows using current interest rates for instruments of the same remaining maturity (deemed a Level 2 valuation).

Escrow and Other Deposits –The fair value of escrow and other deposits is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), which has been deemed a Level 1 valuation.

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

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$39	$-	$33
Interest cost	306	90	339	86
Actuarial adjustment to prior period interest cost and amortization	-	-	-	-
Expected return on assets	(363)	-	(361)	-
Unrecognized past service liability	-	-	-	-
Amortization of unrealized loss	541	75	312	29
Net periodic cost	$484	$204	$290	$148

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$78	$-	$67
Interest cost	612	180	679	173
Actuarial adjustment to prior period interest cost and amortization	-	-	-	-
Expected return on assets	(726)	-	(721)	-
Unrecognized past service liability	-	-	-	-
Amortization of unrealized loss	1,082	150	623	58
Net periodic cost	$968	$408	$581	$298

The Company disclosed in its consolidated financial statements for the year ended December 31, 2011 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2012 as follows: Employee Retirement Plan - $51, BMP - $435, Outside Director Retirement Plan- $213, and Postretirement Plan -$196.  The Company made contributions of $28 to the Employee Retirement Plan during the six months ended June 30, 2012, and expects to make the remainder of the estimated $51 of net contributions during 2012.  The Company made benefit payments of $69 on behalf of the Outside Director Retirement Plan during the six months ended June 30, 2012, and expects to make an additional $91 of net contributions or benefit payments during 2012.  The Company made net benefit payments totaling $62 on behalf of the Postretirement Plan during the six months ended June 30, 2012, and expects to make the remainder of the estimated $196 of net contributions or benefit payments during 2012.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the six months ended June 30, 2012, and does not currently expect to make the $435 of benefit payments on behalf of the BMP during 2012, since anticipated retirements that formed the basis for these expected benefit payments in 2012 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended June 30, 2012 and 2011, the Company's consolidated effective tax rates were 41.0% and 41.7%, respectively, approximating the expected 41% normalized rate for each period.  During the six months ended June 30, 2012 and 2011, the Company's consolidated effective tax rates were 40.9% and 41.1%, respectively, approximating the expected 41% normalized rate for each period.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (loss) on the sale of loans originated for sale	$6	$53	$8	$(14)
Credit to the liability for First Loss Position	967	-	967	-
Mortgage banking fees	122	150	241	310
Net mortgage banking income	$1,095	$203	$1,216	$296

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

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

The years ended December 31, 2009, 2010 and 2011, as well as the first six months of 2012, were dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions, coupled with ongoing economic and political turmoil in various parts of the world.  These events led to historically high dislocations in credit markets, creating favorable origination spreads from the benchmark origination interest rates during the period.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which greatly impact the pricing of the Bank's retail deposits), benefited both the net interest spread and net interest margin during the years ended December 31, 2009, 2010 and 2011, thus favorably impacting the Company's consolidated earnings.  Partially offsetting this benefit were credit costs on Bank-owned loans during 2010 and 2011.  During the three-month and six-month periods ended June 30, 2012, the FOMC prolonged its monetary policy actions aimed at maintaining both short-term and long-term interest rates at historically low levels.  This continued to benefit the Company's funding costs during both the three-month and six-month periods ended June 30, 2012, while adversely impacting the average yield on its interest earning assets.

During the year ended December 31, 2011 and the six months ended June 30, 2012, the Company experienced an increased level of prepayment and satisfaction activity, as management elected not to pursue loans that were either: 1) unfavorable from an interest rate repricing standpoint; or 2) required underwriting criteria in excess of management's risk tolerance.  Should such levels of prepayment continue, they would reduce the average yield (exclusive of contractual prepayment charges) of the Bank's loan portfolio, which would likely adversely impact the Company's net interest margin in future periods.

During the period January 1, 2009 through June 30, 2012, credit costs remained higher than the levels experienced prior to 2009.

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

           In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which established new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in effect.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Holding Company and the Bank is currently being reviewed, and management is currently unable to determine the ultimate effect that any final regulations, if enacted, would have upon the Company’s earnings or financial position.  In addition, significant questions remain unanswered regarding the manner in which the numerous capital and liquidity mandates of the Dodd–Frank Wall Street Reform and Consumer Protection Act will be integrated with the requirements of Basel III.  Based upon the Company’s current understanding of the proposals, however, management believes that the Company’s capital, balance sheet and business model should not be materially adversely impacted by the U.S. implementation of Basel III.

On June 29, 2012, the Bank's conversion from a federally-chartered stock savings bank to a New York State-chartered stock savings bank (the "Charter Conversion") became effective.  As a result of the Charter Conversion, the New York State Department of Financial Services has become the Bank's primary regulator.  The Bank remains subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC"), and the Holding Company continues to be subject to regulation and examination by the Federal Reserve Bank of Philadelphia. The Company does not expect the Charter Conversion to have a material effect on its business or operations.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2012		2011		2012		2011
Performance and Other Selected Ratios:
Return on Average Assets	1.17%		1.18%		1.09%		1.13%
Return on Average Stockholders' Equity	12.39		14.40		11.81		13.86
Stockholders' Equity to Total Assets	9.70		8.49		9.70		8.49
Loans to Deposits at End of Period	142.33		141.72		142.33		141.72
Loans to Earning Assets at End of Period	91.23		90.66		91.23		90.66
Net Interest Spread	3.37		3.44		3.29		3.41
Net Interest Margin	3.63		3.66		3.55		3.64
Average Interest Earning Assets to Average Interest Bearing Liabilities	115.75		112.12		114.37		111.56
Non-Interest Expense to Average Assets	1.59		1.44		1.60		1.55
Efficiency Ratio	41.83		39.21		44.11		42.34
Effective Tax Rate	40.97		41.66		40.91		41.18
Dividend Payout Ratio	41.18		38.89		43.75		40.58
Per Share Data:
Reported EPS (Diluted)	$0.34		$0.36		$0.64		$0.69
Cash Dividends Paid Per Share	0.14		0.14		0.28		0.28
Stated Book Value	10.65		9.93		10.65		9.93
Asset Quality Summary:
Net Charge-offs	$1,562		$1,933		$3,825		$2,913
Non-performing Loans	13,318		16,534		13,318		16,534
Non-performing Loans/Total Loans	0.40%		0.48%		0.40%		0.48%
Non-performing Assets	$14,233		$17,163		$14,233		$17,163
Non-performing Assets/Total Assets	0.37%		0.42%		0.37%		0.42%
Allowance for Loan Loss/Total Loans	0.60		0.57		0.60		0.57
Allowance for Loan Loss/Non-performing Loans	152.00		118.05		152.00		118.05
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.30	x	2.11	x	2.07	x	2.06	x
Excluding Interest on Deposits	3.04		2.72		2.59		2.67
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

Liability for the First Loss Position.  The Bank's methods and assumptions utilized to periodically determine its liability for the First Loss Position are summarized in Note 9 to the condensed consolidated financial statements.

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

At June 30, 2012, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of June 30, 2012.  As a result, at both June 30, 2012 and December 31, 2011, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the Company's condensed consolidated financial statements).

At June 30, 2012 and December 31, 2011, the Company had an investment in nine mutual funds totaling $3.4 million and $1.8 million, respectively, which were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at June 30, 2012 and December 31, 2011 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the Company's condensed consolidated financial statements for a reconciliation of OTTI on securities during the three-month and six-month periods ended June 30, 2012 and 2011.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater than 50% likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

Unrecognized Tax Positions. Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no material uncertain tax positions as of June 30, 2012 and December 31, 2011.

Loan Income Recognition.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Please refer to "Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality - Monitoring and Collection of Delinquent Loans" for a discussion of management's policies for determining whether a loan is maintained on accrual or non-accrual status.

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

Retail branch and Internet banking deposits increased $12.0 million during the six months ended June 30, 2012, compared to an increase of $65.4 million during the six months ended June 30, 2011.  Within deposits, core deposits  (i.e., non-CDs) increased $44.5 million during the six months ended June 30, 2012 and $48.7 million during the six months ended June 30, 2011.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances. During the six months ended June 30, 2012, CDs declined by $32.5 million due to the attrition of maturing CDs from prior period promotional activities. During the six months ended June 30, 2011, CDs increased $16.7 million, primarily as a result of successful IRA and new branch promotional activities.  Except for promotional activities associated with a new branch opened during the six months ended June 30, 2011, there was no significant change in deposit pricing strategies or promotional activities implemented during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

During the six months ended June 30, 2012, the Bank prepaid $40.0 million of borrowings secured by REPOS and $55.0 million of FHLBNY advances, removing a negative carrying cost on these $95.0 million of funding liabilities.  The Bank also elected not to replace $107.3 million of FHLBNY advances that matured during the six months ended June 30, 2012.  During the six months ended June 30, 2011, the Bank elected to restrict asset growth, and thus utilized cash flows from real estate loans and MBS to fund loan originations and operations.

During the six months ended June 30, 2012, principal repayments totaled $485.3 million on real estate loans (including refinanced loans) and $23.2 million on MBS.  During the six months ended June 30, 2011, principal repayments totaled $368.9 million on real estate loans (including refinanced loans) and $26.6 million on MBS.  The increase in principal repayments on real estate loans resulted from increased refinancing activity that was stimulated by lower marketplace offering rates.  The decline in principal repayments on MBS resulted from a reduction of $32.5 million in their average balance from the six months ended June 30, 2011 to the six months ended June 30, 2012.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At June 30, 2012, the Bank had an additional potential borrowing capacity of $575.6 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At June 30, 2012, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to holders of the Holding Company's common stock.  During the six months ended June 30, 2012 and 2011, real estate loan originations totaled $387.6 million and $305.1 million, respectively.  The increase from the six months ended June 30, 2011 to the six months ended June 30, 2012 reflected higher marketplace loan demand. Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $103.3 million during the six months ended June 30, 2012, compared to  $172.9 million during the six months ended June 30, 2011.  The purchases made during the six months ended June 30, 2012 were comprised of $80.1 million of agency notes and  $23.2 million of adjustable rate Government National Mortgage Association ("GNMA') MBS, while all of the purchases during the six months ended June 30, 2011 were limited to agency notes.  All of the securities purchases during the six months ended June 30, 2012 and 2011 were made to: 1) provide additional yield on cash balances; 2) provide additional assets that are permissible as collateral for borrowings; 3) maintain favorable credit quality in order to benefit the Bank in its capital adequacy; and 4) maintain investment balances with a short time period to either interest rate adjustment or expected repayment date.

The Holding Company did not repurchase any shares of its common stock during the six months ended June 30, 2012 and 2011.  As of June 30, 2012, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $13.29 per share closing price of its common stock as of June 29, 2012, the Holding Company would utilize $14.9 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Company paid $9.6 million in cash dividends on its common stock during the six months ended June 30, 2012, and $9.4 million during the six months ended June 30, 2011.  The increase in payment resulted from a net increase of 372,000 shares outstanding from June 30, 2011 to June 30, 2012.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment.   In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances and/or REPOS, as well as customer CDs with fixed contractual interest rates.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which became callable at any time commencing in April 2009.  The Holding Company does not currently intend to call this debt.  The facts and circumstances surrounding these obligations have not changed materially since December 31, 2011.

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

The following table presents off-balance sheet arrangements as of June 30, 2012:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$37,475	$-	$-	$-	$37,475
Other loan commitments (1)	67,588	-	-	-	67,588
Other Commitments:
First Loss Position on loans sold to FNMA (1)	16,356	-	-	-	16,356
Total Commitments	$121,419	$-	$-	$-	$121,419

(1) In accordance with the requirements of both ASC 450-20-25 and 460-10-25, as of June 30, 2012, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $159,000 and $1.7 million, respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General

At both June 30, 2012 and December 31, 2011, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $13.3 million and $26.0 million at June 30, 2012 and December 31, 2011, respectively, representing 0.40% and 0.75% of total loans at June 30, 2012 and December 31, 2011, respectively.  During the six months ended June 30, 2012, twenty-five non-accrual loans totaling $17.0 million were disposed of at a value at or below their recorded balance, $2.6 million of principal charge-offs were recognized on thirteen non-accrual loans, and two non-accrual loans totaling $1.3 million were returned to accrual status.  Partially offsetting these declines were fifteen loans totaling $7.4 million that were added to non-accrual status during the six months ended June 30, 2012.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $59.0 million, consisting of thirty-three loans, at June 30, 2012, compared to $70.4 million, consisting of fifty loans, at December 31, 2011.  The Bank disposed of twenty-five impaired loans with a recorded balance totaling $17.4 million during the six months ended June 30, 2012, and received full repayment on three additional impaired loans totaling $897,000.  Additionally during the six months ended June 30, 2012, one impaired loan with a recorded balance of $1.1 million remained current on all contractual amounts owed for a time period deemed sufficient to warrant its removal from impaired status, principal charge-offs totaling $2.5 million were recognized on twelve impaired loans, and one impaired loan with a recorded balance of $210,000 executed a re-finance agreement which warranted its removal from impaired status.  Partially offsetting these declines were thirteen loans totaling $10.8 million that were added to impaired status during the three months ended June 30, 2012.

The following is a reconciliation of non-accrual and impaired loans at June 30, 2012:

(Dollars in Thousands)
Non-accrual loans	$13,318
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(724)
TDRs retained on accrual status	43,722
Other loans deemed impaired but retained on accrual status	2,634(a)
Impaired loans	$58,950
(a) Amount comprised of loans 90 days or more past due on their contractual maturity and retained on accrual status (excluding such loans deemed TDRs).

TDRs

Under ASC 310-40-15, the Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that any of the following criteria is met:

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

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 38.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless three consecutive payments are not made under the restructuring agreement, and the loan thus becomes non-accrual in accordance with either the Bank’s policy, as disclosed on page 38 and/or the criteria related to accrual of interest established by federal agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both June 30, 2012 and 2011, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

The following is a summary of TDRs by type of underlying collateral:

	At June 30, 2012		At December 31, 2011
	# loans	Aggregate Recorded Balance	# loans	Aggregate Recorded Balance
	(Dollars in Thousands)
Loan secured by:
One- to four-family residential real estate	2	$622	2	$625
Multifamily residential and residential mixed use real estate	6	2,434	5	2,013
Mixed use commercial real estate	1	741	3	1,657
Commercial real estate	13	47,738	12	44,458
Total	22	$51,535	22	$48,753

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

The Bank owned no OREO properties with a recorded balance at June 30, 2012 or December 31, 2011.

The following table sets forth information regarding non-accrual loans, other non-performing assets, OREO, TDRs, and impaired loans at the dates indicated:

	At June 30, 2012	At December 31, 2011
	(Dollars in Thousands)
Non-accrual real estate loans:
One- to four-family residential and cooperative unit	$1,161	$2,205
Multifamily residential and residential mixed use	3,622	7,069
Commercial real estate and mixed use commercial real estate	8,533	16,674
Total non-accrual real estate loans (excluding loans held for sale)	$13,316	$25,948
Non-accrual consumer loans	2	4
Sub-total	$13,318	$25,952
Non-accrual loans held for sale	-	3,021
Total non-accrual loans	$13,318	$28,973
OREO	-	-
Non-performing investment securities	915	1,012
Total non-performing assets	$14,233	$29,985
Ratios:
Total non-accrual loans to total loans	0.40%	0.84%
Total non-performing assets to total assets	0.37	0.75

Other Potential Problem Loans

(i) Accruing Loans 90 Days or More Past Due

At June 30, 2012, the Bank owned two real estate loans totaling $2.6 million that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  Please refer to Note 8 to the Company's condensed consolidated financial statements for a further discussion of such loans.

(ii)  Loans Delinquent 30 to 89 Days

The Bank had 11 real estate loans, totaling $7.5 million, that were delinquent between 30 and 89 days at June 30, 2012, a net reduction of $1.9 million compared to 12 such loans totaling $9.3 million at December 31, 2011. The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(iii) Temporary  Loan Modifications

At June 30, 2012, the Bank had 4 loans totaling $2.4 million that were either current or less than 30 days delinquent, and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.   These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) the modifications were temporary in nature; 2) they permitted only minor reductions in the cash flow requirements of debt service; and 3) there was no forgiveness of contractual principal and interest amounts due to the Bank.  Specific terms of modification were in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor concession; or (2) either a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of these temporarily modified loans at June 30, 2012 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at June 30, 2012.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting polices that are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The Bank's lending function performs a formal review process that serves as an effective re-underwriting of all temporarily modified loans.

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these temporarily modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank’s allowance for loan losses at either June 30, 2012 or December 31, 2011.

There were no temporary modifications entered into during the three-months ended June 30, 2012 and 2011, or during the six-month period ended June 30, 2012.  The following table summarizes temporary modifications entered into during the six months ended June 30, 2011:

	At or for the Six Months Ended June 30, 2011
	# Loans	Balance
	(Dollars in Thousands)
Loans modified in a manner that did not meet the definition of a TDR	6	$5,963
Concessions granted:
Reduction of outstanding principal due	-	-
Deferral of principal amounts due	5	5,599
Temporary reduction in interest rate	1	364
Below market interest rate granted	-	-
Outstanding principal balance immediately before and after modification	6	5,963

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA that had an outstanding principal balance of $291.7 million at June 30, 2012.  Pursuant to the sale agreement with FNMA, the Bank retained the First Loss Position, which totaled $16.4 million at June 30, 2012.  Against this contingent liability, the Bank has charged through earnings a recorded liability (reserve for First Loss Position) of $1.7 million as of June 30, 2012, leaving approximately $14.7 million of potential charges to earnings for future losses (if any).  At June 30, 2012, within the pool of multifamily loans sold to FNMA, two loans totaling $706,000 were delinquent between 30 and 89 days, and one $1.3 million loan was 90 days or more delinquent.  At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1.3 million loan was delinquent between 30 and 89 days, and one $757,000 loan was 90 days or more delinquent.  The Bank manages the collection of these loans in the same manner as it does for portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA or it enters OREO status; or (ii) the entire pool of loans sold to FNMA have either been fully satisfied or enter OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.

The Bank has elected to periodically repurchase problematic or non-problematic loans from within the FNMA serviced loan pool.  The repurchase of problematic loans is made in order to expedite their resolution and control losses.  All such elections have been made on an individual loan/borrower basis.  All repurchases from FNMA are made at par, and any reserves recognized on the re-acquired loan within the FNMA reserve analysis reduce the recorded balance of the loan when it is transferred to the Bank’s portfolio.  In most instances, all economic losses realized by the Bank on the re-acquired loans can be applied against the First Loss Position, and any material exceptions for individual loans are disclosed in the Company’s public filings. Since the Bank is fully responsible for all losses on FNMA serviced loans up to the First Loss Position, it has greater incentive to minimize losses. Had the resolution of these loans been left to FNMA to manage, management believes that the ultimate losses recognized would have been greater.   Such re-acquisitions were minor during the six months ended June 30, 2012 and 2011.

Reserve Liability on Loan Origination Commitments

The Bank also maintains a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $159,000 at June 30, 2012 and $241,000 at December 31, 2011.  The expected loss rates applied to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank’s loan commitment pipeline.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic activity associated with it, remained constant during the three-months ended June 30, 2012.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At June 30, 2012	At March 31, 2012	At December 31, 2011
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$581	$603	$2,175
Special Mention loans	520	835	800
Pass graded loans	18,960	17,959	17,174
Debit escrow balances	159	47	79
Sub-total real estate loans	20,220	19,444	20,228
Consumer loans	23	24	26
TOTAL	$20,243	$19,468	$20,254

	At June 30, 2011	At March 31, 2011	At December 31 2010
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$280	$298	$-
Special Mention loans	2,046	2,102	1,880
Pass graded loans	17,006	17,182	17,178
Debit escrow balances	157	47	74
Sub-total real estate loans	19,489	19,629	19,132
Consumer loans	29	34	34
TOTAL	$19,518	$19,663	$19,166

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net charge-offs	$(1,562)	$(1,933)	$(3,825)	$(2,913)
Provision	2,275	1,662	3,732	3,089
Transfer from reserve for loan commitments	62	126	82	176

The allowance for loan losses increased $775,000 during the three months ended June 30, 2012, due primarily to the addition of $1.0 million related to the pass graded loan component, reflecting a higher expected loss allocation applied to a portion of the pass graded loans at June 30, 2012 compared to March 31, 2012.  Partially offsetting this increase was a reduction of $315,000 in the allowance component related to Special Mention loans, that reflected a decline of $7.6 million in such loans (excluding loans individually evaluated for impairment) from March 31, 2012 to June 30, 2012.  The provision for loan losses recorded during the three-months ended June 30, 2012 reflected both a replenishment of a portion of the allowance for loan losses that was reduced by net charge-off activity during the period, as well as additional reserves required as a result of the upward adjustment of the expected losses on pass graded loans at June 30, 2012 compared to March 31, 2012.

The allowance for loan losses remained relatively unchanged during the six months ended June 30, 2012, as declines of $1.6 million in the component related to impaired loans and $280,000 in the component related to Special Mention loans were offset by an increase of $1.8 million in the component related to pass graded loans.  Reductions from December 31, 2011 to June 30, 2012 of $11.4 million in the balance of impaired loans, and $6.7 million in the balance of Special Mention loans (excluding Special Mention loans individually evaluated for impairment), led to the decline in their respective allowance components.  The increase in the allowance associated with Pass graded loans reflected a higher expected loss allocation applied to a portion of the pass graded loans at June 30, 2012 compared to December 31, 2011.  The provision for loan losses recorded during the six months ended June 30, 2012 primarily reflected the replenishment of a portion of the allowance for loan losses that was reduced by net charge-off activity during the period.

For a further discussion of the allowance for loan losses and related activity during the three-month and six-month periods ended June 30, 2012 and 2011, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of special mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements, and period-end balances of impaired loans are summarized in Note 9 to the condensed consolidated financial statements .

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Assets.  Assets totaled $3.88 billion at June 30, 2012, $141.3 million below their level at December 31, 2011.

Real estate loans and investment securities available for sale declined by $108.8 million and $70.1 million, respectively, during the six months ended June 30, 2012.  During the six months ended June 30, 2012, borrower refinancing activities increased as a result of continued low marketplace interest rates, and generated an aggregate amortization level in the Company's real estate loan portfolio that was both unusually high and above the total origination level for the period.  In addition, the Company sold $22.9 million of problem loans during the six months ended June 30, 2012.  Investment securities available for sale declined as a result of $150.3 million of calls during the six months ended June 30, 2012, which were partially offset by $80.1 million of purchases during the period.

A portion of the liquid funds generated from loan amortization and investment security call activities was (i) retained in cash and due from banks, which increased $46.3 million during the six months ended June 30, 2012; and (ii)  used for the purchase of $23.2 million of GNMA MBS during the six months ended June 30, 2012.

Liabilities.  Total liabilities decreased $156.5 million during the six months ended June 30, 2012.  During this period, the Company utilized additional liquidity generated from loan amortization and calls of investment securities available for sale to prepay $40.0 million of REPOS and $55.0 million in FHLBNY advances.  The Company additionally elected not to replace $107.3 million of FHLBNY advances that matured during the six months ended June 30, 2012 as a result of the additional liquidity held during the period. Partially offsetting the $202.3 million decline in borrowed funds, retail deposits (due to depositors) increased $12.0 million, and mortgagor escrow and other deposits, which typically grow during the first and third quarters of each calendar year, grew $33.3 million during the six months ended June 30, 2012. Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits during the six months ended June 30, 2012.

Stockholders' Equity.  Stockholders' equity increased $15.3 million during the six months ended June 30, 2012, due primarily to net income of $21.8 million, $813,000 of common stock issued for the exercise of stock options, a $1.7 million aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity, and a net after-tax reduction of $300,000 in the balance of accumulated other comprehensive loss (due to an adjustment in the funded status of a defined benefit plan).  Partially offsetting these items were $9.6 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General.  Net income was $11.5 million during the three months ended June 30, 2012, a reduction of $807,000 from net income of $12.3 million during the three months ended June 30, 2011.  During the comparative period, net interest income declined $1.7 million, the provision for loan losses increased $613,000 and non-interest expense increased $593,000.  Partially offsetting these reductions to pre-tax income was an increase of $1.3 million in non-interest income.  Income tax expense declined $807,000 during the comparative period due to a reduction of $1.6 million in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2012 and 2011 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
		2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,391,986	$47,259	5.57%	$3,454,204	$51,857	6.01%
Other loans	2,114	28	5.30	1,078	24	8.91
MBS	97,719	832	3.41	116,786	1,330	4.56
Investment securities	108,939	505	1.85	166,723	382	0.92
Federal funds sold and other short-term investments	200,391	639	1.28	209,601	677	1.29
Total interest-earning assets	3,801,149	$49,263	5.18%	3,948,392	$54,270	5.50%
Non-interest earning assets	143,458			229,259
Total assets	$3,944,607			$4,177,651

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$96,453	$43	0.18%	$97,656	$90	0.37%
Money Market accounts	797,802	1,046	0.53	749,299	1,265	0.68
Savings accounts	363,941	139	0.15	340,968	179	0.21
CDs	967,503	4,194	1.74	1,089,227	5,264	1.94
Borrowed Funds	1,058,271	9,343	3.55	1,244,507	11,312	3.65
Total interest-bearing liabilities	3,283,970	$14,765	1.81%	3,521,657	$18,110	2.06%
Non-interest bearing checking accounts	151,380			142,326
Other non-interest-bearing liabilities	136,974			170,860
Total liabilities	3,572,324			3,834,843
Stockholders' equity	372,283			342,808
Total liabilities and stockholders' equity	$3,944,607			$4,177,651
Net interest income		$34,498			$36,160
Net interest spread			3.37%			3.44%
Net interest-earning assets	$517,179			$426,735
Net interest margin			3.63%			3.66%
Ratio of interest-earning assets to interest-bearing liabilities			115.75%			112.12%

Rate/Volume Analysis

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$(867)	(3,731)	$ (4,598)
Other loans	20	(16)	4
MBS	(190)	(308)	(498)
Investment securities	(199)	322	123
Federal funds sold and other short-term investments	(31)	(7)	(38)
Total	$ (1,267)	$ (3,740)	$ (5,007)

Interest-bearing liabilities:
Interest bearing checking accounts	$(1)	$ (46)	$(47)
Money market accounts	74	(293)	(219)
Savings accounts	12	(52)	(40)
CDs	(558)	(512)	(1,070)
Borrowed funds	(1,683)	(286)	(1,969)
Total	$ (2,156)	$ (1,189)	$ (3,345)
Net change in net interest income	$889	$ (2,551)	$ (1,662)

During the period January 1, 2009 through June 30, 2012, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through June 2012.  In addition, both marketplace competition and refinancing activity related to loans secured by multifamily and commercial real estate increased considerably during the six months ended June 30, 2012, resulting in a reduction in the average yield on real estate loans.  Both of these factors impacted the Company's net interest margin during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Interest Income.  Interest income was $49.3 million during the three months ended June 30, 2012, a reduction of $5.0 million from the three months ended June 30, 2011, primarily reflecting $4.6 million of lower interest income on real estate loans, and a reduction of $498,000 in interest income on MBS.  The declines in interest income on both real estate loans and MBS resulted from  reductions of $62.2 million and $19.1 million, respectively, in their average balances during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, coupled with a declines of 44 basis points and 115 basis points in their respective average yields during the comparative period.  During the period July 1, 2011 through June 30, 2012, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  Similarly, high volumes of prepayment and refinancing in the real estate loan portfolio due to the low interest rate environment resulted in reductions in real estate loans that exceeded new origination volume from July 1, 2011 through June 30, 2012.  The high volumes of prepayment and refinancing on real estate loans similarly served as the primary contributor to the reductions in the average yields of real estate loans and MBS during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Interest Expense.  Interest expense decreased $3.3 million, to $14.8 million, during the three months ended June 30, 2012, from $18.1 million during the three months ended June 30, 2011.  This decline resulted primarily from reductions of $2.0 million and $1.1 million in interest expense on borrowed funds and CDs, respectively, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The reduction in interest expense on borrowed funds resulted primarily from a decline of $186.2 million in their average balance from the three months ended June 30, 2011 to the three months ended June 30, 2012, as the Company, during the 12-month period ended June 30, 2012, elected to utilize liquidity generated from increased loan amortization activity to restructure and/or reduce its aggregate level of borrowed funds.  The reduction in interest expense on CDs reflected both declines of $121.7 million in their average balance and 20 basis points in their average cost during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Since the Company did not elect to compete aggressively for CDs during the six months ended June 30, 2012, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 resulted from ongoing reductions in offering rates on new CDs that occurred from July 1, 2011 through June 30, 2012.

Provision for Loan Losses.  The provision for loan losses approximated $2.3 million during the three months ended June 30, 2012, compared to $1.7 million during the three months ended June 30, 2011.  The increase reflected both continued charge-off activity experienced during the period July 1, 2011 through June 30, 2012, as well as a higher expected loss allocation applied to a portion of the pass graded loans at June 30, 2012 compared to June 30, 2011.

Non-Interest Income.  Total non-interest income increased $1.3 million from the three months ended June 30, 2011 to the three months ended June 30, 2012, due primarily to an increase of $892,000 in mortgage banking income and $574,000 of lower OTTI charges recognized on TRUPS (which is recognized as a reduction component of non-interest income). The growth in mortgage banking income resulted from the reduction of $967,000 in the liability for the First Loss Position on loans sold to FNMA with recourse that was recognized during the three months ended June 30, 2012.  This reduction, which served to increase mortgage banking income, was deemed warranted due to both ongoing amortization and stabilization of problem loans within the portfolio of loans sold to FNMA with recourse.  The Company did not recognize any OTTI charges on TRUPS during the three months ended June 30, 2012 compared to $574,000 recognized during the three months ended June 30, 2011.

Non-Interest Expense.  Non-interest expense was $15.7 million during the three months ended June 30, 2012, an increase of $593,000 from $15.1 million during the three months ended June 30, 2011.

Salaries and employee benefits increased $458,000 as a result of both additional staffing and ongoing increases to existing salaries and benefits.  FDIC insurance costs increased $110,000 as a result of higher assessment rates that became effective in 2012.

Non-interest expense was 1.59% of average assets during the three months ended June 30, 2012, compared to 1.44% during the three months ended June 30, 2011, reflecting both the $593,000 increase in non-interest expense and a reduction of $233.0 million in average assets from the three months ended June 30, 2011 to the three months ended June 30, 2012.

                Income Tax Expense.   Income tax expense declined $807,000 during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due to the reduction of $1.6 million in pre-tax earnings.  The Company's consolidated tax rate approximated its normalized 41% during the three months ended June 30, 2012 and 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General.  Net income was $21.8 million during the six months ended June 30, 2012, a reduction of $1.6 million from net income of $23.4 million during the six months ended June 30, 2011.  During the comparative period, net interest income declined $3.3 million, and the provision for loan losses increased $644,000, which were partially offset by an increase of $1.1 million in non-interest income, resulting in a net reduction in pre-tax income of $3.0 million.  Income tax expense declined $1.3 million during the comparative period due to the reduction in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2012 and 2011 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
		2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,416,304	$97,772	5.72%	$3,461,553	$102,486	5.92%
Other loans	1,595	48	6.02	1,114	50	8.98
MBS	90,712	1,779	3.92	123,211	2,782	4.52
Investment securities	134,865	820	1.22	150,511	698	0.93
Federal funds sold and other short-term investments	179,340	1,313	1.46	173,943	1,449	1.67
Total interest-earning assets	3,822,816	$101,732	5.32%	3,910,332	$107,465	5.50%
Non-interest earning assets	176,045			223,105
Total assets	$3,998,861			$4,133,437

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$93,192	$93	0.20%	$98,491	$200	0.41%
Money Market accounts	790,124	2,172	0.55	740,786	2,523	0.69
Savings accounts	360,656	301	0.17	337,049	372	0.22
CDs	972,800	8,582	1.77	1,078,617	10,488	1.96
Borrowed Funds	1,125,627	22,692	4.05	1,250,356	22,679	3.66
Total interest-bearing liabilities	3,342,399	$33,840	2.04%	3,505,289	$36,262	2.09%
Non-interest bearing checking accounts	150,868			138,956
Other non-interest-bearing liabilities	136,772			151,315
Total liabilities	3,630,039			3,795,560
Stockholders' equity	368,822			337,877
Total liabilities and stockholders' equity	$3,998,861			$4,133,437
Net interest income		$67,892			$71,203
Net interest spread			3.28%			3.41%
Net interest-earning assets	$480,417			$405,043
Net interest margin			3.55%			3.64%
Ratio of interest-earning assets to interest-bearing liabilities			114.37%			111.56%

Rate/Volume Analysis

	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$(1,296)	$(3,418)	$(4,714)
Other loans	18	(20)	(2)
MBS	(683)	(320)	(1,003)
Investment securities	(85)	207	122
Federal funds sold and other short-term investments	46	(182)	(136)
Total	$(2,000)	$(3,733)	$(5,733)

Interest-bearing liabilities:
Interest bearing checking accounts	$(8)	$(99)	$(107)
Money market accounts	168	(519)	(351)
Savings accounts	20	(91)	(71)
CDs	(960)	(946)	(1,906)
Borrowed funds	(2,347)	2,360	13
Total	$(3,127)	$705	$(2,422)
Net change in net interest income	$1,127	$(4,438)	$(3,311)

During the period January 1, 2009 through June 30, 2012, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through June 2012.  In addition, both marketplace competition and refinancing activity related to loans secured by multifamily and commercial real estate increased considerably during the six months ended June 30, 2012, resulting in a reduction in the average yield on real estate loans.  Both of these factors impacted the Company's net interest margin during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest Income.  Interest income was $101.7 million during the six months ended June 30, 2012, a reduction of $5.7 million from the six months ended June 30, 2011, primarily reflecting $4.7 million of lower interest income on real estate loans, and a reduction of $1.0 million in interest income on MBS.  The declines in interest income on both real estate loans and MBS resulted from a reduction of $45.2 million and $32.5 million, respectively, in their average balances during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, coupled with declines of 20 basis points and 60 basis points in their respective average yields during the comparative period.  During the period July 1, 2011 through June 30, 2012, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  Similarly, high volumes of prepayment and refinancing in the real estate loan portfolio due to the low interest rate environment resulted in reductions in real estate loans that exceeded new origination volume from July 1, 2011 through June 30, 2012.  The high volumes of prepayment and refinancing on real estate loans similarly served as the primary contributor to the reductions in the average yields of real estate loans and MBS during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest Expense.  Interest expense decreased $2.4 million, to $33.9 million, during the six months ended June 30, 2012, from $36.3 million during the six months ended June 30, 2011.  This decline resulted primarily from reductions of $1.9 million and $351,000 in interest expense on CDs and money market accounts, respectively, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The reduction in interest expense on CDs reflected both declines of $105.8 million in their average balance and 19 basis points in their average cost during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Since the Company did not elect to compete aggressively for CDs during the six months ended June 30, 2012, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 resulted from ongoing reductions in offering rates on new CDs that occurred from July 1, 2011 through June 30, 2012.  The reduction in interest expense on money market accounts resulted from a decline of 14 basis points in their average cost during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, reflecting ongoing reductions in offering rates on money market accounts that occurred from July 1, 2011 through June 30, 2012.

Provision for Loan Losses.  The provision for loan losses approximated $3.7 million during the six months ended June 30, 2012, compared to $3.1 million during the six months ended June 30, 2011.  The increase reflected both continued charge-off activity experienced during the period July 1, 2011 through June 30, 2012, as well as a higher expected loss allocation applied to a portion of the pass graded loans at June 30, 2012 compared to June 30, 2011.

Non-Interest Income.  Total non-interest income increased $1.1 million from the six months ended June 30, 2011 to the six months ended June 30, 2012, due primarily to an increase of $919,000 in mortgage banking income and $456,000 of lower OTTI charges recognized on TRUPS (which is recognized as a reduction component of non-interest income). The growth in mortgage banking income resulted from the reduction of $967,000 in the liability for the First Loss Position on loans sold to FNMA with recourse that was recognized during the six months ended June 30, 2012.  This reduction, which served to increase mortgage banking income, was deemed warranted due to both ongoing amortization and stabilization of problem loans within the portfolio of loans sold to FNMA with recourse.

Non-Interest Expense.  Non-interest expense was $32.1 million during the six months ended June 30, 2012, an increase of $141,000 from $31.9 million during the six months ended June 30, 2011.

Salaries and employee benefits increased $712,000 as a result of both additional staffing and ongoing increases to existing salaries and benefits.  Occupancy and equipment expense declined $187,000, primarily as a result of the acceleration of depreciation on some leasehold fixed assets recognized during the six months ended June 30, 2011.  FDIC insurance costs decreased $516,000 as a result of higher assessment rates effective in the first quarter of 2011 (a transitional quarter between recapitalization plans).

Non-interest expense was 1.60% of average assets during the six months ended June 30, 2012, compared to 1.55% during the six months ended June 30, 2011, reflecting both the $141,000 increase in non-interest expense and a reduction of $134.6 million in average assets from the six months ended June 30, 2011 to the six months ended June 30, 2012.

Income Tax Expense.   Income tax expense declined $1.3 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due primarily to the reduction of $3.0 million in pre-tax earnings.  The Company's consolidated tax rate approximated its normalized 41% during the six months ended June 30, 2012 and 2011.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2011 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2012.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2012, the Company owned nine mutual fund investments totaling $3.4 million that were designated as trading.  At June 30, 2012, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  Borrowings were reduced by $202.3 million during the three months ended June 30, 2012.  Otherwise, there was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2011 to June 30, 2012.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

Interest Rate Risk Exposure Analysis

Economic Value of Equity ("EVE") Analysis.  At June 30, 2012, the Bank continued to monitor the impact of interest rate volatility upon EVE in the same manner as at December 31, 2011.

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2012 and December 31, 2011.  The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2012 and December 31, 2011.  Interest rate sensitivity is measured by the basis point changes in the various EVE ratios ("EVE Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  EVE Ratios represent the EVE as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the EVE Ratio is considered favorable, while a decline is considered unfavorable.

The EVEs presented below incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time and over various interest rate scenarios and then makes estimates of its deposit decay rate for use in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

	At June 30, 2012						At December 31, 2011
	Economic Value of Equity
	Dollar Amount	Dollar Change	Percentage Change	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit	EVE Dollar Amount	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit
	(Dollars in Thouisands)
Rate Shock Scenario
+ 200 Basis Points	$447,336	$21,309	5.00%	11.49%	71	6.0%	$432,018	10.69%	29	6.0%
Pre-Shock Scenario	426,027	-	-	10.78	-	8.0	429,193	10.40	-	8.0

The Pre-Shock Scenario EVE was $426.0 million at June 30, 2012, compared to $429.2 million at December 31, 2011, and the EVE Ratio at June 30, 2012 was 10.78% in the Pre-Shock Scenario, compared to 10.40% at December 31, 2011.  The decline in the Pre-Shock Scenario EVE resulted primarily from reductions in marketplace deposit offering rates during the six months ended June 30, 2012, which lowered the Bank's Pre-Shock Scenario core deposit intangible value at June 30, 2012 compared to December 31, 2011.   The Pre-Shock Scenario EVE Ratio increased from December 31, 2011 to June 30, 2012 due to a reduction of $157.0 million in the aggregate valuation of Pre-Shock Scenario assets (which constitutes the denominator of the Pre Shock Scenario EVE ratio) that resulted primarily from the $141.3 million decline in total assets from December 31, 2011 to June 30, 2012.

The Bank’s +200 basis point Rate Shock Scenario EVE as of June 30, 2012 increased from its $432.0 million balance at December 31, 2011 to $447.3 million at June 30, 2012, reflecting greater benefit in the valuation of both CDs and borrowings in the +200 basis point Rate Shock Scenario EVE as of June 30, 2012.  The increased benefit in valuation reflected runoff in portions of these liabilities that were sensitive to increases in interest rates that occurred during the six months ended June 30, 2012.

The EVE Ratio was 11.49% in the +200 basis point Rate Shock Scenario at June 30, 2012, an increases from the EVE Ratio of 10.69% in the +200 basis point Rate Shock Scenario at December 31, 2011, reflecting both the increase in the +200 basis point Rate Shock Scenario EVE and a decline in the aggregate valuation of assets the +200 basis point Rate Shock Scenario (the denominator of the EVE ratio) from December 31, 2011 to June 30, 2012.  The reduction in the aggregate valuation of assets the +200 basis point Rate Shock Scenario resulted primarily from the decline of  $141.3 million in total assets from December 31, 2011 to June 30, 2012.

At June 30, 2012, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was positive 71 basis points, compared to interest rate sensitivity of positive 29 basis points in the +200 basis point Rate Shock Scenario at December 31, 2011, also reflecting both an increase in the  +200 basis point Rate Shock Scenario EVE and a reduction in the aggregate valuation of assets the +200 basis point Rate Shock Scenario during the comparable period.

 Income Simulation Analysis.  As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model.  This model monitors the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 24 months (a considerably shorter period than measured through the EVE analysis).  The following table reports the changes to the Company's net interest income over the 12-month period ending June 30, 2013 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios.

Instantaneous Change in Interest rate of:	Percentage Change in Aggregate Net Interest Income
+ 200 Basis Points	(3.5)%
+ 100 Basis Points	(1.4)
-100 Basis Points	N/A (1)
(1) Due to the existing low level of interest rates, this calculation was deemed not applicable for the 12-month period ending June 30, 2013 (and was therefore not presented).

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2012, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  Please see "Part I – Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments" for a discussion of the Federal Reserve Board's proposed rules implementing the Basel III regulatory capital reforms.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c) The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended June 30, 2012.  No existing repurchase programs expired during the three months ended June 30, 2012, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of June 30, 2012, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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
4.4
Second Amended and Restated Declaration of Trust, dated as of July 29, 2004, by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company as Institutional Trustee, Dime Community
   Bancshares,Inc., as Sponsor, the Administrators of Dime Community Capital Trust I and the holders from time to time of undivided beneficial interests in the assets of Dime Community Capital Trust I (5)

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
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and six-month periods ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.

(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 17, 2011.
(12)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 9, 2012	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2012	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)