Form 10-Q
period 2012-09-30
DIME COMMUNITY BANCSHARES INC
filed 2012-11-13
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                      September 30, 2012
OR

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
YES              ☒     NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES              ☒            NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ___	ACCELERATED FILER ☒	NON -ACCELERATED FILER ___	SMALLER REPORTING COMPANY ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                                            NO   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 7, 2012
$.01 Par Value	35,606,696

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Financial Condition at September 30, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2012 and 2011	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	6
	Notes to Condensed Consolidated Financial Statements	7-31
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49-50
Item 4.	Controls and Procedures	51
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 5.	Other Information	51
Item 6.	Exhibits	51-53
	Signatures	53

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the "Holding Company" and, together with its direct and indirect subsidiaries, the "Company") in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	September 30, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$194,702	$43,309
Federal funds sold and other short-term investments	59,999	951
Total cash and cash equivalents	254,701	44,260
Investment securities held-to-maturity (estimated fair value of $6,244 and $4,924 at September 30, 2012 and December 31, 2011, respectively) (Fully unencumbered)	5,957	6,511
Investment securities available-for-sale, at fair value:
Encumbered	49,111	124,282
Unencumbered	5,915	50,586
	55,026	174,868
Mortgage-backed securities available-for-sale, at fair value:
Encumbered	69,977	90,164
Unencumbered	11,815	3,713
	81,792	93,877
Trading securities	3,432	1,774
Loans:
Real estate, net	3,323,501	3,458,416
Other loans	2,492	2,449
Less allowance for loan losses	(20,694)	(20,254)
Total loans, net	3,305,299	3,440,611
Loans held for sale	387	3,022
Premises and fixed assets, net	33,363	32,646
Federal Home Loan Bank of New York ("FHLBNY") capital stock	41,636	49,489
Goodwill	55,638	55,638
Other assets	117,127	118,484
Total Assets	$3,954,358	$4,021,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,267,897	$2,202,622
Non-interest bearing deposits	151,269	141,079
Total deposits	2,419,166	2,343,701
Escrow and other deposits	111,066	71,812
Securities sold under agreements to repurchase ("REPOS")	155,000	195,000
FHLBNY advances	767,500	939,775
Trust Preferred securities payable	70,680	70,680
Other liabilities	43,408	39,178
Total Liabilities	$3,566,820	$3,660,146
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2012 and December 31, 2011)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 51,905,791 shares and 51,566,098 shares issued at September 30, 2012 and December 31, 2011, respectively, and 35,598,196 shares and 35,109,045 shares outstanding at September 30, 2012 and December 31, 2011, respectively)	$519	$516
Additional paid-in capital	237,192	231,521
Retained earnings	377,266	358,079
Accumulated other comprehensive loss, net of deferred taxes	(9,396)	(9,709)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,065)	(3,239)
Unearned Restricted Stock Award common stock	(3,594)	(3,037)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,800)	(8,655)
Treasury stock, at cost (16,307,595 shares and 16,457,053 shares at September 30, 2012 and December 31, 2011, respectively)	(202,584)	(204,442)
Total Stockholders' Equity	$387,538	$361,034
Total Liabilities And Stockholders' Equity	$3,954,358	$4,021,180
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans secured by real estate	$45,963	$49,139	$143,735	$151,625
Other loans	28	24	76	74
Mortgage-backed securities	677	1,192	2,456	3,974
Investment securities	223	321	1,043	1,019
Federal funds sold and other short-term investments	582	640	1,895	2,089
Total interest income	47,473	51,316	149,205	158,781
Interest expense:
Deposits and escrow	5,302	6,498	16,449	20,081
Borrowed funds	8,773	10,646	31,465	33,325
Total interest expense	14,075	17,144	47,914	53,406
Net interest income	33,398	34,172	101,291	105,375
Provision for loan losses	126	2,217	3,858	5,305
Net interest income after provision for loan losses	33,272	31,955	97,433	100,070
Non-interest income:
Other than temporary impairment ("OTTI") losses:	-	(83)	(187)	(720)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	24	6	25
Net OTTI recognized in earnings	-	(59)	(181)	(695)
Service charges and other fees	1,244	1,172	2,840	2,836
Net mortgage banking income	259	136	1,475	433
Net gain on sales of securities and other assets	67	(136)	180	(69)
Income from bank owned life insurance	423	420	1,265	1,334
Other	581	616	1,772	1,954
Total non-interest income	2,574	2,149	7,351	5,793
Non-interest expense:
Salaries and employee benefits	8,245	7,723	25,751	24,518
Stock benefit plan amortization expense	975	939	2,884	2,886
Occupancy and equipment	2,527	2,649	7,431	7,741
Federal deposit insurance premiums	502	591	1,557	2,163
Data processing costs	746	760	2,223	2,236
Other	2,776	2,302	8,009	7,363
Total non-interest expense	15,771	14,964	47,855	46,907
Income before income taxes	20,075	19,140	56,929	58,956
Income tax expense	8,280	7,976	23,356	24,374
Net income	$11,795	$11,164	$33,573	$34,582
Earnings per Share:
Basic	$0.34	$0.33	$0.98	$1.03
Diluted	$0.34	$0.33	$0.98	$1.02

STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$11,795	$11,164	$33,573	$34,582
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $11 and $14 during the three months ended September 30, 2012 and 2011, respectively, and $75 and $26 during the nine months ended September 30, 2012 and 2011, respectively	13	15	91	47
Reduction in non-credit component of OTTI charge, net of taxes of $6 and $290 during the three months ended September 30, 2012 and 2011, respectively, and $133 and $566 during the nine months ended September 30, 2012 and 2011, respectively	7	5	161	693
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(3) during the nine months ended September 30, 2011	-	(13)	(3)	(13)
Reclassification adjustment for securities sold during the period, net of taxes of $20 during the nine months ended September 30, 2012 and $10 during the three months and nine months ended September 30, 2011	-	12	24	12
Net unrealized securities gains arising during the period, net of (tax benefits) taxes of $(6) and $304 during the three months ended September 30, 2012 and 2011, respectively and $(224) and $37 during the nine months ended September 30, 2012 and 2011, respectively	(7)	(601)	(272)	(557)
Defined benefit plan adjustments, net of taxes of $256 during the nine months ended September 30, 2012 and $23 during the nine months ended September 30, 2011	-	-	312	27
Comprehensive Income	$11,808	$10,582	$33,886	$34,791
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Common Stock (Par Value $0.01):
Balance at beginning of period	$516	$512
Shares issued in exercise of options	3	3
Balance at end of period	519	515
Additional Paid-in Capital:
Balance at beginning of period	231,521	225,585
Stock options exercised	4,083	2,627
Forfeited restricted stock award shares returned to treasury stock	(3)	2
Tax benefit of stock plans	349	399
Release from treasury stock for restricted stock award and BMP benefit shares	217	501
Amortization of excess fair value over cost – ESOP stock and stock options expense	1,025	1,082
Balance at end of period	237,192	230,196
Retained Earnings:
Balance at beginning of period	358,079	329,668
Net income for the period	33,573	34,582
Cash dividends declared and paid	(14,386)	(14,156)
Balance at end of period	377,266	350,094
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(9,709)	(6,352)
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax	91	47
Reduction in non-credit component of OTTI charge, net of tax	161	693
Non-credit component of OTTI charge recognized during the period, net of tax	(3)	(13)
Increase in unrealized loss on available-for-sale securities during the period	(248)	(545)
Adjustments related to defined benefit plans, net of tax	312	27
Balance at end of period	(9,396)	(6,143)
ESOP:
Balance at beginning of period	(3,239)	(3,470)
Amortization of earned portion of ESOP stock	174	173
Balance at end of period	(3,065)	(3,297)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,037)	(2,684)
Amortization of earned portion of restricted stock awards	1,370	1,139
Release from treasury stock for restricted stock award shares	(1,959)	(1,953)
Forfeited restricted stock award shares returned to treasury stock	32	22
Balance at end of period	(3,594)	(3,476)
Treasury Stock, at cost:
Balance at beginning of period	(204,442)	(206,546)
Forfeited restricted stock award shares returned to treasury stock	(29)	(24)
Release from treasury stock for restricted stock award and BMP benefit shares	1,887	2,128
Balance at end of period	(202,584)	(204,442)
Common Stock Held by BMP:
Balance at beginning of period	(8,655)	(7,979)
BMP award distribution	-	-
Release from treasury stock for BMP benefit shares	(145)	(676)
Balance at end of period	(8,800)	(8,655)

Total Stockholders' Equity	$387,538	$354,792

See notes to condensed consolidated financial statements.
.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)
	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,573	$34,582
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sale of loans originated for sale	(26)	8
Net gain on sale of investment securities available-for-sale	(44)	(22)
Net gain on trading securities	(136)	105
Net depreciation and amortization	2,080	2,236
ESOP compensation expense	819	812
Stock plan compensation (excluding ESOP)	1,750	1,582
Provision for loan losses	3,858	5,305
Credit to reduce the liability for loans sold with recourse	(1,107)	-
OTTI charge for investment securities recognized in earnings	181	695
Increase in cash surrender value of Bank Owned Life Insurance	(1,265)	(1,334)
Deferred income tax credit	47	(2,415)
Excess tax benefit of stock plans	(349)	(399)
Changes in assets and liabilities:
Origination of loans held for sale	(5,080)	(4,539)
Proceeds from sale of loans held for sale	8,741	7,957
Decrease in other assets	2,666	5,966
Increase in other liabilities	5,906	21,473
Net cash provided by operating activities	51,614	72,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments of investment securities held-to-maturity	904	118
Proceeds from maturities of investment securities available-for-sale	-	-
Proceeds from calls and principal repayments of investment securities available-for-sale	200,320	174,000
Proceeds from sales of investment securities available-for-sale	313	226
Proceeds from sales of trading securities	171	136
Purchases of investment securities available-for-sale	(80,086)	(228,132)
Purchases of mortgage backed securities available-for-sale	(23,186)	-
Purchases of trading securities	(1,691)	(426)
Principal collected on mortgage backed securities available-for-sale	34,021	37,706
Purchases of loans	(24,483)	(39,190)
Proceeds from the sale of portfolio loans	30,906	15,712
Net decrease in loans	124,031	55,417
Purchases of fixed assets, net	(2,739)	(3,271)
Redemption of FHLBNY capital stock	7,853	4,704
Net cash provided by investing activities	266,334	17,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	75,465	34,036
Net increase in escrow and other deposits	39,254	23,803
Decrease in REPOS	(40,000)	-
Repayment of FHLBNY advances	(172,275)	(105,750)
Cash dividends paid	(14,386)	(14,156)
Exercise of stock options	4,086	2,630
BMP award distribution	-	-
Excess tax benefit of stock plans	349	399
Net cash used in financing activities	(107,507)	(59,038)
INCREASE IN CASH AND DUE FROM BANKS	210,441	29,974
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	44,260	90,729
CASH AND DUE FROM BANKS, END OF PERIOD	$254,701	$120,703
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$22,531	$20,718
Cash paid for interest	48,244	53,573
Loans transferred to held for sale	1,000	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	142	85
Net decrease in non-credit component of OTTI	(288)	(1,239)
Adjustments to other comprehensive income from defined benefit plans, net of tax	312	27
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

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank's principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, as well as mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Enterprises ("GSEs"), and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 2012 and December 31, 2011, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the changes in stockholders' equity and cash flows for the nine months ended September 30, 2012 and 2011.  The results of operations for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2012.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying condensed consolidated financial statements where significant estimates are utilized.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2011 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08").  Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing additional impairment testing is unnecessary. However, if an entity concludes otherwise, it is required to calculate the fair value of the reporting unit and compare the fair value with the carrying amount of the reporting unit, as described in the accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. While early adoption was permitted, the Company did not elect to early adopt ASU 2011-08.  Adoption of ASU 2011-08 did not have a material impact upon the Company's consolidated financial condition or results of operations.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05").   ASU 2011-05 permits an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the presentation of the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or the timing in which an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Since the Company's presentation of periodic comprehensive income already complied with the provisions of ASU 2011-05, adoption of ASU 2011-05 did not materially impact the Company's consolidated financial condition or results of operations or related disclosures.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04").  ASU 2011-04 was issued concurrently with International Financial Reporting Standards ("IFRS") No. 13, "Fair Value Measurements," and these respective standards substantially converge the guidance in GAAP and IFRS on fair value measurements and disclosures.  ASU 2011-04 amended several aspects of the fair value measurement guidance in FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurement," as follows: 1) application of the concepts of highest and best use and valuation premise; 2) introduction of an option to measure groups of offsetting assets and liabilities on a net basis; 3) incorporation of certain premiums and discounts in fair value measurements; and 4) initiating a requirement to disclose the measurement of the fair value of certain instruments classified in shareholders' equity.  ASU 2011-04 additionally included several new fair value disclosure requirements, including, among others, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs.  The Company adopted ASU 2011-04 effective January 1, 2012.  Adoption of ASU 2011-04 did not have a material impact upon the Company's consolidated financial condition or results of operations.

4.   TREASURY STOCK

The Holding Company did not repurchase any of its common stock into treasury during the three months ended September 30, 2012 or 2011.

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

The Holding Company returned 2,371 and 1,984 forfeited restricted stock awards into treasury stock during the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net Income per the Consolidated Statements of Operations	$11,795	$11,164	$33,573	$34,582
Denominator:
Weighted-average number of shares outstanding utilized in the calculation of basic EPS	34,408,801	33,831,618	34,212,431	33,666,202
Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options, net of the effect of tax benefits	89,016	49,705	75,348	117,206
Weighted average number of shares outstanding utilized in the calculation of diluted EPS	34,497,817	33,881,323	34,287,779	33,783,408

Common stock equivalents resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 1,330,792 and 2,746,738 weighted-average stock options outstanding for the three-month periods ended September 30, 2012 and 2011, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 1,323,076 and 1,245,159 weighted-average stock options outstanding for the nine-month periods ended September 30, 2012 and 2011, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the nine months ended September 30, 2012 and 2011, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2011, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2012	2011	2012	2011
Options outstanding – beginning of period	2,830,302	3,079,040	2,893,760	3,213,007
Options granted	-	-	24,440	91,583
Options exercised	(253,182)	(55,955)	(339,693)	(276,944)
Options forfeited	(5,625)	(10,312)	(7,012)	(14,873)
Options outstanding – end of period	2,571,495	3,012,773	2,571,495	3,012,773
Remaining unrecognized compensation expense	$408	$628	$408	$628

The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Nine Months Ended September 30,
	2012	2011
Total options granted	24,440	91,583
Estimated fair value on date of grant	$4.09	$4.82
Pricing methodology utilized	Black- Scholes	Black- Scholes
Expected life (in years)	6.53	6.80
Interest rate	1.21%	2.59%
Volatility	45.17	42.35
Dividend yield	4.04	3.62

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2012	2011	2012	2011
Unvested allocated shares – beginning of period	328,003	324,454	324,454	309,783
Shares granted	-	-	141,289	126,304
Shares vested	-	-	(135,369)	(109,649)
Shares forfeited	-	-	(2,371)	(1,984)
Unvested allocated shares – end of period	328,003	324,454	328,003	324,454

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

All loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both September 30, 2012 and December 31, 2011.

The Bank had no loans classified as Doubtful at September 30, 2012 or December 31, 2011.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at September 30, 2012
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$61,658	$2,482,610	$333,488	$365,405	$-	$3,243,161
Special Mention	461	9,821	5,494	-	-	15,776
Substandard	9,086	2,208	4,964	30,158	528	46,944
Total real estate loans individually assigned a credit grade	$71,205	$2,494,639	$343,946	$395,563	$528	$3,305,881
Real estate loans not individually assigned a credit grade (1)	$17,620	-	-	-	-	$17,620
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at September 30, 2012	Balance at December 31, 2011
Pass (performing)	$2,486	$2,445
Substandard (non-accrual)	6	4
Total	$2,492	$2,449

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At September 30, 2012
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$417	$-	$-	$1,150	$1,567	$87,258	$88,825
Multifamily residential and residential mixed use	2,494	4	-	1,008	3,506	2,491,133	2,494,639
Mixed use commercial real estate	1,172	-	-	721	1,893	342,053	343,946
Commercial real estate	-	-	-	7,805	7,805	387,758	395,563
Construction	-	-	-	-	-	528	528
Total real estate	$4,083	$4	$-	$10,684	$14,771	3,308,730	$3,323,501
Consumer	$4	$-	$-	$6	$10	$2,482	$2,492
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2012.

At December 31, 2011
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$1,221	$-	$-	$2,205	$3,426	$97,286	$100,712
Multifamily residential and residential mixed use	2,589	-	946	7,069	10,604	2,592,315	2,602,919
Mixed use commercial real estate	4,976	-	-	5,591	10,567	327,703	338,270
Commercial real estate	478	-	2,874	11,083	14,435	398,881	413,316
Construction	-	-	-	-	-	3,199	3,199
Total real estate	$9,264	$-	$3,820	$25,948	$39,032	$3,419,384	$3,458,416
Consumer	$12	$5	$-	$4	$21	$2,428	$2,449
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2011.

Accruing Loans 90 Days or More Past Due:

At December 31, 2011, the Bank owned five real estate loans totaling $3,820 that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  These loans remained on accrual status at December 31, 2011 and were deemed performing assets.  These loans were either fully re-financed or satisfied during the nine months ended September 30, 2012.   At September 30, 2012, there were no real estate loans that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.
Troubled Debt Restructured Loans ("TDRs").

At September 30, 2012, the Bank had twenty-two loans totaling $51,241 with terms that were modified in a manner that met the criteria for a TDR.  Thirteen of these TDRs totaling $47,587 were commercial real estate loans, five loans totaling $1,968 were multifamily residential and residential mixed-use real estate loans, three loans totaling $951 were mixed use loans with four units or less and the remaining $735 loan was a mixed-use commercial real estate loan.  At December 31, 2011, the Bank had twenty-two loans totaling $48,753 with terms that were modified in a manner that met the criteria for a TDR.  Twelve of these TDRs totaling $44,458 were commercial real estate loans, three loans totaling $1,657 were mixed-use commercial real estate loans, five loans totaling $2,013 were multifamily residential and residential mixed-use real estate loans and the remaining two loans totaling $625 were mixed use loans with four units or less.  (See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality – TDRs" for a discussion of the criteria assessed in determining whether a loan modification has resulted in a TDR).
The following table summarizes outstanding TDRs as of the dates indicated:

	As of September 30, 2012		As of December 31, 2011
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	22	$51,241	22	$48,753
TDRs on accrual status at period end	18	43,106	17	40,688
TDRs on non-accrual status at period end	4	8,135	5	8,065

See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality – TDRs" for a discussion of when a TDR is deemed accrual vs. non-accrual.

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not had any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both September 30, 2012 and December 31, 2011.

The following tables summarize activity related to TDRs for the periods indicated:

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
One- to four-family residential and cooperative unit	1	$330	$330	1	$212	$212
Multifamily residential and residential mixed use	-	-	-	1	361	361
Commercial real estate	-	-	-	5	20,523	20,523
TOTAL	1	$330	$330	7	$21,096	$21,096

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
One- to four-family residential and cooperative unit	1	$330	$330
Multifamily residential and residential mixed use	1	459	459	2	$573	$573
Commercial real estate	2	4,430	4,430	5	20,543	20,543
TOTAL	4	$5,219	$5,219	7	$21,096	$21,096

The Bank's allowance for loan losses at September 30, 2012 reflected $551 of allocated reserve associated with modifications identified as TDRs.  The Bank's allowance for loan losses at December 31, 2011 reflected $1,851 of allocated reserve associated with modifications identified as TDRs.  The reduction in the aggregate balance of allocated reserve associated with TDRs from December 31, 2011 to September 30, 2012 reflected the improvement in the underlying conditions of nine TDRs with an aggregate reserve of $1,064 at December 31, 2011, that resulted in the determination that the allocated reserve was no longer warranted on these TDRs as of September 30, 2012.  In addition, $154 of reserves as of December 31, 2011 were charged-off upon the disposal of two TDRs during the nine months ended September 30, 2012.  Otherwise, there was no impact on the Bank's allowance for loan losses related to TDRs as of September 30, 2012 and December 31, 2011.

As of September 30, 2012, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

As of September 30, 2012, there were no TDRs modified within the previous 12 months that defaulted subsequent to modification (thus no significant impact to the allowance for loan losses during the three-month or nine-month periods ended September 30, 2012 related to such loans).

Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays or shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Delinquent Serviced Loans Subject to the First Loss Position

As of September 30, 2012 and December 31, 2011, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with these loans (the "First Loss Position").

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

At September 30, 2012, within the pool of multifamily loans sold to FNMA, three loans totaling $2,040 were 90 days or more delinquent.  At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1,342 loan was delinquent between 30 and 89 days, and one $757 loan was 90 days or more delinquent.

9.   ALLOWANCE FOR LOAN LOSSES AND LIABILITY FOR FIRST LOSS POSITION ON MULTIFAMILY LOANS SOLD TO FNMA

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans;  (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): 1) real estate loans; and 2) consumer loans.  Within the segments, the Bank analyzes the allowance based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both September 30, 2012 and December 31, 2011.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment on TDRs is typically charged off immediately, impairment measured from a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both September 30, 2012 and December 31, 2011.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At September 30, 2012, the reserve allocated within the allowance for loan losses associated with loans internally classified as Substandard (excluding impaired loans internally designated as Substandard) reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.  This reserve allocation was determined in a manner substantially similar to non-impaired Special Mention loans at September 30, 2012.

Non-impaired Substandard loans were non-existent prior to September 30, 2011.  As of December 31, 2011, the total population of such loans was not deemed significant enough to warrant a separate allocated reserve measurement.
The portion of the allowance for loan losses attributable to non-impaired Substandard loans was zero at December 31, 2011, and increased to $867 at September 30, 2012, due to an increase of $12,905 in non-impaired Substandard loans from December 31, 2011 to September 30, 2012 as well as an increase in the estimated loss percentage applied to such loans from December 31, 2011 to September 30, 2012.

Non-Impaired Special Mention Loan Component

At both September 30, 2012 and December 31, 2011, the reserve allocated within the allowance for loan losses associated with loans internally classified as Special Mention (excluding impaired loans internally designated as Special Mention) reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at September 30, 2012 and December 31, 2011.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans declined from $800 at December 31, 2011 to $100 at September 30, 2012, due to a reduction of $15,211 in non-impaired Special Mention loans from December 31, 2011 to September 30, 2012 as well as a reduction in the estimated loss percentage determined to be applied to such loans from December 31, 2011 to September 30, 2012.

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

(ii) Economic conditions - At both September 30, 2012 and December 31, 2011, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are then incorporated into the methodology.  The Bank modified only certain less critical underwriting practices during the nine months ended September 30, 2012 and the year ended December 31, 2011, and, as a result, this component did not impact the methodology at either September 30, 2012 or December 31, 2011.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) Loan Seasoning – The Bank analyzes its charge-off history in order to determine whether loans that are over three years past their origination date (referred to as seasoned loans) have experienced lower loss levels, and would thus warrant a lower expected loss percentage.  This element was given minimal consideration in the September 30, 2012 and December 31, 2011 evaluations.  The minimal consideration resulted from an analysis of the loss experience recognized during the recent recessionary period (to which the Company migrated late in 2010), which concluded that the age or seasoning of a loan did not inversely correlate to the Bank's loss experience.

Consumer Loans

Due to their small individual balances, the Bank does not evaluate individual consumer loans for impairment.  Loss percentages are applied to aggregate consumer loans based upon both their delinquency status and loan type.  These loss percentages are derived from a combination of the Company's historical loss experience and/or nationally published loss data on these loans.  Consumer loans in excess of 120 days delinquent are typically fully charged off against the allowance for loan losses.

The following table presents data regarding activity in the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended September 30, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$258	$14,551	$2,181	$3,230	$-	$20,220	$23
Charge-offs	(134)	(243)	(8)	(14)	-	(398)	-
Recoveries	1	687	-	36	-	723	-
Transfer to the reserve for loan commitments	-	-	-	-	-	-	-
Provision (credit)	557	(761)	143	157	27	123	3
Ending balance	$682	$14,234	$2,316	$3,409	$27	$20,668	$26

Ending balance – loans individually evaluated for impairment	$621	$3,319	$1,456	$47,587	-	$52,983	$-
Ending balance – loans collectively evaluated for impairment	88,204	2,491,320	342,490	347,976	$528	3,270,518	$2,492
Allowance balance associated with loans individually evaluated for impairment	8	-	-	543	-	551	-
Allowance balance associated with loans collectively evaluated for impairment	674	14,234	2,316	2,866	27	20,117	26

At or for the Three Months Ended September 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Beginning balance	$399	$14,396	$1,108	$3,407	$179	$19,489	$29
Charge-offs	(5)	(40)	(79)	(46)	-	(170)	(5)
Recoveries	-	1	14	12	-	27	-
Transfer (to) from reserve for loan commitments	-	(39)	(5)	(9)	5	(48)	-
Provision	(12)	230	432	1,562	1	2,213	4
Ending balance	$382	$14,548	$1,470	$4,926	$185	$21,511	$28

At or for the Nine Months Ended September 30, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26
Charge-offs	(774)	(2,381)	(670)	(500)	(3)	(4,328)	(10)
Recoveries	17	773	11	37	-	838	-
Transfer to the reserve for loan commitments	-	52	5	25	-	82	-
Provision (reduction)	959	1,477	1,442	64	(94)	3,848	10
Ending balance	$682	$14,234	$2,316	$3,409	$27	$20,668	$26

At or for the Nine Months Ended September 30, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
	(Dollars in Thousands)
Beginning balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34
Charge-offs	(88)	(552)	(362)	(1,642)	(725)	(3,369)	(18)
Recoveries	-	143	36	146	-	325	-
Transfer from (to) reserve for loan commitments	-	121	(11)	5	15	130	-
Provision	61	610	476	3,596	550	5,293	12
Ending balance	$382	$14,548	$1,470	$4,926	$185	$21,511	$28

	As of December 31, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$2,547	$10,028	$6,739	$51,070	-	$70,384	-
Ending balance – loans collectively evaluated for impairment	98,165	2,592,891	331,531	362,246	$3,199	3,388,032	$2,449
Allowance balance associated with loans individually evaluated for impairment	130	45	73	1,927	-	2,175	-
Allowance balance associated with loans collectively evaluated for impairment	350	14,268	1,455	1,856	124	18,053	26

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment).  For purposes of these tables, adjustments between the unpaid principal balance and recorded investment (including accrued interest receivable) are deemed to be immaterial:

At September 30, 2012
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$409	$409	-
With an allocated reserve	212	212	$8
Multifamily Residential and Residential Mixed Use
With no allocated reserve	3,319	3,319	-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,456	1,456	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	32,329	32,329	-
With an allocated reserve	15,258	15,258	543
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$37,513	$37,513	$-
With an allocated reserve	$15,470	$15,470	$551

At December 31, 2011
	Unpaid Principal Balance at Period End	Recorded Investment at Period End	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,136	$1,136	$-
With an allocated reserve	1,411	1,411	130
Multifamily Residential and Residential Mixed Use
With no allocated reserve	9,338	9,338	-
With an allocated reserve	690	690	45
Mixed Use Commercial Real Estate
With no allocated reserve	5,780	5,780	-
With an allocated reserve	959	959	73
Commercial Real Estate
With no allocated reserve	11,812	11,812	-
With an allocated reserve	39,258	39,258	1,927
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$28,066	$28,066	$-
With an allocated reserve	$42,318	$42,318	$2,175

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$629	$15	$1,121	$7	$814	$48	$1,475	$24
With an allocated reserve	212	5	706	-	511	14	353	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	4,787	49	10,904	181	6,178	305	11,912	427
With an allocated reserve	-	-	6,549	82	525	-	3,275	82
Mixed Use Commercial Real Estate
With no allocated reserve	1,459	12	3,131	67	2,670	56	3,431	152
With an allocated reserve	-	-	4,253	8	240	-	2,126	8
Commercial Real Estate
With no allocated reserve	35,596	404	17,290	141	28,648	1,318	16,100	286
With an allocated reserve	15,284	189	13,573	51	21,290	567	9,711	310
Construction
With no allocated reserve	-	-	4,883	-	-	-	4,137	213
With an allocated reserve	-	-	-	-	-	-	-	-
Total
With no allocated reserve	$40,471	$480	$37,329	$396	$38,310	$1,727	$37,055	$1,102
With an allocated reserve	$15,496	$194	$25,083	$141	$22,566	$581	$15,465	$400

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

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related liability:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2012	2011	2012	2011
Outstanding balance of multifamily loans serviced for FNMA at period end	$279,830	$318,113	$279,830	$318,113
Total First Loss Position at end of period	16,356	16,356	16,356	16,356
Liability on the First Loss Position
Balance at beginning of period	$1,684	$2,993	$2,993	$2,993
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	‑	-	‑
Credit for losses on problem loans(1)	(140)	‑	(1,107)	‑
Charge-offs and other net reductions in balance	-	‑	(342)	‑
Balance at period end	$1,544	$2,993	$1,544	$2,993

(1) Amount recognized as a component of mortgage banking income during the period.

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at September 30, 2012:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Gains	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$16,846	$7,901	$(642)	-	$(1,303	)(2)	$5,956	$288	$6,244
Investment securities available for sale:
Registered Mutual Funds	5,123	3,698	-	1,341	-		5,039	-	5,039
Agency notes	49,818	49,818	-	169	-		49,987	-	49,987
Pass-through MBS issued by GSEs	49,239	49,239	-	3,509	-		52,748	-	52,748
Collateralized mortgage obligations ("CMOs") issued by GSEs	26,824	26,824	-	136	-		26,960	-	26,960
Private issuer pass through MBS	1,068	1,068	-	-	(24)		1,044	-	1,044
Private issuer CMOs	1,015	1,015	-	25	-		1,040	-	1,040
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2011:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Gains	Fair Value
Investment securities held-to-maturity:
TRUPS	$17,884	$8,910	$(929)	-	$(1,470	)(2)	$6,511	$(1,587)	$4,924
Investment securities available for sale:
Registered Mutual Funds	5,049	3,624	-	935	-		4,559	‑	4,559
Agency notes	170,362	170,362	-	37	(90)		170,309	‑	170,309
Pass-through MBS issued by GSEs	71,008	71,008	-	4,554	‑		75,562	‑	75,562
CMOs issued by GSEs	15,128	15,128	-	261	‑		15,389	‑	15,389
Private issuer pass through MBS	1,614	1,614	-	-	(110)		1,504	‑	1,504
Private issuer CMOs	1,400	1,400	-	22	-		1,422	-	1,422
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At September 30, 2012, the agency note investments in the table on the preceding page had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
One year or less	$-	$-
Due after one year through five years	49,818	49,987
Due after five years through ten years	-	-
TOTAL	$49,818	$49,987

The held-to-maturity TRUPS had a weighted average term to maturity of 22.3 years at September 30, 2012.  At September 30, 2012, MBS available-for-sale (which included pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 20.2 years and a weighted average estimated duration of 1.2 years.  There were no sales of MBS available-for-sale during the three-month or nine-month periods ended September 30, 2012 or 2011. Sales of other investment securities available-for-sale were not material during the three-month and nine-month periods ended September 30, 2012 and 2011.

As of each reporting period through September 30, 2012, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for the TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of September 30, 2012, six TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At September 30, 2012, these six securities had credit ratings ranging from "D" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended September 30, 2012			At or for the Three Months Ended September 30, 2011
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,945	$655	$9,600	$8,883	$951	$9,834
OTTI recognized on securities with previous OTTI	-	-	-	59	24	83
Reductions and transfers to credit-related OTTI	-	-	-	-	-	-
Amortization of previously recognized OTTI	-	(14)	(14)	-	(9)	(9)
Cumulative balance at end of the period	$8,945	$641	$9,586	$8,942	$966	$9,908

	At or for the Nine Months Ended September 30, 2012			At or for the Nine Months Ended September 30, 2011
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,974	$930	$9,904	$8,247	$2,203	$10,450
OTTI recognized on securities with previous OTTI	181	6	187	695	25	720
Reductions and transfers to credit-related OTTI	-	(181)	(181)	-	(1,245)	(1,245)
Amortization of previously recognized OTTI	(210)	(114)	(324)	-	(17)	(17)
Cumulative balance at end of the period	$8,945	$641	$9,586	$8,942	$966	$9,908

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of September 30, 2012, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$3,672	$1,838	$3,672	$1,838
Available-for-Sale Securities:
Private issuer pass through MBS	-	-	1,044	24	1,044	24
TOTAL	$-	$-	$4,716	$1,862	$4,716	$1,862
(1)    At September 30, 2012, the recorded balance of these securities was $4,207.  This balance reflected the remaining unrealized loss of $1,303 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2012, impairment of two of the TRUPS, with an amortized cost of $5,510, was deemed temporary.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $1,838 at September 30, 2012, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At September 30, 2012, both of these securities had ratings ranging from "CC" to "Ba1."  Despite the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at September 30, 2012 were temporary, and that all contractual principal and interest payments were expected to be received by their respective contractual maturities.  In reaching this determination, management considered the following:

•
Based upon an internal review of the collateral backing the TRUPS portfolio, which accounted for current and prospective deferrals, both of the securities could reasonably be expected to continue making all contractual payments

•	The Company had the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them as held-to-maturity in 2008
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

Private Issuer Pass Through MBS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2012, the Company owned one private issuer pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $1,068 and an unrealized loss of $24. At September 30, 2012, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the then existing economic environment, and determined that it could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell it before the recovery of its remaining amortized cost.

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

Assets Measured at Fair Value on a Recurring Basis at September 30, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months and Nine Months Ended September 30, 2012
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$919	$919	$-	$-	$-
International Equity Mutual Funds	121	121	-	-	-
Fixed Income Mutual Funds	2,392	2,392	-	-	-
Investment securities available-for-sale:					-
Agency notes	49,987	-	49,987	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	3,563	3,563	-	-	-
International Equity Mutual Funds	335	335	-	-	-
Fixed Income Mutual Funds	1,141	1,141	-	-	-
MBS available-for-sale	81,792	-	81,792	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months and Nine Months Ended September 30, 2011
Trading Securities (Registered Mutual Funds)
Domestic Equity Mutual Funds	$780	$780	$-	$-	$-
International Equity Mutual Funds	108	108	-	-	-
Fixed Income Mutual Funds	886	886	-	-	-
Investment securities available-for-sale:
Agency notes	170,309	-	170,309	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	3,162	3,162	-	-	-
International Equity Mutual Funds	315	315	-	-	-
Fixed Income Mutual Funds	1,082	1,082	-	-	-
MBS available-for-sale	93,877	-	93,877	-	-

The Company's available-for-sale investment securities and MBS are reported at fair value, which were determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable.  Prioritization of inputs may vary on any given day based on market conditions.

The Company's available-for-sale investment securities and MBS at September 30, 2012 were categorized as follows:

Description	Percentage of Total	Valuation Level
Agency notes	36.5%	Two
Pass Through MBS or CMOs issued by GSEs	58.3	Two
Mutual fund investments	3.7	One
Private issuer MBS or CMOs	1.5	Two

The Company's available-for-sale investment securities and MBS at December 31, 2011 were categorized as follows:

Description	Percentage of Total	Valuation Level
Agency notes	63.4%	Two
Pass Through MBS or CMOs issued by GSEs	33.8	Two
Mutual fund investments	1.7	One
Private issuer MBS or CMOs	1.1	Two

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both September 30, 2012 and December 31, 2011.  Obtaining market values as of September 30, 2012 and December 31, 2011 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of both September 30, 2012 and December 31, 2011.  Obtaining market values as of September 30, 2012 and December 31, 2011 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

As of September 30, 2012 and December 31, 2011, the Company owned one private issuer pass through MBS.  This security had an amortized cost basis of $1,068 at September 30, 2012.  The Company's investment is within the senior tranche of this security, and its contractual interest rate was 5.0% at both September 30, 2012 and December 31, 2011.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2005, and, as of September 30, 2012, had a weighted average coupon of 5.21% and a weighted average loan-to-value ratio of 41%.  Approximately 20% of the underlying mortgages are located in California, while the remainder are diversified geographically, and less than 20% of the total underlying mortgage pool was delinquent at September 30, 2012.   The credit ratings on this security ranged from Caa1 to CC at September 30, 2012.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at September 30, 2012 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible independent market sources, and verified that the values were prepared utilizing significant observable inputs as defined under ASC 820-10.

As of September 30, 2012 and December 31, 2011, the Company owned one private issuer CMO.  This security had an amortized cost basis of $1,015 at September 30, 2012.  The Company's investment is within the senior tranche of this security, and its contractual interest rate was 4.5% at both September 30, 2012 and December 31, 2011.  The assets underlying this security are a pool of 15-year fixed rate amortizing prime mortgages on residential properties located throughout the United States.  The underlying mortgages were originated in 2003, and, as of September 30, 2012, had a weighted average coupon of 5.38% and a weighted average loan-to-value ratio approximating 25%. Approximately 43% of the underlying mortgages are located in California, while the remainder are diversified geographically.  Less than 3% of the total underlying mortgage pool was delinquent at September 30, 2012.   This security possessed the highest possible credit rating published by at least one established credit rating agency at September 30, 2012.  As a result of the overall credit quality of this investment, marketplace demand was deemed sufficient at September 30, 2012 to permit it to be valued utilizing estimated sales determined under benchmarking and matrix pricing.  The Company obtained such values from at least two credible market sources, and verified that these values were prepared utilizing significant observable inputs as defined under ASC 820-10.

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended September 30, 2012		Losses for the Nine Months Ended September 30, 2012
Impaired loans:
One- to Four Family Residential and Cooperative Unit	$211	$-	$-	$211	$-		$221	(1)
Multifamily Residential and Residential Mixed Use Real Estate	450	-	-	450	243	(1)	2,295	(1)
Mixed Use Commercial Real Estate	721	-	-	721	8(1)		659	(1)
Commercial Real Estate	6,472	-	5,500	972	14	(1)	498	(1)
 (1)  Amount represents charge-offs recognized on impaired loans during the three-month and nine-month periods ended September 30, 2012.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Three Months Ended September 30, 2011		Losses for the Nine Months Ended September 30, 2011
TRUPS(1)	$285	$-	$-	$285	$83		$720
Impaired loans
One- to Four Family Residential and Cooperative Unit	2,013	-	-	2,013	-		‑
Multifamily Residential and Residential Mixed Use Real Estate	1,932	-	-	1,932	39	(2)	409	(2)
Mixed Use Commercial Real Estate	2,687	‑	-	2,687	65	(2)	325	(2)
Commercial Real Estate	8,945	-	5,500	3,445	44	(2)	1,506	(2)
Construction					-		725	(2)
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
(2)  Amount represents charge-offs recognized on impaired loans during the three-month and nine-month periods ended September 30, 2011.

TRUPS Held to Maturity – The fair value of all TRUPS held to maturity was determined in the manner documented commencing on page 28.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at September 30, 2012 and December 31, 2011 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 2 input), or, more commonly, a recent real estate appraisal (Level 3 input).  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of September 30, 2012, impaired loans measured for impairment using the fair value of the collateral had an aggregate principal balance of $9,549, previously recognized principal charge-offs totaling $1,695, and a net recorded balance totaling $7,854.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at September 30, 2012:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Range of Values	Weighted Average Value
$207	Income approach only	Capitalization rate	N/A*	7.5%
		Reduction for planned expedited disposal	N/A*	10%

4,842	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%-28.0%	8.0%
		Capitalization rate (income approach component)	7.0%-8.5%	7.6%
		Reduction in the expected net operating income (income approach component)	0.0%-6.0%	1.3%
		Reduction for planned expedited disposal	0.0%-27.5%	12.8%
*Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 were as follows:

		Fair Value at September 30, 2012 Using
At September 30, 2012	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$194,702	$194,702	-	-	$194,702
Federal funds sold and other short-term investments	59,999	59,999	-	-	59,999
Investment securities held to maturity (TRUPS)	5,956	-	-	6,244	6,244
Loans, net	3,305,299	-	5,500	3,423,893	3,429,393
Loans held for sale	387	-	387	-	387
Accrued interest receivable	13,616	-	543	13,073	13,616
Mortgage servicing rights ("MSR")	1,190	-	1,631	-	1,631
FHLBNY capital stock	41,636	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	1,494,148	1,494,148	-	-	1,494,148
Certificates of Deposit ("CDs")	925,018	-	942,077	-	942,077
Escrow and other deposits	111,066	111,066	-	-	111,066
REPOS	155,000	-	179,631	-	179,631
FHLBNY Advances	767,500	-	815,343	-	815,343
Trust Preferred securities payable	70,680	-	68,560	-	68,560
Accrued interest payable	3,668	-	3,668	-	3,668
Commitments to extend credit	1,563	1,563	-	-	1,563

At December 31, 2011	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$43,309	$43,309
Federal funds sold and other short-term investments	951	951
Investment securities held to maturity (TRUPS)	6,511	4,924
Loans, net	3,440,611	3,578,599
Loans held for sale	3,022	3,022
Accrued interest receivable	15,469	15,469
MSR	1,604	2,139
FHLBNY capital stock	49,489	N/A
Liabilities:
Savings, money market and checking accounts	1,366,150	1,366,150
CDs	977,551	996,022
Escrow and other deposits	71,812	71,812
REPOS	195,000	223,728
FHLBNY Advances	939,775	991,117
Trust Preferred securities payable	70,680	67,146
Accrued interest payable	3,997	3,997
Commitments to extend credit	917	917

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

TRUPS Held to Maturity – At September 30, 2012 and December 31, 2011, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of September 30, 2012.  As a result, at both September 30, 2012 and December 31, 2011, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow model valuations were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i) Discount Rate - Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the eight TRUPS, as follows:

(1)
Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of September 30, 2012 ranged from 1.8% to 2.7%, with a weighted average value of 2.4%.

(2)  Current discount rate - the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split investment rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."  The existing discount rates utilized to compute fair value as of September 30, 2012 ranged from 4.8% to 9.4%, with a weighted average value of 6.1%.

(ii) Defaults – The Company utilized the most recently published Fitch bank scores to estimate potential defaults in the collateral pool of performing issuers underlying the eight securities.  Using a rating scale of 1 to 5 (best-to-worst), all underlying issuers with a Fitch bank rating of 5.0 were assumed to default.  Underlying issuers with a Fitch bank rating of 3.5 through 4.5 were assumed to default at levels ranging from 5% to 75% based upon both their rating as well as whether they had been granted approval to receive funding under the U.S. Department of Treasury's Troubled Asset Relief Program Capital Purchase Program.   Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of September 30, 2012 ranged from 0% to 5.1% of the performing security pool balance, with a weighted average value of 2.0%.  In addition to the defaults derived from the Fitch bank scores, the Company utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows - The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, the Company utilizes a minimum of two of three additional cash flow model valuations in order to estimate the fair value of TRUPS.  Two of the three independent cash flow model valuations utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow model valuation was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow model valuation utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the TRUPS market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.  The Company is not provided detailed information regarding significant unobservable inputs utilized in the independent valuations.

Loans, Net - The fair value of impaired loans that are measured at fair value is determined in the manner described commencing on page 27.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair value of loans receivable other than impaired loans measured at fair value, is shown under the Level 3 valuation column.

Loans Held For Sale - The fair value of held-for-sale loans is primarily determined utilizing quoted market prices for securities backed by similar types of loans. Changes in the fair value of loans held for sale result primarily from changes in interest rates subsequent to funding but prior to sale, and changes in the fair value of the associated servicing of the loan. Loans held for sale are deemed a Level 2 valuation.

Accrued Interest Receivable - The estimated fair value of accrued interest receivable approximates its carrying amount, and is deemed to be valued at a comparable input level as its underlying financial asset.

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

Escrow and Other Deposits – The fair value of escrow and other deposits is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), which has been deemed a Level 1 valuation.

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

Accrued Interest Payable - The estimated fair value of accrued interest payable approximates its carrying amount, and is deemed to be valued at a comparable input level as its underlying financial liability.

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

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$39	$-	$33
Interest cost	306	90	339	86
Actuarial adjustment to prior period interest cost and amortization	-	-	-	-
Expected return on assets	(363)	-	(361)	-
Unrecognized past service liability	-	-	-	-
Amortization of unrealized loss	541	75	312	29
Net periodic cost	$484	$204	$290	$148

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$117	$-	$99
Interest cost	918	270	1,017	258
Actuarial adjustment to prior period interest cost and amortization	-	-	-	-
Expected return on assets	(1,089)	-	(1,083)	-
Unrecognized past service liability	-	-	-	-
Amortization of unrealized loss	1,623	225	936	87
Net periodic cost	$1,452	$612	$870	$444

The Company disclosed in its consolidated financial statements for the year ended December 31, 2011 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2012 as follows: Employee Retirement Plan - $51, BMP - $435, Outside Director Retirement Plan- $213, and Postretirement Plan -$196.  The Company made contributions of $40 to the Employee Retirement Plan during the nine months ended September 30, 2012, and expects to make the remainder of the estimated $51 of net contributions during 2012.  The Company made benefit payments of $114 on behalf of the Outside Director Retirement Plan during the nine months ended September 30, 2012, and expects to make an additional $45 of net contributions or benefit payments during 2012.  The Company made net benefit payments totaling $107 on behalf of the Postretirement Plan during the nine months ended September 30, 2012, and expects to make the remainder of the estimated $196 of net contributions or benefit payments during 2012.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the nine months ended September 30, 2012, and does not currently expect to make the $435 of benefit payments on behalf of the BMP during 2012, since anticipated retirements that formed the basis for these expected benefit payments in 2012 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended September 30, 2012 and 2011, the Company's consolidated effective tax rates were 41.2% and 41.7%, respectively, approximating the expected 41% normalized rate for each period.  During the nine months ended September 30, 2012 and 2011, the Company's consolidated effective tax rates were 41.0% and 41.1%, respectively, approximating the expected 41% normalized rate for each period.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss) on the sale of loans originated for sale	$20	$6	$26	$(8)
Credit to the liability for First Loss Position	140	-	1,107	-
Mortgage banking fees	99	130	342	441
Net mortgage banking income	$259	$136	$1,475	$433

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank's principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, one- to four-family residential, construction and land acquisition, and consumer loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

Executive Summary

The Holding Company's primary business is the ownership of the Bank.  The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees, as well as income associated with Bank Owned Life Insurance.  Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing costs, and occupancy and equipment, marketing and other operating expenses.  The Company's consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

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

The Company believes that multifamily residential and mixed-use loans in and around NYC provide advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank's multifamily residential and mixed use loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank's market area has generally provided a stable flow of new and refinanced multifamily residential and mixed-use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities; seeks to maintain the asset quality of its loans and other investments; and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

The years ended December 31, 2009, 2010 and 2011, as well as the first nine months of 2012, were dominated by a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions, coupled with ongoing economic and political turmoil in various parts of the world.  These events led to historically high dislocations in credit markets, creating favorable origination spreads from the benchmark origination interest rates during the period.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the Federal Open Market Committee ("FOMC") (which greatly impact the pricing of the Bank's retail deposits), benefited both the net interest spread and net interest margin during the years ended December 31, 2009, 2010 and 2011, thus favorably impacting the Company's consolidated earnings.  Partially offsetting this benefit were credit costs on Bank-owned loans during 2010 and 2011.  During the three-month and nine-month periods ended September 30, 2012, the FOMC prolonged its monetary policy actions aimed at maintaining both short-term and long-term interest rates at historically low levels.  This continued to benefit the Company's funding costs during both the three-month and nine-month periods ended September 30, 2012, while adversely impacting the average yield on its interest earning assets.

During the year ended December 31, 2011 and the nine months ended September 30, 2012, the Company experienced an increased level of prepayment and satisfaction activity, as management elected not to pursue loans that were either: 1) unfavorable from an interest rate repricing standpoint; or 2) required underwriting criteria in excess of management's risk tolerance.  Should such levels of prepayment continue, they would reduce the average yield (exclusive of contractual prepayment charges) of the Bank's loan portfolio, which would likely adversely impact the Company's net interest margin in future periods.

During the period January 1, 2009 through June 30, 2012, credit costs remained higher than the levels experienced prior to 2009.  Credit costs recognized during the three months ended September 30, 2012 were more representative of the level experienced prior to 2009.

Recent Developments

            In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which established new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve Board requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in effect.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  Management is currently unable to determine the ultimate effect that any final regulations, if enacted, would have upon the Company's earnings or financial position.  In addition, significant questions remain unanswered regarding the manner in which the numerous capital and liquidity mandates of the Dodd–Frank Wall Street Reform and Consumer Protection Act will be integrated with the requirements of Basel III.  Based upon the Company's current understanding of the proposals, however, management believes that the Company's capital, balance sheet and business model should not be materially adversely impacted by the U.S. implementation of Basel III.

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

On June 29, 2012, the Bank's conversion from a federally-chartered stock savings bank to a New York State-chartered stock savings bank (the "Charter Conversion") became effective.  As a result of the Charter Conversion, the New York State Department of Financial Services has become the Bank's primary regulator.  The Bank remains subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC"), and the Holding Company continues to be subject to regulation and examination by the Federal Reserve Bank of Philadelphia.  The Charter Conversion has not had, nor does the Company expect the Charter Conversion to have, a material effect on its business or operations.

In October 2012, the Company prepaid $155.0 million of REPO borrowings with a weighted average cost of 4.6% and weighted term to maturity approximating 4 years.  The after-tax prepayment fee on these borrowings amounted to $14.0 million and will be reflected in the fourth quarter's reported earnings.  The short-term securities that were pledged against these borrowings have yields that have steadily declined over the past several years, and now average 0.5%.  This transaction has a breakeven of 3.5 years, and will contribute positively to net interest margin commencing during the quarterly period ending December 31, 2012.

At September 30, 2012, the Bank owned certain New York City properties with market values that greatly exceeded their recorded book values.  In October 2012, the Bank entered into a definitive agreement to sell one of these properties and management is in negotiations to sell two more, although the timing of these transactions is somewhat uncertain.  Although negotiations are in process, there are no assurances that the sales will be completed.  These sales enable the Company to utilize previously unrecognized gains to restore a meaningful portion of the capital that was utilized in the borrowing prepayment transaction.

On October 28 and 29, 2012, most of the eastern coast of the United States of America, including the New York City metropolitan area, was subjected to Hurricane Sandy.  The Bank is currently assessing the impact of Hurricane Sandy, which caused extensive damage throughout its market area, and may have adversely affected the collateral of some of its borrowers and, to a lesser extent due to property and flood insurance, their ability to repay their obligation to the Bank.  In addition, storm related power outages temporarily interrupted the Bank's ability to operate some of its branches.  Although, at the time of this filing, Bank operations have resumed without disruption and loan repayments are recurring systematically, the possibility exists that these events could adversely affect future earnings or delinquencies.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2012		2011		2012		2011
Performance and Other Selected Ratios:
Return on Average Assets	1.21%		1.10%		1.13%		1.12%
Return on Average Stockholders' Equity	12.32		12.70		11.98		13.46
Stockholders' Equity to Total Assets	9.80		8.78		9.80		8.78
Loans to Deposits at End of Period	137.50		144.06		137.50		144.06
Loans to Earning Assets at End of Period	88.48		91.94		84.12		91.94
Net Interest Spread	3.38		3.39		3.32		3.41
Net Interest Margin	3.59		3.58		3.57		3.62
Average Interest Earning Assets to Average Interest Bearing Liabilities	114.77		111.12		114.50		111.41
Non-Interest Expense to Average Assets	1.62		1.48		1.61		1.52
Efficiency Ratio	43.92		40.98		44.05		41.91
Effective Tax Rate	41.25		41.67		41.03		41.34
Dividend Payout Ratio	41.18		42.42		42.86		41.18
Per Share Data:
Reported EPS (Diluted)	$0.34		$0.33		$0.98		$1.02
Cash Dividends Paid Per Share	0.14		0.14		0.42		0.42
Stated Book Value	10.89		10.13		10.89		10.13
Asset Quality Summary:
Net Charge-offs	$(325)		$148		$3,500		$3,062
Non-performing Loans	10,690		17,468		10,690		17,468
Non-performing Loans/Total Loans	0.32%		0.51%		0.32%		0.51%
Non-performing Assets	$11,580		$18,483		$11,580		$18,483
Non-performing Assets/Total Assets	0.29%		0.46%		0.29%		0.46%
Allowance for Loan Loss/Total Loans	0.62		0.63		0.62		0.63
Allowance for Loan Loss/Non-performing Loans	193.58		123.31		193.58		123.31
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.40	x	2.05	x	2.17	x	2.07	x
Excluding Interest on Deposits	3.23		2.64		2.77		2.69
(1) Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

Critical Accounting Policies

Various elements of the Company's accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company's policies with respect to the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), the liability for the First Loss Position, the valuation of MSR, asset impairments (including the assessment of impairment of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments, and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company's consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

The fair value of MSR is sensitive to changes in assumptions.  Fluctuations in prepayment speed assumptions have the most significant impact on the estimated fair value of MSR.  In the event that actual loan prepayments exceed the assumed amount, the fair value of MSR would likely decline.  In the event that actual loan prepayments fall below the assumed amount, the fair value of MSR would likely increase.  Any measurement of the value of MSR is limited by the existing conditions and assumptions utilized at a particular point in time, and would not necessarily be appropriate if applied at a different point in time.

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

At September 30, 2012, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of September 30, 2012.  As a result, at both September 30, 2012 and December 31, 2011, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the Company's condensed consolidated financial statements).

At September 30, 2012 and December 31, 2011, the Company had an investment in nine mutual funds totaling $3.4 million and $1.8 million, respectively, which were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at September 30, 2012 and December 31, 2011 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the Company's condensed consolidated financial statements for a reconciliation of OTTI on securities during the three-month and nine-month periods ended September 30, 2012 and 2011.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater than 50% likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

Unrecognized Tax Positions. Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no material uncertain tax positions as of September 30, 2012 and December 31, 2011.

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

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation.  It must additionally compete for deposit monies against the stock and bond markets, especially during periods of strong performance in those arenas.  The Bank's deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets.  To the extent that the Bank is responsive to general market increases or declines in interest rates, its deposit flows should not be materially impacted.   However, favorable performance of the equity or bond markets could adversely impact the Bank's deposit flows.

Retail branch and Internet banking deposits increased $75.5 million during the nine months ended September 30, 2012, compared to an increase of $34.0 million during the nine months ended September 30, 2011.  Within deposits, core deposits  (i.e., non-CDs) increased $128.0 million during the nine months ended September 30, 2012 and $65.1 million during the nine months ended September 30, 2011.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs decreased $52.5 million during the nine months ended September 30, 2012 and $31.1 million during the nine months ended September 30, 2011, primarily as a result of the attrition of maturing CDs from prior period promotional activities.  Except for promotional activities associated with a new branch opened during the nine months ended September 30, 2011, there was no significant change in deposit pricing strategies or promotional activities implemented during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, the Bank prepaid $40.0 million of borrowings secured by REPOS and $55.0 million of FHLBNY advances, removing a negative carrying cost on these $95.0 million of funding liabilities.  The Bank also elected not to replace $117.3 million of FHLBNY advances that matured during the nine months ended September 30, 2012.

During the nine months ended September 30, 2011, the Bank reduced its FHLBNY advances by $105.8 million.  The Bank experienced growth in liquid funds during the period January 1, 2011 to September 30, 2011 from a combination of deposit inflows and higher loan principal repayments.  It elected to utilize a portion of this additional liquidity to reduce its borrowed funds balance during the nine months ended September 30, 2011, as borrowings carry a higher average cost of funds than deposits.  The Bank coupled this action with a restructuring of a portion of its remaining borrowing portfolio, which served to extend its average repricing term.

During the nine months ended September 30, 2012, principal repayments totaled $775.3 million on real estate loans (including refinanced loans) and $34.0 million on MBS.  During the nine months ended September 30, 2011, principal repayments totaled $533.2 million on real estate loans (including refinanced loans) and $38.8 million on MBS.   The increase in principal repayments on real estate loans resulted from increased refinancing activity that was stimulated by lower marketplace offering rates.  The decline in principal repayments on MBS resulted from a reduction of $28.3 million in their average balance from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At September 30, 2012, the Bank had an additional potential borrowing capacity of $611.8 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At September 30, 2012, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the nine months ended September 30, 2012 and 2011, real estate loan originations totaled $645.2 million and $474.8 million, respectively.  The increase from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 reflected higher marketplace loan demand. Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $103.3 million during the nine months ended September 30, 2012, compared to  $228.1 million during the nine months ended September 30, 2011.  The purchases made during the nine months ended September 30, 2012 were comprised of $80.1 million of agency notes and  $23.2 million of adjustable rate Government National Mortgage Association MBS, while all of the purchases during the nine months ended September 30, 2011 were limited to agency notes.  All of the securities purchases during the nine months ended September 30, 2012 and 2011 were made to: 1) provide additional yield on cash balances; 2) provide additional assets that are permissible as collateral for borrowings; 3) maintain favorable credit quality in order to benefit the Bank in its capital adequacy; and 4) maintain investment balances with a short time period to either interest rate adjustment or expected repayment date.

The Holding Company did not repurchase any shares of its common stock during the nine months ended September 30, 2012 and 2011.  As of September 30, 2012, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $14.44 per share closing price of its common stock as of September 28, 2012, the Holding Company would utilize $16.2 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Company paid $14.4 million in cash dividends on its common stock during the nine months ended September 30, 2012, and $14.2 million during the nine months ended September 30, 2011.  The increase in payment resulted from a net increase of 585,065 shares outstanding from September 30, 2011 to September 30, 2012.

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

The following table presents off-balance sheet arrangements as of September 30, 2012:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$37,996	$-	$-	$-	$37,996
Other loan commitments (1)	243,999	-	-	-	243,999
Other Commitments:
First Loss Position on loans sold to FNMA (1)	16,356	-	-	-	16,356
Total Commitments	$298,351	$-	$-	$-	$298,351
(1) In accordance with the requirements of both ASC 450-20-25 and 460-10-25, as of September 30, 2012, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $367 and $1,544 respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General
At both September 30, 2012 and December 31, 2011, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $10.7 million and $26.0 million at September 30, 2012 and December 31, 2011, respectively, representing 0.32% and 0.75% of total loans at September 30, 2012 and December 31, 2011, respectively.  During the nine months ended September 30, 2012, twenty-nine non-accrual loans totaling $20.3 million were either satisfied or disposed of at a value at or below their recorded balance, $2.6 million of principal charge-offs were recognized on thirteen non-accrual loans, and three non-accrual loans totaling $1.8 million were returned to accrual status.  Partially offsetting these declines were twenty loans totaling $9.5 million that were added to non-accrual status during the nine months ended September 30, 2012.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $53.3 million, consisting of twenty-eight loans, at September 30, 2012, compared to $70.4 million, consisting of fifty loans, at December 31, 2011.  The Bank disposed of twenty-nine impaired loans with a recorded balance totaling $20.5 million during the nine months ended September 30, 2012, and received full repayment on three additional impaired loans totaling $1.1 million.  Additionally during the nine months ended September 30, 2012, two impaired loans with an aggregate recorded balance of $1.5 million remained current on all contractual amounts owed for a time period deemed sufficient to warrant their removal from impaired status, principal charge-offs totaling $2.5 million were recognized on twelve impaired loans, and one impaired loan with a recorded balance of $210,000 executed a re-finance agreement which warranted its removal from impaired status.  Partially offsetting these declines were thirteen loans totaling $9.1 million that were added to impaired status during the nine months ended September 30, 2012.

The following is a reconciliation of non-accrual and impaired loans at September 30, 2012:

(Dollars in Thousands)
Non-accrual loans	$10,690
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(482)
TDRs retained on accrual status	43,106
Other loans deemed impaired but retained on accrual status
Impaired loans	$53,314

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

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 39.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan meets any of the criteria for non-accrual status under either the Bank's policy, as disclosed on page 39 and/or the criteria related to accrual of interest established by agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both September 30, 2012 and 2011, the great majority of TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

The following is a summary of TDRs by type of underlying collateral:

	At September 30, 2012		At December 31, 2011
	# loans	Aggregate Recorded Balance	# loans	Aggregate Recorded Balance
	(Dollars in Thousands)
Loan secured by:
One- to four-family residential real estate (1)	3	$951	2	$625
Multifamily residential and residential mixed use real estate	5	1,967	5	2,013
Mixed use commercial real estate	1	736	3	1,657
Commercial real estate	13	47,587	12	44,458
Total	22	$51,241	22	$48,753
(1)	With the exception of one TDR at September 30, 2012 with an outstanding balance of $330,000, these TDRs are secured by properties containing either residential or commercial rental units.

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value of the property quarterly thereafter.  OREO is carried at the lower of the likely realizable or book balance, with any writedowns recognized through a provision recorded in non-interest expense.  Only the appraised value, or either contractual or formal marketed values that fall below the appraised value are used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

The Bank owned no OREO properties with a recorded balance at September 30, 2012 or December 31, 2011.

The following table sets forth information regarding non-accrual loans, and certain other non-performing assets (including OREO) at the dates indicated:

	At September 30, 2012	At December 31, 2011
	(Dollars in Thousands)
Non-accrual real estate loans:
One- to four-family residential and cooperative unit	$1,150	$2,205
Multifamily residential and residential mixed use	1,008	7,069
Commercial real estate and mixed use commercial real estate	8,526	16,674
Total non-accrual real estate loans (excluding loans held for sale)	$10,684	$25,948
Non-accrual consumer loans	6	4
Sub-total	$10,690	$25,952
Non-accrual loans held for sale	-	3,021
Total non-accrual loans	$10,690	$28,973
OREO	-	-
Non-performing investment securities	890	1,012
Total non-performing assets	$11,590	$29,985
Ratios:
Total non-accrual loans to total loans	0.32%	0.84%
Total non-performing assets to total assets	0.29	0.75

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had 8 real estate loans, totaling $4.1 million, that were delinquent between 30 and 89 days at September 30, 2012, a net reduction of $5.2 million compared to 12 such loans totaling $9.3 million at December 31, 2011. The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary  Loan Modifications

At September 30, 2012, the Bank had 4 loans totaling $2.4 million that were either current or less than 30 days delinquent, and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.   At December 31, 2011, there were 7 such loans totaling $9.3 million.  These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) the modifications were temporary in nature; 2) they permitted only minor reductions in the cash flow requirements of debt service; and 3) there was no forgiveness of contractual principal and interest amounts due to the Bank.  Specific terms of modification were in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor concession; or (2) either a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of these temporarily modified loans at September 30, 2012 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at September 30, 2012.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting polices that are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The Bank's lending function performs a formal review process that serves as an effective re-underwriting of all temporarily modified loans.

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these temporarily modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank's allowance for loan losses at either September 30, 2012 or December 31, 2011.

There were no temporary modifications entered into during the three-months ended September 30, 2012 and 2011, or during the nine-month period ended September 30, 2012.  The following table summarizes temporary modifications entered into during the nine months ended September 30, 2011:

	At or for the Nine Months Ended September 30, 2011
	# Loans	Balance
	(Dollars in Thousands)
Loans modified in a manner that did not meet the definition of a TDR	5	$5,599
Concessions granted:
Reduction of outstanding principal due	‑	‑
Deferral of principal amounts due	5	5,599
Below market interest rate granted	‑	‑
Outstanding principal balance immediately before and after modification	5	$5,599

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA that had an outstanding principal balance of $279.8 million at September 30, 2012.  Pursuant to the sale agreement with FNMA, the Bank retained the First Loss Position, which totaled $16.4 million at September 30, 2012.  Against this contingent liability, the Bank has charged through earnings a recorded liability (reserve for First Loss Position) of $1.5 million as of September 30, 2012, leaving approximately $14.9 million of potential charges to earnings for future losses (if any).  At September 30, 2012, within the pool of multifamily loans sold to FNMA, three loans totaling $2.0 million were 90 days or more delinquent, and no loans were delinquent between 30 and 89 days.  At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1.3 million loan was delinquent between 30 and 89 days, and one $757,000 loan was 90 days or more delinquent.  The Bank manages the collection of these loans in the same manner as it does for portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA or it enters OREO status; or (ii) the entire pool of loans sold to FNMA have either been fully satisfied or enter OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.

The Bank has elected to periodically repurchase problematic or non-problematic loans from within the FNMA serviced loan pool.  The repurchase of problematic loans is made in order to expedite their resolution and control losses.  All such elections have been made on an individual loan/borrower basis.  All repurchases from FNMA are made at par, and any reserves recognized on the re-acquired loan within the FNMA reserve analysis reduce the recorded balance of the loan when it is transferred to the Bank's portfolio.  In most instances, all economic losses realized by the Bank on the re-acquired loans can be applied against the First Loss Position, and any material exceptions for individual loans are disclosed in the Company's public filings. Since the Bank is fully responsible for all losses on FNMA serviced loans up to the First Loss Position, it has greater incentive to minimize losses. Had the resolution of these loans been left to FNMA to manage, management believes that the ultimate losses recognized would have been greater.   Such re-acquisitions were minor during the nine months ended September 30, 2012 and 2011.

Reserve Liability on Loan Origination Commitments

The Bank also maintains a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $367,000 at September 30, 2012 and $241,000 at December 31, 2011.  The expected loss rates applied to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank's loan commitment pipeline.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic activity associated with it, remained constant during the three-months ended September 30, 2012.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At September 30, 2012	At June 30, 2012	At December 31, 2011
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$551	$581	$2,175
Substandard loans not deemed impaired	866	-	-
Special Mention loans	100	520	800
Pass graded loans	19,084	18,960	17,174
Debit escrow balances	67	159	79
Sub-total real estate loans	20,668	20,220	20,228
Consumer loans	26	23	26
TOTAL	$20,694	$20,243	$20,254

	At September 30, 2011	At June 30, 2011	At December 31 2010
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$2,821	$280	$-
Substandard loans not deemed impaired	-	-	-
Special Mention loans	1,606	2,046	1,880
Pass graded loans	17,010	17,006	17,178
Debit escrow balances	74	157	74
Sub-total real estate loans	21,511	19,489	19,132
Consumer loans	28	29	34
TOTAL	$21,539	$19,518	$19,166

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net recoveries (charge-offs)	$350	$(148)	$(3,500)	$(3,062)
Provision	126	2,217	3,858	5,305
Transfer (to) from reserve for loan commitments	(159)	(48)	(241)	128

The allowance for loan losses increased $451,000 during the three months ended September 30, 2012, due primarily to the addition of $866,000 of reserves on loans classified as substandard but not individually evaluated for impairment.  Partially offsetting this increase was a reduction of $420,000 in the allowance component related to Special Mention loans, that reflected a reduction in the expected loss percentage applied to such loans as of September 30, 2012 compared to June 30, 2012.  The provision for loan losses recorded during the three-months ended September 30, 2012 reflected the additional reserve estimated on loans classified as substandard but not individually evaluated for impairment, as well as anticipated growth in the loan portfolio.

The allowance for loan losses increased $440,000 during the nine months ended September 30, 2012, as increases of $1.9 million in the component related to pass graded loans and $866,000 in the component related to loans classified as substandard but not individually evaluated for impairment, were partially offset by declines of $1.6 million in the component related to impaired loans and $700,000 in the component related to Special Mention loans.  Reductions from December 31, 2011 to September 30, 2012 of $17.5 million in the balance of impaired loans led to the decline in its allowance component.  During the nine months ended September 30, 2012, the Company added a reserve component related to loans classified as substandard but not individually evaluated for impairment, which is derived based upon a loss migration analysis of such loans.  During the nine months ended September 30, 2012, the Company also updated the loss migration period utilized to compute the reserve component related to Special Mention loans.  Based upon the updated migration period, a significantly lower reserve estimate was computed on Special Mention loans at September 30, 2012 compared to December 31, 2011. The increase in the allowance associated with Pass graded loans reflected a higher expected loss allocation applied to a portion of the pass graded loans at September 30, 2012 compared to December 31, 2011 as a result of movements of pass loans within various loss estimate categories.  The provision for loan losses recorded during the nine months ended September 30, 2012 reflected both the replenishment of a portion of the allowance for loan losses that was reduced by net charge-off activity during the period, as well as the additional reserve estimated on loans classified as substandard but not individually evaluated for impairment.

For a further discussion of the allowance for loan losses and related activity during the three-month and nine-month periods ended September 30, 2012 and 2011, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of special mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements, and period-end balances of impaired loans are summarized in Note 9 to the condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Assets.  Assets totaled $3.95 billion at September 30, 2012, $66.8 million below their level at December 31, 2011.

Real estate loans and investment securities available for sale declined by $134.9 million and $119.8 million, respectively, during the nine months ended September 30, 2012.  During the nine months ended September 30, 2012, borrower refinancing activities increased as a result of continued low marketplace interest rates, and generated an aggregate amortization level in the Company's real estate loan portfolio that was both unusually high and above the total origination level for the period.  In addition, the Company sold $30.9 million of problem loans during the nine months ended September 30, 2012.  Investment securities available for sale declined as a result of $200.3 million of calls during the nine months ended September 30, 2012, which were partially offset by $80.1 million of purchases during the period.

A portion of the liquid funds generated from loan amortization and investment security call activities was (i) retained in cash and due from banks, which increased $151.4 million during the nine months ended September 30, 2012; and (ii) used for the purchase of $60.0 million of federal funds sold and other short term investments during the nine months ended September 30, 2012.

Liabilities.  Total liabilities decreased $93.3 million during the nine months ended September 30, 2012.  During this period, the Company utilized additional liquidity generated from loan amortization and calls of investment securities available for sale to prepay $40.0 million of REPOS and $55.0 million in FHLBNY advances.  The Company additionally elected not to replace $117.3 million of FHLBNY advances that matured during the nine months ended September 30, 2012 as a result of the additional liquidity held during the period. Partially offsetting the $212.3 million decline in borrowed funds, retail deposits (due to depositors) increased $75.5 million, and mortgagor escrow and other deposits, which typically grow during the first and third quarters of each calendar year, grew $39.3 million during the nine months ended September 30, 2012. Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits during the nine months ended September 30, 2012.

Stockholders' Equity.  Stockholders' equity increased $26.5 million during the nine months ended September 30, 2012, due primarily to net income of $33.6 million, $4.1 million of common stock issued for the exercise of stock options, a $3.0 million aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity, and a net after-tax reduction of $313,000 in the balance of accumulated other comprehensive loss (due to an adjustment in the funded status of a defined benefit plan).  Partially offsetting these items were $14.4 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General.  Net income was $11.8 million during the three months ended September 30, 2012, an increase of $631,000 from net income of $11.2 million during the three months ended September 30, 2011.  During the comparative period, the provision for loan losses declined $2.1 million and non-interest income increased $425,000. Partially offsetting these additions to pre-tax income was a reduction of $776,000 in net interest income and an increase of $807,000 in non-interest expense.  Income tax expense increased $304,000 during the comparative period due to the growth of $935,000 in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2012 and 2011 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,329,996	$45,963	5.52%	$3,412,553	$49,139	5.76%
Other loans	2,421	28	4.63	1,043	24	9.20
MBS	86,037	677	3.15	105,886	1,192	4.50
Investment securities	97,926	223	0.91	150,930	321	0.85
Federal funds sold and other short-term investments	199,888	582	1.16	151,335	640	1.69
Total interest-earning assets	3,716,268	$47,473	5.11%	3,821,747	$51,316	5.37%
Non-interest earning assets	183,761			230,412
Total assets	$3,900,029			$4,052,159

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$93,132	$48	0.21%	$93,649	$66	0.28%
Money Market accounts	850,288	1,155	0.54	775,697	1,295	0.66
Savings accounts	365,976	141	0.15	345,237	180	0.21
CDs	935,278	3,958	1.68	1,053,415	4,957	1.87
Borrowed Funds	993,289	8,773	3.51	1,171,433	10,646	3.61
Total interest-bearing liabilities	3,237,963	$14,075	1.73%	3,439,431	$17,144	1.98%
Non-interest bearing checking accounts	151,006			142,035
Other non-interest-bearing liabilities	128,028			119,078
Total liabilities	3,516,997			3,700,544
Stockholders' equity	383,032			351,615
Total liabilities and stockholders' equity	$3,900,029			$4,052,159
Net interest income		$33,398			$34,172
Net interest spread			3.38%			3.39%
Net interest-earning assets	$478,305			$382,316
Net interest margin			3.59%			3.58%
Ratio of interest-earning assets to interest-bearing liabilities			114.77%			111.12%

Rate/Volume Analysis

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 Increase/ (Decrease) Due to:

	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$(1,159)	$(2,017)	$(3,176)
Other loans	24	(20)	4
MBS	(191)	(324)	(515)
Investment securities	(117)	19	(98)
Federal funds sold and other short-term investments	174	(232)	(58)
Total	$ (1,269)	$ (2,574)	$ (3,843)

Interest-bearing liabilities:
Interest bearing checking accounts	$(1)	$ (17)	$(18)
Money market accounts	109	(249)	(140)
Savings accounts	12	(51)	(39)
CDs	(525)	(474)	(999)
Borrowed funds	(1,597)	(276)	(1,873)
Total	$ (2,002)	$ (1,067)	$ (3,069)
Net change in net interest income	$733	$ (1,507)	$ (774)

During the period January 1, 2009 through September 30, 2012, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through September 2012.  In addition, both marketplace competition and refinancing activity related to loans secured by multifamily and commercial real estate increased considerably during the nine months ended September 30, 2012, resulting in a reduction in the average yield on real estate loans.  Both of these factors impacted the Company's net interest margin during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Interest Income.  Interest income was $47.5 million during the three months ended September 30, 2012, a reduction of $3.8 million from the three months ended September 30, 2011, primarily reflecting $3.2 million of lower interest income on real estate loans, and a reduction of $515,000 in interest income on MBS.  The declines in interest income on both real estate loans and MBS resulted from reductions of $82.6 million and $20.0 million, respectively, in their average balances during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, coupled with a declines of 24 basis points and 135 basis points in their respective average yields during the comparative period.  During the period October 1, 2011 through September 30, 2012, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  Similarly, high volumes of prepayment and refinancing in the real estate loan portfolio due to the low interest rate environment resulted in reductions in real estate loans that exceeded new origination volume from October 1, 2011 through September 30, 2012.  The high volumes of prepayment and refinancing on real estate loans similarly served as the primary contributor to the reductions in the average yields of real estate loans and MBS during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Interest Expense.  Interest expense decreased $3.1 million, to $14.1 million, during the three months ended September 30, 2012, from $17.1 million during the three months ended September 30, 2011.  This decline resulted primarily from reductions of $1.9 million and $1.0 million in interest expense on borrowed funds and CDs, respectively, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The reduction in interest expense on borrowed funds resulted primarily from a decline of $178.1 million in their average balance from the three months ended September 30, 2011 to the three months ended September 30, 2012, as the Company, during the 12-month period ended September 30, 2012, elected to utilize liquidity generated from increased loan amortization activity to restructure and/or reduce its aggregate level of borrowed funds.  The reduction in interest expense on CDs reflected both declines of $118.1 million in their average balance and 19 basis points in their average cost during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Since the Company did not elect to compete aggressively for CDs during the nine months ended September 30, 2012, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 resulted from ongoing reductions in offering rates on new CDs that occurred from October 1, 2011 through September 30, 2012.

Provision for Loan Losses.  The provision for loan losses was $126,000 during the three months ended September 30, 2012, compared to $2.2 million during the three months ended September 30, 2011.  The reduction reflected the improvement in the overall credit quality in the loan portfolio that occurred during the nine months ended September 30, 2012.  During the three months ended September 30, 2012, the Company experienced declines in both non-accrual and delinquent loans, as well as a net recovery of loan balances (negative net charge-off activity).

Non-Interest Income.  Total non-interest income increased $425,000 from the three months ended September 30, 2011 to the three months ended September 30, 2012, due primarily to an increase of $123,000 in mortgage banking income and an increase of $203,000 in the net gain or loss on securities and other assets.  The increase in the net gain or loss on securities and other assets primarily reflected a more favorable periodic valuation of trading securities. The growth in mortgage banking income resulted from the reduction of $141,000 in the liability for the First Loss Position on loans sold to FNMA with recourse that was recognized during the three months ended September 30, 2012.  This reduction, which served to increase mortgage banking income, was deemed warranted due to both ongoing amortization and stabilization of problem loans within the portfolio of loans sold to FNMA with recourse.

Non-Interest Expense.  Non-interest expense was $15.8 million during the three months ended September 30, 2012, an increase of $807,000 from $15.0 million during the three months ended September 30, 2011.

Salaries and employee benefits increased $522,000 as a result of both additional staffing and ongoing increases to existing salaries and benefits.  Other expenses increased $474,000 primarily as a result of higher marketing expenses associated with promotional deposit activities undertaken during the September 2012 quarter, as well as an increase of $208,000 in expenses associated with reserves for loan commitments that reflected additional real estate loan commitments entered into during the September 2012 quarter.

Non-interest expense was 1.62% of average assets during the three months ended September 30, 2012, compared to 1.48% during the three months ended September 30, 2011, reflecting both the $807,000 increase in non-interest expense and a reduction of $152.1 million in average assets from the three months ended September 30, 2011 to the three months ended September 30, 2012.

Income Tax Expense.   Income tax expense increased $304,000 during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due to the growth of $935,000 in pre-tax earnings.  The Company's consolidated tax rate approximated its normalized 41% during the three months ended September 30, 2012 and 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General.  Net income was $33.6 million during the nine months ended September 30, 2012, a reduction of $1.0 million from net income of $34.6 million during the nine months ended September 30, 2011.  During the comparative period, net interest income declined $4.1 million, and non-interest expense increased $948,000, which were partially offset by an increase of $1.6 million in non-interest income and a reduction of $1.4 million in the provision for loan losses, resulting in a net reduction in pre-tax income of $2.0 million.  Income tax expense declined $1.0 million during the comparative period due to the reduction in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2012 and 2011 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
		2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,387,534	$143,735	5.66%	$3,445,220	$151,625	5.87%
Other loans	1,870	76	5.42	1,090	74	9.05
MBS	89,154	2,456	3.67	117,436	3,974	4.51
Investment securities	122,552	1,043	1.13	150,650	1,019	0.90
Federal funds sold and other short-term investments	186,189	1,895	1.36	166,407	2,089	1.67
Total interest-earning assets	3,787,299	$149,205	5.25%	3,880,803	$158,781	5.46%
Non-interest earning assets	178,618			225,541
Total assets	$3,965,917			$4,106,344

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$93,172	$141	0.20%	$96,870	$266	0.37%
Money Market accounts	810,179	3,326	0.55	752,423	3,818	0.68
Savings accounts	362,429	442	0.16	339,778	551	0.22
CDs	960,293	12,540	1.74	1,070,216	15,446	1.93
Borrowed Funds	1,081,514	31,465	3.89	1,224,048	33,325	3.64
Total interest-bearing liabilities	3,307,587	$47,914	1.94%	3,483,335	$53,406	2.05%
Non-interest bearing checking accounts	150,914			139,983
Other non-interest-bearing liabilities	133,857			140,570
Total liabilities	3,592,358			3,763,888
Stockholders' equity	373,559			342,456
Total liabilities and stockholders' equity	$3,965,917			$4,106,344
Net interest income		$101,291			$105,375
Net interest spread			3.32%			3.41%
Net interest-earning assets	$479,712			$397,468
Net interest margin			3.57%			3.62%
Ratio of interest-earning assets to interest-bearing liabilities			114.50%			111.41%

Rate/Volume Analysis

	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$(2,502)	$(5,388)	$(7,890)
Other loans	43	(41)	2
MBS	(867)	(651)	(1,518)
Investment securities	(213)	237	24
Federal funds sold and other short-term investments	221	(415)	(194)
Total	$(3,318)	$(6,258)	$(9,576)

Interest-bearing liabilities:
Interest bearing checking accounts	$(6)	$(119)	$(125)
Money market accounts	267	(759)	(492)
Savings accounts	41	(150)	(109)
CDs	(1,486)	(1,420)	(2,906)
Borrowed funds	(4,018)	2,158	(1,860)
Total	$(5,202)	$(290)	$(5,492)
Net change in net interest income	$1,884	$(5,968)	$(4,084)

During the period January 1, 2009 through September 30, 2012, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through September 2012.  In addition, both marketplace competition and refinancing activity related to loans secured by multifamily and commercial real estate increased considerably during the nine months ended September 30, 2012, resulting in a reduction in the average yield on real estate loans.  Both of these factors impacted the Company's net interest margin during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Interest Income.  Interest income was $149.2 million during the nine months ended September 30, 2012, a reduction of $9.6 million from the nine months ended September 30, 2011, primarily reflecting $7.9 million of lower interest income on real estate loans, and a reduction of $1.5 million in interest income on MBS.  The declines in interest income on both real estate loans and MBS resulted from a reduction of $57.7 million and $28.3 million, respectively, in their average balances during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, coupled with declines of 21 basis points and 84 basis points in their respective average yields during the comparative period.  During the period October 1, 2011 through September 30, 2012, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  Similarly, high volumes of prepayment and refinancing in the real estate loan portfolio due to the low interest rate environment resulted in reductions in real estate loans that exceeded new origination volume from October 1, 2011 through September 30, 2012.  The high volumes of prepayment and refinancing on real estate loans similarly served as the primary contributor to the reductions in the average yields of real estate loans and MBS during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Interest Expense.  Interest expense decreased $5.5 million, to $47.9 million, during the nine months ended September 30, 2012, from $53.4 million during the nine months ended September 30, 2011.  This decline resulted primarily from reductions of $1.9 million and $2.9 million in interest expense on borrowed funds and CDs, respectively, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Interest expense on money market deposits also declined $492,000 during the comparative period.  The reduction in interest expense on borrowed funds resulted primarily from a decline of $142.5 million in their average balance from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, as the Company, during the 12-month period ended September 30, 2012, elected to utilize liquidity generated from increased loan amortization activity to restructure and/or reduce its aggregate level of borrowed funds.  The reduction in interest expense on CDs reflected both declines of $109.9 million in their average balance and 19 basis points in their average cost during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Since the Company did not elect to compete aggressively for CDs during the nine months ended September 30, 2012, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 resulted from ongoing reductions in offering rates on new CDs that occurred from October 1, 2011 through September 30, 2012.  The reduction in interest expense on money market accounts resulted from a decline of 13 basis points in their average cost during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, reflecting ongoing reductions in offering rates on money market accounts that occurred from October 1, 2011 through September 30, 2012.

Provision for Loan Losses.  The provision for loan losses was $3.9 million during the nine months ended September 30, 2012, compared to $5.3 million during the nine months ended September 30, 2011.  The reduction reflected the improvement in the overall credit quality in the loan portfolio that occurred during the nine months ended September 30, 2012.  During the nine months ended

September 30, 2012, the Company experienced declines in both non-accrual and delinquent loans, as well as a net recovery of loan balances (negative net charge-off activity).

Non-Interest Income.  Total non-interest income increased $1.6 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, due primarily to an increase of $1.0 in mortgage banking income and $514,000 of lower OTTI charges recognized on TRUPS (which is recognized as a reduction component of non-interest income). The growth in mortgage banking income resulted from the reduction of $1.1 million in the liability for the First Loss Position on loans sold to FNMA with recourse that was recognized during the nine months ended September 30, 2012.  This reduction, which served to increase mortgage banking income, was deemed warranted due to both ongoing amortization and stabilization of problem loans within the portfolio of loans sold to FNMA with recourse.

Non-Interest Expense.  Non-interest expense was $47.8 million during the nine months ended September 30, 2012, an increase of $948,000 from $46.9 million during the nine months ended September 30, 2011.

Salaries and employee benefits increased $1.2 million as a result of both additional staffing and ongoing increases to existing salaries and benefits.  Other expenses increased $646,000 primarily as a result of higher marketing expenses associated with promotional deposit activities undertaken during the September 2012 quarter, as well as an increased expense associated with reserves for loan commitments that reflected additional real estate loan commitments entered into during the September 2012 quarter.  FDIC insurance costs decreased $606,000 primarily as a result of higher assessment rates effective in the first quarter of 2011 (a transitional quarter between recapitalization plans).

Non-interest expense was 1.61% of average assets during the nine months ended September 30, 2012, compared to 1.52% during the nine months ended September 30, 2011, reflecting both the $948,000 increase in non-interest expense and a reduction of $140.4 million in average assets from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.

Income Tax Expense.   Income tax expense declined $1.0 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due primarily to the reduction of $2.0 million in pre-tax earnings.  The Company's consolidated tax rate approximated its normalized 41% during the nine months ended September 30, 2012 and 2011.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2011 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2012.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2012, the Company owned nine mutual fund investments totaling $3.4 million that were designated as trading.  At September 30, 2012, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  Borrowings were reduced by $212.3 million during the nine months ended September 30, 2012.  Otherwise, there was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2011 to September 30, 2012.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

Interest Rate Risk Exposure Analysis
Economic Value of Equity ("EVE") Analysis.  At September 30, 2012, the Bank continued to monitor the impact of interest rate volatility upon EVE in the same manner as at December 31, 2011.

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2012 and December 31, 2011.  The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2012 and December 31, 2011.  Interest rate sensitivity is measured by the basis point changes in the various EVE ratios ("EVE Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  EVE Ratios represent the EVE as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the EVE Ratio is considered favorable, while a decline is considered unfavorable.

    The EVEs presented below incorporate some asset and liability values derived from the Bank's valuation model, such as those for mortgage loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time and over various interest rate scenarios and then makes estimates of its deposit decay rate for use in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank's various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

	At September 30, 2012						At December 31, 2011
	Economic Value of Equity
	Dollar Amount	Dollar Change	Percentage Change	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit	EVE Dollar Amount	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit
	(Dollars in Thouisands)
Rate Shock Scenario
+ 200 Basis Points	$393,338	$7,764	-1.94%	10.00%	(3)	6.0%	$432,018	10.69%	29	6.0%
Pre-Shock Scenario	401,102	-	-	10.03	‑	8.0	429,193	10.40	‑	8.0

The Pre-Shock Scenario EVE was $401.1 million at September 30, 2012, compared to $429.2 million at December 31, 2011, and the EVE Ratio at September 30, 2012 was 10.03% in the Pre-Shock Scenario, compared to 10.40% at December 31, 2011.  The declines in both the Pre-Shock Scenario EVE and the Pre-Shock Scenario EVE Ratio resulted primarily from reductions in marketplace deposit offering rates during the nine months ended September 30, 2012, which lowered the Bank's Pre-Shock Scenario core deposit intangible value at September 30, 2012 compared to December 31, 2011.

The Bank's +200 basis point Rate Shock Scenario EVE as of September 30, 2012 decreased from its $432.0 million balance at December 31, 2011 to $393.3 million at September 30, 2012, reflecting reduced benefit in the valuation of both CDs and borrowings in the +200 basis point Rate Shock Scenario EVE as of September 30, 2012.  The reduced benefit in valuation reflected portions of these liabilities moving closer to their maturity or interest rate repricing date period during the nine months ended September 30, 2012.
The EVE Ratio was 10.00% in the +200 basis point Rate Shock Scenario at September 30, 2012, a reduction from the EVE Ratio of 10.69% in the +200 basis point Rate Shock Scenario at December 31, 2011, reflecting the reduction in the +200 basis point Rate Shock Scenario EVE from December 31, 2011 to September 30, 2012.

At September 30, 2012, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was a negative 3 basis points, compared to interest rate sensitivity of positive 29 basis points in the +200 basis point Rate Shock Scenario at December 31, 2011, also reflecting the reduction in the +200 basis point Rate Shock Scenario EVE.
 Income Simulation Analysis.  As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model.  This model monitors the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 24 months (a considerably shorter period than measured through the EVE analysis).  The following table reports the changes to the Company's net interest income over the 12-month period ending September 30, 2013 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios.

Instantaneous Change in Interest rate of:	Percentage Change in Aggregate Net Interest Income
+ 200 Basis Points	(7.0)%
+ 100 Basis Points	(3.3)
-100 Basis Points	N/A(1)
(1) Due to the existing low level of interest rates, this calculation was deemed not applicable for the 12-month period ending September 30, 2013 (and was therefore not presented).

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2012, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)    The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended September 30, 2012.  No existing repurchase programs expired during the three months ended September 30, 2012, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of September 30, 2012, the Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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
   1.6(b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (4)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (14)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (Amended and Restated Effective January 1, 2010) (10)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
10.32	Amendment to the Benefit Maintenance Plan of Dime Community Bancshares, Inc. effective August 23, 2012
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 17, 2011.
(12)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 13, 2012	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 13, 2012	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
First Executive Vice President and Chief Financial Officer (Principal Accounting Officer)