Form 10-Q/A
period 2012-11-15
DIME COMMUNITY BANCSHARES INC
filed 2012-11-15
CIK 1005409

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Dime Community Bancshares, Inc. and Subsidiaries (the "Registrant") for the period ended September 30, 2012 (the "10-Q") includes language documenting the filing of the 10-Q by the Registrant in accordance with the provisions of Securities Exchange Act of 1934 Release No. 68224 ("Exchange Act Release No. 68224").

Pursuant to SEC requirements, the deadline for filing the 10-Q was November 9, 2012.  The Registrant filed its 10-Q on November 13, 2012 pursuant to verbal and written communications with the SEC in which it had been informed that its reporting deadline for the 10-Q was extended to November 21, 2012 as a result of Hurrican Sandy. Exchange Act Release No. 68224 was issued on November 14, 2012, (i) extending the filing deadline for entities impacted by Hurricane Sandy, and (ii) requiring certain disclosures in the report for filers relying upon the extension.  Since this disclosure requirement was enacted subsequent to the filing of the 10-Q, the disclosure was not included in the 10-Q and is included herein.

________________________________
On November 14, 2012, the Securities and Exchange Commission ("SEC") issued Securities Exchange Act of 1934 (the "Exchange Act") Release No. 68224, in which the following order under Section 17A and Section 26 granting exemptions from specified provisions of the Exchange Act and certain rules thereunder was made:

Pursuant to Section 36 of the Exchange Act, that a registrant (as defined in Exchange Act Rule 12b-2) subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(d), 13(f), 13(g), 14(a), 14(c), 15(d) and 16(a), Regulations 13A, 13D, 13G, 14A, 14C and 15D, and Exchange Act Rules 13f-1 and 16a-3, as applicable, for the period from and including October 29, 2012 to November 20, 2012, where the conditions below are satisfied:

(a) The registrant or person other than a registrant is not able to meet a filing deadline due to Hurricane Sandy and its aftermath;

(b) The registrant or person other than a registrant files with the Commission any report, schedule or form required to be filed during the period from and including October 29, 2012 to November 20, 2012, on or before November 21, 2012; and

(c) In any such report, schedule or form filed pursuant to this Order, the registrant or person other than a registrant must disclose that it is relying on this Order and state the reasons why, in good faith, it could not file such report, schedule or form on a timely basis.

Lack of communications, transportation, electricity, facilities and available staff and professional advisors as a result of Hurricane Sandy and its aftermath significantly hampered the Registrant's effort to meet its Quarterly Report on Form 10-Q ("10-Q") filing deadline of November 9, 2012.  As a result, the Registrant, (i)  was unable, in good faith, to file the 10-Q on a timely basis; (ii) availed itself of the filing extension granted under the order issued in Exchange Act Release No. 68224; and (iii) filed its 10-Q on November 13, 2012.

________________________________

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10Q on November 13, 2012, and no attempt has been made in the Quarterly Report on Form 10-Q/A to modify or update other disclosures in the Quarterly Report on Form 10-Q for the Period ended September 30, 2012.

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIME COMMUNITY BANCSHARES, INC.

           By: /s/ VINCENT F. PALAGIANO
   Vincent F. Palagiano
   Chairman of the Board and Chief Executive Officer
Date: November 15, 2012

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