Form 10-K
period 2012-12-31
DIME COMMUNITY BANCSHARES INC
filed 2013-03-15
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27782
Dime Community Bancshares, Inc.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	11-3297463 (I.R.S. employer identification number)
209 Havemeyer Street, Brooklyn, NY (Address of principal executive offices)	11211 (Zip Code)

Registrant's telephone number, including area code: (718) 782-6200

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
LARGE ACCELERATED FILER ☐     ACCELERATED FILER ☒      NON-ACCELERATED FILER ☐      SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $382 million based upon the $13.29 closing price on the NASDAQ National Market for a share of the registrant's common stock on June 30, 2012.

    As of March 12, 2013, there were 35,871,939 shares of the registrant's common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 23, 2013 and any adjournment thereof, are incorporated by reference in Part III.

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

PART I

Item 1.            Business

General

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered savings bank.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York and operates twenty-six full-service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

The Bank's principal business has been, and continues to be, gathering deposits from customers within its market area, and investing them primarily in multifamily residential mortgage, commercial real estate, one- to four-family residential mortgage, construction and land acquisition, and consumer loans, mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios and other short-term investments. The Bank's primary sources of funds are, in general, deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; advances from the Federal Home Loan Bank of New York ("FHLBNY") and borrowings in the form of securities sold under agreement to repurchase ("REPOS").

The primary business of the Holding Company is the ownership of its wholly-owned subsidiary, the Bank. The Holding Company is a unitary savings and loan holding company, which, under existing law, is generally not restricted as to the types of business activities in which it may engage.

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

The Company's website address is www.dime.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab and selecting "SEC Filings," its Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-six full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches.  The Bank's primary lending area is the NYC metropolitan area, although its overall lending area is larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank's mortgage loans are secured by properties located in its primary lending area, with approximately 82% secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2012.

The NYC banking environment is extremely competitive.  The Bank's competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 97% of the Bank's loan portfolio at December 31, 2012.

The Bank gathers deposits in direct competition with other savings banks, commercial banks and brokerage firms, many among the largest in the nation.  It must additionally compete for deposit monies with the stock and bond markets, especially during periods of strong performance in those arenas.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape.  Facing increasingly larger and more efficient competitors, the Bank's strategy to attract depositors has utilized various marketing approaches and the delivery of technology-enhanced, customer-friendly banking services while controlling operating expenses.

Banking competition occurs within an economic and financial marketplace that is largely beyond the control of any individual financial institution.  The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of broader-based macroeconomic and financial factors, including the U.S. Gross Domestic Product, the supply of, and demand for, loanable funds, and the impact of global trade and international financial markets.  Within this environment, Federal Open Market Committee ("FOMC") monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank's success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area.  As home to several national companies in the financial and business services industries, and as a popular destination for domestic and international travelers, the NYC economy is particularly sensitive to the health of both the national and global economies.  Both the NYC and global economies were greatly challenged during the years ended December 31, 2010, 2011 and 2012.  Although the significant proportion of Bank loans secured by rent-regulated multifamily residential dwellings, as well as management's measured growth business strategy, have provided the Bank some insulation from these economic downturns, sustained recessionary conditions would be expected to adversely impact the performance of the Bank's assets and deposit customer relationships.  Conversely, poor national economic conditions, such as those present throughout 2012 and 2011, often result in lower short-term interest rates, which usually benefits the Bank's financial performance.

Lending Activities

The Bank originates primarily low loan-to-value, non-recourse loans on multifamily and commercial real estate properties to limited liability companies and corporations.

Loan Portfolio Composition.  At December 31, 2012, the Bank's loan portfolio totaled $3.50 billion, consisting primarily of   mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership; commercial properties; real estate construction and land acquisition; and one- to four-family residences and individual cooperative apartments.  Within the loan portfolio, $2.67 billion, or 76.3%, were classified as multifamily residential loans; $735.2 million, or 21.0%, were classified as commercial real estate loans; $91.9 million, or 2.6%, were classified as one- to four-family residential, including condominium or cooperative apartments; and $476,000 were loans to finance real estate construction and land acquisition within the NYC metropolitan area.  Of the total mortgage loan portfolio outstanding on December 31, 2012, $2.51 billion, or 71.8%, were adjustable-rate mortgage loans ('"ARMs") and $987.9 million, or 28.2%, were fixed-rate loans.  Of the Bank's multifamily residential and commercial real estate loans, over 70% were ARMs at December 31, 2012, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years.  At December 31, 2012, the Bank's loan portfolio additionally included $2.4 million in consumer loans, composed of depositor, consumer installment and other loans.  As of December 31, 2012, $2.36 billion, or 67.4% of the loan portfolio, was scheduled to mature or reprice within five years.

The Bank does not originate or purchase loans, either whole loans or collateral underlying MBS, that would be considered subprime at origination (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their income or credit history).

The types of loans the Bank may originate are subject to both federal and New York State laws and regulations  (See "Item 1.  Business - Regulation – Regulation of New York State Chartered Savings Banks").

At December 31, 2012, the Bank had $60.5 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2013.  At December 31, 2011, the Bank had $50.0 million of loan commitments that were accepted by the borrowers.  All of these closed during the year ended December 31, 2012.

The following table sets forth the composition of the Bank's real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2012	Percent of Total	2011	Percent of Total	2010	Percent of Total	2009	Percent of Total	2008	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$2,671,533	76.30%	$2,599,850	75.13%	$2,500,265	72.09%	$2,377,278	70.10%	$2,242,542	68.20%
Commercial real estate	735,224	21.00	751,586	21.72	833,168	24.02	834,724	24.61	848,208	25.80
One- to four-family and cooperative apartment units	91,876	2.62	100,712	2.91	117,268	3.38	131,891	3.89	142,295	4.32
Construction and land acquisition	476	0.01	5,827	0.17	15,238	0.44	44,544	1.31	52,982	1.61
Total real estate loans	3,499,109	99.93	3,457,975	99.93	3,465,939	99.93	3,388,437	99.91	3,286,027	99.93
Consumer loans:
Depositor loans	712	0.02	483	0.01	530	0.02	830	0.02	1,059	0.03
Consumer installment and other	1,711	0.05	1,966	0.06	2,010	0.05	2,391	0.07	1,132	0.04
Total consumer loans	2,423	0.07	2,449	0.07	2,540	0.07	3,221	0.09	2,191	0.07
Gross loans	3,501,532	100.00%	3,460,424	100.00%	3,468,479	100.00%	3,391,658	100.00%	3,288,218	100.00%
Net unearned costs	4,836		3,463		5,013		4,017		3,287
Allowance for loan losses	(20,550)		(20,254)		(19,166)		(21,505)		(17,454)
Loans, net	$3,485,818		$3,443,633		$3,454,326		$3,374,170		$3,274,051
Loans serviced for others:
One- to four-family and cooperative apartment	$8,786		$10,841		$12,559		$15,657		$19,181
Multifamily residential	353,034		475,673		583,751		654,452		640,200
Total loans serviced for others	$361,820		$486,514		$596,310		$670,109		$659,381

Loan Originations, Purchases, Sales and Servicing.  For the year ended December 31, 2012, total loan originations were $1.10 billion.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  ARMs were 90% of total loan originations during the period.  The great majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans.

Multifamily residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to other third-party financial institutions.  From December 2002 through February 2009, the Bank sold multifamily residential loans to Fannie Mae ("FNMA")  pursuant to a multifamily seller/servicing agreement entered into in December 2002.  The contract expired on December 31, 2008 and was not renewed; however, the Bank retained servicing and a first loss position on the portfolio of sold loans.  The Bank currently has no formal arrangement pursuant to which it sells commercial real estate loans to the secondary market.

The Bank generally retains the servicing rights in connection with multifamily loans it sells in the secondary market.  The loan servicing fees on multifamily residential loans sold to FNMA varied, and were derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale.  At December 31, 2012, the Bank had recorded mortgage servicing rights ("MSR") of $1.1 million associated with the sale of one- to four-family and multifamily residential loans to FNMA and other third party institutions.

The Bank sold participation interests in multifamily loans totaling  $24.4 million and $18.4 million to third party financial institutions during the years ended December 31, 2012 and 2010, respectively, but did not sell any participation interests during the year ended December 31, 2011.  These sales were individually negotiated transactions, made primarily to generate additional liquidity, or, in certain instances, to reduce concentrations of credit (as a percentage of capital) with individual borrowers.

The Bank generally sells its newly originated one- to four-family fixed-rate mortgage loans in the secondary market.  Sales of fixed-rate one- to four-family mortgage loans totaled $8.3 million, $5.6 million, and $6.9 million, respectively, during the years ended December 31, 2012, 2011, and 2010, all of which were sold through an origination assistance agreement with PHH Mortgage ("PHH"), an independent lending institution, whereby PHH processes and underwrites fixed-rate one- to four-family loans, the Bank funds the loans at origination and elects to either keep them in its portfolio or sell them to PHH.  PHH retains full servicing of all loans, regardless of the Bank's ownership election.

At December 31, 2012, the Bank's portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained totaled $361.8 million.  $105.1 million were sold without recourse.  The remaining $256.7 million were whole loans sold to FNMA subject to a recourse exposure totaling $16.4 million at December 31, 2012.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	Dollars in Thousands
Gross loans:
At beginning of period	$3,460,424	$3,468,479	$3,391,658	$3,288,218	$2,875,192
Real estate loans originated:
Multifamily residential	942,326	563,696	467,160	369,424	786,918
Commercial real estate	142,418	98,607	58,687	49,827	226,605
One- to four-family and cooperative apartment units(1)	12,184	7,094	7,431	25,399	44,140
Equity lines of credit on multifamily residential or commercial properties	2,764	7,685	6,540	8,808	10,843
Construction and land acquisition	-	1,712	1,901	10,944	18,215
Total mortgage loans originated	1,099,692	678,794	541,719	464,402	1,086,721
Other loans originated	1,414	1,552	1,756	1,639	2,640
Total loans originated	1,101,106	680,346	543,475	466,041	1,089,361
Loans purchased (2)	30,425	54,364	45,096	90,648	‑
Less:
Principal repayments (including satisfactions and refinances)	1,020,525	698,928	427,307	327,433	523,788
Loans sold (3)	67,593	38,320	75,221	119,350	150,983
Write down of principal balance for expected loss	2,305	5,517	8,902	5,515	‑
Loans transferred to other real estate owned	-	-	320	951	1,564
Gross loans at end of period	$3,501,532	$3,460,424	$3,468,479	$3,391,658	$3,288,218
(1)    Includes one- to four-family home equity and home improvement loans.
(2)    Includes $30.4 million, $26.4 million, $22.3 million and $31.5 million of serviced loans previously sold to a third party that were re-acquired during the years ended December 31, 2012, 2011, 2010 and 2009, respectively.

(3)    Includes $30.9 million, $29.8 million and $47.0 million of note sales on problem loans from portfolio during the years ended December 31, 2012, 2011 and 2010, respectively.  Problem loan note sales were immaterial during the years ended December 31, 2009 and 2008.

Loan Maturity and Repricing.   The following table distributes the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2012 by the earlier of the maturity or next repricing date.  ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization.

	Real Estate Loans	Consumer Loans	Total
	(Dollars in Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2013	$308,418	$2,423	$310,841
December 31, 2014	244,021	-	244,021
December 31, 2015	360,073	-	360,073
December 31, 2016	646,649	-	646,649
December 31, 2017	800,153	-	800,153
Sub-total (within 5 years)	2,359,314	2,423	$2,361,737
December 31, 2018 and beyond	1,139,795	-	1,139,795
TOTAL	$3,499,109	$2,423	$3,501,532

The following table sets forth the outstanding principal balance of the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2012 that is due to mature or reprice after December 31, 2013, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2013
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans	$940,879	$2,249,812	$3,190,691
Consumer loans	‑	‑	‑
Total loans	$940,879	$2,249,812	$3,190,691

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable- and fixed-rate multifamily residential (generally buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2012, $2.67 billion, or 76.3% of the Bank's gross loan portfolio, were multifamily residential loans. Of the multifamily residential loans, $2.44 billion, or 91.4%, were secured by apartment buildings and $230.6 million, or 8.6%, were secured by buildings organized under a cooperative form of ownership. The Bank also had $735.2 million of commercial real estate loans in its portfolio at December 31, 2012, representing 21.0% of its total loan portfolio.  Of the $735.2 million, approximately $394.5 million were secured by collateral containing strictly commercial tenants, while the remaining $340.7 million had a portion of the underlying collateral composed of residential units.

The Bank originated multifamily residential and commercial real estate loans totaling $1.08 billion during the year ended December 31, 2012 and $662.3 million during the year ended December 31, 2011. At December 31, 2012, the Bank had commitments accepted by borrowers to originate $60.5 million of multifamily residential and commercial real estate loans, compared to $50.0 million outstanding at December 31, 2011.

At December 31, 2012, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar.  The Bank classified loans secured by fully residential apartment buildings as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either residential mixed use (a component of total multifamily residential loans) or mixed use commercial (a component of total commercial real estate loans) based upon the percentage of the property's rental income received from its residential as compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate. At December 31, 2012, mixed-use properties classified as multifamily residential or commercial real estate loans totaled $1.34 billion.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $4.0 million, and, at December 31, 2012, had an average loan size of approximately $1.7 million. Multifamily residential loans in this range are generally secured by buildings that contain between 5 and 100 apartments. As of December 31, 2012, the Bank had a total of $2.48 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing over 90% of its multifamily residential real estate loan portfolio.

At December 31, 2012, the Bank had 106 multifamily residential or commercial real estate loans in portfolio with principal balances greater than $5.0 million, totaling $903.8 million.  Within this total were twenty-three loans totaling $352.5 million with outstanding balances greater than $10.0 million.  These 106 loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

Repayment of multifamily residential loans is dependent, in significant part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Future increases in interest rates, increases in vacancy rates on multifamily residential or commercial buildings, and other economic events which are outside the control of the borrower or the Bank could negatively impact  the future net operating income of such properties.  Similarly, government regulations, such as the existing NYC Rent Regulation and Rent Stabilization laws, could limit future increases in the revenue from these buildings.  As a result, rental income might not rise sufficiently over time to satisfy increases in either the loan rate at repricing or in overhead expenses (e.g., utilities, taxes, and insurance).

The Bank's underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120% for multifamily residential and 125% for commercial real estate loans. The weighted average loan-to-value and debt service ratios approximated 56% and 203%, respectively, on all multifamily real estate loans originated during the year ended December 31, 2012, and 50% and 204%, respectively, on commercial loans originated during the year ended December 31, 2012. The Bank additionally requires all multifamily and commercial real estate borrowers to represent that they are unaware of any environmental risks directly related to the collateral.  In instances where the Bank's property inspection procedures indicate a potential environmental risk on a collateral property, the Bank will require a Phase 1 environmental risk analysis to be completed, and will decline loans where any significant residual environmental liability is indicated.  The Bank further considers the borrower's experience in owning or managing similar properties, the Bank's lending experience with the borrower, and the borrower's credit history and business experience (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

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

Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans are generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon its rentability, among other commercial factors.  This increased risk is partially mitigated in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; (ii) the Bank will generally favor investments in mixed-use commercial properties that derive some portion of income from residential units, which provide a more reliable source of cash flow and lower vacancy rates, and (iii) the interest rate on commercial real estate loans generally exceeds that on multifamily and one- to four family residential loans.  At December 31, 2012, approximately $340.7 million, or 46.3%, of the Bank's commercial real estate loans were secured by mixed-use commercial properties that derived some portion of income from residential units .  The average size of commercial real estate loans was $1.7 million at December 31, 2012.

The Bank's three largest multifamily residential loans at December 31, 2012 were: (i) a $38.0 million loan initially originated in September 2008 (subsequently re-financed in March 2012) secured by seventeen mixed-use buildings located in Manhattan, New York, containing, in aggregate, 401 residential units and 11 commercial units; (ii) a $30.0 million loan originated in November 2012 secured by three apartment building complexes located in Queens, New York, containing 514 residential units and one commercial unit; and (iii) a $21.8 million loan originated in March 2004 secured by an eight-story mixed-use building located in Flushing, New York, containing 137 residential units and 4 commercial units.  Each of these loans made all contractual payments during the year ended December 31, 2012.

The Bank's three largest commercial real estate loans at December 31, 2012 were: (i) a $14.7 million loan initially originated in May 2005 (subsequently re-financed in September 2011) secured by a three-story building located in Manhattan, New York containing 10 retail stores; (ii) a $13.1 million loan originated in June 2009 secured by three commercial use buildings located in Queens, New York, containing, in aggregate, fourteen retail units and 20 office rental units, and (iii) a $13.0 million loan originated in February 2007 secured by a professional office building with 12 office rental units located in White Plains, New York.  The ten largest real estate loans containing only commercial tenants totaled $103.3 million at December 31, 2012, of which $72.6 million were secured by office buildings and $30.7 million were secured by retail stores.  Of these 10 loans, $44.0 million were located in Manhattan, New York, $17.2 million in New Jersey, $13.1 million in Queens, New York, and the remainder in other locations in and around the NYC metropolitan area.  Excluding the 10 largest loans, the remaining loan portfolio containing only commercial tenants totaled 212 loans, consisting primarily of office and retail space, and had an average loan size approximating $1.5 million at December 31, 2012.  All of the above loans made all contractual payments during the year ended December 31, 2012.

Regulatory restrictions imposed on the Bank's lending activities generally limit the amount of credit that may be extended to any one borrower to 15% of the bank's net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank's net worth. (See "Item 1.  Business - Regulation - Regulation of New York State Chartered Savings Banks - Loans to One Borrower'').  The Bank's largest aggregate amount of loans to one borrower was $38.7 million at December 31, 2012, within the regulatory limit of $58.5 million.  The loans to this borrower were secured by several residential or mixed-use buildings located throughout NYC, containing, in aggregate, 593 residential and 11 commercial units.  The Bank's second largest individual borrower had outstanding loans totaling $38.0 million at December 31, 2012.  The loans to this borrower were secured by several mixed-use buildings located in Manhattan, New York, containing, in aggregate, 505 residential and 12 commercial units.   All loans to these borrowers were fully performing in accordance with their contractual terms at December 31, 2012.

Small Mixed-Use Lending (Small Investment Property Loans).  In 2003, the Bank began originating small investment property loans.  This program was discontinued in 2008 since, in the opinion of management, the loan's small average size combined with market rates that were deemed insufficient for this asset class, made the program unattractive.  Small investment property loans were typically sourced through loan brokers.  Generally, small investment properties include owner and non-owner occupied one- to four-family residential, multifamily, or mixed-use properties under $1.0 million in value.  Small investment property loans were underwritten to a maximum loan-to-value ratio of 80%, and required to be personally guaranteed by the borrowers or their principals.  The appraised value of small investment properties was generally based upon a "comparable sales" methodology rather than the income methodology used in underwriting commercial and multifamily real estate loans.  However, the appraisal methodology chosen varied depending upon the attributes of the underlying collateral and/or the availability of comparable sales data.  In cases where the comparable sales method of appraisal was used, loans with debt service coverage ratios below 100% were not uncommon.  In such circumstances, the Bank looked to the borrower's financial capacity to service the debt.  In the minority of cases where the income approach was used to appraise value, small investment property loans were underwritten to a minimum debt service ratio of 110%.  Small investment property loans typically carried higher rates of interest in order to compensate the Bank for the assumed increased risk of default. Because these loans were required to be personally guaranteed, the Bank relied heavily on both the financial and credit information of borrowers in its underwriting.  At December 31, 2012, the Bank held $47.0 million of loans in portfolio classified as small investment property, or approximately 1.3% of the gross loan portfolio, with, at the time of origination, a weighted average borrower FICO score of 684 and a weighted average loan-to-value ratio of 60%.

One- to Four-Family Residential and Cooperative Apartment Lending.   The Bank offers residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  The majority of one- to four-family residential loans in the Bank's loan portfolio were obtained through its acquisitions of Financial Federal Savings Bank in 1999 and Pioneer Savings Bank, F.S.B. in 1996.  The Bank originated and held in its portfolio $3.9 million of one- to four-family mortgages during the year ended December 31, 2012, including home equity and home improvement loans.  At December 31, 2012, $91.9 million, or 2.6%, of the Bank's loans consisted of one- to four-family residential and cooperative apartment loans.  The Bank currently sells all long-term one- to four-family loans that it originates to PHH.

Prior to entering into an origination assistance agreement with PHH in 2008, the Bank was a participating seller/servicer with FNMA, and generally underwrote its one- to four-family residential mortgage loans to conform with FNMA standards.
Although the collateral securing cooperative apartment loans is composed of shares in a cooperative corporation (i.e., a corporation whose primary asset is the underlying building) and a proprietary lease in the borrower's apartment, cooperative apartment loans are treated as one- to four-family loans.  The Bank's portfolio of cooperative apartment loans was $8.1 million, or 0.2% of total loans, as of December 31, 2012.  The Bank did not originate any cooperative unit loans during the year ended December 31, 2012.

For all one- to four-family loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is obtained from an independent appraiser approved by the Board of Directors.  Loans underwritten by PHH similarly utilize these underwriting criteria (with the exception that the appraisals are completed by an appraiser who is part of a rotating group certified by PHH).  The Bank generally sells its newly originated conforming fixed-rate one- to four-family mortgage loans.  One to four-family loans sold to PHH totaled $8.3 million during the year ended December 31, 2012.  As of December 31, 2012, the Bank's portfolio of one- to four-family fixed-rate mortgage loans serviced for others totaled $8.8 million.  The Bank does not retain servicing on loans sold to PHH.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the great majority of which are included in one- to four-family loans, are originated to a maximum of $500,000.  The combined balance of the first mortgage and home equity or home improvement loan may not exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan.  Interest on home equity and home improvement loans is initially the "prime lending" rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination.  The combined outstanding balance of the Bank's home equity and home improvement loans was $11.8 million at December 31, 2012.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans.  Equity credit lines are available on multifamily residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined first mortgage amount and equity line are used to determine the loan-to-value ratio and minimum debt service coverage ratio.  The interest rate on multifamily residential and commercial real estate equity lines of credit adjusts regularly.  The outstanding balance of loans advanced under equity lines of credit (which are included in the $20.5 million of total outstanding home equity and home improvement loans discussed in the previous paragraph) was $8.1 million at December 31, 2012, on outstanding total lines of $40.9 million.

Construction Lending.  The Bank had no unfunded construction loan commitments, and the last new construction loan commitment issued by the Bank occurred in September 2008. Previously, the Bank participated in various real estate construction loans.  All of these construction projects were located in the NYC metropolitan area, and in most instances, involved multifamily residential properties that were underwritten to support the permanent debt with rental units.  Although it had assumed up to 90% participation on some construction loan commitments, the Bank generally did not act as primary underwriting agent for these loans.  The Bank did, however, carefully review the underwriting of construction loans and received confirmation of the construction progress and engineering reports from the loan servicer prior to advancing funds.  The Bank did not fund any new construction loans during the year ended December 31, 2012.  During the years ended December 31, 2011 and 2010, respectively, the Bank funded $1.7 million and $1.9 million of construction advances on previously approved construction loans.  Outstanding construction loans totaled $476,000 at December 31, 2012.

Land Development and Acquisition Loans. In rare instances, the Bank funds the purchase of land by a borrower for either rehabilitation or development.  These loans require that the loan to value ratio not exceed 65% at origination for land development loans, defined as loans to develop an undeveloped parcel of land into lots upon which homes can be built. Land development loans are only made after all required municipal approvals are in place. For land acquisition loans where all required approvals and/or variances have not been secured by the borrower, the loan to value ratio may not exceed 50%. All land development and acquisition loans require a separate construction or permanent loan for any future development activity.  There were no outstanding land development or acquisition loans at December 31, 2012 and 2011.

Loan Approval Authority and Underwriting.   The Board of Directors of the Bank establishes lending authority levels for the various loan products offered by the Bank.  For larger loans, generally those in excess of $500,000, the Bank maintains a Loan Operating Committee entrusted with loan approval authority.  The Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Chief Lending Officer and Chief Retail Officer are members of the Loan Operating Committee.

The Loan Operating Committee has authority to approve all portfolio loan originations and loans originated and sold to PHH.  All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.
Asset Quality
General
At both December 31, 2012 and December 31, 2011, the Company had neither whole loans nor loans underlying MBS that would be considered subprime at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Notes 3 and 4 to the consolidated financial statements for a discussion of impaired investment securities and MBS.

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

The Bank generally initiates foreclosure proceedings when a delinquent loan enters non-accrual status based upon non-payment, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned ("OREO") status.  The Bank generally utilizes all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $8.9 million and $26.0 million at December 31, 2012 and December 31, 2011, respectively, representing 0.25% and 0.75% of total loans at December 31, 2012 and December 31, 2011, respectively.  During the year ended December 31, 2012, thirty non-accrual loans totaling $20.8 million were either satisfied or disposed of at a value at or below their recorded balance, $2.8 million of principal charge-offs were recognized on fourteen non-accrual loans, five non-accrual loans totaling $3.6 million were returned to accrual status and two non-accrual loans were transferred to held for sale pending the execution of note sale agreements.  Partially offsetting these declines were twenty-two loans totaling $10.7 million that were added to non-accrual status during the year ended December 31, 2012.

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
Generally, the Bank considers troubled debt restructurings ("TDR") and non-accrual multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans in excess of the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area ("FNMA Limits") to be impaired.  Non-accrual one-to four-family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment.

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan's existing rate.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

The recorded investment in loans deemed impaired was approximately $53.1 million, consisting of twenty-six loans, at December 31, 2012, compared to $70.4 million, consisting of fifty loans, at December 31, 2011.  The Bank disposed of twenty-nine impaired loans with a recorded balance totaling $21.0 million during the year ended December 31, 2012, transferred two impaired loans totaling $560,000 to held for sale pending execution of note sale agreements, and received full repayment on three additional impaired loans totaling $1.1 million.  Additionally during the year ended December 31, 2012, four impaired loans with an aggregate recorded balance of $2.0 million remained current on all contractual amounts owed for a time period deemed sufficient to warrant their removal from impaired status.  Principal charge-offs totaling $2.6 million and principal amortization totaling $425,000 were also recognized on impaired loans during the year ended December 31, 2012.  Partially offsetting these declines were fourteen loans totaling $9.1 million that were added to impaired status during the year ended December 31, 2012.

The following is a reconciliation of non-accrual and impaired loans at December 31, 2012:

(Dollars in Thousands)
Non-accrual loans	$8,888
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(602)
TDRs retained on accrual status	44,858
Impaired loans	$53,144

TDRs

Under ASC 310-40-15, the Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that any of the following criteria is met:

•	For economic or legal reasons related to the debtor's financial difficulties, a concession has been granted that would not have otherwise been considered
•	A reduction of interest rate has been made for the remaining term of the loan without the loan being fully re-underwritten under current market terms
•	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk
•	The outstanding principal amount and/or accrued interest have been reduced

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

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page F-12.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period unless the loan meets any of the criteria for non-accrual status under either the Bank's policy, as disclosed on page F-12 and/or the criteria related to accrual of interest established by agency regulations.
The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both December 31, 2012 and 2011, the great majority of TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

The following is a summary of TDRs by type of underlying collateral:

	At December 31, 2012		At December 31, 2011
	# loans	Aggregate Recorded Balance	# loans	Aggregate Recorded Balance
(Dollars in Thousands)
Loan secured by:
One- to four-family residential real estate (1)	3	$948	2	$625
Multifamily residential and residential mixed use real estate	5	1,953	5	2,013
Mixed use commercial real estate	1	729	3	1,657
Commercial real estate	13	47,493	12	44,458
Total	22	$51,123	22	$48,753
(1)	With the exception of one TDR at December 31, 2012 with an outstanding balance of $330,000, these TDRs were secured by properties containing either residential or commercial rental units.

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value of the property quarterly thereafter.  The lower of the appraisal or the formal marketed value is used when determining the likely realizable value of OREO at each reporting period.  Any declines in likely realizable value are recognized immediately through earnings.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted a subsequent independent appraisal.

The Bank owned no OREO properties with a recorded balance at December 31, 2012 or 2011.

The following table sets forth information regarding non-accrual loans, other non-performing assets, OREO, TDRs, and impaired loans at the dates indicated:

	At December 31,
	2012	2011	2010	2009	2008
Non-accrual Loans and Non-Performing Assets	(Dollars in Thousands)
One- to four-family residential and cooperative apartment	$938	$2,205	$223	$397	$592
Multifamily residential and residential mixed use	507	7,069	5,010	7,820	3,366
Commercial real estate and mixed use commercial real estate	7,435	16,674	11,992	3,070	3,439
Consumer	8	4	17	7	5
Sub-total	8,888	25,952	17,242	11,294	7,402
Non-accrual loans held for sale	560	3,022	2,926	-	-
Total non-accrual loans	9,448	28,974	20,168	11,294	7,402
Non-performing pooled bank trust preferred securities ("TRUPS")	892	1,012	564	688
OREO	‑	‑	‑	755	300
Total non-performing assets	10,340	29,986	20,732	12,737	7,702
Ratios:
Total non-accrual loans to total loans	0.25%	0.84%	0.58%	0.33%	0.22%
Total non-performing assets to total assets	0.26	0.75	0.51	0.32	0.19

TDRs and Impaired Loans
TDRs	$51,123	$48,753	$22,558	$5,317	$‑
Impaired loans (1)	53,144	73,406	44,097	15,049	8,900
(1) Amount includes the entire $51.1 million of TDRs at December 31, 2012.  See the discussion entitled "Impaired Loans" commencing on page F-13 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Accruing Loans 90 Days or More Past Due

At December 31, 2012, the Bank owned a $190,000 loan that was 90 days or more past due on its contractual balloon principal payment and continued to make monthly payments consistent with its initial contractual amortization schedule exclusive of the balloon payment.  This loan, which is both well secured and expected to be refinanced during the year ending December 31, 2013, remained on accrual status at December 31, 2012 and was deemed a performing asset.  At December 31, 2011, the Bank owned five real estate loans totaling $3.8 million that were 90 days or more past due on their contractual balloon principal payment but continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  Each of the five loans was either fully re-financed or satisfied during the year ended December 31, 2012.

 (ii)  Loans Delinquent 30 to 89 Days

The Bank had 13 real estate loans, totaling $7.1 million, that were delinquent between 30 and 89 days at December 31, 2012, a net reduction of $2.2 million compared to 12 such loans totaling $9.3 million at December 31, 2011. The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(iii) Temporary  Loan Modifications

At December 31, 2012, the Bank had 4 loans totaling $2.4 million that were either current or less than 30 days delinquent, and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.   At December 31, 2011, there were 7 such loans totaling $9.3 million.  These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) they permitted only minor reductions in the cash flow requirements of debt service; and 2) there was no forgiveness of contractual principal and interest amounts due to the Bank.  The terms of modification were generally in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor concession; or (2) a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the temporarily modified loans at December 31, 2012 and 2011 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.
Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at December 31, 2012 and 2011.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting polices that are summarized beginning on page F-8.

The Bank's lending function performs a formal review process that serves as an effective re-underwriting of all temporarily modified loans.

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these temporarily modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank's allowance for loan losses at either December 31, 2012 or 2011.

During the year ended December 31, 2012, the Bank offered temporary assistance in the form of a three-month deferral of principal and interest payments on three of its real estate loans that were adversely impacted by Hurricane Sandy.  Otherwise, there were no temporary modifications entered into during the year ended December 31, 2012.  The following table summarizes temporary modifications entered into during the periods indicated:

	At or for the Year Ended December 31, 2012		At or for the Year Ended December 31, 2011
	# Loans	Balance	# Loans	Balance
(Dollars in Thousands)
Loans modified in a manner that did not meet the definition of a TDR	3	$3,815	5	$5,599
Concessions granted:
Deferral of principal and interest amounts due	3	3,815	-	-
Deferral of principal amounts due	-	-	5	5,599
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	3	3,815	5	5,599

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA which had an outstanding principal balance of $256.7 million at December 31, 2012.  Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  The First Loss Position totaled $16.4 million at December 31, 2012.  Against this contingent liability, the Bank has charged through earnings a recorded liability (reserve for First Loss Position) of $1.4 million as of December 31, 2012, leaving approximately $15.0 million of potential charges to earnings for future losses (if any).  At December 31, 2012, within the pool of multifamily loans sold to FNMA, a $229,000 loan was delinquent between 30 and 89 days, and one $474,000 loan was 90 days or more delinquent.  At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1.3 million loan was delinquent between 30 and 89 days, and one $757,000 loan was 90 days or more delinquent.  The Bank manages the collection of these loans in the same manner as it does for portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA; or (ii) the entire pool of loans sold to FNMA have either been fully satisfied or enter OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent.  Such repurchased loans are reported as non-performing portfolio loans and are typically purchased from FNMA in order to control losses and expedite resolution of the loan via restructure, note sale or enforcement of legal remedies.

Allowance for Loan Losses

Accounting Principles Generally Accepted in the United States ("GAAP") require the Bank to maintain an appropriate allowance for loan losses.  The Bank maintains a Loan Loss Reserve Committee charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve.

To assist the Loan Loss Reserve Committee in carrying out its assigned duties, the Bank annually engages the services of an experienced third-party loan review firm to perform a review of the loan portfolio.  Annually, the review program covers 100% of construction and land development loans and 65% of the non-one- to four-family and consumer loan portfolio.  Included within the annual 65% target are: (1) the twenty largest loans in the multifamily and commercial real estate loan portfolio; (2) the ten largest pure commercial real estate loans; (3) the ten largest commercial mixed use real estate loans; (4) the ten largest multifamily residential real estate loans; (5) the ten largest residential mixed use real estate loans; (6) 30% of all new loan originations during the year; (7) 100%  of the internally criticized and classified loans; and (8) all individual loans exceeding $5.0 million.  In addition to these segments, beginning in mid-2012 the third party loan review firm began covering all loan relationships in excess of $10 million.   At least annually, the loan review firm reviews a sampling of one- to four-family residential, cooperative apartment and consumer loans, all of which represent relatively small segments of the Bank's total loan portfolio.

The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's executive management and approved by the Mortgage Review Committee of the Board of Directors.  The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$3,506,368	$3,463,887	$3,473,492	$3,395,675	$3,291,505
Average total loans outstanding during the period(1)	$3,443,136	$3,447,035	$3,455,659	$3,287,445	$3,090,032
Allowance for loan losses:
Balance at beginning of period	$20,254	$19,166	$21,505	$17,454	$15,387
Provision for loan losses	3,921	6,846	11,209	13,152	2,006
Charge-offs
Multifamily residential	(2,478)	(2,750)	(10,864)	(7,266)	(501)
Commercial real estate	(1,342)	(2,307)	(2,760)	(1,220)	(85)
One- to four-family and cooperative apartment	(777)	(89)	(257)	(498)	-
Construction	(3)	(962)	-	-	-
Consumer	(10)	(29)	(3)	(28)	(26)
Total charge-offs	(4,610)	(6,137)	(13,884)	(9,012)	(612)
Recoveries	903	212	64	19	29
Reserve for loan commitments transferred from (to) other liabilities	82	167	272	(108)	644
Balance at end of period	$20,550	$20,254	$19,166	$21,505	$17,454
Allowance for loan losses to total loans at end of period	0.59%	0.58%	0.55%	0.63%	0.53%
Allowance for loan losses to total non-performing loans at end of period	231.21	78.04	95.03	190.41	235.80
Allowance for loan losses to total non-performing loans and TDRs at end of period	42.58	29.08	58.81	174.36	235.80
Ratio of net charge-offs to average loans outstanding during the period	0.11%	0.17%	0.40%	0.27%	0.02%
(1) Total loans represent gross loans (including loans held for sale), net of deferred loan fees and discounts.

Based upon its evaluation of the loan portfolio, management believes that the Bank maintained its allowance for loan losses at a level appropriate to absorb losses inherent within the Bank's loan portfolio as of the balance sheet dates.  Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions or other factors beyond management's control. In addition, the Bank's regulators, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to, or reductions in, the allowance based upon judgments different from those of management.

        The Bank's periodic evaluation of its allowance for loan losses has traditionally been comprised of different components, each of which is discussed in Note 6 to the Company's consolidated audited financial statements.

The following table sets forth the Bank's allowance for loan losses allocated by underlying collateral type and the percent of each to total loans at the dates indicated.  Any allocated allowance associated with loans both deemed impaired and internally graded as Special Mention is reflected on the impaired loan line.

	At December 31,
	2012		2011		2010		2009		2008
	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)	Allocated Amount	Percent of Loans in Each Category to Total Loans(1)
	(Dollars in Thousands)
Impaired loans	$520	1.52%	$2,175	2.12%	$-	1.27%	$1,943	0.44%	$900	0.27%
Substandard loan not deemed impaired	795	0.44	-	-	-	-	-	-	-	-
Special Mention loans	145	0.54	800	0.56	1,880	1.31	2,411	1.67	156	0.08
Performing loans:
Multifamily residential	14,118	75.99	14,057	74.67	13,797	71.35	11,999	69.66	10,583	68.03
Commercial real estate	4,750	19.08	2,893	19.67	2,945	22.53	3,774	23.49	4,695	25.63
One-to four- family and cooperative apartment	195	2.36	303	2.82	404	3.32	1,040	3.78	401	4.31
Construction and land acquisition	-	-	-	0.09	106	0.14	308	0.87	680	1.61
Consumer	27	0.07	26	0.07	34	0.08	30	0.09	39	0.07
Total	$20,550	100.00%	$20,254	100.00%	$19,166	100.00%	$21,505	100.00%	$17,454	100.00%
(1) Total loans represent gross loans less Federal Housing Authority and Veteran's Administration guaranteed loans.

Reserve Liability on the First Loss Position

The Bank has recourse exposure under the First Loss Position associated with multifamily loans that it sold to FNMA between December 2002 and February 2009, and maintains an actual reserve liability related to this contingent First Loss Position. The reserve liability reflects estimated probable losses on this loan pool at each period end.  For performing loans within the FNMA serviced pool, the reserve recognized is based upon the historical loss experience on this loan pool.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability:

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$256,731	$308,104	$371,887
Total First Loss Position at end of period	15,428	16,356	16,789
Reserve Liability on the First Loss Position
Balance at beginning of period	$2,993	$2,993	$4,373
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	-	(1,123)
Credit to reduce the liability for the First Loss Position(1)	(1,268)	-	‑
Charge-offs and other net reductions in balance	(342)	-	(257)
Balance at period end	$1,383	$2,993	$2,993
1 Amount recognized as a portion of mortgage banking income during the period.

During the year ended December 31, 2012, the Bank was contractually permitted to reduce the total First Loss Position by $928,000 due to the satisfaction of certain loans within the FNMA pool.  During the years ended December 31, 2011 and 2010, the Bank received approval from FNMA to reduce the total First Loss Position by $433,000 and $3.5 million, respectively, for losses incurred.  No such approval was received during the year ended December 31, 2012.

Reserve for Loan Commitments

At December 31, 2012, the Bank maintained a reserve of $103,000 associated with unfunded loan commitments accepted by the borrower at December 31, 2012.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

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

The Bank's investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Federal Government, federal agencies and GSEs, to an amount not exceeding the lesser of either 2% of its total assets or 15% of its total tangible capital (20% of core capital in the event all securities of the obligor maintain a "AAA" credit rating).  The Bank was in compliance with this policy limit at both December 31, 2012 and 2011.  The Bank may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2012 and 2011, the Bank did not hold held any derivative instruments or embedded derivative instruments that required bifurcation.

Federal Agency Obligations.  Federal agency obligations purchased during the years ended December 31, 2012, 2011 and 2010 possessed contractual maturities ranging between two and five years from the date of acquisition, and all featured call dates ranging between 3 and 12 months from their date of acquisition.  As a result of these call features, the average duration of these investments has typically been less than 12 months.  These securities provide the Bank a favorable yield in comparison to overnight investments, possess sound credit ratings, and had been readily accepted as collateral for the Bank's REPOS prior to their full repayment in October 2012.  Federal agency obligation investments totaled $29.9 million at December 31, 2012.

MBS.  The Bank's investment policy calls for the purchase of only priority tranches when investing in MBS. MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect the value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  MBS also provide the Company with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  At both December 31, 2012 and 2011, all MBS owned by the Company possessed the highest credit rating from at least one nationally recognized rating agency, with the exception of one privately issued MBS in the Bank's portfolio with book and market values at December 31, 2012 totaling $961,000 and $954,000, respectively. This security was downgraded to sub-investment grade by the rating agencies during 2009 due to deteriorating conditions in the national real estate market. Current credit ratings on this security range from CC to Caa1. Despite the downgrade, this security continues to perform in accordance with its contractual terms.

The Company's consolidated investment in MBS totaled $49.0 million, or 1.3% of total assets, at December 31, 2012, the great majority of which was owned by the Bank.  Approximately 91.1% of the MBS portfolio at December 31, 2012 was comprised of pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or FNMA.  The average duration of these securities was estimated to be 1.4 years as of December 31, 2012 and 1.7 years at December 31, 2011.

At December 31, 2012, included in the MBS portfolio were $3.4 million in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank.  All of the CMOs and REMICs were U.S agency guaranteed obligations, with the exception of one CMO issued by a highly rated private financial institution, and were rated in the highest rating category by at least one nationally recognized rating agency.  None of the CMOs or REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues.

The Company typically classifies MBS as available-for-sale in recognition of the prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale (including CMOs and REMICs) was $1.6 million above their amortized cost at December 31, 2012.  Within this total, the aggregate fair value of the agency guaranteed CMOs and REMICs exceeded their cost basis by $25,000 and the fair value of the private financial institution-issued CMO exceeded its cost basis by approximately $18,000.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010
	Dollars in Thousands
Amortized cost at beginning of period	$89,149	$138,283	$217,076
Purchases, net	1,318	‑	‑
Principal repayments	(42,822)	(48,911)	(78,389)
Premium amortization, net	(197)	(223)	(404)
Amortized cost at end of period	$47,448	$89,149	$138,283

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

As of December 31, 2012, the Bank's investment in corporate debt obligations was comprised solely of seven TRUPS with an aggregate remaining amortized cost of $16.8 million (based upon their purchase cost basis) that were secured primarily by the preferred debt obligations of pools of U.S. banks (with a small portion secured by debt obligations of insurance companies).  All seven securities were designated as held-to-maturity at December 31, 2012.

At December 31, 2012, in management's judgment, the credit quality of the collateral pool underlying five of the seven securities had deteriorated to the point that full recovery of the Bank's initial investment was considered uncertain, resulting in recognition of other than temporary impairment ("OTTI") charges.  The aggregate OTTI charge recognized on these securities was $9.6 million at December 31, 2012, of which $8.9 million was determined to be attributable to credit related factors and $633,000 was determined to be attributable to non-credit related factors. At December 31, 2012, these five securities had credit ratings ranging from  "D" to "Caa3."  The remaining two securities, which were not subject to OTTI charges as of December 31, 2012, had credit ratings ranging from "CC" to "Ba1" on that date.  During the year ended December 31, 2012, credit related OTTI declined by $29,000 primarily as a result of the satisfaction of one security for which OTTI had been recognized and non-credit related OTTI declined by $296,000 reflecting improvement in the estimated fair value of the five securities for which OTTI had previously been recognized.

At December 31, 2012, the remaining aggregate amortized cost of TRUPS that could be subject to future OTTI charges through earnings was $7.2 million.  Of this total, unrealized losses of $1.9 million have already been recognized as a component of accumulated other comprehensive loss.

Investment Strategies of the Holding Company.  The Holding Company's investment policy generally calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank.  Holding Company investments are generally intended primarily to provide future liquidity which may be utilized for general business activities.  These may include, but are not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $70.7 million trust preferred securities debt; (3) subject to applicable restrictions, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.

The investment policy of the Holding Company calls for the purchase of only priority tranches when investing in MBS, limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one corporate entity to the lesser of 1% of total assets or 5% of the Company's total consolidated capital. The Holding Company may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2012 and 2011, the Holding Company did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

The Holding Company cannot assure that it will engage in these investment activities in the future.   At December 31, 2012, the Holding Company's principal asset was its $428.8 million investment in the Bank's common stock.  This investment in subsidiary is not actively managed and falls outside of the Holding Company investment policy and strategy discussed above.

Equity Investments. The Holding Company's investment in mutual funds (primarily equity mutual funds) totaled $7.9 million at December 31, 2012, of which  $3.0 million was classified as available for sale, and $4.9 million was classified as trading.  At December 31, 2012, the aggregate fair value of the available for sale mutual fund investments was $449,000 above their cost basis, and the aggregate fair value of mutual fund investments classified as trading was $131,000 above their cost basis.   As of December 31, 2012, an aggregate OTTI charge of $348,000 remained on five actively-managed equity mutual fund investments.  This OTTI charge, which was recognized during 2009, reflected both the significant deterioration in the U.S. and international equity markets at that time, as well as the extended duration of the decline.

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security, that were owned by either the Bank or Holding Company at the dates indicated:

	At December 31,
	2012		2011		2010
	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value
MBS	Dollars in Thousands
Available-for-Sale:
FHLMC pass through certificates	$32,218	$33,063	$53,662	$57,048	$77,020	$81,068
FNMA pass through certificates	10,233	10,899	16,583	17,727	22,994	24,158
GNMA pass through certificates	691	716	763	787	833	857
Private issuer MBS	962	955	1,613	1,504	2,363	2,298
Agency issued CMOs and REMICs	2,436	2,462	15,128	15,389	32,953	33,965
Private issuer CMOs and REMICs	908	926	1,400	1,422	2,122	2,172
Total MBS available-for-sale	47,448	49,021	89,149	93,877	138,285	144,518

INVESTMENT SECURITIES
TRUPS Held-to-Maturity:	7,828	6,267	8,910	4,924	10,760	4,408
Total investment securities held-to-maturity	7,828	6,267	8,910	4,924	10,760	4,408
Available-for-Sale:
Federal agency obligations	29,820	29,945	170,362	170,309	81,388	81,152
Mutual funds	2,556	3,005	3,624	4,559	3,537	4,490
Total investment securities Available-for-Sale	32,376	32,950	173,986	174,888	84,925	85,642
Trading:
Mutual funds	4,743	4,874	1,736	1,774	1,425	1,490
Total trading securities	4,743	4,874	1,736	1,774	1,425	1,490
TOTAL INVESTMENT SECURITIES AND MBS	$92,395	$93,112	$184,632	$181,586	$97,110	$91,540
(1)  Amount is net of cumulative credit related OTTI totaling $9.0 million on TRUPS held-to-maturity and $348,000 on mutual funds available-for-sale at December 31, 2012, $9.0 million on TRUPS held-to-maturity and $1.4 million on mutual funds available-for-sale at December 31, 2011, and $8.2 million on TRUPS held-to-maturity and $1.4 million on mutual funds available-for-sale at December 31, 2010.

The following table presents the amortized cost, fair value and weighted average yield of the Company's consolidated available-for-sale investment securities and MBS (exclusive of equity investments) at December 31, 2012, categorized by remaining period to contractual maturity.

	Amortized Cost	Fair Value	Weighted Average Tax EquivalentYield
	(Dollars in Thousands)
MBS:
Due within 1 year	$‑	$‑	‑
Due after 1 year but within 5 years	568	594	3.99%
Due after 5 years but within 10 years	12,159	12,885	4.64
Due after ten years	34,721	35,542	4.70
Total	47,448	49,021	4.68

Federal Agency obligations:
Due within 1 year	‑	‑	‑
Due after 1 year but within 5 years	29,820	29,945	0.76
Due after 5 years but within 10 years	‑	‑	-
Due after ten years	‑	‑	‑
Total	29,820	29,945	0.76

Total:
Due within 1 year	‑	‑	‑
Due after 1 year but within 5 years	30,388	30,539	0.82
Due after 5 years but within 10 years	12,159	12,885	4.64
Due after ten years	34,721	35,542	4.70
Total	$77,268	$78,966	3.19%

All of the federal agency obligations have call dates occurring between January 2013 and March 2014.   Based upon current interest rates, a significant portion of these securities may be called prior to contractual maturity.  In the event such securities are not called, the contractual maturities on the great majority of such securities occur during the year ending December 31, 2015, and, as of December 31, 2012, are readily disposable based upon their credit rating and fair value.  With respect to MBS, the entire carrying amount of each security at December 31, 2012 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  As mentioned previously, the investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 1.4 years as of December 31, 2012 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

GAAP requires that investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available-for-sale or securities held-to-maturity.  GAAP requires investments in equity securities that have readily determinable fair values be classified as either trading securities or securities available-for-sale.  Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At December 31, 2012, the Company owned, on a consolidated basis, $82.0 million of securities classified as available-for-sale, which represented 2.1% of total assets. Based upon the size of the available-for-sale portfolio, future variations in the market value of the available-for-sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

Sources of Funds

General.   The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security maturities, advances from the FHLBNY, and, from time to time, REPOS entered into with various financial institutions, including the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

Deposits.   The Bank offers a variety of deposit accounts possessing a range of interest rates and terms.  At December 31, 2012, the Bank offered, and presently offers, savings, money market, interest bearing and non-interest bearing checking accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct and general marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided the great majority of its deposits.  At December 31, 2012, the Bank had deposit liabilities of $2.48 billion, up $135.7 million from December 31, 2011 (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2012, individual Retirement Accounts totaled $274.2 million, or 11.1%.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited by Bank policy to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2012, deposits taken through this program totaled $1.7 million.

The Bank is authorized to accept brokered deposits up to an aggregate limit of $120.0 million.  At December 31, 2012 and 2011, total brokered deposits remained significantly below this limit.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
DEPOSIT ACTIVITY	2012	2011	2010
	(Dollars in Thousands)
Deposits	$3,955,317	$3,561,590	$2,539,002
Withdrawals	3,841,368	3,594,601	2,435,248
Deposits greater than Withdrawals (Withdrawals greater than Deposits)	$113,949	$(33,011)	$103,754
Interest credited	21,779	26,131	29,991
Total increase (decrease) in deposits	$135,728	$(6,880)	$133,745

At December 31, 2012, the Bank had $371.7 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Date	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$57,265	0.93%
After three but within six months	65,383	1.43
After six but within twelve months	83,511	1.54
After 12 months	165,538	2.56
Total	$371,697	1.88%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2012			At December 31, 2011			At December 31, 2010
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$371,792	15.00%	0.15%	$353,708	15.09%	0.21%	$329,182	14.00%	0.26%
CDs	891,975	35.98	1.66	977,551	41.71	1.85	1,059,652	45.08	2.01
Money market accounts	961,359	38.77	0.57	772,055	32.94	0.63	727,939	30.97	0.71
Interest bearing checking accounts	95,159	3.84	0.16	99,308	4.24	0.23	108,078	4.60	0.51
Non-interest bearing checking accounts	159,144	6.42	‑	141,079	6.02	‑	125,730	5.35	‑
Totals	$2,479,429	100.00%	0.86%	$2,343,701	100.00%	1.02%	$2,350,581	100.00%	1.18%

The weighted average maturity of the Bank's CDs at December 31, 2012 was 17.3 months, compared to 17.0 months at December 31, 2011.  The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2012:

	Period to Maturity at December 31, 2012
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2012	Total at December 31, 2011	Total at December 31, 2010
(Dollars in Thousands)
2.00% and below	$458,294	$85,892	$12,517	$3,554	$560,257	$565,991	$543,198
2.01% to 3.00%	17,403	28,027	58,186	28,075	131,691	206,906	298,816
3.01% to 4.00%	13,062	133,290	1,462	15,344	163,158	165,208	178,104
4.01% to 5.00%	36,869	-	-	-	36,869	39,353	39,446
5.01% and above	-	-	-	-	-	93	88
Total	$525,628	$247,209	$72,165	$46,973	$891,975	$977,551	$1,059,652

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.  The Bank's total borrowing line equaled at least $1.36 billion at December 31, 2012.

The Bank had $842.5 million and $939.8 million of FHLBNY advances outstanding at December 31, 2012 and December 31, 2011, respectively. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The Bank had outstanding REPOS totaling $195.0 million at December 31, 2011.  REPOS involve the delivery of securities to broker-dealers as collateral for borrowing transactions. The securities remain registered in the name of the Bank, and are returned upon the maturities of the agreements.  Under the interest rate environment in effect during 2012 (which the Company expected to continue through the year ending December 31, 2015), the yield on the securities required to collateralize these borrowings had fallen significantly below the average cost of the borrowed funds, prompting the Company's election to prepay the REPOS during 2012.  The Company incurred $28.8 million in additional interest expense in 2012 related to the prepayment of the REPOS.

Presented below is information concerning REPOS and FHLBNY advances for the periods presented:

REPOS:

	At or for the Year Ended December 31,
	2012		2011	2010
	(Dollars in Thousands)
Balance outstanding at end of period	$-		$195,000	$195,000
Average interest cost at end of period	-%		4.33%	4.33%
Average balance outstanding during the period	$132,910		$195,000	$203,055
Average interest cost during the period	26.24	%(1)	4.33%	4.33%
Estimated fair value of underlying collateral	$-		$214,446	$214,539
Maximum balance outstanding at month end during the year	$195,000		$195,000	$230,000
(1) Excluding prepayment costs of $28.8 million incurred, the average cost would have been 4.33% during the year ended December 31, 2012.

FHLBNY Advances:
	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Balance outstanding at end of period	$842,500	$939,775	$990,525
Average interest cost at end of period	2.68%	2.88%	3.26%
Weighted average balance outstanding during the period	$826,176	$945,614	$991,063
Average interest cost during the period	2.96%	3.17%	3.51%
Maximum balance outstanding at month end during period	$939,775	$990,525	$1,064,675

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of eight wholly-owned corporations, two of which are directly owned by the Holding Company and six of which are directly owned by the Bank.  The following table presents an overview of the Holding Company's subsidiaries, other than the Bank, as of December 31, 2012:

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
(1)   Dime Community Capital Trust I was established for the exclusive purpose of issuing and selling capital securities and using the proceeds to acquire approximately $70 million of junior subordinated debt securities issued by the Holding Company. The junior subordinated debt securities (referred to in this Annual Report as "trust preferred securities payable"), bear an interest rate of 7.0%, mature on April 14, 2034 and are the sole assets of Dime Community Capital Trust I.  In accordance with revised interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," Dime Community Capital Trust I is not consolidated with the Holding Company for financial reporting purposes.

Personnel

       As of December 31, 2012, the Company had 359 full-time and 62 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

Federal Taxation

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

An amount based on the total capital distributions paid will be included in the Bank's taxable income in the year of distribution.  The amount of additional taxable income created from a capital distribution is the amount that, when reduced by the amount of the tax attributable to this income, is equal to the amount of the distribution. Thus, assuming a 35% federal corporate income tax rate, approximately one and one-half times the amount of such distribution (but not in excess of the amount of the above-mentioned reserves) would be includable in income for federal income tax purposes.  The Bank does not currently intend to make distributions that would result in a recapture of any portion of its base year tax bad debt reserves.  Dividends paid out of current or accumulated earnings and profits will not be included in the Bank's income.  (See "Part I - Item 1 – Business - Regulation - Regulation of New York State Chartered Savings Banks - Limitation on Capital Distributions," for a discussion of limits on capital distributions by the Bank to its shareholder).

Corporate Alternative Minimum Tax. The Bank's federal tax rate for the year ended December 31, 2012 was 35% of taxable income.  The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is adjusted by determining the tax treatment of certain items in a manner that negates the deferral or deduction of income resulting from the customary tax treatment of those items. Thus, the Bank's AMTI is increased by 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

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

Until 2010, NYS permitted deductions, within specified formula limits, for additions to the Bank's tax bad debt reserves for purposes of computing its entire net income.  During 2010, NYS enacted a change in tax law that no longer permits the Bank to avail itself of this deduction.

In general, the Holding Company is not required to pay NYS tax on dividends and interest received from the Bank.

The statutory NYS tax rate for the year ended December 31, 2012 approximated 8.63% of taxable income.  This rate included a metropolitan commuter transportation district surcharge of 17% of the tax amount.

NYC.  The Holding Company and the Bank are both subject to a NYC banking corporation tax based on one of several methods, whichever results in the greatest tax.   These methods are as follows: 1) 9.0% of entire net income allocated to NYC, which is federal taxable income with adjustments; 2) .01% of assets; or 3) the alternative minimum tax of 3% (after the exclusion of certain preferential items).

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

Regulation

General

The Bank's conversion from a federally-chartered stock savings bank to a New York State-chartered stock savings bank (the "Charter Conversion") became effective as of the close of business on June 29, 2012.  As a result of the Charter Conversion, the New York State Department of Financial Services ("NYSDFS") has become the Bank's primary regulator and the Bank is no longer regulated by the Office of the Comptroller of the Currency ("OCC") as a federal savings association.  The Bank remains subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC")as the federal safety and soundness regulator for state-chartered banks that are not members of the Federal Reserve System ("State Nonmember Banks").  The FDIC also administers laws and regulations applicable to all FDIC-insured depository institutions.  The Holding Company continues to be subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB") and, more specifically, the Federal Reserve Bank of Philadelphia.  Te Bank elected to be treated as a "savings association" under Section 10(l) of the Home Owners' Loan Act, as amended ("HOLA"), for purposes of the regulation of the Holding Company.  The Holding Company will thus continue to be regulated as a savings and loan holding company by the FRB as long as the Bank continues to satisfy the requirements to remain a "qualified thrift lender"  ("QTL") under HOLA. If the Bank fails to remain a QTL, the Holding Company must register with the FRB, and be treated as, a bank holding company.  The Holding Company does not expect that regulation as a bank holding company rather than a savings and loan holding company would be a significant change.  The Charter Conversion has not had, nor does the Company expect it to have, a material effect on its business or operations.
The Bank's deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund ("DIF").  The Bank is required to file reports with both the NYSDFS and the FDIC concerning its activities and financial condition, and to obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. Both the NYSDFS and the FDIC conduct periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a state-chartered savings bank may engage and is intended primarily for the protection of the DIF and depositors.  As a publicly-held unitary savings bank holding company, the Holding Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, both the SEC, under the federal securities laws, and the Federal Reserve Bank of Philadelphia.

The NYSDFS and the FDIC possess significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the NYSDFS, the FDIC or through legislation, could have a material adverse impact on the operations of the Company.

The following discussion is intended to be a summary of the material statutes and regulations applicable to New York State chartered savings banks and savings and loan holding companies, and does not purport to be a comprehensive description of all such statutes and regulations.  For a description of the material statutes and regulations that were applicable to the Bank and the Holding Company prior to the Charter Conversion, see the Company's Form 10-K for the year ended December 31, 2011.

Regulation of New York State Chartered Savings Banks

Business Activities.   The Bank derives its lending, investment, and other authority primarily from the New York Banking Law ("NYBL") and the regulations of the NYSDFS, subject to limitations under applicable FDIC laws and regulations. Pursuant to the NYBL, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities (including certain corporate debt securities and obligations of federal, state, and local governments and agencies), and certain other assets. The lending powers of New York State-chartered savings banks and commercial banks are not generally subject to percentage-of-assets or capital limitations, although there are limits applicable to loans to individual borrowers.  (See ''Part I - Item 1 – Business - Regulation - Regulation of New York State-Chartered Savings Banks – Loans to One Borrower'').  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.

Recent Financial Regulatory Reforms.   On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  Through December 31, 2012, the Reform Act did not have a material impact on the Company's core operations.  Many provisions of the Reform Act remain to be implemented within specified time frames following the effective date of the Reform Act, creating a risk of uncertainty as to the ultimate effect of such provisions.  The Company believes that the following provisions of the Reform Act, when fully implemented, may have an impact on the Company:

The Reform Act created the Consumer Financial Protection Bureau ("CFPB").  With respect to insured depository institutions with less than $10 billion in assets, such as the Bank, the CFPB has rulemaking, but not enforcement, authority for federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Truth in Savings Act, among others, and may participate in examinations conducted by the federal bank regulatory agencies to determine compliance with consumer protection laws and regulations.  As a new independent Bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

The Reform Act creates minimum standards for the origination of mortgages, and in January, 2013, the CFPB issued final regulations governing consumer mortgage lending (including mortgage servicing, certain mortgage origination standards and "qualified mortgages"), some of which become effective in June,2013 and most of which become effective in January,2014.  Management is evaluating these regulations to determine their potential impact on the Bank.

The Reform Act contains provisions that restrict proprietary trading and  the sponsorship of, and investment in, hedge and private equity funds by banking entities.  Such provisions are being finalized.  The Company is unable to determine the impact of these provisions until final implementing rules are promulgated and other regulatory guidance is provided interpreting the provisions.

In addition, as required by the Reform Act, the FRB has adopted a rule restricting on interchange fees applicable to debit card transactions.  Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.  The fee restrictions do not apply to debit card issuers that, together with their affiliates, have assets of less than $10 billion.

The Reform Act also significantly repealed the federal preemption of state consumer protection laws that had been provided to federal savings associations and national banks by: (i) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association's or national bank's powers before it can be preempted, (ii) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (iii) eliminating the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  The Reform Act provides that the same standards for federal preemption of laws apply to both national banks and federal savings associations.  The significant repeal of federal preemption was one of several factors considered by the Company in determining to conduct the Charter Conversion.  As a New York State-chartered savings bank, the Bank will not benefit from federal preemption of state consumer protection laws.  However, had the Bank had remained a federal savings association, the benefits of federal preemption would have been significantly reduced.  Since the Company performs the great majority of its business within one state, the Bank's loss of federal preemption as a result of the Charter Conversion is not currently expected to significantly impact its operations.

Basel III. On June 7, 2012, the FDIC, FRB and OCC issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements reached by the Basel Committee on Banking Supervision in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" and certain provisions of the Reform Act.  The proposed rules would apply to depository institutions and ultimate parent savings and loan holding companies, such as the Bank and Holding Company, respectively.  The proposed rules indicated that the final rules would become effective January 1, 2013, and that changes in the final rules would be phased in from January 1, 2013 through January 1, 2019.  On November 9, 2012, however, the agencies stated that, due to the volume of public comments, the final rules would not take effect on January 1, 2013. The enactment of the Basel III rules could increase the required capital levels of the Bank, and the Holding Company will become subject to consolidated capital rules.

Interagency Guidance on Nontraditional Mortgage Product Risks.  On October 4, 2006, the federal bank regulatory authorities (collectively the "Agencies") published the Interagency Guidance on Nontraditional Mortgage Product Risks (the "Nontraditional Mortgage Product Guidance"). The Nontraditional Mortgage Product Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among others, interest only loans. The Nontraditional Mortgage Product Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Nontraditional Mortgage Product Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower's repayment capacity. Specifically, the Nontraditional Mortgage Product Guidance indicates that a lender may accept a borrower's statement as to its income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

Statement on Subprime Lending. On June 29, 2007, the Agencies issued a final Statement on Subprime Mortgage Lending (the "Subprime Mortgage Statement") to address growing concerns regarding the subprime mortgage market, particularly with respect to rapidly rising subprime default rates.  In particular, the Subprime Mortgage Statement indicated concern that many subprime borrowers were not prepared for "payment shock" and that subprime lending practices compounded the risk for financial institutions.  The Subprime Mortgage Statement described the prudent safety and soundness and consumer protection standards that financial institutions should adopt to ensure borrowers obtain loans that they can afford to repay.  These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower's repayment capacity.  Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to expiration of the initial fixed interest rate period without penalty.  The Subprime Mortgage Statement also reinforced the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the Agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to satisfy the contractual payment obligations on their home loans.

The Company has never originated subprime loans. The Company has evaluated the Nontraditional Mortgage Product Guidance and the Subprime Mortgage Statement and determined its risk management practices, underwriting guidelines and consumer protection standards to be in compliance.

Loans to One Borrower.   Under the NYBL, New York State-chartered savings banks are generally subject to limits on loans to one borrower.  Generally, pursuant to these limits, a New York State-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would exceed of 15% of the bank's capital stock, surplus fund and undivided profits. Additional amounts may be advanced, not in excess of 10% of unimpaired capital stock, surplus fund and undivided profits, if such loans or extensions of credit are secured by collateral having an ascertained market value at least equal to the excess of such loans over 15% of the bank's capital stock, surplus fund and undivided profits.  At December 31, 2012, the Bank's limit on loans to one borrower was $58.5 million.  The Bank's largest aggregate amount of loans to one borrower on that date was $38.7 million and the second largest borrower had an aggregate loan balance of $38.0 million.

QTL Test.  In order for the Holding Company to be regulated by the FRB as a savings and loan holding company rather than a bank holding company, the Bank must remain a QTL. To satisfy this requirement, the Bank must maintain at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine of the most recent twelve months. ''Portfolio assets'' mean, in general, the Bank's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the Bank's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  The Bank may additionally satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Code.  At December 31, 2012, the Bank maintained 75.2% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2012, and, therefore, was a QTL.  If the Bank fails to remain a QTL, the Holding Company must register with the FRB as a bank holding company.

A savings association that fails the QTL test will generally be prohibited from (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends, unless the payment would be permissible for a national bank,  is necessary to meet obligations of a company that controls the savings bank, and is specifically approved by the FDIC and the FRB, and (iii) establishing any new branch office in a location not permissible for a national bank in the association's home state.  A savings association that fails to satisfy the QTL test may be subject to FDIC enforcement action.  In addition, within one year of the date a savings association ceases to satisfy the QTL test, any company controlling the association must register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended ("BHCA").  A savings association that has failed the QTL test may requalify under the QTL test and be relieved of the limitations; however, it may do so only once.  If the savings association does not requalify under the QTL test within three years after failing the QTL test, it will be required to terminate any activity, and dispose of any investment, not permissible for a national bank.  These provisions remain in effect under the Reform Act.

Capital Requirements.  FDIC regulations require State Nonmember Banks, such as the Bank, to satisfy three minimum capital standards: (i) a minimum Tier 1 risk-based capital ratio of 4%, (ii) a total risk-based capital ratio of 8%, and (iii) a leverage capital ratio of 4%.  For depository institutions that have been assigned a composite rating of one (the highest rating of the FDIC under the Uniform Financial Institutions Rating System), the minimum required leverage capital ratio is 3%.  For any other depository institution, the minimum required leverage capital ratio is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.  In assessing an institution's capital adequacy, in addition to these numeric factors, the FDIC considers qualitative factors, and possesses the authority to establish increased capital requirements for individual institutions when necessary.

Under the Reform Act federal bank regulatory agencies are required to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  The new requirements eliminated the use of trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital for depository institution holding companies of the Holding Company's size.  However, since the Holding Company had less than $15 billion of consolidated assets as of December 31, 2009, it is permitted to include any trust preferred securities issued before May 19, 2010 as an element of Tier 1 capital.  As a result of the foregoing, in July 2015, the Holding Company would become subject to consolidated capital requirements to which it has not been previously subject, and the Holding Company will not be permitted to include any trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital.  However, Basel III proposes to treat trust preferred securities differently than the Reform Act, and it is possible that when the Basel III regulations are finalized, the Holding Company will not be permitted to include any trust preferred securities, including those issued before May 19, 2010, as a component of Tier 1 capital.  (See ''Part I - Item 1 – Business - Regulation - Regulation of the Holding Company – Basel Committee on Banking Supervision Capital Rules").
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that the Agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities.  Current FDIC regulations do not include a specific IRR component of the risk-based capital requirement; however, the FDIC monitors the IRR of individual institutions through a variety of methods which are discussed on the following page.  The FDIC, through its general oversight of the safety and soundness of insured depository institutions, retains the right to impose minimum capital requirements on individual institutions to the extent they are not in compliance with certain written FDIC guidelines regarding IRR compliance analysis.  The FDIC has not imposed any such requirements on the Bank.

The table below presents the Bank's regulatory capital compared to FDIC regulatory capital requirements:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$383,042	9.98%	$153,493	4.0%	$191,866	5.00%
Leverage capital	383,042	9.98	153,493	4.0	191,866	5.00
Tier I risk-based capital (to risk weighted assets)	383,042	12.98	114,191	4.0	171,286	6.00
Total risk-based capital (to risk weighted assets)	405,077	13.72	228,232	8.0	285,477	10.00

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2012
	Tangible Capital	Leverage and Tier 1 Risk Based Capital	Total Risk-Based Capital
	(Dollars in Thousands)
Stockholders' equity	$428,892	$428,892	$428,892
Non-allowable assets:
MSR	(111)	(111)	(111)
Accumulated other comprehensive loss	9,899	9,899	9,899
Goodwill	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	383,042	383,042	383,042
General regulatory valuation allowance	-	-	22,035
Total (Tier 2) risk based capital	383,042	383,042	405,077
Minimum capital requirement	153,493	153,493	228,232
Regulatory capital excess	$229,549	$229,549	$176,845

Advisory on Interest Rate Risk Management.  In January 2010, the Agencies released an Advisory on Interest Rate Risk Management (the "IRR Advisory") to remind institutions of the supervisory expectations regarding sound practices for managing IRR.  While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution's risk management infrastructure.  The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

The IRR Advisory encourages institutions to use a variety of techniques to measure IRR exposure, which include simple maturity gap analysis, income measurement and valuation measurement for assessing the impact of changes in market rates as well as simulation modeling to measure IRR exposure.  Institutions are encouraged to use the full complement of analytical capabilities of their IRR simulation models.  The IRR Advisory also reminds institutions that stress testing, which includes both scenario and sensitivity analysis, is an integral component of IRR management.  The IRR Advisory indicates that institutions should regularly assess IRR exposures beyond typical industry conventions, including changes in rates of greater magnitude (e.g., up and down 300 and 400 basis points as compared to the generally used up and down 200 basis points) across different tenors to reflect changing slopes and twists of the yield curve.
The IRR Advisory emphasizes that effective IRR management not only involves the identification and measurement of IRR, but also provides for appropriate actions to control the risk.  The adequacy and effectiveness of an institution's IRR management process and the level of its IRR exposure are critical factors in the Agencies' evaluation of an institution's sensitivity to changes in interest rates and capital adequacy.

Limitation on Capital Distributions.  The NYBL and the New York banking regulations, as well as FDIC and FRB regulations impose limitations upon capital distributions by state-chartered savings banks, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

Under the NYBL and the New York banking regulations, New York State-chartered stock savings banks may declare and pay dividends out of net profits, unless there is an impairment of capital, however, approval of the New York State Superintendent of Financial Services (''Superintendent'') is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the FRB at least 30 days prior to each capital distribution.  The FRB can prohibit a proposed capital distribution if it determines that the bank would be ''undercapitalized'', as defined in the Federal Deposit Insurance Act, as amended (''FDIA''), following the distribution or that a proposed distribution would constitute an unsafe or unsound practice. Further, under FDIC prompt corrective action regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank would fail to satisfy its minimum capital requirements, as described above  (See ''Part I - Item 1 – Business - Regulation - Regulation of New York State Chartered Savings Banks - Prompt Corrective Regulatory Action'').  In addition, pursuant to the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" as defined in the FDIA.

Liquidity.   Pursuant to FDIC regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion).  At December 31, 2012, the Bank satisfied all such liquidity requirements.

Assessments.   New York State-chartered savings banks are required by the NYBL to pay annual assessments to the NYSDFS in connection with its regulation and supervision (including examination) of the Bank.  This annual assessment is based primarily on the asset size of the Bank, among other factors determined by the NYSDFS.  The Bank is not required to pay additional assessments to the FDIC for its regulation and supervision (including examination) of the Bank as a state nonmember bank, however, the Bank is required to pay assessments to the FDIC as an insured depository institution.  (See ''Part I - Item 1 – Business - Regulation - Regulation of New York State Chartered Savings Banks – Insurance of Deposit Accounts'').

Branching.   Subject to certain limitations, NYBL and FDIC regulations permit New York State chartered savings banks to establish branches in any state of the United States.  Federal law allows the FDIC, and the NYBL allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. The NYBL authorizes New York State-chartered savings banks to open and occupy de novo branches outside the State of New York. Pursuant to the Reform Act, the FDIC is authorized to approve the establishment by a state bank of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state.

Community Reinvestment.   Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, an insured depository institution possesses a continuing and affirmative obligation, consistent with its safe and sound operation, to help satisfy the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are most appropriate to its particular community. The CRA requires the FDIC, in connection with its examination of a State Nonmember Bank, to assess the bank's record of satisfying the credit needs of its community and consider such record in its evaluation of certain applications by the bank.  The assessment is composed of three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines ("ATMs") and other offices.  The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examination.   Regulations additionally require that the Bank publicly disclose certain agreements that are in fulfillment of the CRA.  The Bank has no such agreements.
The Bank is also subject to provisions of the NYBL that impose continuing and affirmative obligations upon a New York State-chartered savings bank to serve the credit needs of its local community (the ''NYCRA'').  Such obligations are substantially similar to those imposed by the CRA.  The NYCRA requires the NYSDFS to make a periodic written assessment of an institution's compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public.  The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application.  The Bank became subject to the NYCRA at the Charter Conversion, and has not yet received an NYCRA rating.

Transactions with Related Parties.   The Bank's authority to engage in transactions with its ''affiliates'' is limited by FDIC regulations, Sections 23A and 23B of the Federal Reserve Act (''FRA''), and Regulation W issued by the FRB.  FDIC regulations regarding transactions with affiliates generally conform to Regulation W.  These provisions, among other matters, prohibit, limit or place restrictions upon a depository institution extending credit to, or entering into certain transactions with, its affiliates, which, for the Bank, would include the Holding Company and any subsidiary of the Bank or the Holding Company.  The FRB and the FDIC require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the FDIC regulations regarding transactions with affiliates.

As a "savings association" under Section 10(l) of the HOLA, the Bank is additionally subject to the rules governing transactions with affiliates for savings associations under HOLA Section 11.  These rules include provisions prohibiting a savings association from: (i) advancing a loan to an affiliate engaged in non-bank holding company activities; and (ii) purchasing or investing in securities issued by an affiliate that is not a subsidiary.  The rules also include certain exemptions from these prohibitions.

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

The Bank's authority to extend credit to its directors, executive officers, and stockholders owning 10% or more of the Holding Company's outstanding common stock, as well as to entities controlled by such persons, is additionally governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB enacted thereunder. Among other matters, these provisions require that extensions of credit to insiders: (i) be made on terms substantially the same as, and follow credit underwriting procedures not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain amount limitations individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. Regulation O additionally requires that extensions of credit in excess of certain limits be approved in advance by the bank's board of directors.   .

        New York banking regulations impose certain limits and requirements on various transactions with "insiders," as defined in the New York banking regulations to include certain executive officers, directors and principal stockholders.

The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, directors and principal stockholders, by, among other practices, expanding covered transactions to include securities lending, repurchase agreements and derivatives activities with affiliates.  These changes were effective July 21, 2012.

  The Holding Company and Bank both presently prohibit loans to Directors and executive management

Enforcement.   Under the NYBL, the Superintendent possesses enforcement power over New York State-chartered savings banks.  The NYBL gives the Superintendent authority to order a New York State-chartered savings bank to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to maintain prescribed books and accounts.  Upon a finding by the Superintendent that a director, trustee or officer of a savings bank has violated any law, or has continued unauthorized or unsafe practices in conducting its business after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard.

The Superintendent also has authority to appoint a conservator or receiver, such as the FDIC, for a savings bank under certain circumstances.
Under FDICIA, the FDIC possesses enforcement authority for FDIC insured depository institutions and has the authority to bring enforcement action against all ''institution-affiliated parties,'' including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty or certain other wrongful actions that cause, or are likely to cause, more than minimal loss to or other significant adverse effect on an insured depository institution. Civil penalties cover a wide series of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day if the "institution-affiliated party" obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators possess substantial discretion to take enforcement action against an institution that fails to comply with regulatory structure, particularly with respect to capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under FDICIA, the FDIC has the authority to recommend that enforcement action be taken with respect to a particular insured depository institution.

Standards for Safety and Soundness.   Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the FDIC, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the FDIC has adopted regulations pursuant to FDICIA that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so ordered, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized bank is subject under the ''prompt corrective action'' provisions of FDICIA (See "Part I - Item 1 – Business - Regulation - Regulation of New York State Chartered Savings Banks – Prompt Corrective Regulatory Action").  If an institution fails to comply with such an order, the FDIC may seek enforcement in judicial proceedings and the imposition of civil money penalties.

Real Estate Lending Standards.  On October 30, 2009, the Agencies adopted a policy statement supporting prudent commercial real estate loan workouts (the "Policy Statement"). The Policy Statement provides guidance for examiners, and for financial institutions that are working with commercial real estate borrowers experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition.  Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers' financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined.  The Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing an institution's risk-management practices for loan workout activities.

Prompt Corrective Regulatory Action.   Under the FDIC prompt corrective action regulations, the FDIC is required to take certain, and authorized to take other, supervisory actions against undercapitalized savings insured depository institutions. For this purpose, a savings depository institution is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company.  In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion.  Generally, under the FDIC regulations, a federally chartered savings depository institution is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level.  As of December 31, 2012, the Bank satisfied all criteria necessary to be categorized "well capitalized" under the prompt corrective action regulatory framework.

When appropriate, the FDIC can require corrective action by a savings and loan holding company under the ''prompt corrective action'' provisions of FDICIA.

Insurance of Deposit Accounts.  As a result of the Reform Act, the standard maximum deposit insurance amount has been permanently increased to $250,000 per depositor.  The FDIC adopted final rules conforming its regulations to the provisions of the Reform Act relating to the new permanent standard maximum deposit insurance amount. In accordance with the Reform Act, the FDIC adopted rules which provided for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts.  Such coverage began on December 31, 2010 and terminated on December 31, 2012. Beginning January 1, 2013, such accounts were insured under the general deposit insurance coverage rules of the FDIC.

Insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF.  The amount of the assessment is determined based upon a risk-based assessment system.  Under this system, the FDIC assigns an institution to one of four risk categories entitled Risk Category I, II, III and IV, with Risk Category I considered most favorable and Risk Category IV considered least favorable.  Risk Category I contains all well capitalized institutions with capital adequacy, asset quality, management, earnings, and liquidity component ratings ("CAMELS Component Ratings") of either 1 or 2.  Risk Category II contains all institutions that are adequately capitalized and possess CAMELS Component Ratings of either 1, 2 or 3.  Risk Category III contains undercapitalized institutions that have CAMELS Composite Ratings of 1, 2 or 3 andadequately capitalized institutions that have CAMELS Composite Ratings of 4 or 5.  Risk Category IV contains all institutions that are undercapitalized and have CAMELS Composite Ratings of 4 or 5.  The Bank currently falls within Risk Category I.  Base assessment rates for institutions within Risk Category I range from 12 to 16 basis points, depending upon a combination of the institution's CAMELS Component Ratings and financial ratios.  The base assessment rates are fixed at 22 basis points, 32 basis points and 45 basis points for institutions within Risk Categories II, III and IV, respectively.  Total base assessment rates, after applying all possible adjustments, as described below, currently range from 7 to 77.5 basis points of deposits.

As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF.  This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%.  As a result, the FDIC was required to establish a restoration plan in October, 2008 to restore the reserve ratio to 1.15% within five years, which was subsequently extended to 8 years.  In order to restore the reserve ratio to 1.15%, on February 27, 2009, the FDIC adopted a final rule which established the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution's assessment rate: (i) a decrease for long-term unsecured debt, including most senior and subordinated debt (specifically, an institution's base assessment rate will be reduced from the initial rate using the institution's ratio of long-term unsecured debt to domestic deposits, although any such decrease will be limited to 5 basis points); (ii) an increase for secured liabilities above a threshold amount (specifically, if an institution's ratio of secured liabilities to domestic deposits is greater than 25 percent, the institution's assessment rate will increase, but the resulting base assessment rate will be no more than 50 percent greater than it was before the adjustment); and (iii) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount (specifically, if an institution has a ratio of brokered deposits to domestic deposits that is greater than 10 percent, the institution's assessment rate will be increased, although never by more than 10 basis points).

The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the designated reserve ratio.

On November 17, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their estimated quarterly deposit insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009, together with their regular deposit insurance assessment for the third quarter of 2009.  The Bank's payment on December 30, 2009 totaled approximately $13.4 million.  Since actual assessments during the years ended December 31, 2010, 2011 and 2012 fell below the amount estimated at the time of prepayment, a prepaid balance of $5.4 million remained at December 31, 2012 which will be applied towards future assessments.

In accordance with the Reform Act, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution.  The depository institution debt adjustment equals fifty basis points of each dollar of long-term, unsecured debt held as an asset by an insured depository institution when that debt was issued by another insured depository institution, to the extent that all such debt exceeds three percent of the institution's Tier 1 capital.

The new rate schedule and other revisions to the assessment rules became effective April 1, 2011 and were used to calculate the Bank's assessments commencing with the quarterly period ended June 30, 2011.  As revised by the final rule, for depository institutions with less than $10 billion in assets, such as the Bank, the initial base assessment rates range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions.  Total base assessment rates, after applying the unsecured debt and brokered deposit adjustments, will range from two and one-half to forty-five basis points.  This new assessment rate schedule has resulted, and is expected to continue to result, in reduced deposit insurance expenses for the Company.

The Reform Act also increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be achieved by September 30, 2020, and provides that in establishing the assessments necessary to satisfy the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that the cost of increasing the reserve ratio will be borne in greater proportion by institutions with more than $10 billion in assets.  On October 19, 2010, the Board of Directors of the FDIC adopted a new Restoration Plan (the "Restoration Plan") to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other matters, the Restoration Plan provided that the FDIC forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011.  The FDIC intends to pursue further rulemaking regarding the method that will be used to achieve the reserve ratio of 1.35% in a manner that places a greater proportion of the cost of the increase on institutions with more than $10 billion in assets.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the Savings Association Insurance Fund ("SAIF") [which was merged with the Bank Insurance Fund ("BIF") into the newly-formed DIF on March 31, 2006] and expand the assessment base for the payment of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The Bank's total expense in 2012 for the FICO bond assessment was $255,000.  These payments will continue until the FICO bonds mature in 2017 through 2019.

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program ("TLGP"), pursuant to its authority to prevent "systemic risk" in the U.S. banking system, which included a debt guarantee program and a transaction account guarantee program.  The Company elected not to participate in either program under the TLGP, and both of such programs have now expired.  In place of the transaction account guarantee program, which expired on December 31, 2010, and in accordance with certain provisions of the Reform Act, the FDIC adopted further rules in November and December 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts. Such coverage began on December 31, 2010 and terminated on December 31, 2012. Beginning January 1, 2013, such accounts became insured under the general deposit insurance coverage rules of the FDIC.

Privacy and Security Protection.  The FDIC has adopted regulations implementing the privacy protection provisions of The Gramm- Leach-Bliley Act of 1999 ("Gramm-Leach").  The regulations require financial institutions to adopt procedures to protect customers and their "non-public personal information."  The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers the ability to "opt-out" of:  (1) the sharing of their personal information with unaffiliated third parties if the sharing of such information does not satisfy any of the permitted exceptions; and (2) the receipt of marketing solicitations from Bank affiliates.

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

Consumer Protection and Compliance Provisions. The Bank is subject to various consumer protection laws and regulations. The Bank may be subject to potential liability for material violations of these laws and regulations, in the form of litigation by governmental and consumer groups, the FDIC and other federal regulatory agencies including the Department of Justice. Moreover, the CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all depository institutions, as well as the authority to prohibit "unfair, deceptive or abusive" acts and practices.

Internet Banking.  Technological developments are dramatically altering the methods by which most companies, including financial institutions, conduct their business.  The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems.  The federal banking regulatory agencies have conducted seminars and published materials targeted at various aspects of Internet banking and have indicated their intention to re-evaluate their regulations to ensure they encourage bank efficiency and competitiveness consistent with safe and sound banking practices.  The Company cannot assure that New York State or federal bank regulatory agencies will not adopt new regulations that will materially affect or restrict the Bank's Internet operations.

Insurance Activities.  As a New York State chartered savings bank, the Bank is generally permitted to engage in certain insurance activities: (i) directly in places where the population does not exceed 5,000 persons, or (ii) in places with larger populations through subsidiaries if certain conditions are satisfied.  Federal agency regulations prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity not affiliated with the depository institution.  The regulations additionally require prior disclosure of this prohibition if such products are offered to credit applicants.

Federal Home Loan Bank ("FHLB") System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock.  The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions.  The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements.  The minimum stock investment requirement in the FHLBNY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis.  For the Bank, the membership stock purchase requirement is 0.2% of "mortgage-related assets," as defined by the FHLBNY, which consist primarily of residential mortgage loans and MBS held by the Bank.  The activity-based stock purchase requirement for the Bank is equal to the sum of: (i) 4.5% of outstanding borrowings from the FHLBNY; (ii) 4.5% of the outstanding principal balance of the "acquired member assets," as defined by the FHLBNY, and delivery commitments for acquired member assets; (iii) a specified dollar amount related to certain off-balance sheet items, which for the Bank is zero; and (iv) a specific percentage range from 0% to 5% of the carrying value on the FHLBNY's balance sheet of derivative contracts between the FHLBNY and its members, which is also zero for the Bank.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $45.0 million at December 31, 2012.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System.   The Bank is subject to FRA and FRB regulations requiring state-chartered depository institutions are required to maintain cash reserves against their transaction accounts (primarily NOW and regular checking accounts).  FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts in excess of $12.4 million through $79.5 million (subject to adjustment by the FRB) plus a reserve of 10% against the portion of total transaction accounts in excess of $79.5 million.  The initial $12.4 million of otherwise reservable balances are currently exempt from the reserve requirements, however, the exemption is adjusted by the FRB at the end of each year.  The Bank is in compliance with the foregoing reserve requirements.

Because required reserves must be maintained in the form of vault cash, a low-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to satisfy the FRB reserve requirements may be used to satisfy liquidity requirements imposed by the FDIC.

Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institutions' required and excess reserve balances.  The interest rate paid on required reserve balances and excess balances is currently 0.25 percent.

Depository institutions are additionally authorized to borrow from the Federal Reserve ''discount window,'' however, FRB regulations require such institutions to hold reserves in the form of vault cash or deposits with Federal Reserve Banks in order to borrow.

         Anti-Money Laundering and Customer Identification.   The Company is subject to Bank Secrecy Act amendments and specific federal agency guidance in relation to implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("PATRIOT Act").  The PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the PATRIOT Act enacted measures intended to encourage information sharing among bank regulatory and law enforcement agencies.  In addition, certain provisions of Title III and the FDIC guidance impose affirmative obligations on a broad range of financial institutions, including banks and thrifts.  Title III imposes the following requirements, among others, with respect to financial institutions: (i) establishment of anti-money laundering programs; (ii) establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time; (iii) establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and (iv) prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

        In addition, bank regulators are directed to consider a holding company's effectiveness in preventing money laundering when ruling on FRA and Bank Merger Act applications.

Regulation of the Holding Company

     The Bank has made an election under Section 10(l) of the HOLA to be treated as a "savings association" for purposes of regulation of the Holding Company. As a result, the Holding Company continues, after the Charter Conversion, to be registered with the FRB as a non-diversified unitary savings and loan holding company within the meaning of the HOLA.  The Holding Company is currently subject to FRB regulations, examination, enforcement and supervision, as well as reporting requirements applicable to savings and loan holding companies. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary depository institution.  In addition, the FRB has enforcement authority over the Holding Company's non-depository institution subsidiaries.  If the Bank does not continue to satisfy the QTL test, the Holding Company must change its status with the FRB as a savings and loan holding company and register as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA").  (See "Part I - Item 1 – Business - Regulation - Regulation of New York State-Chartered Savings Banks – QTL Test").

HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the FRB; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, non-subsidiary holding company, or non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the FRB must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

Gramm-Leach additionally restricts the powers of new unitary savings and loan holding companies.  A unitary savings and loan holding company that is "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the Office of Thrift Supervision (the regulator of savings and loan holding companies prior to the FRB) prior to May 4, 1999, such as the Holding Company, retains the authority it possessed under the law in existence as of May 4, 1999.  All other savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach.  Gramm-Leach also prohibits non-financial companies from acquiring grandfathered savings and loan holding companies.

Upon any non-supervisory acquisition by the Holding Company of another savings association or a savings bank that satisfies the QTL test and is deemed to be a savings association and that will be held as a separate subsidiary, the Holding Company will become a multiple savings and loan holding company and will be subject to limitations on the types of business activities in which it may engage.  HOLA currently limits the activities of a multiple savings and loan holding company and its non-insured subsidiaries primarily to activities permissible under Section 4(c)(8) of the BHCA, subject to prior approval of the FRB, and to other activities authorized by federal agency regulations.  Effective in April 2008, however, all savings and loan holding companies became permitted, with the prior approval of the appropriate regulatory agency, to engage in all activities in which bank holding companies may engage under any regulation the FRB has promulgated under Section 4(c) of the BHCA.

Federal agency regulations prohibit regulatory approval of any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (i) in a supervisory transaction, or (ii) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions.  The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary.

The Bank must file a notice with the FRB prior to the payment of any dividends or other capital distributions to the Holding Company  (See "Part I - Item 1 – Business - Regulation - Regulation of New York State Chartered Savings Banks - Limitation on Capital Distributions'').  The FRB has the authority to deny such payment request.

Restrictions on the Acquisition of the Holding Company.  Under the Federal Change in Bank Control Act ("CIBCA") and implementing regulations, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Holding Company's shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Holding Company. Under the CIBCA and implementing regulations, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Holding Company, the Bank; and the anti-trust effects of the acquisition. Under HOLA, any company would be required to obtain approval from the FRB before it may obtain "control" of the Holding Company within the meaning of HOLA. Control is generally defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Holding Company or the ability to control in any manner the election of a majority of the Holding Company's directors, although a person or entity may also be determined to "control" the Holding Company without satisfying these requirements if it is determined that he, she or it directly or indirectly exercises a controlling influence over the management or policies of the Holding Company. In addition, an existing bank holding company or savings and loan holding company would, under federal banking laws and regulations, generally be required to obtain FRB approval before acquiring more than 5% of the Holding Company's voting stock.

In addition to the applicable federal laws and regulations, New York State Banking Law generally requires prior approval of the New York State Superintendent of Financial Services before any action is taken that causes any company to acquire direct or indirect control of a banking institution organized in New York.

        Basel Committee on Banking Supervision Capital Rules.   In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which established new capital requirements for banking organizations.  On June 7, 2012, the FDIC, FRB and OCC requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in effect.  Once adopted, these new capital requirements would be phased in over time.  The proposed rules would apply to depository institutions and ultimate parent savings and loan holding companies, such as the Bank and Holding Company, respectively. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period.  This differs from the treatment afforded to trust preferred securities under the Reform Act for institutions of the Holding Company's size, and the Company is thus currently unable to predict whether its trust preferred securities will be considered Tier 1 capital in the future.  (See ''Part I - Item 1 – Business - Regulation - Regulation of New York State-Chartered Savings Banks – Capital Requirements").

        The proposed rules indicated that the final rules would become effective January 1, 2013, and that changes in the final rules would be phased in from January 1, 2013 through January 1, 2019.  On November 9, 2012, however, the agencies stated that, due to the volume of public comments, the final rules would not take effect on January 1, 2013. The enactment of the Basel III rules could increase the required capital levels of the Bank, and the Holding Company will become subject to consolidated capital rules.  Management is currently unable to determine the ultimate effect that any final regulations, if enacted, would have upon the Company's earnings or financial position.  In addition, significant questions remain unanswered regarding the manner in which the numerous capital and liquidity mandates of the Reform Act will be integrated with the requirements of Basel III.  Based upon the Company's current understanding of the proposals, however, management believes that the Company's capital, balance sheet and business model should not be materially adversely impacted by the U.S. implementation of Basel III.

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

The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the New York metropolitan area and in the United States as a whole.  Conditions in the marketplace for the Bank's property collateral types (mainly multifamily and commercial real estate) remained stronger than most other parts of the country throughout the years of the financial crisis, and in fact have recently rebounded to healthy pre-crisis levels.  Nevertheless, given the precarious nature of financial and economic conditions both nationally and globally, this status is always subject to change, which could adversely affect the credit quality of the Bank's loans, results of operations and financial condition.

The Bank's commercial real estate lending may subject it to greater risk of an adverse impact on operations from a decline in the economy.

The credit quality of the Bank's portfolio can have a significant impact on the Company's earnings, results of operations and financial condition.  As part of the Company's strategic plan, it originates loans secured by commercial real estate that are generally viewed as exposing lenders to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans are generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the rentability, among other commercial factors.

The performance of Bank's multifamily and mixed-use loans could be adversely impacted by regulation or a weakened economy.

Multifamily and mixed use loans involve a greater risk than one- to four- family residential mortgage loans because government regulations such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). Impaired loans are thus difficult to identify before they become problematic. In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower's ability to repay the loan and the value of the security for the loan may be impaired.

Extension of credit on multifamily, mixed-use or commercial real estate loans may result from reliance upon inaccurate or misleading information received from the borrower.

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

Geographic and borrower concentrations could adversely impact financial performance.

The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans, as well as the value of collateral securing those loans, is highly dependent upon business and economic conditions in the United States, particularly in the local New York metropolitan area where the Company conducts substantially all of its business. Conditions in these marketplaces have begun to rebound in recent months after several years of deterioration. Should such conditions fail to continue to improve, they may adversely affect the credit quality of the Bank's loans, its results of operations and its financial condition.

Conditions in the real estate markets in which the collateral for the Bank's mortgage loans are located strongly influence the level of the Bank's non-performing loans and the value of its collateral. Real estate values are affected by, among other items, fluctuations in general or local economic conditions, supply and demand, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Declines in real estate markets have in the past, and may in the future, negatively impact the Company's results of operations, cash flows, business, financial condition and prospects.  In addition, at December 31, 2012 the Bank had three borrowers for which its total lending exposure equaled or exceeded 10% of its Tier 1 risk-based capital (its lowest capital measure).  Total default by these borrowers could adversely impact the Bank's financial condition and results of operations.

The Bank's allowance for loan losses may be insufficient.

The Bank's allowance for loan losses is maintained at a level considered adequate by management to absorb losses inherent in its loan portfolio. The amount of inherent loan losses which could be ultimately realized is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that could be beyond the Bank's control. Such losses could exceed current estimates. Although management believes that the Bank's allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to satisfy actual loan losses should such losses be realized. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Bank's financial condition and results of operations.

Increases in interest rates may reduce the Company's profitability.

The Bank's primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. The Bank's one-year interest rate sensitivity gap is the difference between interest rate sensitive assets maturing or repricing within one year and its interest rate sensitive liabilities maturing or repricing within one year, expressed as both a total amount and as a percentage of total assets.  At December 31, 2012, the Bank's one year interest rate gap was negative 11%, indicating that the overall level of its interest rate sensitive liabilities maturing or repricing within one year exceeded that of its interest rate sensitive assets maturing or repricing within one year.  In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decline in net interest income from its existing investments and funding sources.

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

As a New York State chartered savings bank, the Bank is required to monitor changes in its Economic Value of Equity ("EVE"), which is the difference between the estimated market value of its assets and liabilities. In addition, the Bank monitors its EVE ratio, which is the EVE divided by the estimated market value of total assets and net interest income.  To monitor its overall sensitivity to changes in interest rates, the Bank simulates the effect of instantaneous changes in net interest income of up to 400 basis points on its assets and liabilities.  Interest rates do and will continue to fluctuate, and the Bank cannot predict future FOMC actions or other factors that will cause interest rates to vary.

The Company operates in a highly regulated industry and is subject to uncertain risks related to changes in laws, government regulation and monetary policy.

The Holding Company and the Bank are subject to extensive supervision, regulation and examination by the NYSDFS (the Bank's primary regulator), the FRB (the Holding Company's primary regulator) and the FDIC, as its deposit insurer. Such regulation limits the manner in which the Holding Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank's depositors, and not to benefit the Bank or its creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Failure to comply with applicable laws and regulations could subject the Holding Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Holding Company and Bank.  For further information regarding the laws and regulations that affect the Holding Company and the Bank, see "Item 1. Business - Regulation - Regulation of New York State Chartered Savings Banks," and "Item 1. Business - Regulation - Regulation of Holding Company."

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

Financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, none of which is within the control of the Holding Company or the Bank. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results of operations to differ materially. Further, federal monetary policy significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements for liquid assets. A material change in any of these conditions would have a material impact on the Bank, and therefore, on the Company's results of operations.

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

The Bank's retail banking and a significant portion of its lending business are concentrated in the NYC metropolitan area. The NYC banking environment is extremely competitive. The Bank's competition for loans exists principally from savings banks, commercial banks, mortgage banks and insurance companies.  The Bank has faced sustained competition for the origination of multifamily residential and commercial real estate loans. Management anticipates that the current level of competition for multifamily residential and commercial real estate loans will continue for the foreseeable future, and this competition may inhibit the Bank's ability to maintain its current level and pricing of such loans.

Clients could pursue alternatives to the Bank's deposits, causing the Bank to lose a historically less expensive source of funding.  The Bank gathers deposits in direct competition with comercial banks, savings banks and brokerage firms, many among the largest in the nation. In addition, it must also compete for deposit monies against the stock markets, mutual funds, and other securities.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has altered the deposit gathering landscape and may increase competitive pressures on the Bank.

The Bank may not be able to meet the cash flow requirements of its depositors and borrowers or meet its operating cash needs.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. The Holding Company's overall liquidity position and the liquidity position of the Bank are regularly monitored to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Funding sources include deposits, repayments of loans and MBS, investment security maturities and redemptions, advances from the FHLBNY and REPOS. The Bank maintains a portfolio of securities that can be used as a secondary source of liquidity. The Bank also can borrow through the Federal Reserve Bank's discount window. If the Bank was unable to access any of these funding sources when needed, it might be unable to meet customers' needs, which could adversely impact the Company's financial condition, results of operations, cash flows, and level of regulatory capital.

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

As a financial institution, the Bank's earnings and capital are subject to risks associated with negative public opinion.  Negative public opinion could result from the Company's actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by the Bank to meet customers' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect the Company's ability to attract and/or retain clients and can expose the Company to litigation and regulatory action.  Actual or alleged conduct by one of the Company's businesses can result in negative public opinion about its other businesses.  Negative public opinion could also affect the Company's credit ratings, which are important to its access to unsecured wholesale borrowings.  Significant changes in these ratings could change the cost and availability of these sources of funding.

The impact of recently enacted and proposed legislation and government programs to stabilize the financial markets may adversely impact the Company.

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

Although it appears that there has been some stabilization of the U.S. financial markets as a result of the foregoing programs and other actions taken by the U.S. government, there can be no assurance as to the actual impact that such programs or any other governmental program will have on the financial markets and the economy in the future. The financial market and economic conditions that existed during the years 2008 through 2012 had, and to the extent that such conditions continue or worsen, will continue to have, an adverse affect on the Company's financial condition and results of operations, and could also materially and adversely affect the Company's business, access to credit or the trading price of the Holding Company's common stock.  In addition, the Company expects to face increased regulation and supervision of the Bank's industry as a result of the financial crisis in the banking and financial markets, and there will be additional requirements and conditions imposed to the extent that it participates in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase costs and limit the Company's ability to pursue business opportunities.

The FDIC's restoration plan and the related increased assessment rate schedule may have a further material effect on the Company's results of operations.

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

On February 7, 2011, the FDIC adopted a final rule that re-defines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revises the risk-based assessment system for all large insured depository institutions by introducing a scoring system.  This system involves the FDIC establishing a score for each such institution which then translates into an assessment rate.  See "Part 1. Item 1- Business Regulation - Regulation of New York State Chartered Savings Banks - Insurance of Deposit Accounts" for a further discussion of the impact of this final rule.

On April 12, 2011, the FDIC Board of Directors authorized publication of proposed guidelines describing the process that the FDIC would follow to determine whether to make an adjustment to the score used to calculate the assessment rate for a large or highly complex institution, the size of any such adjustment, and the procedure the FDIC would follow to notify an institution of an adjustment. Pursuant to the proposed guidelines, the FDIC can make a limited adjustment, either upward or downward, to an institution's total score based upon risks or risk mitigating factors that are not adequately captured in the institution's scorecard.  In addition, an institution can make written request to the FDIC for such an adjustment.  In either case, the FDIC would consult with an institution's primary federal regulator and appropriate state banking supervisor before making any decision to adjust an institution's total score.   Any adjustment to an institution's score must be approved by the FDIC and there is no assurance that a request for an adjustment will result in a downward adjustment.

The recent adoption of regulatory reform legislation has created uncertainty and may have a material effect on the Company's operations and capital requirements.

The Reform Act includes provisions that create minimum standards for the origination of mortgage loans. Pursuant to the Reform Act, on April 19, 2011, the FRB requested public comment on a proposed rule under Regulation Z that would impose extensive regulations governing an institution's obligation to evaluate a borrower's ability to repay a mortgage loan.  The rule would apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages or temporary loans).  Consistent with the Reform Act, the proposal provides four options for complying with the ability-to-repay requirement.  The proposal would also implement the Reform Act's limits on prepayment fees.  This rulemaking will be finalized by the Bureau of Consumer Financial Protection.  It is possible this rule may require the Bank to modify its underwriting practices and may cause an increase in compliance costs.

Congress and various federal regulators also may significantly impact the financial services industry and the Company's business. For example, the Federal Reserve Bank has proposed guidance on incentive compensation at the banking organizations it regulates, and the U.S. Department of the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banks. Complying with any new legislative or regulatory requirements, and any programs established thereunder by federal and state governments to address the continuing economic weakness, could have an adverse impact on the Company's consolidated results of operations, its ability to fill positions with the most qualified candidates available, and the Holding Company's ability to maintain its dividend.

Furthermore, the Federal Government has announced plans to dramatically transform the role of government in the U.S. housing market, including by winding down FNMA and FHLMC, and by reducing other government support to such markets. Congressional leaders have voiced similar plans for future legislation. It is too early to determine the nature and scope of any legislation that may develop along these lines, or the roles FNMA and FHLMC or the private sector will play in future housing markets. However, it is possible that legislation will be proposed over the near term that would considerably limit the nature of GSE guarantees relative to historical measurements, which could have broad adverse implications for the market and significant implications for the Company's business.

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

The FRB's rule to repeal the prohibition against payment of interest on demand deposits may increase competition for such deposits and ultimately increase interest expense.

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

As a result of the Proposed Basel Committee on Banking Supervision Capital Rules, the Company may become subject to more stringent capital requirements.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital rules, which established new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve Board offered three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in effect.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  Management is currently unable to determine the ultimate effect that any final regulations, if enacted, would have upon the Company's earnings or financial position.  In addition, significant questions remain unanswered regarding the manner in which the numerous capital and liquidity mandates of the Dodd–Frank Wall Street Reform and Consumer Protection Act will be integrated with the requirements of Basel III.  Based upon the Company's current understanding of the proposals, however, management believes that the Company's capital, balance sheet and business model should not be materially adversely impacted by the U.S. implementation of Basel III.

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

The Company's accounting estimates and risk management processes rely on analytical and forecasting models.

The processes the Company uses to estimate its probable loan losses and to measure the fair value of some financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company's financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company's analytical or forecasting models could have a material adverse effect on the Company's business, financial condition and results of operations.

The value of the Company's goodwill and other intangible assets may decline in the future.

As of December 31, 2012, the Company had $55.6 million of goodwill and other intangible assets.  A significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Holding Company's common stock may necessitate taking charges in the future related to the impairment of the Company's goodwill and other intangible assets. If the Company were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Company would record the appropriate charge, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's controls and procedures may fail or be circumvented.

The Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are satisfied. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's risk management practices may not be effective in mitigating the risks to which it is  subject or in reducing the potential for losses in connection with such risks.

As a financial institution, the Company is subject to a number of risks, including credit, interest rate, liquidity, market, operational, legal/compliance, loss sharing compliance, reputational, and strategic. The Company's risk management framework is designed to minimize the risks to which it is subject, as well as any losses resulting from such risks. Although the Company seeks to identify, measure, monitor, report, and control the Company's exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated.

For example, recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry, and increases in the overall complexity of the Company's operations, among other developments, have resulted in the creation of a variety of risks that were previously unknown and unanticipated, highlighting the intrinsic limitations of the Company's risk monitoring and mitigation techniques. As a result, the further development of previously unknown or unanticipated risks may result in the Company incurring losses in the future that could adversely impact its financial condition and results of operations.

The Company's operations rely on certain external vendors.

The Company relies on certain external vendors to provide products and services necessary to maintain its day-to-day operations.  Accordingly, the Company's operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements. The failure of an external vendor to perform in accordance with the contracted arrangements because of changes in the vendor's organizational structure, financial condition, support for existing products and services, or strategic focus, or for any other reason, could be disruptive to the Company's operations, which could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Environmental reviews of real property before initiating foreclosure may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's business, financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company's business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company's ability to conduct business. In addition, such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

Credit risk stemming from held-for-investment lending activities may adversely impact on the Company's consolidated net income.

The loans originated by the Bank for investment are primarily multi-family residential loans and, to a lesser extent, commercial real estate loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than one-to four-family mortgage loans.  Credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

Payments on multi-family residential and commercial real estate loans generally depend on the income produced by the underlying properties, which, in turn, depend on their successful operation and management. Accordingly, the ability of the Bank's borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy.  While the Bank seeks to minimize these risks through its underwriting policies, which generally require that such loans be qualified on the basis of the collateral property's cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that the Bank's underwriting policies will protect it from credit-related losses or delinquencies.

Although the Bank's losses have been comparatively limited, despite the economic weakness in its market, it cannot guarantee that this record will be maintained in future periods. The ability of the Bank's borrowers to repay their loans could be adversely impacted by a further decline in real estate values and/or an increase in unemployment, which not only could result in an increase in charge-offs and/or the provision for loan losses.  Either of these events would have an adverse impact on the Company's consolidated net income.

Security measures may not be sufficient to mitigate the risk of a cyber attack.

Communications and information systems are essential to the conduct of the Company's business, as it uses such systems to manage its customer relationships, general ledger, deposits, and loans. The Company's operations rely on the secure processing, storage, and transmission of confidential and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify them as circumstances warrant, the security of its computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.

In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to the Company's confidential or other information or the confidential or other information of its customers, clients, or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, the Company's computer systems and networks could potentially be jeopardized, or the operations of the Company or its customers, clients, or counterparties could otherwise experience interruptions or malfunctions. This could cause the Company significant reputational damage or result in significant losses.

Furthermore, the Company may be required to expend significant additional resources to modify its protective measures or investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Also, the Company may be subject to wholly or partially uninsured litigation and financial losses.

In addition, the Company routinely transmits and receives personal, confidential, and proprietary information by e-mail and other electronic means. The Company has discussed and worked with its appropriate customers and counterparties to develop secure transmission capabilities, however, it does not have, and may be unable to install, secure capabilities with all of these constituents, and may be unable to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information.  Any interception, misuse, or mishandling of personal, confidential, or proprietary information transmitted to or received from a customer or counterparty could result in legal liability, regulatory action, and reputational harm, and could have a significant adverse effect on the Company's competitive position, financial condition, and results of operations.

Security measures may not protect the company from systems failures or interruptions.

While the Company has established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, the Company outsources certain aspects of its data processing to third-party providers. If the third-party providers encounter difficulties, or if difficulty in communicating with them occurs, the Company's ability to adequately process and account for customer transactions could be affected, and its business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

Any systems failure or interruption could damage the Company's reputation and result in a loss of customers and business, could subject the Company to additional regulatory scrutiny, or could expose the Company to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on the Company's financial condition and results of operations.

The trading volume in the Holding Company's common stock is less than that of other larger financial services companies.

Although the Holding Company's common stock is listed for trading on the Nasdaq National Exchange, the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Holding Company's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Holding Company has no control. Given the lower trading volume of the Holding Company's common stock, significant sales of the Holding Company's common stock, or the expectation of these sales, could, from time to time, cause the Holding Company's stock price to exhibit weakness unrelated to financial performance.
The Holding Company may reduce or eliminate dividends on its common stock in the future.

Holders of the Holding Company's common stock are entitled to receive only such dividends as its Board of Directors may declare out of funds legally available for such payments. Although the Holding Company has historically declared cash dividends on its common stock, it is not required to do so and may reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of the Holding Company's common stock. In addition, the Holding Company is a savings and loan holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

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

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$15.01	$12.75	$0.14	$15.89	$14.02
June 30th	0.14	14.92	12.56	0.14	15.60	13.00
September 30th	0.14	14.88	13.29	0.14	15.17	9.61
December 31st	0.14	14.98	12.86	0.14	13.28	9.70

On December 31, 2012, the final trading date in the fiscal year, the Holding Company's common stock closed at $13.89.
      Management estimates that the Holding Company had approximately 7,900 stockholders of record as of March 1, 2013, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 35,714,269 shares of Holding Company common stock outstanding at December 31, 2012.
During the year ended December 31, 2012, the Holding Company paid cash dividends totaling $19.2 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2011, the Holding Company paid cash dividends totaling $18.9 million, representing $0.56 per outstanding common share.
On January 25, 2013, the Board of Directors declared a cash dividend of $0.14 per common share to all stockholders of record as of February 6, 2013.  This dividend was paid on February 13, 2013.
The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (i.e., the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

As the principal asset of the Holding Company, the Bank could be called upon to provide funds for the Holding Company's payment of dividends  (See "Item 1 – Business - Regulation – Regulation of New York State Chartered Savings Banks – Limitation on Capital Distributions").  (See also Note 2 to the Company's Audited Consolidated Financial Statements for a discussion of limitations on distributions from the Bank to the Holding Company).
In March 2004, the Holding Company issued $72.2 million in trust preferred debt, with a stated annual coupon rate of 7.0%. The Holding Company re-acquired and retired $1.5 million of this outstanding debt during 2009.  Pursuant to the provisions of the debt, the Holding Company is required to first satisfy the interest obligation on the debt, which currently approximates $4.9 million annually, prior to the authorization and payment of common stock cash dividends.  Management of the Holding Company does not presently believe that this requirement will materially affect its ability to pay dividends to its common stockholders.
The Holding Company did not purchase any shares of its common stock into treasury during the three months ended December 31, 2012.

A summary of the shares repurchased by month is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2012	‑	‑	‑	1,124,549
November 2012	‑	‑	‑	1,124,549
December 2012	‑	‑	‑	1,124,549
(1) No existing repurchase programs expired during the three months ended December 31, 2012, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  The 1,124,549 shares that remained eligible for repurchase at December 31, 2012 are available under the Company's twelfth stock repurchase program, which was publicly announced in June 2007.  The twelfth stock repurchase program authorized the purchase of up to 1,787,665 shares of the Holding Company's common stock, and has no expiration.

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Holding Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2008 through December 31, 2012.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

	Period Ending December 31,
Index	2007	2008	2009	2010	2011	2012
Dime Community Bancshares, Inc.	100.00	107.81	100.38	130.14	117.06	134.31
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Thrift	100.00	63.64	59.35	62.01	52.17	63.45

Item 6.  Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Certain amounts as of and for the years ended December 31, 2011, 2010, 2009 and 2008 have been reclassified to conform to the December 31, 2012 presentation.  These reclassifications were not material.

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Condition Data:
Total assets	$3,905,399	$4,021,180	$4,040,295	$3,952,274	$4,055,598
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	3,485,818	3,443,633	3,454,326	3,374,170	3,274,051
MBS	49,021	93,877	144,518	224,773	301,351
Investment securities (including FHLBNY capital stock)	88,762	232,642	145,491	104,485	80,898
Federal funds sold and other short-term investments	-	951	4,536	3,785	‑
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	2,479,429	2,343,701	2,350,581	2,216,836	2,260,051
Borrowings	913,180	1,205,455	1,256,205	1,335,355	1,346,840
Stockholders' equity	391,574	361,034	328,734	294,773	276,964
Selected Operating Data:
Interest income	$195,954	$209,216	$214,794	$209,168	$202,654
Interest expense	86,112	69,714	79,413	97,685	111,302
Net interest income	109,842	139,502	135,381	111,483	91,352
Provision for loan losses	3,921	6,846	11,209	13,152	2,006
Net interest income after provision for loan losses	105,921	132,656	124,172	98,331	89,346
Non-interest (loss) income	23,849	7,929	8,055	(745)	2,814
Non-interest expense	62,572	61,688	61,977	57,310	49,973
Income before income tax	67,198	78,897	70,250	40,276	42,187
Income tax expense	26,890	31,588	28,861	14,087	14,159
Net income	$40,308	$47,309	$41,389	$26,189	$28,028

	At or for the Year Ended December 31,
	2012		2011		2010		2009		2008
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	1.02%		1.16%		1.01%		0.66%		0.76%
Return on average stockholders' equity	10.73		13.65		13.15		9.20		10.29
Stockholders' equity to total assets at end of period	10.03		8.98		8.14		7.46		6.83
Loans to deposits at end of period	141.42		147.80		147.77		153.18		145.64
Loans to interest-earning assets at end of period	94.41		91.36		92.18		91.07		89.60
Net interest spread (2)	2.58		3.38		3.34		2.73		2.34
Net interest margin (3)	2.92		3.60		3.53		2.96		2.60
Average interest-earning assets to average interest-bearing liabilities	114.83		112.07		109.32		108.99		108.35
Non-interest expense to average assets	1.59		1.51		1.52		1.44		1.35
Efficiency ratio (4)	52.58		41.64		42.74		48.65		51.25
Effective tax rate	40.02		40.04		41.08		34.98		33.56
Dividend payout ratio	47.86		30.00		45.16		70.89		65.88
Per Share Data:
Diluted earnings per share	$1.17		$1.40		$1.24		$0.79		$0.85
Cash dividends paid per share	0.56		0.56		0.56		0.56		0.56
Book value per share (5)	10.96		10.28		9.50		8.57		8.10
Asset Quality Ratios and Other Data(1):
Net charge-offs	$3,707		$5,925		$13,821		$8,993		$583
Total non-performing loans (6)	8,888		28,973		20,168		11,294		7,402
OREO	-		-		‑		755		300
Non-performing TRUPS	892		1,012		564		688		‑
Total non-performing assets	9,780		29,985		20,732		12,737		7,702
Non-performing loans to total loans	0.25%		0.84%		0.58%		0.33%		0.22%
Non-performing assets to total assets	0.25		0.75		0.51		0.32		0.19
Allowance for Loan Losses to:
Non-performing loans	231.21%		78.04%		95.03%		190.41%		235.80%
Total loans (7)	0.59		0.58		0.55		0.63		0.53
Regulatory Capital Ratios: (Bank only) (1)
Tangible capital	9.98%		9.11%		8.23%		7.60%		7.63%
Leverage Capital	9.98		9.11		8.23		7.60		7.63
Total risk-based capital	13.72		12.24		11.95		11.22		11.43
Earnings to Fixed Charges Ratios (8) (9):
Including interest on deposits	1.77	x	2.12	x	1.87	x	1.41	x	1.38	x
Excluding interest on deposits	2.95		2.78		3.24		1.72		1.80
Full Service Branches	26		26		25		23		23

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
(9)   Interest on unrecognized tax benefits totaling $677, $555 and $480 is included in the calculation of fixed charges for the years ended December 31, 2010, 2009 and 2008, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Holding Company's primary business is the ownership of the Bank.  The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees, mortgage banking related income, and income associated with Bank Owned Life Insurance.  Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing costs, and occupancy and equipment, marketing and other operating expenses.  The Company's consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In addition, the Bank's primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on NYC multifamily residential and mixed-use real estate loans.  In late 2008, the Company began limiting growth based upon the desire to retain capital levels sufficient to accommodate potential credit quality problems resulting from the downturn in the economy and the local real estate market.  This strategy continued throughout 2009, 2010 and 2011.  Late in 2012, the Company transitioned from a period of no-growth to more of a measured-growth strategy, with an expectation that both credit costs would remain at or near exiting levels, and the FOMC would adhere to its stated policy position for maintaining low short-term interest rates while the national unemployment rate remains above 6.5% and certain inflationary measures remain within established benchmarks.

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

The years ended December 31, 2010 through 2012 featured a global real estate and economic recession fueled by significant weakness and/or failure in many of the world's largest financial institutions, coupled with ongoing economic and political turmoil in various parts of the world.  These events led to historically high dislocations in credit markets, creating favorable origination spreads from the benchmark origination interest rates during the period.  This increase, coupled with the continuation of historically low benchmark short-term interest rates by the FOMC (which greatly impact the pricing of the Bank's retail deposits), benefited both the net interest spread and net interest margin during the years ended December 31, 2010 and 2011, thus favorably impacting the Company's consolidated earnings.  Partially offsetting this benefit were credit costs on Bank-owned loans during 2010 and 2011.  During the years ended December 31, 2012 and 2011, the FOMC prolonged its monetary policy actions aimed at maintaining both short-term and long-term interest rates at historically low levels.  This continued to benefit the Company's funding costs during the years ended December 31, 2012 and 2011, while adversely impacting the average yield on its interest earning assets.

During the years ended December 31, 2012 and 2011, the Company experienced an increased level of prepayment and satisfaction activity, as management elected not to pursue loans that were either: 1) unfavorable from an interest rate repricing standpoint; or 2) required underwriting criteria in excess of management's risk tolerance.  Should such levels of prepayment and satisfaction continue, they will likely reduce the average yield (exclusive of contractual prepayment charges) of the Bank's loan portfolio, which would likely adversely impact the Company's net interest margin in future periods.

Credit costs, which had run significantly higher during the period January 1, 2009 to December 31, 2011 than the levels experienced prior to 2009, began to return toward the pre- 2009 levels during 2012.

During the year ended December 31, 2012, the Company elected to prepay its entire $195.0 million of REPO borrowings with a weighted average cost of 4.3% and a weighted term to maturity exceeding 4.0 years, incurring a prepayment cost of $28.8 million as a component of interest expense during the year ended December 31, 2012.  The short-term securities that were pledged against these borrowings had yields that had steadily declined over the past several years, and approximated 0.5% throughout 2012.  This prepayment transaction has a breakeven of 3.5 years, and is expected to contribute positively to net interest margin commencing during the year ending December 31, 2013.
In late 2012, the Bank sold three owned real estate properties, recognizing a gain of $13.7 million on the sales, offsetting a portion of the $28.8 million borrowing prepayment cost.  The three parcels were comprised of vacant land in Williamsburg, Brooklyn, and two multi-tenant commercial real estate properties, each containing a retail branch of the Bank.  The Bank entered into lease tenant agreements with the respective purchasers of both commercial real estate properties, and, as of December 31, 2012, continued to occupy the same retail office space that it occupied prior to the property sales.

Critical Accounting Policies

Various elements of the Company's accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company's policies with respect to the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), the liability for the First Loss Position, asset impairments (including the assessment of impairment of goodwill and other than temporary declines in the valuation of securities), the recognition of deferred tax assets and unrecognized tax positions, the recognition of loan income, the valuation of financial instruments, and accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company's consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

The following are descriptions of the Company's critical accounting policies and explanations of the methods and assumptions underlying their application.

Allowance for Loan Losses. The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 6 to the Company's consolidated financial statements.

Reserve for Loan Commitments.  The reserve for loan commitments is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases or decreases in this reserve are recognized as an increase or reduction in periodic non-interest expense.

Reserve Liability for the First Loss Position.  The Bank's methods and assumptions utilized to periodically determine its reserve liability for the First Loss Position are summarized in Note 6 to the consolidated financial statements.

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

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The Company has designated the last day of its fiscal year as the annual date for impairment testing. The Company performed its impairment testing quarterly during the year ended December 31, 2012, and concluded from each quarterly test that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events or circumstances have occurred subsequent to December 31, 2012 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with ASC 805-10.

(ii) Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At December 31, 2012, the Company owned seven TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of December 31, 2012.  As a result, at both December 31, 2012 and 2011, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 17 to the Company's consolidated financial statements).

At December 31, 2012 and 2011, the Company had an investment in nine mutual funds totaling $4.9 million that were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at December 31, 2012 and 2011 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 3 to the Company's consolidated financial statements for a reconciliation of OTTI on securities during the years ended December 31, 2012 and 2011.

Recognition of Deferred Tax Assets.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount deemed more likely than not to be realized.

Unrecognized Tax Positions. Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no material uncertain tax positions as of December 31, 2012 and 2011.  As of December 31, 2010, uncertain tax positions totaled $1.4 million, which were eliminated during the year ended December 31, 2011.

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
The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments, advances from the FHLBNY, and REPOS entered into with various financial institutions, including the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $135.7 million during the year ended December 31, 2012, compared to a reduction of $6.9 million during the year ended December 31, 2011.  Within deposits, core deposits  (i.e., non-CDs) increased $221.3 million during the year ended December 31, 2012 and $75.2 million during the year ended December 31, 2011.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs decreased $85.6 million during the year ended December 31, 2012 and $82.1 million during the year ended December 31, 2011, primarily as a result of the attrition of maturing CDs from prior period promotional activities.  Except for promotional activities associated with a new branch opened during the year ended December 31, 2011, there was no significant change in deposit pricing strategies or promotional activities implemented during the years ended December 31, 2012 or 2011.

During the year ended December 31, 2012, the Bank prepaid $195.0 million of borrowings secured by REPOS and $55.0 million of FHLBNY advances, removing a negative carrying cost on these $250.0 million of funding liabilities.  The Bank also elected not to replace $42.3 million of additional FHLBNY advances that matured during the year ended December 31, 2012.  Cash flows from loan repayments and deposit inflows experienced during 2012 provided sufficient liquidity to the Company to permit it to reduce its borrowings during the period.  During the year ended December 31, 2011, the Bank reduced its FHLBNY advances by $50.8 million, as the Bank elected to both restrict asset growth and reduce year-end cash and due from banks, and thus utilized cash flows from real estate loans and MBS to fund loan originations and operations during 2011.  Since cash flows exceeded cash needs during the year ended December 31, 2011, the Bank was able to utilize the excess proceeds to reduce its FHLBNY advances.  The Bank coupled the reduction of its FHLBNY advances with a restructuring of a portion of its remaining FHLBNY advance portfolio by extending its term to maturity and lowering its average interest rate.

During the year ended December 31, 2012, principal repayments totaled $1.02 billion on real estate loans and $42.8 million on MBS.  During the year ended December 31, 2011, principal repayments totaled $697.3 million on real estate loans and $48.9 million on MBS.  The increase in principal repayments on real estate loans resulted from increased refinancing activity that was stimulated by lower marketplace offering rates.  The decline in principal repayments on MBS resulted from a reduction of $30.0 million in their average balance from the year ended December 31, 2011 to the year ended December 31, 2012.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2012, the Bank had an additional potential borrowing capacity of $520.0 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulators, the NYSDFS and the FDIC, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2012, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury and the payment of quarterly cash dividends to stockholders of the Holding Company's common stock.  During the years ended December 31, 2012 and 2011, real estate loan originations totaled $1.10 billion and $678.8 million, respectively.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $103.3 million during the year ended December 31, 2012, compared to maturities and calls of $200.0 million on such securities during the period.  All of these purchases were agency-issued securities containing the highest possible credit rating.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were $293.2 million during the year ended December 31, 2011, compared to maturities and calls of $204.0 million on such securities during the period.  All of these purchases were limited to medium-term agency notes.  The reduction in the aggregate level of investment security purchases from 2011 to 2012 resulted from management's election to deploy a larger portion of its investment funds into real estate loans in order to generate additional interest income and yield.

The Holding Company did not repurchase any shares of its common stock during the years ended December 31, 2012 or 2011.  As of December 31, 2012, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $13.89 per share closing price of its common stock as of December 31, 2012, the Holding Company would utilize $15.6 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

During the year ended December 31, 2012, the Holding Company paid $19.2 million in cash dividends on its common stock, up from $18.9 million during the year ended December 31, 2011, reflecting an increase of 605,224 in issued and outstanding shares from December 31, 2011 to December 31, 2012.

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

The Bank is obligated under leases for rental payments on certain of its branches and equipment.  A summary of CDs, borrowings and lease obligations at December 31, 2012 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
CDs	$525,628	$247,209	$72,165	$46,973	$891,975
Weighted average interest rate of CDs	1.14%	2.41%	2.30%	2.67%	1.66	%(1)
Borrowings	$218,500	$484,000	$140,000	$70,680	$913,180
Weighted average interest rate of borrowings	1.77%	2.70%	4.05%	7.00%	3.02%
Operating lease obligations	$2,817	$5,292	$5,420	$18,186	$31,715
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 1.68% at December 31, 2012.

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

The following table presents off-balance sheet arrangements as of December 31, 2012:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$37,253	$‑	$‑	$‑	$37,253
Other loan commitments	60,470	‑	‑	‑	60,470
First Loss Position	15,428	‑	‑	‑	15,428
Total Off-Balance Sheet Arrangements	$113,151	$-	$-	$‑	$113,151

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees and charges that are considered adjustments to yields and costs.  All material changes in average balances and interest income or expense are discussed in the sections entitled "Interest Income" and "Interest Expense" in the comparisons of operating results commencing on page F-61.

	For the Year Ended December 31,
		2012			2011			2010
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$3,400,847	$189,149	5.56%	$3,445,969	$200,034	5.80%	$3,454,327	$202,591	5.86%
Other loans	1,991	104	5.22	1,066	97	9.10	1,332	123	9.23
Investment securities	103,936	1,263	1.22	153,031	1,401	0.92	63,620	1,277	2.01
MBS	81,897	3,025	3.69	111,884	5,043	4.51	176,446	7,820	4.43
Federal funds sold and other short-term investments	173,336	2,413	1.39	163,853	2,641	1.61	141,282	2,983	2.11
Total interest-earning assets	3,762,007	$195,954	5.21%	3,875,803	$209,216	5.40%	3,837,007	$214,794	5.60%
Non-interest earning assets	185,036			217,605			246,380
Total assets	$3,947,043			$4,093,408			$4,083,387

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$93,596	$237	0.25%	$95,579	$321	0.34%	$101,220	$601	0.59%
Money Market accounts	840,098	4,622	0.55	757,200	5,048	0.67	747,523	5,779	0.77
Savings accounts	364,271	580	0.16	342,372	731	0.21	313,105	808	0.26
CDs	947,803	16,340	1.72	1,051,565	20,031	1.90	1,075,932	22,803	2.12
Borrowed Funds (2)	1,030,287	64,333	6.24	1,211,628	43,583	3.60	1,272,230	49,422	3.88
Total interest-bearing liabilities	3,276,055	$86,112	2.63%	3,458,344	$69,714	2.02%	3,510,010	$79,413	2.26%
Non-interest bearing checking accounts	151,818			141,456			119,221
Other non-interest-bearing liabilities	143,659			147,087			139,382
Total liabilities	3,571,532			3,746,887			3,768,613
Stockholders' equity	375,511			346,521			314,774
Total liabilities and stockholders' equity	$3,947,043			$4,093,408			$4,083,387
Net interest spread (3)			2.58%			3.38%			3.34%
Net interest income/ net interest margin (4)		$109,842	2.92%		$139,502	3.60%		$135,381	3.53%
Net interest-earning assets	$485,952			$417,459			$326,997
Ratio of interest-earning assets to interest-bearing liabilities			114.83%			112.07%			109.32%
(1)   In computing the average balance of real estate loans, non-performing loans have been included.  Interest income on real estate loans includes loan fees.  Interest income on real estate loans also includes applicable prepayment fees and late charges totaling $15.1 million, $8.1 million and $2.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.
(2)   Interest expense on borrowed funds includes $28.8 million of prepayment charge recognized during the year ended December 31, 2012.  Such fees were negligible during the years ended December 31, 2011 and 2010.  Absent the prepayment charge, the average cost of borrowings would have been 3.45% during the year ended December 31, 2012.
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

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase/ (Decrease) Due to			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 Increase/ (Decrease) Due to			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$(2,617)	$(8,268)	$(10,885)	$(685)	$(1,872)	$(2,557)	$8,545	$357	$8,902
Other loans	66	(59)	7	(21)	(5)	(26)	(21)	1	(20)
Investment securities	(1,226)	(792)	(2,018)	(2,514)	(263)	(2,777)	745	(342)	403
MBS	(523)	385	(138)	995	(871)	124	(3,215)	(513)	(3,728)
Federal funds sold and other short-term investments	143	(371)	(228)	273	(615)	(342)	(630)	699	69
Total	$(4,157)	$(9,105)	$(13,262)	$(1,952)	$(3,626)	$(5,578)	$5,424	$202	$5,626
Interest-bearing liabilities:
Interest bearing checking accounts	$(3)	$(81)	$(84)	$(58)	$(222)	$(280)	$(105)	$(374)	$(479)
Money market accounts	518	(944)	(426)	(58)	(673)	(731)	(261)	(3,496)	(3,757)
Savings accounts	34	(185)	(151)	48	(125)	(77)	26	(278)	(252)
CDs	(1,887)	(1,804)	(3,691)	(694)	(2,078)	(2,772)	(516)	(7,797)	(8,313)
Borrowed funds	(8,880)	29,630	20,750	(2,468)	(3,371)	(5,839)	(1,074)	(4,397)	(5,471)
Total	$(10,218)	$26,616	$16,398	$(3,230)	$(6,469)	$(9,699)	$(1,930)	$(16,342)	$(18,272)
Net change in net interest income	$6,061	$(35,721)	$(29,660)	$1,278	$2,843	$4,121	$7,354	$16,544	$23,898

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Assets.  Assets totaled $3.91 billion at December 31, 2012, $115.8 million below the level at December 31, 2011.

Available for sale Investment securities and MBS declined $141.9 million and $44.9 million, respectively, and were partially offset by increases of $45.0 million in real estate loans and $34.8 million in cash and cash equivalents during the period.

The reduction in investment securities and MBS available for sale and the increase in cash and due from banks and real estate loans reflected several factors.  The Company acquired available for sale agency securities during 2011 in order to: 1) provide additional yield on cash balances; 2) provide additional assets that were permissible as collateral for REPO borrowings; 3) maintain favorable credit quality in order to benefit the Bank in its capital adequacy; and 4) maintain investment balances with a short time period to either interest rate adjustment or expected repayment date.  In October 2012, the Company elected to prepay its remaining $155.0 million of REPO borrowings.  Upon completing this prepayment transaction, all of its available for sale investment securities and MBS became unencumbered, and the Bank remained well capitalized.  Since the yield on a significant portion of available for sale investment securities and MBS averaged between 0.50% and 0.75%, the Company elected to reduce its balances of these securities prior to December 31, 2012.  A significant majority of these investment funds were deployed into real estate loans (as the Company originated over $1.0 billion of real estate loans during the year ended December 31, 2012), while a portion was retained in cash and due from banks as of December 31, 2012 (thus generating the increase in cash and due from banks from December 31, 2011 to December 31, 2012).

Liabilities.  Total liabilities decreased $146.3 million during the year ended December 31, 2012, primarily as a result of reductions of $195.0 million in REPO borrowings and $97.3 million in FHLBNY advances. See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the decline in borrowings during the period.  Partially offsetting these declines, were an increase of $10.9 million in mortgagor escrow and other deposit funds held during 2012 and an increase of $135.7 million in retail deposits.  See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of retail deposit activity during the period.

Stockholders' Equity.  Stockholders' equity increased $30.5 million during the year ended December 31, 2012, due primarily to net income of $40.3 million, $5.6 million of common stock issued for the exercise of stock options, and a $3.6 million aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $19.2 million in cash dividends paid during the period.
Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General.  Net income was $40.3 million during the year ended December 31, 2012, $7.0 million below net income of $47.3 million during the year ended December 31, 2011.  During the comparative period, net interest income decreased $29.7 million, the provision for loan losses declined $2.9 million, non-interest income increased $15.9 million and non-interest expense increased $884,000, resulting in a reduction in pre-tax income of $11.7 million.  Income tax expense declined $4.7 million during the comparative period due to the reduction in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2012 and 2011 presented below should be read in conjunction with the tables presented on pages F-59 and F-60, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

During the year ended December 31, 2012, the Company prepaid $195.0 million of REPOS, incurring $28.8 million of additional interest expense on this prepayment. During the years ended December 31, 2012 and 2011, respectively, the Company recognized $14.6 million and $7.7 million of interest income related to prepayment of its real estate loans.  The levels of both interest expense on prepayment of borrowings and interest income from loan prepayments are higher than typically experienced by the Company.  The net impact of this prepayment activity adversely impacted net interest income and net interest margin for the year ended December 31, 2012.

In addition, during the period January 1, 2009 through December 31, 2012, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  The Company, absent prepayment costs on its borrowings, has thus experienced historically low levels of both deposit and borrowing costs throughout both 2012 and 2011, while similarly experiencing historically low yields on its investment securities and real estate loans (excluding the impact of prepayment fee income) during the same period.

Interest Income.  Interest income was $196.0 million during the year ended December 31, 2012, $13.3 million below the level recognized during the year ended December 31, 2011, primarily reflecting declines in interest income of $10.9 million on real estate loans and $2.0 million on MBS.  The reduction in interest income on real estate loans resulted from a decline of $45.1 million in their average balance during the year ended December 31, 2012 compared to the year ended December 31, 2011, as well as a decline of 24 basis points in their average yield.  While the aggregate balance of real estate loans as of December 31, 2012 exceeded its balance as of December 31, 2011, the average balance for the year ended December 31, 2012 fell below the average balance for the year ended December 31, 2011, as high volumes of prepayment and refinancing in the real estate loan portfolio due to the low interest rate environment resulted in reductions in real estate loans that exceeded new origination volume throughout the majority of the year ended December 31, 2012. The high volumes of prepayment and refinancing on real estate loans similarly served as the primary contributor to the reduction in the average yield on real estate loans during the year ended December 31, 2012 compared to the year ended December 31, 2011, although the reduction in this average yield would have been even greater except for an additional $6.9 million in prepayment fee income that was recognized as a component of the yield on real estate loans during the year ended December 31, 2012 compared to the year ended December 31, 2011.

The reduction in interest income on MBS resulted from declines of $30.0 million in their average balance and 82 basis points in their average yield during the year ended December 31, 2012 compared to the year ended December 31, 2011.  During 2012, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  In addition, high volumes of prepayment and refinancing on real estate loans similarly served to reduce the average yield on MBS during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Interest Expense.  Interest expense increased $16.4 million, to $86.1 million, during the year ended December 31, 2012, from $69.7 million during the year ended December 31, 2011, reflecting $20.8 million of higher interest expense on borrowed funds.  As discussed previously, the increase in interest expense on borrowed funds resulted from $28.8 million of costs recognized on the prepayment of REPO borrowings.  Otherwise, interest expense on borrowed funds would have declined by $8.0 million during the year ended December 31, 2012 compared to the year ended December 31, 2011.  Interest expense on deposits declined $4.4 million during the year ended December 31, 2012 compared to the year ended December 31, 2011, reflecting the historically low deposit offering rates during the year ended December 31, 2012.

Provision for Loan Losses.  The provision for loan losses was $3.9 million during the year ended December 31, 2012, a reduction of $2.9 million from the provision of $6.8 million recorded during the year ended December 31, 2011.  This decline primarily reflected a reduction of $2.2 million in net charge-offs recognized during the year ended December 31, 2012 compared to the year ended December 31, 2011, resulting in less required provision to replenish these reductions to the allowance for loan losses, as well as a reduction of $17.3 million in impaired loans from December 31, 2011 to December 31, 2012, resulting in less reserves determined to be warranted on impaired loans.

Non-Interest Income.  Total non-interest income increased $15.9 million from the year ended December 31, 2011 to the year ended December 31, 2012, due primarily to non-recurring pre-tax gains of $13.7 million on the sales of three real estate parcels and $887,000 on the sale of an equity mutual fund investment that were recorded during the year ended December 31, 2012.  In addition, mortgage banking income increased $1.2 million and OTTI charges recognized on TRUPS (which are recognized as a reduction component of non-interest income) fell by $546,000 during the year ended December 31, 2012 compared to the year ended December 31, 2011.  The growth in mortgage banking income resulted from a reduction of $1.3 million in the liability for the First Loss Position on loans sold to FNMA with recourse that was recognized during the year ended December 31, 2012.  This reduction, which served to increase mortgage banking income, was deemed warranted due to both ongoing amortization and stabilization of problem loans within the portfolio of loans sold to FNMA with recourse.  The reduction in the OTTI recognized on the TRUPS reflected stabilization in the credit condition of these investment securities.  Partially offsetting these items that benefited total non-interest income during the year ended December 31, 2012 compared to the year ended December 31, 2011 was a reduction of $479,000 in deposit customer fee income, resulting from fewer fee-based activities by the Bank's deposit customers during 2012 compared to 2011.

Non-Interest Expense.  Non-interest expense was $62.6 million during the year ended December 31, 2012, an increase of $884,000 from $61.7 million during the year ended December 31, 2011.

Salaries and employee benefits increased $951,000 during the comparative period due to both additional staffing and ongoing increases to existing salaries and benefits.  Other expenses increased $587,000 primarily as a result of higher expense associated with non-recurring legal expenses.  FDIC insurance costs decreased $561,000 primarily as a result of higher assessment rates effective in the first quarter of 2011 (a transitional quarter between recapitalization plans).

Non-interest expense was 1.59% of average assets during the year ended December 31, 2012, compared to 1.51% during the year ended December 31, 2011, reflecting both the $884,000 increase in non-interest expense, and a reduction of $146.4 million in average assets during the comparative period.

Income Tax Expense.   Income tax expense decreased $4.7 million during the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily to the reduction of $11.7 million in pre-tax earnings.  The Company's consolidated effective tax rate approximated 40% during the years ended December 31, 2012 and 2011.

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

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2011 and 2010 presented below should be read in conjunction with the tables presented on pages F-59 and F-60, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

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

The decrease in interest expense on interest bearing checking and money market accounts and CDs resulted from declines of 25 basis points, 10 basis points and 22 basis points, respectively, in their average cost, as a result of the Company's orderly reduction in offering rates on all deposit accounts throughout the year ended December 31, 2011.  The reduction in expense on CDs further reflected a decline of $24.4 million in their average balance during the year ended December 31, 2011 compared to the year ended December 31, 2010, as the Company did not compete aggressively for new CDs and permitted higher cost promotional CDs to mature without being renewed.  In addition, the Company was able to re-finance both maturing and portfolio borrowings at lower average costs throughout 2011, creating a reduction of 28 basis points in its average borrowing costs from the year ended December 31, 2010 to the year ended December 31, 2011.  The average balance of borrowed funds also declined $60.6 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, reflecting a reduction of $104.9 million in the aggregate balance of FHLBNY advances and REPOs from January 1, 2010 to December 31, 2011.  See "Part II - Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of borrowing activities during the year ended December 31, 2011.

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

Salaries and employee benefits increased $1.5 million during the comparative period due to both ongoing salary and benefits increases and additional charges associated with the restructuring of the Company's Benefit Maintenance Plan benefits.  Occupancy and equipment expense increased $757,000, primarily as a result of the acceleration of depreciation on some leasehold fixed assets that occurred during the first three months of 2011, as well as increased depreciation and maintenance associated with recently implemented automated banking equipment. .  FDIC insurance costs decreased $1.5 million as a result of the new capitalization plan implemented by the FDIC effective April 1, 2011, which, given the Company's asset size and regulatory risk profile, benefited the Company.  During the year ended December 31, 2010, the Company recorded a provision for losses on OREO of $422,000 for the write-down of two OREO properties to their likely disposal value.  No such provision was recorded during the year ended December 31, 2011.  Other expenses declined $456,000 during the comparative period, primarily as a result of lower marketing and legal costs.
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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's consolidated financial statements that commence on page F-70.

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

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company engaged in no hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2012 or 2011.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.  Trading securities owned by the Company were nominal at December 31, 2012 and 2011.
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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 90% of multifamily residential loans originated by the Bank during the years ended both December 31, 2012 and 2011 were adjustable rate, with repricing typically occurring after five or seven years.  In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, with repricing terms generally of three years or less.  At December 31, 2012, adjustable-rate real estate and consumer loans totaled $2.51 billion, or 64.4% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $50.7 million, or 1.3% of total assets.  At December 31, 2011, adjustable-rate real estate and consumer loans totaled $2.62 billion, or 65.3% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $50.7 million, or 1.3% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2012 were $1.59 billion, or 64.0% of total deposits. The balance of CDs as of December 31, 2012 was $892.0 million, or 36.0% of total deposits, of which $525.6 million, or 58.9%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2012 was 17.3 months, compared to 17.0 months at December 31, 2011.  During the year ended December 31, 2012, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.36 billion at December 31, 2012.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2012, the Bank had outstanding advances of $842.5 million from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio.  Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

At December 31, 2012, the Company had $180.0 million of callable borrowings outstanding, with a weighted average maturity of 3.8 years.  Since the weighted average cost of these $180.0 million of borrowings was 3.86% as of December 31, 2012 (significantly above current market rates), they are not anticipated to be called in the near term.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2012, deposits taken through this program totaled $1.7 million.

The Bank is authorized to accept brokered deposits up to an aggregate limit of $120.0 million.  At December 31, 2012 and 2011, total brokered deposits remained significantly below this limit.

Interest Rate Risk Exposure Analysis
Economic Value of Equity ("EVE") Analysis.  In accordance with agency regulatory guidelines, the Bank simulates the impact of interest rate volatility upon EVE, formerly referred to as the Net Portfolio Value, using several interest rate scenarios.  EVE is the difference between the present value of the expected future cash flows of the Bank's assets and liabilities, plus the present value of net expected cash flows from either commitments to originate or sell loans or purchase securities.

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

In order to measure the Bank's sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario.  The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank's assets, liabilities, and commitments to either originate or sell loans and/or purchase or sell securities that are included in the EVE.  The EVE ratio under any interest rate scenario is defined as the EVE in that scenario divided by the present value of the assets in the same scenario (the "EVE Ratio").  An increase in the EVE Ratio is considered favorable, while a decline is considered unfavorable.

An interest rate risk compliance report is presented to the Bank's Board of Directors on a quarterly basis. The report compares the Bank's estimated Pre-Shock Scenario EVE to the estimated EVEs calculated under the various Rate Shock Scenarios.  The calculated estimates of the resulting EVE Ratios are compared to current limits established by management and approved by the Board of Directors
The EVEs presented below incorporate some asset and liability values derived from the Bank's valuation model, such as those for mortgage loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio as well as the interest rate composition of the existing portfolio, especially vis-à-vis the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time and over various interest rate scenarios and then makes estimates of its deposit decay rate for use in the valuation model.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

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

	At December 31, 2012						At December 31, 2011
	Economic Value of Equity
	Dollar Amount	Dollar Change	Percentage Change	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Minimum Value	EVE Dollar Amount	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Minimum Value
	(Dollars in Thousands)
Rate Shock Scenario
+ 200 Basis Points	$431,123	$(12,897)	-2.90%	11.06%	(14)	6.0%	$432,018	10.69%	29	6.0%
Pre-Shock Scenario	444,020	-	-	11.20	‑	8.0	429,193	10.40	‑	8.0
- 100 Basis Points	438,099	(5,921)	-1.33	11.01	(19)	8.0	431,863	10.34	(6)	8.0

The Pre-Shock Scenario EVE increased from $429.2 million at December 31, 2011 to $444.0 million at December 31, 2012.  The EVE Ratio at December 31, 2012 was 11.20% in the Pre-Shock Scenario, compared to 10.40% at December 31, 2011.  The increase in the Pre-Shock Scenario EVE resulted primarily from both growth in the Bank's stockholders' equity and a more favorable valuation of borrowed funds that resulted from the prepayment of higher cost, fixed rate borrowings during 2012.

The Bank's +200 basis point Rate Shock Scenario EVE as of December 31, 2012 remained relatively constant from its $432.0 million balance at December 31, 2011.
The EVE Ratio was 11.06% in the +200 basis point Rate Shock Scenario at December 31, 2012, an increase from the EVE Ratio of 10.69% in the +200 basis point Rate Shock Scenario at December 31, 2011.   The increase reflected both the higher Pre-Shock Scenario EVE balance, attributable primarily to the favorable valuation of borrowings, and a reduction in total assets (the denominator component of the EVE Ratio) from December 31, 2011 to December 31, 2012.

At December 31, 2012, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was negative 14 basis points, compared to interest rate sensitivity of positive 29 basis points in the +200 basis point Rate Shock Scenario at December 31, 2011.  This change was due primarily to a less favorable sensitivity result for real estate loans at December 31, 2012 compared to December 31, 2011, reflecting a change in their composition relationship to market interest rates during the comparative period.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model monitors the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 24 months (a considerably shorter period than measured through the EVE analysis).  The following table reports the estimated changes to the Bank's net interest income over the 12-month period ending December 31, 2013 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(7.0)%
+ 100 Basis Points	(3.3)
-100 Basis Points	2.2

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-70.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2012, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Management's Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework."  Based upon its assessment, management believes that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, which is included on page F-71.

Item 9B.                          Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2013 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2012, and is incorporated herein by reference.

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

Information as of December 31, 2012 with respect to compensation plans under which equity securities of the Holding Company are authorized for issuance is included under the heading, "Proposal 2 – Approval of the 2013 Stock Incentive Plan," in the Proxy Statement and is incorporated herein by reference.

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

Item 14.                          Principal Accounting Fees and Services

Information regarding principal accounting fees and services, as well as the Audit Committee's pre-approval policies and procedures, is included under the heading, "Proposal 3 – Ratification of Appointment of Independent Auditors," in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)            (1)            Financial Statements

      See index to Consolidated Financial Statements on page F-70.

            (2)            Financial Statement Schedules

    Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Part II - Item 8.  Financial Statements and Supplementary Data."

(3)            Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-123 and F-123.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

DIME COMMUNITY BANCSHARES, INC.

By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	President and Chief Operating Officer and Director
/s/ KENNETH J. MAHON Kenneth J. Mahon	Senior Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)
/s/ MICHAEL PUCELLA Michael Pucella	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ ROBERT C. GOLDEN Robert C. Golden	Director
/s/ KATHLEEN M. NELSON Kathleen M. Nelson	Director
/s/ JOSEPH J. PERRY Joseph J. Perry	Director
/s/ OMER S.J. WILLIAMS Omer S.J. Williams	Director

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors, and Stockholders
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012.  We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

New York, New York
March 15,  2013

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$79,076	$43,309
Federal funds sold and other short-term investments	-	951
Total cash and cash equivalents	79,076	44,260
Investment securities held-to-maturity (estimated fair value of $6,267 and $4,924 at December 31, 2012 and December 31, 2011, respectively) (Fully unencumbered)	5,927	6,511
Investment securities available-for-sale, at fair value
Encumbered	-	124,282
Unencumbered	32,950	50,586
	32,950	174,868
Mortgage-backed securities available-for-sale, at fair value
Encumbered	-	90,164
Unencumbered	49,021	3,713
	49,021	93,877
Trading securities	4,874	1,774
Loans:
Real estate, net	3,503,385	3,458,416
Consumer loans	2,423	2,449
Less allowance for loan losses	(20,550)	(20,254)
Total loans, net	3,485,258	3,440,611
Loans held for sale	560	3,022
Premises and fixed assets, net	30,518	32,646
Federal Home Loan Bank of New York ("FHLBNY") capital stock	45,011	49,489
Goodwill	55,638	55,638
Other assets	116,566	118,484
Total Assets	$3,905,399	$4,021,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,320,285	$2,202,622
Non-interest bearing deposits	159,144	141,079
Total deposits	2,479,429	2,343,701
Escrow and other deposits	82,753	71,812
Securities sold under agreements to repurchase	-	195,000
FHLBNY advances	842,500	939,775
Trust Preferred securities payable	70,680	70,680
Other liabilities	38,463	39,178
Total Liabilities	$3,513,825	$3,660,146
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2012 and December 31, 2011)	‑	‑
Common stock ($0.01 par, 125,000,000 shares authorized, 52,021,149 shares and 51,566,098 shares issued at December 31, 2012 and December 31, 2011, respectively, and 35,714,269 shares and 35,109,045 shares outstanding at December 31, 2012 and December 31, 2011, respectively)	520	516
Additional paid-in capital	239,041	231,521
Retained earnings	379,166	358,079
Accumulated other comprehensive loss, net of deferred taxes	(9,640)	(9,709)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(3,007)	(3,239)
Unearned Restricted Stock Award common stock	(3,122)	(3,037)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,800)	(8,655)
Treasury stock, at cost (16,306,880 shares and 16,457,053 shares at December 31, 2012 and December 31, 2011, respectively)	(202,584)	(204,442)
Total Stockholders' Equity	$391,574	$361,034
Total Liabilities And Stockholders' Equity	$3,905,399	$4,021,180
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
	Year Ended December 31,
	2012	2011	2010
Interest income:
Loans secured by real estate	$189,149	$200,034	$202,591
Other loans	104	97	123
Mortgage-backed securities	3,025	5,043	7,820
Investment securities	1,263	1,401	1,277
Federal funds sold and other short-term investments	2,413	2,641	2,983
Total interest income	195,954	209,216	214,794
Interest expense:
Deposits and escrow	21,779	26,131	29,991
Borrowed funds	64,333	43,583	49,422
Total interest expense	86,112	69,714	79,413
Net interest income	109,842	139,502	135,381
Provision for loan losses	3,921	6,846	11,209
Net interest income after provision for loan losses	105,921	132,656	124,172
Non-interest income:
Total other than temporary impairment ("OTTI") losses	(187)	(752)	(2,757)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	6	25	282
Net OTTI recognized in earnings	(181)	(727)	(2,475)
Service charges and other fees	3,445	3,662	3,913
Mortgage banking income	1,768	569	1,069
Net gain on securities (1)	1,135	2	926
Net gain (loss) on the disposal of other assets	13,726	-	(10)
Income from Bank Owned Life Insurance ("BOLI")	1,689	1,758	1,941
Other	2,267	2,665	2,691
Total non-interest income	23,849	7,929	8,055
Non-interest expense:
Salaries and employee benefits	33,805	32,854	31,329
Stock benefit plan compensation expense	3,842	3,746	3,895
Occupancy and equipment	10,052	10,129	9,372
Data processing costs	3,026	2,982	3,048
Advertising and marketing	1,554	1,710	2,271
Federal deposit insurance premiums	2,057	2,618	4,096
Provision for losses on Other Real Estate Owned ("OREO")	-	-	422
Other	8,236	7,649	7,544
Total non-interest expense	62,572	61,688	61,977

Income before income taxes	67,198	78,897	70,250
Income tax expense	26,890	31,588	28,861

Net income	$40,308	$47,309	$41,389

Earnings per Share:
Basic	$1.18	$1.40	$1.24
Diluted	$1.17	$1.40	$1.24
(1) Amount includes periodic valuation gains or losses on trading securities.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$40,308	$47,309	$41,389
Change in pension and other postretirement obligations, net of deferred (taxes) benefit of $(1,395), $2,933 and $1,273 during the years ended December 31, 2012, 2011 and 2010, respectively	1,696	(3,564)	(1,547)
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax of $(91), $(201) and $(83) during the years ended December 31, 2012, 2011 and 2010, respectively	111	245	101
Non-credit component of OTTI charge recognized during the period, net of tax benefits of $3, $11 and $127 during the years ended December 31, 2012, 2011 and 2010, respectively	(3)	(14)	(156)
Reduction in non-credit component of OTTI, net of taxes of $(137), $(585) and $(1,130) during the years ended December 31, 2012, 2011 and 2010, respectively	165	714	1,374
Reclassification adjustment for securities sold during the period, net of benefit (taxes) of $461, $14 and $384 during the years ended December 31, 2012, 2011 and 2010, respectively	(561)	(18)	(467)
Net unrealized securities loss arising during the period, net of tax benefit of $1,983, $615 and $474 during the years ended December 31, 2012, 2011 and 2010, respectively	(1,339)	(720)	(575)
Comprehensive Income	$40,377	$43,952	$40,119
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)
	Year Ended December 31,
	2012	2011	2010
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock:
Balance at beginning of period	$516	$512	$511
Shares issued in exercise of options (455,051 shares, 346,489 shares and 87,825 shares during the years ended December 31, 2012, 2011, and 2010, respectively)	4	4	1
Balance at end of period	520	516	512
Additional Paid-in Capital:
Balance at beginning of period	231,521	225,585	214,654
Stock options exercised	5,604	3,665	1,011
Excess tax benefit of stock benefit plans	389	431	112
Amortization of excess fair value over cost – ESOP stock and stock option expense	1,168	1,337	1,688
BMP award distribution	-	-	(28)
BMP reclassification	-	-	8,007
Release from treasury stock for restricted stock award and BMP award shares, net of return of shares to treasury for forfeited shares (150,173 shares, 169,376 shares and 109,824 shares during the years ended December 31, 2012, 2011, and 2010, respectively)	359	503	141
Balance at end of period	239,041	231,521	225,585
Retained Earnings:
Balance at beginning of period	358,079	329,668	306,787
Net income for the period	40,308	47,309	41,389
BMP reclassification	-	-	132
Cash dividends declared and paid	(19,221)	(18,898)	(18,640)
Balance at end of period	379,166	358,079	329,668
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(9,709)	(6,352)	(5,082)
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax	111	245	101
Non-credit component of OTTI charge recognized during the period, net of tax	(3)	(14)	(156)
Reduction in non-credit component of OTTI during the period, net of tax	165	714	1,374
Decrease in unrealized gain on available-for-sale securities during the period, net of deferred tax benefit of $1,563, $605 and $858 during the years ended December 31, 2012, 2011 and 2010, respectively	(1,900)	(738)	(1,042)
Unrecognized (loss) gain of pension and other postretirement obligations, net of tax	1,696	(3,564)	(1,547)
Balance at end of period	(9,640)	(9,709)	(6,352)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(3,239)	(3,470)	(3,701)
Amortization of earned portion of ESOP stock	232	231	231
Balance at end of period	(3,007)	(3,239)	(3,470)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,037)	(2,684)	(2,505)
Release from treasury stock for restricted stock award shares, net of return of shares to treasury for forfeited shares	(1,927)	(1,931)	(1,479)
Amortization of earned portion of restricted stock awards	1,842	1,578	1,300
Balance at end of period	(3,122)	(3,037)	(2,684)
Common Stock Held by BMP:
Balance at beginning of period	(8,655)	(7,979)	(8,007)
Release from treasury stock for BMP award shares	(145)	(676)	-
Award distribution	-	-	28
Balance at end of period	(8,800)	(8,655)	(7,979)
Treasury Stock, at cost:
Balance at beginning of period	(204,442)	(206,546)	(207,884)
Release from treasury stock for restricted stock award and BMP award shares, net of return of shares to treasury for forfeited shares	1,858	2,104	1,338
Balance at end of period	(202,584)	(204,442)	(206,546)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$391,574	$361,034	$328,734

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$40,308	$47,309	$41,389
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on the sales of investment securities and mortgage backed securities available-for-sale	(1,022)	(32)	(609)
Net gain recognized on the transfer of securities from available-for-sale into trading	-	-	(242)
Net (gain) loss recognized on trading securities	(113)	34	(75)
Net (gain) loss on sale of loans held for sale	(68)	9	(448)
Net (gain) loss on sales of OREO and other assets	(13,726)	-	10
Loss on debt extinguishment	28,772	-	-
Net depreciation, amortization and accretion	2,880	2,935	2,444
Stock plan compensation expense (excluding ESOP)	2,164	2,105	2,194
ESOP compensation expense	1,078	1,041	1,025
Provision for loan losses	3,921	6,846	11,209
Provision for losses on OREO	-	-	422
Credit to reduce the liability for loans sold with recourse	(1,286)	-	-
Net OTTI recognized in earnings	181	727	2,475
Increase in cash surrender value of BOLI	(1,689)	(1,758)	(1,941)
Deferred income tax provision (credit)	(2,068)	(1,223)	(737)
Excess tax benefit of stock plans	(389)	(431)	(112)
Changes in assets and liabilities:
Originations of loans held for sale during the period	(32,665)	(5,650)	(24,560)
Proceeds from sales of loans held for sale	36,755	8,556	28,246
Decrease in other assets	6,009	5,671	5,246
Increase (Decrease) in other liabilities	3,663	(3,552)	2,245
Net cash provided by Operating Activities	72,705	62,587	68,181
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	983	1,152	556
Proceeds from maturities and calls of investment securities available-for-sale	200,320	204,000	101,510
Proceeds from sales of investment securities available-for-sale	22,415	236	2,519
Proceeds from sales of mortgage backed securities available-for-sale	21,949	-	-
Proceeds from sales of trading securities	171	136	-
Purchases of investment securities available-for-sale	(80,153)	(293,157)	(147,426)
Purchases of mortgage backed securities available-for-sale	(23,186)	-	-
Acquisition of trading securities	(3,158)	(454)	(24)
Principal collected on mortgage backed securities available-for-sale	42,822	48,911	78,389
Proceeds from the sale of portfolio loans	30,906	29,772	46,975
Purchases of loans	(30,425)	-	-
Net increase in loans	(50,609)	(28,839)	(141,898)
Proceeds from the sale of OREO and real estate investment property owned	17,477	-	643
Purchases of fixed assets	(4,422)	(3,884)	(3,910)
Redemption of FHLBNY capital stock	4,478	2,229	2,365
Net cash provided by (used in) Investing Activities	149,568	(39,898)	(60,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in due to depositors	135,728	(6,880)	133,745
Increase in escrow and other deposits	10,941	3,270	2,647
Repayments of FHLBNY advances	(172,275)	(105,750)	(184,150)
Proceeds from FHLBNY advances	75,000	55,000	130,000
Repayments of securities sold under agreements to repurchase ("REPOS")	(195,000)	-	-
Prepayment penalty on debt	(28,772)	-	-
Proceeds from exercise of stock options	5,608	3,669	1,012
Excess tax benefit of stock plans	389	431	112
BMP award distribution	145	-	-
Proceeds disbursed for the repayment of subordinated note	-	-	(25,000)
Cash dividends paid to stockholders and cash disbursed in payment of stock dividends	(19,221)	(18,898)	(18,640)
Net cash (used in) provided by Financing Activities	(187,457)	(69,158)	39,726
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	34,816	(46,469)	47,606
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,260	90,729	43,123
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,076	$44,260	$90,729
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$26,913	$36,618	$26,955
Cash paid for interest	87,281	70,041	80,454
Loans transferred to OREO	-	-	320
Loans transferred to held for sale	1,560	2,628	6,130
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	202	446	184
Net increase in non-credit component of OTTI	296	25	282
Transfer of REPOS to FHLBNY Advances	-	-	35,000
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2012, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $70,680 trust preferred securities payable maturing in 2034, and currently callable.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and currently operates as a New York State-chartered stock savings bank.  The Bank has been a community-oriented financial institution providing financial services and loans for housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York.  The Bank has twenty-six retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.

Summary of Significant Accounting Policies – Management believes that the accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The following is a description of the significant policies.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Holding Company, and its subsidiaries (with the exception of its special purpose entity, Dime Community Capital Trust I), and the Bank and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and repurchase agreements.

Investment Securities and Mortgage-Backed Securities ("MBS") - Debt securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or trading. Equity securities and mutual fund investments (fixed income or equity in nature) are classified as either available-for-sale or trading securities and carried at fair value.  Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  While the Holding Company had a small portfolio of mutual fund investments designated as trading at both December 31, 2012 and December 31, 2011, neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities.

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

In determining whether OTTI exists on an equity security, the Company considers the following:  1) the duration and severity of the impairment; 2) the Company's ability and intent to hold the security until it recovers in value (as well as the likelihood of such a recovery in the near term); and 3) whether it is more likely than not that the Company will be required to sell such security before recovery of its individual amortized cost basis less any unrecognized loss.  Should OTTI be determined to have occurred based upon this analysis, it is fully recognized through earnings.

Loans - Loans that the Bank has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of unearned fees or costs and the allowance for loan losses.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.  Past due status is based upon the contractual terms of the loan.

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

The Bank generally initiates foreclosure proceedings when a delinquent loan enters non-accrual status, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO status.  The Bank generally utilizes all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

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

Allowance for Loan Losses and Reserve for Loan Commitments - The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

For the specific component of the allowance for loan losses, all multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all cooperative unit and one- to four-family residential loans with balances greater than the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area ("FNMA Limits") are individually evaluated for impairment.

Loans for which the terms have been modified in a manner that meets the criteria of a troubled debt restructuring ("TDR") are deemed to be impaired and individually evaluated for impairment.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of collateral is generally considered when measuring impairment.

Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Large groups of smaller balance homogeneous loans, such as consumer, cooperative unit and one-to four-family residential real estate loans with balances less than or equal to the FNMA Limits, are collectively evaluated for impairment, and accordingly, not separately identified for impairment disclosures.

In determining both the specific and the general components of the allowance for loan losses, the Company has identified the following portfolio segments: 1) real estate loans; and 2) consumer loans.  Consumer loans represent a nominal portion of the Company's loan portfolio.  Within these segments, the Bank analyzes the allowance based upon the underlying collateral type.

The underlying methodology utilized to assess the adequacy of the allowance for loan losses is summarized in Note 6.

The Bank maintains a separate reserve within other liabilities associated with commitments to fund future loans that have been accepted by the borrower.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any changes in this reserve amount are recognized through earnings as a component of non-interest expense.

Reserve Liability For the First Loss Position on Multifamily Loans Sold to FNMA.  The Bank services a pool of multifamily loans sold to FNMA.  Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  A reserve liability is recorded in other liabilities related to the First Loss Position.  For all performing loans within the FNMA serviced pool, the reserve recognized is the present value of the estimated losses calculated based upon the historical loss experience for comparable multifamily loans owned by the Bank.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Multifamily residential and mixed-use loans sold are generally sold with servicing rights retained.  During the years ended December 31, 2012 and 2011, the Bank re-classified certain  problematic loans for which it had an executed pending note sale agreement as held for sale.  Such loans are carried at their expected net realizable proceeds.

OREO - Properties acquired as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  Declines in the recorded balance subsequent to acquisition by the Company are recorded through expense.  Operating costs after acquisition are expensed.

Premises and Fixed Assets, Net - Land is stated at original cost. Buildings and furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the properties as follows:

Buildings	2.22% to 2.50% per year
Leasehold improvements	lesser of the useful life of the asset or the remaining non-cancelable terms of the related leases
Furniture, fixtures and equipment	10% per year

Accounting for Goodwill and Other Intangible Assets – An impairment test is required to be performed at least annually for goodwill acquired in a business combination. The Company performs impairment tests of goodwill as of December 31st of each year.  As of December 31, 2012 and 2011, the Company concluded that no impairment of goodwill existed.  As of both December 31, 2012 and 2011, the Company had goodwill totaling $55,638.

Mortgage Servicing Rights ("MSR") - The cost of mortgage loans sold with servicing rights retained by the Bank is allocated between the loans and the servicing rights based on their estimated fair values at the time of the loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.  All separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.  Third party valuations of the loan servicing asset are performed on a quarterly basis, and were performed as of December 31, 2012 and 2011.

BOLI – BOLI is carried at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.  Increases in the contract value are recorded as non-interest income in the consolidated statements of operations and insurance proceeds received are recorded as a reduction of the contract value.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to tax matters in income tax expense.

Employee Benefits – The Bank maintains The Dime Savings Bank of Williamsburgh 401(k) Plan [the "401(k) Plan"] for substantially all of its employees, and the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), both of which are tax qualified under the Internal Revenue Code.

The Bank also maintains the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Benefit Plan."), providing additional postretirement benefits to certain employees, which requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services, a Retirement Plan for its outside Directors, (the "Director Retirement Plan), and the BMP that provides additional benefits to certain of its officers.

As the sponsor of a single employer defined benefit plan, the Company must do the following for the Employee Retirement Plan, a portion of the BMP, the Director Retirement Plan and the Postretirement Benefit Plan: (1) recognize the funded status of the benefit plans in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit or cost.  Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation are adjusted as they are subsequently recognized as components of net periodic benefit cost; (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statements of financial condition (with limited exceptions); and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

The Holding Company and Bank maintain the ESOP.  Compensation expense related to the ESOP is recorded during the period in which the shares become committed to be released to participants.  The compensation expense is measured based upon the average fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.  Cash dividends are paid on all ESOP shares, and reduce retained earnings accordingly.

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (the "2001 Stock Option Plan") and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (the "2004 Stock Incentive Plan," and collectively the "Stock Plans"); which are discussed more fully in Note 15.  Under the Stock Plans, compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Holding Company's common stock at the date of grant is used for restricted stock awards.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net Income per the Consolidated Statements of Operations	$40,308	$47,309	$41,389
Less: Dividends paid on earnings allocated to participating securities	(184)	(180)	(176)
Income attributable to common stock	$40,124	$47,129	$41,213
Weighted average common shares outstanding, including participating securities	34,296,288	33,723,102	33,260,652
Less: weighted average participating securities	(327)	(318)	(304)
Weighted average common shares outstanding	34,295,961	33,722,784	33,260,348
Basic earnings per common share	$1.18	$1.40	$1.24
Income attributable to common stock	$40,124	$47,129	$41,213
Weighted average common shares outstanding	34,295,961	33,722,784	33,260,348
Weighted average common equivalent shares outstanding	68,492	78,643	106,214
Weighted average common and equivalent shares outstanding	34,364,453	33,801,427	33,366,562
Diluted earnings per common share	$1.17	$1.40	$1.24

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding options.

There were approximately 1,279,708, 2,116,374, and 2,600,100 weighted average options for the years ended December 31, 2012, 2011, and 2010, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the relevant period.

Comprehensive Income - Comprehensive income for the years ended December 31, 2012, 2011 and 2010 included changes in the unrealized gain or loss on available-for-sale securities, changes in the unfunded status of defined benefit plans, the non-credit component of OTTI, and a transfer loss related to securities transferred from available-for-sale to held-to-maturity.  Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

The following is a summary of the accumulated other comprehensive loss balance, net of tax:

	Balance at December 31, 2011	Current Period Change	Balance at December 31, 2012
Non-credit component of OTTI	$510	$(162)	$348
Unamortized loss on investment securities transferred from available for sale to held-to-maturity	806	(111)	695
Unrealized gains on securities available for sale	(3,078)	1,900	(1,178)
Unrealized loss on defined benefit plans	11,471	(1,696)	9,775
Total accumulated other comprehensive loss, net of tax	$9,709	$(69)	$9,640

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

For the years ended December 31, 2012, 2011 and 2010, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards  - In February 2013, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which seeks to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  The provisions of ASU 2013-02 are applicable to all companies that report items of other comprehensive income, such as the Company.  ASU 2013-02 requires a presentation (either on the face of the statement where net income is presented or in the notes to the financial statements) of the effects on the line items of net income of significant amounts that have been reclassified in their entirety and in accordance with GAAP from accumulated other comprehensive income to net income in the same reporting period.   ASU 2013-02 additionally requires a cross-reference to any other disclosures currently required under GAAP related to other reclassification items that, under GAAP, are not required to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the Company's financial statements.  All information required to be presented or cross-referenced under ASU 2013-02 is currently required to be disclosed, in some capacity, in the financial statements under GAAP.  The Company adopted ASU 2013-02 effective January 1, 2013.  Adoption of ASU 2013-02 had no impact on the Company's consolidated financial condition or results of operations.

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

In May 2011, FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04").  ASU 2011-04 was issued concurrently with International Financial Reporting Standards ("IFRS") No. 13, "Fair Value Measurements," and these respective standards substantially converge the guidance in GAAP and IFRS on fair value measurements and disclosures.  ASU 2011-04 amended several aspects of the fair value measurement guidance in FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurement," as follows: 1) application of the concepts of highest and best use and valuation premise; 2) introduction of an option to measure groups of offsetting assets and liabilities on a net basis; 3) incorporation of certain premiums and discounts in fair value measurements; and 4) initiating a requirement to disclose the measurement of the fair value of certain instruments classified in stockholders' equity.  ASU 2011-04 additionally included several new fair value disclosure requirements, including, among others, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs.  The Company adopted ASU 2011-04 effective January 1, 2012.  Adoption of ASU 2011-04 did not have a material impact upon the Company's consolidated financial condition or results of operations.

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

The Holding Company acquired Financial Bancorp, Inc. on January 21, 1999.  The liquidation account previously established by Financial Bancorp, Inc.'s subsidiary, Financial Federal Savings Bank, during its initial public offering, was assumed by the Company in the acquisition.

The aggregate balance of these liquidation accounts was $16,179 and $18,860 at December 31, 2012 and 2011, respectively.

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

3.   INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

At December 31, 2012 and 2011, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities held-to-maturity at December 31, 2012 and 2011 were as follows:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrecognized Gain	Fair Value
December 31, 2012:
Pooled bank trust preferred securities ("TRUPS")	$16,773	$7,828	$(633)	‑	$(1,268)(2)	$5,927	$340	$6,267
December 31, 2011:
TRUPS	$17,884	$8,910	$(929)	‑	$(1,470)(2)	$6,511	$(1,587)	$4,924
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the remaining unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

There were no sales of investment securities held-to-maturity during the years ended December 31, 2012, 2011 or 2010.

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

	For the Year Ended December 31,
	2012	2011
Cumulative balance at the beginning of the period	$1,470	$1,916
Loss upon transfer	‑	‑
Amortization	(202)	(446)
Transfer to credit or non-credit related OTTI	‑	‑
Cumulative balance at end of the period	$1,268	$1,470

At December 31, 2012, the seven remaining TRUPS had an aggregate remaining amortized cost of $16,773 (based upon acquisition cost).  As of December 31, 2012, two of the seven TRUPS continued to make their contractual payments.  The remaining five securities are not making their full contractual payments.

At December 31, 2012, impairment of two of the TRUPS, with an amortized cost of $5,437, was deemed temporary.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $1,814 at December 31, 2012, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At December 31, 2012, both of these securities had ratings ranging from "CC" to "Ba1."  Despite both the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at December 31, 2012 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continued to make their contractual payments of principal and interest.  In making this determination, management considered the following:

•
Based upon an internal review of the collateral backing the TRUPS portfolio, which accounted for current and prospective deferrals, the securities could reasonably be expected to continue making all contractual payments

•	The Company had the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them as held-to-maturity in 2008
•	There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell these securities prior to their forecasted recovery or maturity
•	Each security has a pool of underlying issuers comprised primarily of banks
•	Neither of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•	Each security featured either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	Each security is characterized by some level of over-collateralization

At December 31, 2012, in management's judgment, the credit quality of the collateral pool underlying five of the Company's seven TRUPS had deteriorated to the point that full recovery of the Company's initial investment was considered uncertain, thus resulting in recognition of OTTI charges.  At December 31, 2012, these five securities had credit ratings ranging from "D" to "Caa3." The Company applied ASC 320-10-65 to determine the credit related component of OTTI for the five TRUPS by discounting the expected future cash flows applicable to the securities at the effective interest rate implicit in the security at the date of acquisition by the Company.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities held-to-maturity:

	At or for the Year Ended December 31, 2012
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,974	$930	$9,904
OTTI recognized during the period	181	6	187
Reductions and transfers to credit-related OTTI	-	(181)	(181)
Amortization of previously recognized OTTI	(210)	(121)	(331)
Cumulative pre-tax balance at end of the period	$8,945	$634	$9,579

	At or for the Year Ended December 31, 2011			At or for the Year Ended December 31, 2010
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,247	$2,203	$10,450	$5,772	$4,425	$10,197
OTTI recognized during the period	727	25	752	2,475	282	2,757
Reductions and transfers to credit-related OTTI	-	(1,271)	(1,271)	‑	(2,369)	(2,369)
Amortization of previously recognized OTTI	-	(27)	(27)	‑	(135)	(135)
Cumulative pre-tax balance at end of the period	$8,974	$930	$9,904	$8,247	$2,203	$10,450

The amortized/historical cost, gross unrealized gains and losses and estimated fair value of investment securities available-for-sale at December 31, 2012 and 2011 were as follows:

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost		Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2012:
Debt securities:
Federal agency obligations	$29,820		$125	$-	$29,945
Total debt securities	$29,820		$125	$-	$29,945
Equity securities:
Mutual fund investments (1)	2,556	(1)	449	-	3,005
TOTAL	$32,376		$574	$-	$32,950
(1) The amortized/ historical cost amount is net of OTTI charges totaling $348 at December 31, 2012 on two actively-managed equity mutual funds.

	Investment Securities Available-for-Sale
	Amortized/ Historical Cost		Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2011:
Debt securities:
Federal agency obligations	$170,362		$37	$(90)	$170,309
Total debt securities	170,362		37	(90)	170,309
Equity securities:
Mutual fund investments(1)	3,624	(1)	935	-	4,559
TOTAL	$173,986		$972	$(90)	$174,868
 (1) Amount is net of OTTI charges totaling $1,425 at December 31, 2011 on five actively-managed equity mutual funds.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's investment securities available-for-sale:

	At or For the Year Ended December 31,
	2012	2011	2010
Cumulative balance at the beginning of the period	$1,425	$1,425	$3,063
Reduction of OTTI for securities sold during the period	(1,077)	-	(1,302)
Reduction of OTTI for securities transferred to trading during the period	-	-	(336)
Cumulative balance at end of the period	$348	$1,425	$1,425

The amortized cost and estimated fair value of the debt securities component of investment securities available-for-sale at December 31, 2012 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment fees.

	Amortized Cost	Estimated Fair Value
Due after one year through three years	$29,750	$29,874
Due after three years through five years	70	71
TOTAL	$29,820	$29,945

There were no investment securities available-for-sale that possessed an unrealized loss as of December 31, 2012.

The following summarizes the gross unrealized losses and fair value of investment securities available-for-sale that possessed an unrealized loss as of December 31, 2011, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Losses
Federal agency obligations	$114,885	$90	‑	‑	$114,885	$90
TOTAL	$114,885	$90	‑	‑	$114,885	$90

The federal agency obligation investments that possessed unrealized losses at December 31, 2011 maintained credit ratings ranging from AA+ to AAA.  Their impairment related solely to changes in market interest rates from their acquisition through December 31, 2011.

During the year ended December 31, 2012, gross proceeds from the sales of investment securities available-for-sale totaled $22,415.  A gross gain of $941 was recognized on these sales and there were no gross recognized losses.  During the year ended December 31, 2011, gross proceeds from the sales of investment securities available-for-sale totaled $226.  A gross gain of $22 was recognized on these sales.  During the year ended December 31, 2010, gross proceeds from the sales of investment securities available-for-sale totaled $2,519.  A gross gain of $609 was recognized on these sales and there were no gross recognized losses.

4.   MBS AVAILABLE-FOR-SALE

At December 31, 2012 and 2011, there were no holdings of MBS of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The amortized cost, gross unrealized gains and losses and estimated fair value of MBS available-for-sale at December 31, 2012 and 2011 were as follows:

	MBS Available-for-Sale
	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized (Losses)(1)	Estimated Fair Value
December 31, 2012:
Federal Home Loan Mortgage Corporation ("FHLMC") pass-through certificates	$32,218	$870	$(25)	$33,063
FNMA pass-through certificates	10,233	666	-	10,899
Government National Mortgage Association ("GNMA") pass-through certificates	691	25	-	716
Collateralized mortgage obligations ("CMOs") issued by agencies	2,436	26	-	2,462
Private label MBS and CMOs	1,870	18	(7)	1,881
TOTAL	$47,448	$1,605	$(32)	$49,021

	MBS Available-for-Sale
	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized (Losses)(1)	Estimated Fair Value
December 31, 2011:
FHLMC pass-through certificates	$53,662	$3,386	$-	$57,048
FNMA pass-through certificates	16,583	1,144	-	17,727
GNMA pass-through certificates	763	24	-	787
CMOs issued by agencies	15,128	261	-	15,389
Private label MBS and CMOs	3,013	22	(109)	2,926
TOTAL	$89,149	$4,837	$(109)	$93,877

At December 31, 2012, MBS available-for-sale possessed a weighted average contractual maturity of 17.0 years and a weighted average estimated duration of 1.4 years.  At December 31, 2011, MBS available-for-sale possessed a weighted average contractual maturity of 17.1 years and a weighted average estimated duration of 1.7 years.

During the year ended December 31, 2012, gross proceeds on the sales of MBS available-for-sale totaled $21,949.  A gross gain of $81 was recognized on these sales and there were no gross recognized losses.  There were no sales of MBS available-for-sale during the years ended December 31, 2011 and 2010.

The following summarizes the gross unrealized losses and fair value of MBS available-for-sale at December 31, 2012 and 2011, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012:
FHLMC pass-through certificates	$5,867	$25	$-	$-	$5,867	$25
Private label MBS	-	-	954	7	954	7
December 31, 2011:
Private label MBS	$-	$-	$1,505	$109	$1,505	$109

At December 31, 2012, the Company owned one private label pass-through MBS that possessed unrealized losses for 12 or more consecutive months, with an amortized cost of $961 and an unrealized loss of $7. The Company's investment is in the most senior tranche (or repayment pool) of this security.  At December 31, 2012, the Company performed an analysis of likely potential defaults of the real estate loans underlying this security in the then existing economic environment, and determined that it could reasonably be expected to continue making all contractual payments.  The Company has no intent to sell this security and it is not likely that the Company will be required to sell this security before the recovery of its remaining amortized cost.

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

The primary areas of concentration of credit risk within the Bank's loan portfolio at December 31, 2012 were geographical (as the majority of real estate loans on that date were collateralized by properties located in the New York City metropolitan area) and the proportion of the portfolio comprised of multifamily residential and commercial real estate loans.  The Bank had no individual borrowers with aggregate outstanding balances equal to or exceeding regulatory limits for loans to one borrower at either December 31, 2012 or 2011.

At December 31, 2012 and 2011, the Bank had $243,784 and $357,058, respectively, of loans in its portfolio that featured interest only payments.  These loans subject the Bank to additional risk since their principal balance will not be reduced prior to contractual maturity.

The Bank's consumer loans were composed of the following:

	December 31, 2012	December 31, 2011
Passbook loans (secured by savings and time deposits)	$712	$483
Consumer installment and other loans	1,711	1,966
TOTAL	$2,423	$2,449

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

All loans not classified as Special Mention or Substandard were deemed pass loans at both December 31, 2012 and 2011.

The Bank had no loans classified as Doubtful at December 31, 2012 or 2011.

The following is a summary of the credit risk profile of the Bank's real estate loans (including deferred costs) by internally assigned grade as of the date indicated:

	Balance at December 31, 2012
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$66,415	$2,665,410	$326,053	$363,299	$-	$3,421,177
Special Mention	6,333	7,711	5,547	2,639	-	22,230
Substandard	2,987	3,248	8,533	28,593	476	43,837
Total real estate loans individually assigned a credit grade	$75,735	$2,676,369	$340,133	$394,531	$476	$3,487,244
Real estate loans not individually assigned a credit grade (1)	$16,141	‑	‑	‑	‑	$16,141
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances equal to or less than the FNMA Limits.  The credit quality of these loans was instead evaluated based upon payment activity.

	Balance at December 31, 2011
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$66,949	$2,587,573	$320,556	$364,462	$-	$3,339,540
Special Mention	1,133	7,101	10,562	9,244	2,576	30,616
Substandard	2,635	8,245	7,152	39,610	623	58,265
Total real estate loans individually assigned a credit grade	$70,717	$2,602,919	$338,270	$413,316	$3,199	$3,428,421
Real estate loans not individually assigned a credit grade (1)	$29,995	‑	‑	‑	‑	$29,995
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at December 31, 2012	Balance at December 31, 2011
Performing	$2,415	$2,445
Non-accrual	8	4
Total	$2,423	$2,449

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At December 31, 2012
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$336	$155	$-	$938	$1,429	$90,447	$91,876
Multifamily residential and residential mixed use	6,451	-	190	507	7,148	2,669,221	2,676,369
Mixed use commercial real estate	-	-	-	1,170	1,170	338,963	340,133
Commercial real estate	207	-	-	6,265	6,472	388,059	394,531
Construction	-	-	-	-	-	476	476
Total real estate	$6,994	155	$190	$8,880	$16,219	$3,487,166	$3,503,385
Consumer	$2	$5	-	$8	$15	$2,408	$2,423
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2012.

At December 31, 2011
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$1,221	$-	$-	$2,205	$3,426	$97,286	$100,712
Multifamily residential and residential mixed use	2,589	-	946	7,069	10,604	2,592,315	2,602,919
Mixed use commercial real estate	4,976	-	-	5,591	10,567	327,703	338,270
Commercial real estate	478	-	2,874	11,083	14,435	398,881	413,316
Construction	-	-	-	-	-	3,199	3,199
Total real estate	$9,264	-	$3,820	$25,948	$39,032	$3,419,384	$3,458,416
Consumer	$12	$5	-	$4	$21	$2,428	$2,449
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2011.

Accruing Loans 90 Days or More Past Due:

At December 31, 2012, the Bank owned one real estate loan totaling $190 that was 90 days or more past due on its contractual balloon principal payment and continued to make monthly payments consistent with its initial contractual amortization schedule exclusive of the balloon payment.  This loan, which is both well secured and expected to be refinanced during the year ending December 31, 2013, remained on accrual status at December 31, 2012 and was deemed a performing asset.  At December 31, 2011, the Bank owned five real estate loans totaling $3,820 that were 90 days or more past due on their contractual balloon principal payment that continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payment.  These loans remained on accrual status at December 31, 2011 and were deemed performing assets.  These loans were either fully re-financed or satisfied during the year ended December 31, 2012.

TDRs.

At December 31, 2012, the Bank had twenty-two loans totaling $51,123 with terms that were modified in a manner that met the criteria for a TDR.  Thirteen of these TDRs totaling $47,493 were commercial real estate loans, five loans totaling $1,953 were multifamily residential and residential mixed-use real estate loans, three loans totaling $948 were mixed use loans with four units or less and the remaining $729 loan was a mixed-use commercial real estate loan. At December 31, 2011, the Bank had twenty-two loans totaling $48,753 with terms that were modified in a manner that met the criteria for a TDR.  Twelve of these TDRs totaling $44,458 were commercial real estate loans, three loans totaling $1,657 were mixed-use commercial real estate loans, five loans totaling $2,013 were multifamily residential and residential mixed-use real estate loans and the remaining two loans totaling $625 were mixed use loans with four units or less.

The following table summarizes outstanding TDRs as of the dates indicated:

	As of December 31, 2012		As of December 31, 2011
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	22	$51,123	22	$48,753
TDRs on accrual status at period end	20	44,858	17	40,688
TDRs on non-accrual status at period end	2	6,265	5	8,065

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not had any problem issues warranting restructuring.  Therefore, all TDRs have been made on real estate loans.  The following table summarizes activity related to TDRs for the periods indicated:

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
One- to four-family residential and cooperative unit	1	$330	$330	-	$-	$-
Multifamily residential and residential mixed use	1	459	459	2	573	573
Commercial real estate	2	4,430	4,430	6	30,095	30,095
TOTAL	4	$5,219	$5,219	8	$30,668	$30,668

During the years ended December 31, 2012 and 2011, the Company made modifications to other existing loans that were deemed both insignificant and sufficiently temporary in nature, thus not warranting the loans being deemed TDRs.  Such activity was immaterial during the years ended December 31, 2012 and 2011.  The Bank's allowance for loan losses at December 31, 2012 reflected $520 of allocated reserve associated with modifications identified as TDRs.  The Bank's allowance for loan losses at December 31, 2011 reflected $1,851 of allocated reserve associated with modifications identified as TDRs.  The reduction in the aggregate balance of allocated reserve associated with TDRs from December 31, 2011 to December 31, 2012 reflected improvement in the underlying conditions of nine TDRs with an aggregate reserve of $1,096 at December 31, 2011, that resulted in a determination that the allocated reserve was no longer warranted on these TDRs as of December 31, 2012.  In addition, $235 of reserves as of December 31, 2011 were charged-off during the year ended December 31, 2012.  Otherwise, there was no impact on the Bank's allowance for loan losses related to TDRs as of December 31, 2012 or 2011.

As of December 31, 2012 and 2011, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2012 and 2011 (thus no significant impact to the allowance for loan losses during the years ended December 31, 2012 and 2011 related to such loans).

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

Generally, the Bank considers TDRs and non-accrual multifamily residential and commercial real estate loans, along with non-accrual one- to four-family loans in excess of the FNMA Limits, to be impaired.  Non-accrual one-to four-family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan's existing rate.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Please refer to Note 6 for tabular information related to impaired loans.

Delinquent Serviced Loans Subject to the First Loss Position

As of December 31, 2012 and December 31, 2011, the Bank serviced a pool of multifamily loans sold to FNMA, and retained the First Loss Position.

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

At December 31, 2012, within the pool of multifamily loans sold to FNMA, there was one $474 loan 90 days or more delinquent and one $229 loan delinquent between 30 and 89 days.  At December 31, 2011, within the pool of multifamily loans sold to FNMA, one $1,342 loan was delinquent between 30 and 89 days, and one $757 loan was 90 days or more delinquent.

6.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION

As discussed in Note 1, the allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans;  (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): 1) real estate loans; and 2) consumer loans.  Within the segments, the Bank analyzes the allowance based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both December 31, 2012 and 2011.

Impaired Loan Component

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all cooperative unit and one- to four-family residential real estate loans in excess of the FNMA Limits are individually evaluated for impairment.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan's existing rate.  For impaired loans on non-accrual status, either of the initial two measurements is utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment is charged off immediately, impairment measured from a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both December 31, 2012 and 2011.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At December 31, 2012, the reserve allocated within the allowance for loan losses associated with loans internally classified as Substandard (excluding impaired loans internally designated as Substandard) reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  This reserve allocation was determined in a manner substantially similar to non-impaired Special Mention loans at December 31, 2012.

As of December 31, 2011, the total population of non-impaired substandard rated loans was not deemed significant enough to warrant a separate allocated reserve measurement.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was zero at December 31, 2011, and increased to $795 at December 31, 2012, due to an increase of $11,614 in non-impaired Substandard loans from December 31, 2011 to December 31, 2012 as well as an increase in the estimated loss percentage applied to such loans from December 31, 2011 to December 31, 2012.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both December 31, 2012 and 2011, the reserve allocated within the allowance for loan losses associated with loans internally classified as Special Mention (excluding impaired loans internally designated as Special Mention) reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at December 31, 2012 and 2011.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans declined from $800 at December 31, 2011 to $145 at December 31, 2012, due primarily to a reduction in the estimated loss percentage determined to be applied to such loans from December 31, 2011 to December 31, 2012.

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

(ii) Economic conditions - At both December 31, 2012 and 2011, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

(iii) Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are then incorporated into the methodology.  Increased competition and commercial lending during 2012 resulted in a higher loss expectation being applied for this item as of December 31, 2012 compared to December 31, 2011.

(iv) Concentrations of credit – The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) Loan Seasoning – The Bank analyzes its charge-off history in order to determine whether loans that are over three years past their origination date (referred to as seasoned loans) have experienced lower loss levels, and would thus warrant a lower expected loss percentage.  This element was given minimal consideration in the December 31, 2012 and 2011 evaluations.  The minimal consideration resulted from an analysis of the loss experience recognized during the recent recessionary period, which concluded that the age or seasoning of a loan did not inversely correlate to the Bank's loss experience.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Year Ended December 31, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26
Charge-offs	(777)	(2,478)	(821)	(521)	(3)	(4600)	(10)
Recoveries	17	829	18	39	-	903	-
Transfer from reserve for loan commitments	-	52	5	25	-	82	-
Provision (credit) for loan losses	624	1,583	1,744	56	(97)	3,910	11
Ending balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27

Ending balance – loans individually evaluated for impairment	$1,291	$2,460	$1,900	$47,493	$-	$53,144	$-
Ending balance – loans collectively evaluated for impairment	90,585	2,673,909	338,233	347,038	476	3,450,241	2,423
Allowance balance associated with loans individually evaluated for impairment	7	-	-	513	-	520	-
Allowance balance associated with loans collectivelly evaluated for impairment	337	14,299	2,474	2,869	24	20,003	27

At or for the Year Ended December 31, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34
Charge-offs	(129)	(2,803)	(697)	(1,720)	(962)	(6,311)	(29)
Recoveries	-	220	48	147	‑	415	‑
Transfer from (to) reserve for loan Commitments	‑	165	(15)	(13)	30	167	‑
Provision for loan losses	200	2,505	861	2,548	711	6,825	21
Ending balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26

Ending balance – loans individually evaluated for impairment	$2,547	$10,028	$6,739	$51,070	-	$70,384	$‑
Ending balance – loans collectively evaluated for impairment	98,165	2,592,891	331,531	362,246	3,199	3,388,032	2,449
Allowance balance associated with loans individually evaluated for impairment	130	45	73	1,927	-	2,175	‑
Allowance balance associated with loans collectivelly evaluated for impairment	350	14,268	1,455	1,856	124	18,053	26

At or for the Year Ended December 31, 2010
	Real Estate Loans						Consumer Loans
	One- to Four Family Residentail and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$1,047	$13,547	$1,833	$3,918	$1,130	$21,475	$30
Charge-offs	(266)	(10,062)	(469)	(1,964)	(1,111)	(13,872)	(13)
Recoveries	‑	55	‑	9	‑	64	‑
Transfer from (to) reserve for commitments	‑	188	65	(17)	36	272	‑
Provision (credit) for loan losses	(372)	10,498	(98)	875	290	11,193	17
Ending balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34

The following table summarizes impaired real estate loans as of and for the periods indicated (by collateral type within the real estate loan segment).

	At December 31, 2012			For the Year Ended Ended December 31, 2012
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,079	$1,079	$-	$867	$55
With an allocated reserve	258	212	7	452	19
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,767	2,460	-	5,434	341
With an allocated reserve	-	-	-	420	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,900	1,900	‑	2,516	74
With an allocated reserve	-	-	-	192	-
Commercial Real Estate
With no allocated reserve	33,416	32,217	‑	29,362	1,675
With an allocated reserve	15,276	15,276	513	20,087	746
Construction
With no allocated reserve	-	-	‑	-	-
With an allocated reserve	-	-	‑	-	-
Total
With no allocated reserve	$39,162	$37,656	$-	$38,179	$2,145
With an allocated reserve	$15,534	$15,488	$520	$21,151	$765
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2011			For the Year Ended Ended December 31, 2011
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,136	$1,136	$-	$1,406	$38
With an allocated reserve	1,773	1,411	130	565	31
Multifamily Residential and Residential Mixed Use
With no allocated reserve	10,709	9,338	-	11,194	795
With an allocated reserve	776	690	45	3,040	86
Mixed Use Commercial Real Estate
With no allocated reserve	5,780	5,780	‑	3,901	191
With an allocated reserve	1,145	959	73	1,893	11
Commercial Real Estate
With no allocated reserve	14,317	11,812	‑	15,243	407
With an allocated reserve	39,296	39,258	1,927	15,620	868
Construction
With no allocated reserve	-	-	‑	3,835	227
With an allocated reserve	-	-	‑	-	-
Total
With no allocated reserve	$31,942	$28,066	$-	$35,579	$1,658
With an allocated reserve	$42,990	$42,318	$2,175	$21,118	$996
(1) The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the year ended December 31, 2010.  For purposes of this table, adjustments between the unpaid principal balance of the loans and their recorded investment (including accrued interest receivable) are deemed to be immaterial:

	For the Year Ended Ended December 31, 2010
	Average Recorded Investment(1)	Interest Income Recognized
With no allocated reserve	$8,945	$2,628
With an allocated reserve	22,915	‑
Total	$31,860	$2,628
(1) The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

Reserve for First Loss Position

At both December 31, 2012 and 2011, the Bank serviced a pool of loans that were sold to FNMA and were subject to the First Loss Position.  The Bank maintains a reserve liability in relation to the First Loss Position that reflects estimated losses on this loan pool at each period end.  For performing loans within the FNMA serviced pool, the reserve recognized is based upon the historical loss experience on this loan pool.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability:

	At or for the Year Ended December 31,
	2012	2011	2010
Outstanding balance of multifamily loans serviced for FNMA at period end	$256,731	$308,104	$371,887
Total First Loss Position at end of period	15,428	16,356	16,789
Reserve Liability on the First Loss Position
Balance at beginning of period	$2,993	$2,993	$4,373
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	-	(1,123)
Credit for losses on problem loans(1)	(1,286)	-	-
Charge-offs and other net reductions in balance	(342)	-	(257)
Balance at period end	$1,383	$2,993	$2,993
1 Amount recognized as a portion of mortgage banking income during the period.

During the years ended December 31, 2011 and 2010, the Bank received approval from FNMA to reduce the total First Loss Position by  $433 and $3,457, respectively, for losses incurred.  No such approval was received during the year ended December 31, 2012, however, the Bank was contractually permitted to reduce the total First Loss Position by $928 due to the satisfaction of certain loans within the FNMA pool.

7.   MORTGAGE SERVICING ACTIVITIES AND MORTGAGE BANKING INCOME

At December 31, 2012, 2011 and 2010, the Bank was servicing loans for others having principal balances outstanding of approximately $361,820, $486,514, and $596,310, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and processing foreclosure.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $6,758 and $5,950 at December 31, 2012 and 2011, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans sold with servicing rights retained.  Upon sale of these loans, the Company recorded MSR, and has elected to account for the MSR under the "amortization method" prescribed under GAAP.  Activity related to MSR is as follows:

	At or for the Year Ended December 31,
	2012	2011	2010
MSR Activity
Balance at beginning of period	$1,604	$2,271	$2,765
Additions for loans sold during the period	55	-	284
Reversal of valuation reserve	-	-	-
Amortization	(544)	(667)	(778)
Balance at period end	$1,115	$1,604	$2,271

Key economic assumptions used to value the MSR and the sensitivity of the current fair value of residual cash flows to immediate 10 and 20 percent adverse changes in those assumptions were as follows:

	At December 31, 2012	At December 31, 2011	At December 31, 2010
Net carrying value of the servicing asset	$1,115	$1,604	$2,271
Fair value of the servicing asset	1,511	2,139	2,840
Weighted average life (in years)	5.52	6.30	6.00
Prepayment speed assumptions (annual rate) ("PSA")	150 PSA	150 PSA	150 PSA
Impact on fair value of 10% adverse change	$(21)	$(30)	$(43)
Impact on fair value of 20% adverse change	$(41)	$(59)	$(86)
Expected credit losses (annual rate)	$13	$13	$13
Impact on fair value of 10% adverse change	$-	$(1)	$-
Impact on fair value of 20% adverse change	$-	$(2)	$-
Residual cash flows discount rate (annual rate)	13.75%	13.75%	13.75%
Impact on fair value of 10% adverse change	$(26)	$(39)	$(54)
Impact on fair value of 20% adverse change	$(50)	$(76)	$(106)
Average Interest rate on adjustable rate loans	5.59%	5.84%	5.81%
Impact on fair value of 10% adverse change	-	-	-
Impact on fair value of 20% adverse change	-	-	-

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Year Ended December 31,
	2012	2011	2010
Gain on the sale of loans originated for sale	$68	$5	$439
Credit to reduce the liability for the First Loss Position	1,286	‑	‑
Mortgage banking fees	414	564	630
Reversal of valuation reserve on MSR	‑	‑	‑
Net mortgage banking income	$1,768	$569	$1,069

8.   PREMISES AND FIXED ASSETS, NET

The following is a summary of premises and fixed assets, net:

	December 31, 2012	December 31, 2011
Land	$7,067	$7,237
Buildings	23,332	27,012
Leasehold improvements	10,661	9,689
Furniture, fixtures and equipment(1)	12,793	21,882
	53,853	65,820
Less: accumulated depreciation and amortization(1)	(23,335)	(33,174)
TOTAL	$30,518	$32,646
(1) During the year ended December 31, 2012, fully depreciated furniture, fixtures and equipment totaling $10,678 were removed from the general ledger, resulting in an offsetting reduction in the aggregate balance of both furniture, fixtures and equipment and accumulated depreciation.

Depreciation and amortization expense amounted to approximately $2,828, $2,851 and $2,138 during the years ended December 31, 2012, 2011 and 2010, respectively.  Proceeds from the sales of premises and fixed assets were $17,477 during the year ended December 31, 2012.  A gain of $13,726 was recognized on these sales.  There were no sales of premises and fixed assets during the years ended December 31, 2011 and 2010.

9.   FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 450,112 shares and 494,888 shares at December 31, 2012 and 2011, respectively. The Bank recorded dividends on the FHLBNY capital stock of $2,124, $2,347 and $2,736 during the years ended December 31, 2012, 2011 and 2010, respectively.

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2012		At December 31, 2011
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.15%	$371,792	0.21%	$353,708
Certificates of deposit ("CDs")	1.68	891,975	1.85	977,551
Money market accounts	0.57	961,359	0.63	772,055
Interest bearing checking accounts	0.16	95,159	0.23	99,308
Non-interest bearing checking accounts	-	159,144	-	141,079
TOTAL	0.86%	$2,479,429	1.02%	$2,343,701

The following table presents a summary of future maturities of CDs outstanding at December 31, 2012:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2013	$525,628	1.14%
2014	148,544	2.35
2015	98,665	2.49
2016	30,445	2.24
2017	41,720	2.34
2018 and beyond	46,973	2.67
TOTAL	$891,975	1.66	%(1)
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 1.68% at December 31, 2012.

The aggregate amount of CDs with a minimum denomination of one-hundred thousand dollars was approximately $371,697 and $401,463 at December 31, 2012 and 2011, respectively.

11.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ("REPOs")

Presented below is information concerning REPOs:

	At or for the Year Ended December 31,
	2012		2011	2010
Balance outstanding at end of period	$-		$195,000	$195,000
Average interest cost at end of period	-%		4.33%	4.33%
Average balance outstanding during the period	$132,910		$195,000	$203,055
Average interest cost during the period	26.24	%(a)	4.33%	4.33%
Estimated fair value of underlying collateral	$-		$214,446	$214,539
Maximum balance outstanding at month end during the year	$195,000		$195,000	$230,000
(a) Excluding a prepayment charge of $28,772 included in interest expense on borrowed funds in the consolidated statements of operations, the average interest cost would have been 4.33% during the year ended December 31, 2012.

12.   FHLBNY ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $842,500 and $939,775 at December 31, 2012 and 2011, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 2.96%, 3.17%, and 3.51% during the years ended December 31, 2012, 2011 and 2010, respectively.  The average interest rate on outstanding FHLBNY Advances was 2.68% and 2.88% at December 31, 2012 and 2011, respectively.  In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $1,362,495 as of December 31, 2012 and $1,403,533 as of December 31, 2011, and maintained sufficient qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure Advances in excess of its borrowing limit at both December 31, 2012 and 2011.  Certain of the FHLBNY Advances outstanding at December 31, 2012 contained call features that may be exercised by the FHLBNY.  Prepayment penalties were associated with all fixed rate advances outstanding as of December 31, 2012 and 2011.

The following table presents a summary of future maturities of FHLBNY Advances outstanding at December 31, 2012:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2013	$218,500	1.77%
2014	199,500	2.92
2015	284,500	2.55
2016	50,000	4.36
2017	90,000	3.87
2018 and beyond	-	-
TOTAL	$842,500	2.68%

13.   SUBORDINATED NOTES PAYABLE AND TRUST PREFERRED SECURITIES PAYABLE

On April 12, 2000, the Holding Company issued subordinated notes in the aggregate amount of $25,000. The notes were satisfied on May 1, 2010.  Interest expense recorded on the notes, inclusive of amortization of related issuance costs, was $799 during the year ended December 31, 2010.

On March 19, 2004, the Holding Company completed an offering of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering.  The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and are callable without penalty at any time on or after April 15, 2009.  The outstanding balance of the trust preferred securities was $70,680 at both December 31, 2012 and 2011.The Holding Company currently does not intend to call this debt.

Interest expense recorded on the trust preferred securities totaled $5,024, $5,024 and $5,008 during the years ended December 31, 2012, 2011 and 2010, respectively.

14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$21,607	$7,351	$28,958	$25,580	$7,231	$32,811	$22,129	$7,469	$29,598
Deferred	(1,395)	(673)	(2,068)	(1,145)	(78)	(1,223)	(522)	(215)	(737)
TOTAL	$20,212	$6,678	$26,890	$24,435	$7,153	$31,588	$21,607	$7,254	$28,861

The preceding table excludes tax effects recorded directly to stockholders' equity in connection with unrealized gains and losses on securities available-for-sale (including losses on such securities upon their transfer to held-to-maturity), stock-based compensation plans, and adjustments to other comprehensive income relating to the minimum pension liability, unrecognized gains of pension and other postretirement obligations and changes in the non-credit component of OTTI.  These tax effects are disclosed as part of the presentation of the consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2012	2011	2010
Tax at Federal statutory rate	$23,519	$27,614	$24,587
State and local taxes, net of federal income tax benefit	4,341	4,319	4,549
Benefit plan differences	(114)	(122)	(286)
Adjustments for prior period tax returns	63	185	‑
Investment in BOLI	(591)	(615)	(679)
Adjustment for unrecognized tax (benefits) liabilities	-	(1,026)	79
Other, net	(328)	1,233	611
TOTAL	$26,890	$31,588	$28,861
Effective tax rate	40.02%	40.04%	41.08%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.  The components of Federal and State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2012	2011
Allowance for loan losses	$9,902	$10,003
Employee benefit plans	17,681	17,523
Credit component of OTTI	4,052	4,705
Other	1,970	1,275
Total deferred tax assets	33,605	33,506
Deferred tax liabilities:
Tax effect of other components of income on investment securities and MBS	86	1,467
Difference in book and tax carrying value of fixed assets	337	519
Tax effect of purchase accounting fair value adjustments	-	161
Other	232	811
Total deferred tax liabilities	655	2,958
Net deferred tax asset (recorded in other assets)	$32,950	$30,548

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2012 and 2011, since, at each period end, it was more likely than not that the deferred tax assets would be fully realized.

At December 31, 2012 and 2011, the Bank had accumulated bad debt reserves totaling $15,158 for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of these bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes.  Should these reserves as of December 31, 2012 be fully recaptured, the Bank would recognize $6,985 in additional income tax expense.

The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these tax bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which the Company conducts significant business operations.  The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no unrecognized tax benefits as of December 31, 2012 and 2011.

The following table reconciles the Company's gross unrecognized tax benefits for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Gross unrecognized tax benefits at the beginning of the period	-	$1,408	$1,408
Lapse of statue of limitations	-	-	-
Settlement with taxing jurisdictions	-	-	-
Gross increases – current period tax positions	-	-	-
Gross decreases – current period tax positions	-	-	-
Gross increases – prior period tax positions	-	-	-
Gross decreases – prior period tax positions	-	(1,408)	-
Gross unrecognized tax benefits at the end of the period	-	$-	$1,408

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

As of December 31, 2012, the tax years ended December 31, 2009, 2010, 2011 and 2012 remained subject to examination by all of the Company's relevant tax jurisdictions.  While the Company is currently under audit by certain taxing jurisdictions, no material impact to the financial statements is expected to result from these examinations.

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

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2012	2011	2010
Interest cost	$921	$1,012	$1,072
Expected return on plan assets	(1,451)	(1,442)	(1,386)
Actuarial adjustment	-	-	156
Net amortization and deferral	1,792	1,004	1,005
Net periodic cost	$1,262	$574	$847

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2012		2011
Accumulated benefit obligation at end of period	$24,640		$22,907
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$22,907		$19,870
Actuarial adjustment	-		-
Interest cost	921		1,012
Actuarial loss	1,883		3,136
Benefit payments	(1,071)		(1,058)
Settlements	-		(53)
Projected benefit obligation at end of period	24,640		22,907
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	20,030		18,089
Return on plan assets	1,956		(304)
Contributions	43		3,356
Benefit payments	(1,071)		(1,058)
Settlements	-		(53)
Balance at end of period	20,958		20,030

Funded status:
Deficiency of plan assets over projected benefit obligation	(3,682)		(2,877)
Unrecognized loss from experience different from that assumed	N/	A	N/	A
Accrued retirement expense included in other liabilities	$(3,682)		$(2,877)

The change in accumulated other comprehensive income (loss) that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2012	2011
Balance at beginning of period	$(15,193)	$(11,315)
Adjustment for change in actuarial calculation	-	-
Amortization of loss	1,792	1,004
Loss recognized during the year	(1,379)	(4,882)
Balance at the end of the period	$(14,780)	$(15,193)
Period end component of accumulated other comprehensive loss (net of tax)	8,107	8,333

For the years ended December 31, 2012 and 2011, the Bank used December 31st as its measurement date for the Employee Retirement Plan.  The Bank contributed $43 to the Employee Retirement Plan during the year ended December 31, 2012.  The Bank expects to make contributions of $53 to the Employee Retirement Plan during the year ending December 31, 2013.  During the year ending December 31, 2013, $1,803 in actuarial losses are anticipated to be recognized as a component of net periodic cost.

Major assumptions utilized to determine the net periodic cost (credit) of the benefit obligations were as follows:

	At or for the Year Ended December 31,
	2012	2011
Discount rate used for net periodic cost (credit)	4.15%	5.26%
Discount rate used to determine benefit obligation at period end	3.67	4.15
Expected long-term return on plan assets used for net periodic cost (credit)	7.50	8.25
Expected long-term return on plan assets used to determine benefit obligation at period end	7.50	7.50

Employee Retirement Plan assets are invested in four common collective investment funds, three of which are equity-based, and one of which is fixed-income based.  These common collective investment funds are privately offered, and the Employee Retirement Plan's investment in these common collective investment funds is therefore valued by the fund managers of each respective fund based on the Employee Retirement Plan's proportionate share of units of beneficial interest in the respective funds.  All of the common collective investment funds are audited, and the overwhelming majority of assets held in these funds

(which derive the unit value of the common collective investment funds) are actively traded in established marketplaces.  The Employee Retirement Plan also owned investments in four registered mutual funds at December 31, 2012.  These mutual funds are actively traded on national securities exchanges and are valued at their quoted market prices.

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan's investments measured at fair value on a recurring basis at December 31, 2012 (See Note 17 for a discussion of the fair value hierarchy).

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)	Total
Mutual Funds (all registered and publicly traded):
Domestic Large Cap	$3,437	-	-	$3,437
Domestic Small Cap	2,596	-	-	2,596
International Equity	2,414			2,414
Common collective investment funds
Domestic Large Cap	-	5,022	-	5,022
Fixed Income	-	7,489	-	7,489
Total Plan Assets				$20,958

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan's investments measured at fair value on a recurring basis at December 31, 2011 (See Note 17 for a discussion of the fair value hierarchy).

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$1,793	-	-	$1,793
Domestic Small Cap	2,366	-	-	2,366
Common collective investment funds
Domestic Large Cap	-	6,045	-	6,045
International Equity	-	2,207	-	2,207
Fixed Income	-	7,619	-	7,619
Total Plan Assets				$20,030

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

The investment goal is to achieve investment results that will contribute to the proper funding of the Employee Retirement Plan by exceeding the rate of inflation over the long-term.  In addition, investment managers for the trust function managing the assets of the Employee Retirement Plan are expected to provide a reasonable return on investment.  Performance volatility is also monitored.  Risk and volatility are further managed by the distinct investment objectives of each of the trust funds and the diversification within each fund.

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2012	2011
Asset Category
Equity securities	64%	62%
Debt securities (bond mutual funds)	36	38
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2012 and 2011, respectively.

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5% to 9% and 2% to 6%, respectively.  The long-term inflation rate was estimated to be 3%.  When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected rate of return was determined to be 7.50% at December 31, 2012 and 2011.

Benefit payments, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2013	$1,487
2014	1,469
2015	1,478
2016	1,475
2017	1,449
2018 to 2022	6,996

BMP and Director Retirement Plan - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2012 and 2011, the BMP had investments in the Holding Company's common stock of $10,951 and $9,799, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75.  The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2012	2011	2010
Service cost	$-	$-	$-
Interest cost	304	346	358
Actuarial adjustment	-	-	198
Unrecognized gain	371	242	46
Net periodic cost	$675	$588	$602

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	At December 31,
	2012		2011
Accumulated benefit obligation at end of period	$8,958		$8,112
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$8,112		$7,186
Adjustment for change in measurement date	-		-
Service cost	-		-
Interest cost	304		346
Benefit payments	(159)		(129)
Actuarial loss	701		709
Projected benefit obligation at end of period	8,958		8,112
Plan assets at fair value:
Balance at beginning of period	-		-
Contributions	159		129
Benefit payments	(159)		(129)
Balance at end of period	-		-
Funded status:
Deficiency of plan assets over projected benefit obligation	(8,958)		(8,112)
Contributions by employer	N/	A	N/	A
Unrecognized (gain) loss from experience different from that assumed	N/	A	N/	A
Unrecognized net past service liability	N/	A	N/	A
Accrued expense included in other liabilities	$(8,958)		$(8,112)

The combined change in accumulated other comprehensive income that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2012	2011
Balance at beginning of period	$(1,710)	$(1,242)
Adjustment for change in actuarial calculation	-	-
Amortization of loss	372	242
Loss recognized during the year	(701)	(710)
Balance at the end of the period	$(2,039)	$(1,710)
Period end component of accumulated other comprehensive loss (net of tax)	1,119	938

Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2012	2011
Discount rate used for net periodic cost (credit) – BMP	3.77%	4.82%
Discount rate used for net periodic cost (credit) – Director Retirement Plan	3.84	4.92
Discount rate used to determine BMP benefit obligation at period end	3.09	3.77
Discount rate used to determine Director Retirement Plan benefit obligation at period end	3.30	3.84

As of December 31, 2012 and 2011, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.  Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that accrue.

The Bank expects to contribute $483 to the BMP and $186 to the Director Retirement Plan during the year ending December 31, 2013 in order to pay benefits due under the respective plans.  During the year ending December 31, 2013, $546 in aggregate actuarial losses related to the BMP and Director Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2013	$669
2014	667
2015	662
2016	686
2017	670
2018 to 2022	3,122

There is no defined contribution cost incurred by the Holding Company or Bank under the Director Retirement Plan.  Defined contribution costs incurred by the Company related to the BMP were $1,935, $1,577 and $1,539 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2012	2011	2010
Service cost	$83	$133	$114
Interest cost	236	345	316
Unrecognized past service liability	-	-	-
Amortization of unrealized loss	2	116	55
Net periodic cost	$321	$594	$485

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2012	2011
Discount rate used for net periodic cost (credit)	4.28%	5.48%
Rate of increase in compensation levels used for net periodic cost (credit)	3.50	3.50
Discount rate used to determine benefit obligation at period end	3.72	4.28
Rate of increase in compensation levels used to determine benefit obligation at period end	3.50	3.50

As of December 31, 2012, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $5.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $5.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,		At December 31,
	2012		2011
Accumulated benefit obligation at end of period	$6,191		$8,988
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$8,988		$6,372
Adjustment for change in measurement date	-		-
Service cost	83		133
Interest cost	236		345
Actuarial (gain) loss	(2,955)		2,316
Benefit payments	(161)		(178)
Projected benefit obligation at end of period	6,191		8,988
Plan assets at fair value:
Balance at beginning of period	-		-
Contributions	161		178
Benefit payments	(161)		(178)
Balance at end of period	-		-
Funded status:
Deficiency of plan assets over projected benefit obligation	(6,191)		(8,988)
Unrecognized loss from experience different from that assumed	N/	A	N/	A
Unrecognized net past service liability	N/	A	N/	A
Accrued expense included in other liabilities	$(6,191)		$(8,988)

The change in accumulated other comprehensive income (loss) that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2012	2011
Balance at beginning of period	$(4,007)	$(1,856)
Amortization of loss	2	116
Gain (Loss) recognized during the year	3,005	(2,267)
Balance at the end of the period	$(1,000)	$(4,007)
Period end component of accumulated other comprehensive loss (net of tax)	549	2,198

As of December 31, 2012 and 2011, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 8.0% in 2012 and was assumed to decrease gradually to 5.00% in 2018 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $106.  A decline in the assumed medical care cost trend rates by 1% in each year would reduce the accumulated Postretirement Benefit Plan obligation by approximately $112.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2012 and 2011. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that accrue.

The Bank expects to contribute $187 to the Postretirement Benefit Plan during the year ending December 31, 2013 in order to pay benefits due under the plan.  During the year ending December 31, 2013, $49 of actuarial losses are anticipated to be recognized as components of net periodic cost.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2013	$187
2014	194
2015	202
2016	210
2017	216
2018 to 2022	1,134

401(k) Plan - The Bank also maintains the 401(k) Plan, which covers substantially all of its employees.  The Bank made discretionary contributions totaling $647, $641 and $563 to eligible 401(k) Plan participants during the years ended December 31, 2012, 2011 and 2010, respectively, which were recognized as a component of compensation expense.

The 401(k) Plan owned participant investments in the Holding Company's common stock for the accounts of participants totaling $8,976 and $8,041 at December 31, 2012 and 2011, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  The loan had an outstanding balance of $3,567 and $3,721 at December 31, 2012 and December 31, 2011, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years or upon attainment of age 65, death, disability, retirement or a "change of control" of the Holding Company as defined in the ESOP.  Common stock allocated to participating employees totaled 78,155 shares during each of the years ended December 31, 2012, 2011 and 2010.  The ESOP benefit expense is recorded based upon the fair value of the award shares, and totaled $1,691, $1,640 and $1,700, respectively, for the years ended December 31, 2012, 2011 and 2010.  Included in ESOP expense were dividends on unallocated common stock that were paid to participants.  These dividends totaled $613, $656 and $700 during the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Option Activity

The Company has made stock option grants to outside Directors and certain officers under the Stock Plans.  All option shares granted have a ten-year life.  The option shares granted to the outside Directors vest over one year, while the option shares granted to officers vest ratably over four years.  The exercise cost of each option award was determined based upon the fair market value of the Company's common stock on the respective grant dates.  Compensation expense recorded during the years ended December 31, 2012, 2011 and 2010 was determined based upon the fair value of the option shares on the respective dates of grant, as determined utilizing a recognized option pricing methodology.

The weighted average fair value per option at the date of grant for stock options granted during the years indicated was estimated as follows:

	Year Ended December 31,
	2012	2011	2010
Estimated fair value on date of grant	$4.09	$4.82	$3.70
Pricing methodology utilized	Black- Scholes	Black- Scholes	Black- Scholes
Expected life (in years)	6.53	6.80	5.99
Interest rate	1.21%	2.59%	2.76%
Volatility	45.17	42.35	43.69
Dividend yield	4.04	3.62	4.39

Combined stock option activity related to the Stock Plans was as follows:

	At or for the Year Ended December 31,
	2012	2011	2010
Options outstanding – beginning of period	2,893,760	3,213,007	3,266,920
Options granted	24,440	91,583	97,294
Weighted average exercise price of grants	$13.86	$15.46	$12.75
Options exercised	455,051	385,758	87,825
Weighted average exercise price of exercised options	$12.32	$10.93	$11.53
Options forfeited	7,012	25,072	63,382
Weighted average exercise price of forfeited options	$19.90	$15.76	$12.66
Options outstanding - end of period(1)	2,456,137	2,893,760	3,213,007
Weighted average exercise price of outstanding options - end of period	$15.63	$15.13	$14.63
Remaining options available for grant	249,230	412,588	623,304
Vested options at end of period	2,317,799	2,682,156	2,792,434
Weighted average exercise price of vested options – end of period	$15.78	$15.30	$14.92
Cash received for option exercise cost	5,608	3,669	1,012
Income tax benefit recognized	319	371	27
Compensation expense recognized	309	528	967
Remaining unrecognized compensation expense	335	543	567
Weighted average remaining years for which compensation expense is to be recognized	1.8	2.7	1.7
Intrinsic value of options exercised during the period	$871	$1,209	$251
Intrinsic value of outstanding options at period end	722	639	4,003
Intrinsic value of vested options at period end	531	395	3,132
(1) At December 31, 2012, 2011 and 2010, respectively, all outstanding options were ultimately expected to vest.

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2012 were as follows:

	Outstanding Options		Vested Options
Exercise Prices	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
$8.34	71,148	6.3	42,532	7.3
$12.75	78,871	7.3	51,407	8.3
$13.16	146,708	0.1	146,708	1.1
$13.74	859,375	4.3	859,375	5.3
$13.86	24,440	9.3	-	-
$14.92	34,425	5.2	34,425	6.2
$15.10	318,492	2.4	318,492	3.4
$15.46	91,583	8.3	33,765	9.3
$16.45	76,320	2.1	76,320	3.1
$16.73	51,943	5.6	51,943	6.6
$18.18	80,000	5.4	80,000	6.4
$19.90	622,832	1.1	622,832	2.1
Total	2,456,137	3.4	2,317,799	3.1

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the 2004 Stock Incentive Plan.  Awards made to the outside Directors vest over a one year, while officer awards vest ratably over four years.  All awards were made at the fair value of the Holding Company's common stock on the award date.  Compensation expense on all restricted stock awards was thus recorded during the years ended December 31, 2012, 2011 and 2010 based upon the fair value of the shares on the respective dates of grant.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan:

	At or for the Year Ended December 31,
	2012	2011	2010
Unvested allocated shares – beginning of period	324,454	309,783	295,066
Shares granted	141,289	126,304	143,083
Shares vested	135,369	109,649	95,107
Shares forfeited	2,371	1,984	33,259
Unvested allocated shares – end of period	328,003	324,454	309,783
Unallocated shares – end of period	-	-	‑
Compensation recorded to expense	$1,842	$1,578	$1,228
Income tax benefit recognized	70	60	85
Fair value of shares vested during the period	$1,834	$1,671	$1,204
Weighted average remaining years for which compensation expense is to be recognized	1.3	1.3	1.3

Long Term Cash Incentive Payment Plan – During the years ended December 31, 2012, 2011 and 2010, the Company made long term incentive awards to certain officers that were payable in cash.  During the year ended December 31, 2012, such awards were made to eight executive officers, while, during the years ended December 31, 2011 and 2010, such awards were made to only one executive officer.  For each award, a threshold (50% of target), target (100% of target) and maximum (150% of target) payment opportunity is eligible to be earned based on the Company's relative performance on certain measurement goals over a three-year measurement period.  Both the measurement goals and the peer group utilized to determine the Company's relative performance are established at the onset of the measurement period and cannot be altered subsequently.

At December 31, 2012, a liability totaling $1,194 was recorded for expected future payments under the long-term cash incentive payment plan.  This liability reflects the expectation of the most likely payment outcome determined for each individual incentive award (based upon both period-to-date actual and estimated future results for each award period).  During the years ended December 31, 2012, 2011 and 2010, total expense recognized related to long-term cash incentive payment plan awards were $717, $595 and $587, respectively.

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2012 and 2011, the Bank had outstanding commitments to make real estate loans that were accepted by the borrower aggregating approximately $60,470 and $50,033, respectively.  At both December 31, 2012 and 2011, the great majority of these commitments were to originate adjustable-rate real estate loans.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  The primary concentration of credit risks associated with these commitments were geographical (as the majority of committed loans were collateralized by properties located in the New York City metropolitan area) and the proportion of the commitments comprised of multifamily residential and commercial real estate loans.

Unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $37,253 at December 31, 2012 and $36,040 at December 31, 2011.

At December 31, 2012, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity.  At December 31, 2012, this amount approximated $520,000.

Lease Commitments - At December 31, 2012, aggregate minimum annual rental commitments on operating leases were as follows:

Lease Year Ending December 31,	Amount
2013	$3,121
2014	2,784
2015	2,745
2016	2,805
2017	2,851
Thereafter	18,186
Total	$32,492

Rental expense for the years ended December 31, 2012, 2011 and 2010 totaled $3,028, $2,952, and $3,336, respectively.

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

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Gains(Losses) for the Year Ended December 31, 2012
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$930	$930	$-	$-	$89
International Equity Mutual Funds	129	129	-	-	12
Fixed Income Mutual Funds	3,815	3,815	-	-	11
Investment securities available-for-sale:					-
Agency notes	29,945	-	29,945	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,502	1,502	-	-	-
International Equity Mutual Funds	358	358	-	-	-
Fixed Income Mutual Funds	1,145	1,145	-	-	-
MBS available-for-sale	49,021	-	49,021	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Gains(Losses) for the Year Ended December 31, 2011
Trading Securities (Registered Mutual Funds)
Domestic Equity Mutual Funds	$780	$780	$-	$-	$(27)
International Equity Mutual Funds	108	108	-	-	(21)
Fixed Income Mutual Funds	886	886	-	-	14
Investment securities available-for-sale:
Agency notes	170,309	-	170,309	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	3,162	3,162	-	-	-
International Equity Mutual Funds	315	315	-	-	-
Fixed Income Mutual Funds	1,082	1,082	-	-	-
MBS available-for-sale	93,877	-	93,877	-	-

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

The Company's available-for-sale investment securities and MBS at December 31, 2012 were categorized as follows:

Description	Valuation Level
Agency notes	Two
Pass Through MBS or CMOs issued by Government Sponsored Entities ("GSEs")	Two
Mutual fund investments	One
Private issuer MBS or CMOs	Two

The Company's available-for-sale investment securities and MBS at December 31, 2011 were categorized as follows:

Description	Valuation Level
Agency notes	Two
Pass Through MBS or CMOs issued by GSEs	Two
Mutual fund investments	One
Private issuer MBS or CMOs	Two

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both December 31, 2012 and December 31, 2011.  Obtaining market values as of December 31, 2012 and December 31, 2011 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of both December 30, 2012 and December 31, 2011.  Obtaining market values as of December 31, 2012 and December 31, 2011 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Year Ended December 31, 2012
Impaired loans:
Multifamily Residential and Residential Mixed Use Real Estate	450	-	-	450	2,478	(1)
Commercial Real Estate	6,472	-	-	6,472	521	(1)
 (1)  Amount represents charge-offs recognized on impaired loans during the year ended December 31, 2012.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Losses for the Year Ended December 31, 2011
TRUPS(1)	$285	$-	$-	$285	$752
Impaired loans
One- to Four Family Residential and Cooperative Unit	2,013	-	-	2,013	-
Multifamily Residential and Residential Mixed Use Real Estate	1,932	-	-	1,932	2,803	(2)
Mixed Use Commercial Real Estate	2,687	‑	-	2,687	697	(2)
Commercial Real Estate	8,945	-	5,500	3,445	1,720	(2)
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

TRUPS Held to Maturity – The fair value of all TRUPS held to maturity was determined in the manner documented commencing on page F-116.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at December 31, 2012 and 2011 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 2 input), or, more commonly, a recent real estate appraisal (Level 3 input).  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of December 31, 2012, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $8,428, previously recognized principal charge-offs totaling $1,506, and a net recorded balance totaling $6,922.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2012:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Range of Values		Weighted Average Value
$207	Income approach only	Capitalization rate	N/A	*	7.5%
		Reduction for planned expedited disposal	N/A	*	10%

1,215	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%-6.0%		3.8%
		Capitalization rate (income approach component)	7.3%-7.5%		7.4%
		Reduction for planned expedited disposal	10.0%-25.0%		15.6%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale negotiated on terms deemed acceptable	N/A	*	17%
*Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 and December 31, 2011 were as follows:

		Fair Value at December 31, 2012 Using
At December 31, 2012	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$79,076	$79,076		-		-		$79,076
Investment securities held to maturity (TRUPS)	5,927	-		-		6,195		6,195
Loans, net	3,485,258	-		-		3,609,505		3,610,065
Loans held for sale	560	-		560		-		560
Accrued interest receivable	13,518	-		359		13,159		13,518
MSR	1,115	-		1,511		-		1,511
FHLBNY capital stock	45,011	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	1,587,454	1,587,454		-		-		1,587,454
CDs	891,975	-		907,657		-		907,657
Escrow and other deposits	82,753	82,753		-		-		82,753
FHLBNY Advances	842,500	-		885,774		-		885,774
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,528	-		2,827		-		2,827
Commitments to extend credit	1,238	1,238		-		-		1,238

At December 31, 2011	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$43,309	$43,309
Federal funds sold and other short-term investments	951	951
Investment securities held to maturity (TRUPS)	6,511	4,924
Loans, net	3,440,611	3,578,599
Loans held for sale	3,022	3,022
Accrued interest receivable	15,469	15,469
MSR	1,604	2,139
FHLBNY capital stock	49,489	N/	A
Liabilities:
Savings, money market and checking accounts	1,366,150	1,366,150
CDs	977,551	996,022
Escrow and other deposits	71,812	71,812
REPOS	195,000	223,728
FHLBNY Advances	939,775	991,117
Trust Preferred securities payable	70,680	67,146
Accrued interest payable	3,997	3,997
Commitments to extend credit	917	917

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

TRUPS Held to Maturity – At December 31, 2012 and 2011, the Company owned eight TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of December 31, 2012.  As a result, at both December 31, 2012 and 2011, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i) Discount Rate - Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the eight TRUPS, as follows:

(1)
Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of December 31, 2012 ranged from 1.7% to 2.6%, with a weighted average value of 2.3%.

(2)  Current discount rate - the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."  The existing discount rates utilized to compute fair value as of December 31, 2012 ranged from 4.8% to 9.0%, with a weighted average value of 5.8%.

(ii) Defaults – The Company utilized the most recently published Fitch bank scores to estimate potential defaults in the collateral pool of performing issuers underlying the eight securities.  Using a rating scale of 1 to 5 (best-to-worst), all underlying issuers with a Fitch bank rating of 5.0 were assumed to default.  Underlying issuers with a Fitch bank rating of 3.5 through 4.5 were assumed to default at levels ranging from 5% to 75% based upon both their rating as well as whether they had been granted approval to receive funding under the U.S. Department of Treasury's Troubled Asset Relief Program Capital Purchase Program.   Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of December 31, 2012 ranged from 0% to 6.1% of the performing security pool balance, with a weighted average rate of 1.8%.  In addition to the defaults derived from the Fitch bank scores, the Company utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows - The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, the Company utilizes a minimum of two of three additional cash flow valuation models in order to estimate the fair value of TRUPS.  Two of the three independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  The third independent cash flow valuation model was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation model utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the TRUPS market.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.  The Company is not provided detailed information regarding significant unobservable inputs utilized in the independent valuations.

Loans, Net - The fair value of impaired loans that are measured at fair value is determined in the manner described commencing on page F-114.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair value of loans receivable other than impaired loans measured at fair value, is shown under the Level 3 valuation column.

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

Accrued Interest Receivable - The estimated fair value of accrued interest receivable approximates its carrying amount, and is deemed to be valued at an input level comparable to its underlying financial asset.

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

Trust Preferred Securities Payable - The fair value of trust preferred securities payable is estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements (deemed a Level 2 valuation), and is provided to the Company quarterly independently by a market maker in the underlying security.

Accrued Interest Payable - The estimated fair value of accrued interest payable approximates its carrying amount, and is deemed to be valued at an input level comparable to its underlying financial liability.

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

18.   TREASURY STOCK

The Holding Company did not purchase any shares of its common stock into treasury during the years ended December 31, 2012 or 2011.

19.   REGULATORY MATTERS

The Bank is subject to regulation, examination, and supervision by the New York State Department of Financial Services ("NYSDFS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized.  The FDIC utilizes these categories of capital adequacy to determine various matters, including, but not limited to, prompt corrective action and deposit insurance premium assessment levels.  Capital levels and adequacy classifications may also be subject to qualitative judgments by the Bank's regulators regarding, among other factors, the components of capital and risk weighting.

Quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total risk-based capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2012 and 2011, the Bank exceeded all minimum capital adequacy requirements to which it was subject.  At December 31, 2011, the Bank's primary regulator was the Office of the Comptroller of the Currency, whose capital adequacy requirements were the same as those mandated by the NYSDFS and FDIC at December 31, 2012.

As of December 31, 2012 and 2011, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Bank was required to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$383,042	9.98%	$153,493	4.0%	$191,866	5.00%
Leverage capital	383,042	9.98	153,493	4.0%	191,866	5.00
Tier I risk-based capital (to risk weighted assets)	383,042	12.98	114,191	4.0%	171,286	6.00
Total risk-based capital (to risk weighted assets)	405,077	13.72	228,232	8.0%	285,477	10.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$359,838	9.11%	$118,561	3.0%	$197,602	5.00%
Leverage capital	359,838	9.11	158,082	4.0%	197,602	5.00
Tier I risk-based capital (to risk weighted assets)	347,822	11.56	120,380	4.0%	180,570	6.00
Total risk-based capital (to risk weighted assets)	368,317	12.24	240,760	8.0%	300,950	10.00

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2012			At December 31, 2011
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
Stockholders' equity	$428,892	$428,892	$428,892	$405,403	$405,403	$405,403
Non-allowable assets:
MSR	(111)	(111)	(111)	(162)	(162)	(162)
Accumulated other comprehensive loss	9,899	9,899	9,899	10,235	10,235	10,235
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	383,042	383,042	383,042	359,838	359,838	359,838
General regulatory valuation allowance	-	-	22,035	-	-	8,479
Total (Tier 2) risk based capital	383,042	383,042	405,077	359,838	359,838	368,317
Minimum capital requirement	153,493	153,493	228,232	118,561	158,082	240,760
Regulatory capital excess	$229,549	$229,549	$176,845	$241,277	$201,756	$127,557

20.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2012 and 2011:

	For the three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net interest income	$33,394	$34,498	$33,398	$8,551	(1)
Provision for loan losses	1,457	2,275	126	63
Net interest income after provision for loan losses	31,937	32,223	33,272	8,488
Non-interest income	1,790	2,988	2,574	16,498	(1)
Non-interest expense	16,408	15,676	15,771	14,717
Income before income taxes	17,319	19,535	20,075	10,269
Income tax expense	7,072	8,004	8,280	3,534
Net income	$10,247	$11,531	$11,795	$6,735
Earnings per share (2):
Basic	$0.30	$0.34	$0.34	$0.19
Diluted	$0.30	$0.34	$0.34	$0.19
(1) During the three months ended December 31, 2012, a charge of $25,582 on the prepayment of REPOS was recognized as a reduction to net interest income, and a gain on the sale of premises and fixed assets of $13,726 was recognized as a component of non-interest income.
(2) The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

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

21.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2012 and 2011, and the related statements of operations and cash flows for the years ended December 31, 2012, 2011 and 2010, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., and its unconsolidated subsidiary, Dime Community Capital Trust I, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,	At December 31,
	2012	2011
ASSETS:
Cash and due from banks	$17,684	$10,454
Investment securities available-for-sale	3,006	4,559
Trading securities	4,874	1,774
MBS available-for-sale	716	788
ESOP loan to subsidiary	3,567	3,721
Investment in subsidiaries	429,533	406,045
Other assets	3,664	5,530
Total assets	$463,044	$432,871

LIABILITIES AND STOCKHOLDERS' EQUITY:
Trust Preferred securities payable	$70,680	$70,680
Other liabilities	790	1,157
Stockholders' equity	391,574	361,034
Total liabilities and stockholders' equity	$463,044	$432,871

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME(1)

	Year Ended December 31,
	2012	2011	2010
Net interest loss	$(4,830)	$(4,831)	$(5,651)
Dividends received from Bank	20,000	20,000	24,000
Non-interest income	1,493	453	1,388
Non-interest expense	(635)	(516)	(411)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	16,028	15,106	19,326
Income tax credit	1,823	2,277	1,826
Income before equity in undistributed earnings of direct subsidiaries	17,851	17,383	21,152
Equity in undistributed earnings of subsidiaries	22,457	29,926	20,237
Net income	$40,308	$47,309	$41,389
 (1) Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2012, 2011 and 2010.

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from Operating Activities:
Net income	$40,308	$47,309	$41,389
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(22,457)	(29,926)	(20,237)
Net gain on the sale of investment securities available for sale	(941)	(22)	(609)
Net gain on the transfer of securities into trading	-	-	(242)
Net (gain) loss on trading securities	(103)	34	(75)
Net amortization	-	-	(66)
Decrease (Increase) in other assets	1,866	(296)	694
(Decrease) Increase in other liabilities	(149)	71	(268)
Net cash provided by operating activities	18,524	17,170	20,586

Cash flows from Investing Activities:
Proceeds from sale of investment securities available-for-sale	2,418	226	2,527
Purchases of investment securities available-for-sale	(403)	(291)	(1,433)
Reimbursement from subsidiary for purchases of investment securities available-for-sale	3,062	275	-
Net purchases of trading securities	(2,997)	(318)	(24)
Principal collected on MBS available-for-sale	72	70	85
Principal repayments on ESOP loan	154	142	132
Net cash provided by investing activities	2,306	104	1,287

Cash flows from Financing Activities:
Common stock issued for exercise of stock options	5,608	3,669	1,012
Cash dividends paid to stockholders	(19,208)	(18,887)	(18,628)
Proceeds disbursed for the repayment of subordinated note	-	-	(25,000)
Proceeds disbursed for the re-acquisition of trust preferred securities payable	-	-	-
Net cash used in financing activities	(13,600)	(15,218)	(42,616)

Net increase (decrease) in cash and due from banks	7,230	2,056	(20,743)
Cash and due from banks, beginning of period	10,454	8,398	29,141
Cash and due from banks, end of period	$17,684	$10,454	$8,398

*   *   *   *   *

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc.
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
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
   Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (5)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (12)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (12)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (12)
10.4	Employment Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (12)
10.5	Employment Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (12)
10.6	Employment Agreement between Dime Community Bancshares, Inc. and Kenneth J. Mahon (12)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (14)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (11)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (9)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (9)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (3)
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
10.19
Option Conversion Certificates between Dime Community Bancshares, Inc. and each of Messrs. Russo, Segrete, Calamari, Latawiec, O'Gorman, and Ms. Swaya pursuant to Section 1.6
   (b) of the Agreement and Plan of Merger, dated as of July 18, 1998 by and between Dime Community Bancshares, Inc. and Financial Bancorp, Inc. (4)

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (13)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (Amended and Restated Effective January 1, 2010) (10)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
10.32	Amendment to the Benefit Maintenance Plan (15)
10.33	Amendments to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates
12.1	Computation of ratio of earnings to fixed charges
23.1	Consent of Crowe Horwath LLP

31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2012 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012