Form 10-Q
period 2013-03-31
DIME COMMUNITY BANCSHARES INC
filed 2013-05-10
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                      March 31, 2013
OR

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
YES  ☒                          NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   ☒                          NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Classes of Common Stock	Number of Shares Outstanding at May 7, 2013
$.01 Par Value	36,032,913

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the Three-Months Ended March 31, 2013 and 2012	4
	Condensed Consolidated Statements of Comprehensive Income for the Three-Months Ended March 31, 2013 and 2012	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2013 and 2012	5
	Condensed Consolidated Statements of Cash Flows for the three Months Ended March 31, 2013 and 2012	6
	Notes to Condensed Consolidated Financial Statements	7-28
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41-42
Item 4.	Controls and Procedures	42
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 5.	Other Information	43
Item 6.	Exhibits	43-45
	Signatures	45

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)
	March 31, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$141,656	$79,076
Total cash and cash equivalents	141,656	79,076
Investment securities held-to-maturity (estimated fair value of $5,529 and $6,267 at March 31, 2013 and December 31, 2012, respectively)(fully unencumbered)	5,746	5,927
Investment securities available-for-sale, at fair value (fully unencumbered):	18,330	32,950
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered):	43,383	49,021
Trading securities	4,978	4,874
Loans:
Real estate, net	3,544,387	3,503,385
Other loans	1,967	2,423
Less allowance for loan losses	(20,530)	(20,550)
Total loans, net	3,525,824	3,485,258
Loans held for sale	469	560
Premises and fixed assets, net	30,065	30,518
Federal Home Loan Bank of New York ("FHLBNY") capital stock	40,736	45,011
Other real estate owned ("OREO")	585	-
Goodwill	55,638	55,638
Other assets	114,915	116,566
Total Assets	$3,982,325	$3,905,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,429,061	$2,320,285
Non-interest bearing deposits	172,254	159,144
Total deposits	2,601,315	2,479,429
Escrow and other deposits	119,452	82,753
FHLBNY advances	747,500	842,500
Trust Preferred securities payable	70,680	70,680
Other liabilities	42,878	38,463
Total Liabilities	3,581,825	3,513,825
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2013 and December 31, 2012)	-	‑
Common stock ($0.01 par, 125,000,000 shares authorized, 52,178,819 shares and 52,021,149 shares issued at March 31, 2013 and December 31, 2012, respectively, and 35,871,939 shares and 35,714,269 shares outstanding at March 31, 2013 and December 31, 2012, respectively)	522	520
Additional paid-in capital	241,464	239,041
Retained earnings	384,855	379,166
Accumulated other comprehensive loss, net of deferred taxes	(9,421)	(9,640)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,950)	(3,007)
Unearned Restricted Stock Award common stock	(2,596)	(3,122)
Common stock held by Benefit Maintenance Plan ("BMP")	(8,800)	(8,800)
Treasury stock, at cost (16,306,880 shares at both March 31, 2013 and December 31, 2012)	(202,574)	(202,584)
Total Stockholders' Equity	400,500	391,574
Total Liabilities And Stockholders' Equity	$3,982,325	$3,905,399
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans secured by real estate	$43,148	$50,513
Other loans	25	20
Mortgage-backed securities	459	947
Investment securities	129	315
Federal funds sold and other short-term investments	544	674
Total interest income	44,305	52,469
Interest expense:
Deposits and escrow	5,201	5,726
Borrowed funds	6,790	13,349
Total interest expense	11,991	19,075
Net interest income	32,314	33,394
Provision for loan losses	157	1,457
Net interest income after provision for loan losses	32,157	31,937
Non-interest income:
Other than temporary impairment ("OTTI") losses:	-	(187)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	6
Net OTTI recognized in earnings	-	(181)
Service charges and other fees	712	795
Net mortgage banking income	161	121
Net gain on securities	210	106
Income from bank owned life insurance	413	421
Other	402	528
Total non-interest income	1,898	1,790
Non-interest expense:
Salaries and employee benefits	8,933	8,984
Stock benefit plan amortization expense	1,018	951
Occupancy and equipment	2,532	2,471
Federal deposit insurance premiums	511	599
Data processing costs	812	731
Other	2,503	2,672
Total non-interest expense	16,309	16,408
Income before income taxes	17,746	17,319
Income tax expense	7,176	7,072
Net income	$10,570	$10,247
Earnings per Share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.30

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

Net Income	$10,570	$10,247
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $27 and $21 during the three months ended March 31, 2013 and 2012, respectively	34	25
Reduction in non-credit component of OTTI charge, net of taxes of $4 and $5 during the three months ended March 31, 2013 and 2012, respectively	4	5
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(3) during the three months ended March 31, 2012	-	(3)
Reclassification adjustment for securities sold during the period, net of taxes of $(50) during the three months ended March 31, 2013	(60)	-
Net unrealized securities gains arising during the period, net of taxes of $196 and $27 during the three months ended March 31, 2013 and 2012, respectively	241	35
Defined benefit plan adjustments, net of taxes of $256 during the three months ended March 31, 2012	-	312
Comprehensive Income	$10,789	$10,621

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Common Stock (Par Value $0.01):
Balance at beginning of period	$520	$516
Shares issued in exercise of options	2	-
Balance at end of period	522	516
Additional Paid-in Capital:
Balance at beginning of period	239,041	231,521
Stock options exercised	2,060	592
Tax benefit of stock plans	71	91
Amortization of excess fair value over cost – ESOP stock and stock options expense	292	302
Balance at end of period	241,464	232,506
Retained Earnings:
Balance at beginning of period	379,166	358,079
Net income for the period	10,570	10,247
Cash dividends declared and paid	(4,881)	(4,767)
Balance at end of period	384,855	363,559
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(9,640)	(9,709)
Amortization and reversal of net unrealized loss on securities transferred from available-for- sale to held-to-maturity, net of tax	34	25
Reduction in non-credit component of OTTI charge, net of tax	4	5
Non-credit component of OTTI charge recognized during the period, net of tax	-	(3)
Increase in unrealized gain on available-for-sale securities during the period, net of reclassification and tax	181	35
Adjustments related to defined benefit plans, net of tax	-	312
Balance at end of period	(9,421)	(9,335)
ESOP:
Balance at beginning of period	(3,007)	(3,239)
Amortization of earned portion of ESOP stock	57	58
Balance at end of period	(2,950)	(3,181)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,122)	(3,037)
Amortization of earned portion of restricted stock awards	526	438
Balance at end of period	(2,596)	(2,599)
Treasury Stock, at cost:
Balance at beginning of period	(202,584)	(204,442)
Release from treasury stock for benefit plan awards	10	-
Balance at end of period	(202,574)	(204,442)
Common Stock Held by BMP:
Balance at beginning of period	(8,800)	(8,655)
Balance at end of period	(8,800)	(8,655)

Total Stockholders' Equity	$400,500	$368,369

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In thousands)
	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,570	$10,247
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of loans originated for sale	(12)	(2)
Net gain on sale of investment securities available-for-sale	(110)	-
Net gain on trading securities	(100)	(106)
Net depreciation and amortization	720	677
ESOP compensation expense	286	275
Stock plan compensation (excluding ESOP)	599	523
Provision for loan losses	157	1,457
Write down of OREO	180	-
Credit to reduce the liability for loans sold with recourse	(92)	-
OTTI charge for investment securities recognized in earnings	-	181
Increase in cash surrender value of Bank Owned Life Insurance	(413)	(421)
Deferred income tax provision (credit)	55	(93)
Excess tax benefit of stock plans	(71)	(91)
Changes in assets and liabilities:
Origination of loans held for sale	(1,393)	(1,137)
Proceeds from sale of loans held for sale	1,496	3,716
Decrease in other assets	1,900	697
Increase in other liabilities	4,507	4,322
Net cash provided by operating activities	18,279	20,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments of investment securities held-to-maturity	279	176
Proceeds from calls and principal repayments of investment securities available-for-sale	14,750	90,320
Proceeds from sales of investment securities available-for-sale	366	-
Proceeds from sales of trading securities	131	-
Purchases of investment securities available-for-sale	(372)	(39,758)
Purchases of mortgage backed securities available-for-sale	-	(23,186)
Purchases of trading securities	(135)	(6)
Principal collected on mortgage backed securities available-for-sale	5,911	10,335
Purchases of loans	(3,750)	(2,178)
Proceeds from the sale of portfolio loans	4,079	12,664
Net (increase) decrease in loans	(41,817)	27,401
Purchases of fixed assets, net	(253)	(505)
Redemption of FHLBNY capital stock	4,275	2,475
Net cash (used in) provided by investing activities	(16,536)	77,738
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	121,886	43,428
Net increase in escrow and other deposits	36,699	38,162
Decrease in securities sold under agreement to repurchase ("REPO") borrowings.	-	(40,000)
Repayment of FHLBNY advances	(95,000)	(55,000)
Cash dividends paid	(4,881)	(4,767)
Exercise of stock options	2,062	592
Excess tax benefit of stock plans	71	91
Net cash provided by (used in) financing activities	60,837	(17,494)
INCREASE IN CASH AND DUE FROM BANKS	62,580	80,489
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	79,076	44,260
CASH AND DUE FROM BANKS, END OF PERIOD	$141,656	$124,749
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$7,623	$8,200
Cash paid for interest	11,998	18,696
Loans transferred to held for sale	-	1,000
Loans transferred to OREO	765	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	34	46
Net decrease in non-credit component of OTTI	(4)	(3)
Adjustments to other comprehensive income from defined benefit plans, net of tax	-	312
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

The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank's principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate and mixed used loans, as well as mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Enterprises ("GSEs"), and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2013 and December 31, 2012, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2013 and 2012, and the changes in stockholders' equity and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2013.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying condensed consolidated financial statements utilizing significant estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2012 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

4.   TREASURY STOCK

The Holding Company did not repurchase any of its common stock into treasury during the three months ended March 31, 2013 or 2012.

5.   OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available for sale are included in the line entitled net gain securitiesin the accompanying consolidated statements of operations.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended March 31, 2013
Securities held-to maturity and transferred securities
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	61	27	34
Total securities held-to-maturity and transferred securities	69	31	38
Securities available-for-sale
Reclassification adjustment for net gains included in net income	(110)	(50)	(60)
Change in net unrealized gain during the period	437	196	241
Total securities available-for-sale	327	146	181
Total other comprehensive income	$396	$177	$219
Three Months Ended March 31, 2012
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$4	$2	$2
Change in unrealized loss on securities transferred to held to maturity	46	21	25
Total securities held-to-maturity and transferred securities	50	23	27
Securities available-for-sale:
Change in net unrealized gain during the period	62	27	35
Total securities available-for-sale	62	27	35
Defined benefit plans:
Change in the net actuarial gain or loss	568	256	312
Total defined benefit plans	568	256	312
Total other comprehensive income	$680	$306	$374

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumlated Other Comprehensive Gain (Loss)
Balance as of January 1, 2013	$(1,043)	$1,178	$(9,775)	$(9,640)
Other comprehensive income before reclassifications	38	241	-	279
Amounts reclassified from accumulated other comprehensive loss	-	(60)	-	(60)
Net other comprehensive income during the period	38	181	-	219
Balance as of March 31, 2013	$(1,005)	$1,359	$(9,775)	$(9,421)

Balance as of January 1, 2012	$(1,316)	$3,078	$(11,471)	$(9,709)
Other comprehensive income before reclassifications	27	35	312	374
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net other comprehensive income during the period	27	35	312	374
Balance as of March 31, 2012	$(1,289)	$3,113	$(11,159)	$(9,335)

6.   EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing income attributable to common stock by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury stock and unallocated ESOP shares are excluded.  Vested restricted stock award shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.   Unvested restricted stock award shares are recognized as a special class of securities under ASC 260.

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2013	2012
Net income per the Consolidated Statements of Operations	$10,570	$10,247
Less: Dividends paid and earnings allocated to participating securities	(46)	(45)
Income attributable to common stock	$10,524	$10,202
Weighted average common shares outstanding, including participating securities	34,823,296	34,045,677
Less: weighted average participating securities	(325)	(324)
Weighted average common shares outstanding	34,822,971	34,045,353
Basic EPS	$0.30	$0.30
Income attributable to common stock	$10,524	$10,202
Weighted average common shares outstanding	34,822,971	34,045,353
Weighted average common equivalent shares outstanding	56,268	96,222
Weighted average common and equivalent shares outstanding	34,879,239	34,141,575
Diluted EPS	$0.30	$0.30

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 1,300,035 and 1,282,607 weighted-average stock options outstanding for the three-month periods ended March 31, 2013 and 2012, respectively, that were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three months ended March 31, 2013 and 2012, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2012, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.  There were no grants of stock options during the three months ended March 31, 2013 or 2012.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended March 31,
	2013	2012
Options outstanding – beginning of period	2,456,137	2,893,760
Options granted	-	-
Options exercised	(157,670)	(61,247)
Options forfeited	(3,095)	-
Options outstanding – end of period	2,295,372	2,832,513
Intrinsic value of options exercised	$150	$279
Compensation expense recognized	73	85
Remaining unrecognized compensation expense	261	459
Intrinsic value of outstanding options at period end	1,070	2,291
Intrinsic value of vested options at period end	841	1,856
Weighted average exercise price of vested options – end of period	15.98	15.43

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended March 31,
	2013	2012
Unvested allocated shares – beginning of period	328,003	324,454
Shares granted	-	-
Shares vested	(6,855)	-
Shares forfeited	-	-
Unvested allocated shares – end of period	321,148	324,454
Compensation recorded to expense	$526	$438

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate and construction and land acquisition loans, as well as one-to four family residential and cooperative apartment loans with balances in excess of the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area ("FNMA Limits").  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

The Bank had no loans classified as Doubtful at both March 31, 2013 and December 31, 2012.  All loans not classified as Special Mention or Substandard were deemed pass loans at both March 31, 2013 and December 31, 2012.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at March 31, 2013
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Pass	$63,163	$2,700,314	$328,870	$377,646	$-	$3,469,993
Special Mention	6,759	7,086	3,597	6,196	-	23,638
Substandard	2,429	3,524	8,590	22,136	416	37,095
Total real estate loans individually assigned a credit grade	$72,351	$2,710,924	$341,057	$405,978	$416	$3,530,726
Real estate loans not individually assigned a credit grade (1)	$13,661	‑	‑	‑	‑	$13,661
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at March 31, 2013	Balance at December 31, 2012
Performing	$1,960	$2,415
Non-accrual	7	8
Total	$1,967	$2,423

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At March 31, 2013
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$304	$192	$-	$697	$1,193	$84,819	$86,012
Multifamily residential and residential mixed use	916	-	186	809	1,911	2,709,013	2,710,924
Mixed use commercial real estate	-	-	-	1,159	1,159	339,898	341,057
Commercial real estate	563	-	-	5,500	6,063	399,915	405,978
Construction	-	-	-	-	-	416	416
Total real estate	$1,783	$192	$186	$8,165	$10,326	$3,534,062	$3,544,387
Consumer	$5	$5	$-	$7	$17	$1,950	$1,967
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2013.

At December 31, 2012
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$336	$155	$-	$938	$1,429	$90,447	$91,876
Multifamily residential and residential mixed use	6,451	-	190	507	7,148	2,669,221	2,676,369
Mixed use commercial real estate	-	-	-	1,170	1,170	338,963	340,133
Commercial real estate	207	-	-	6,265	6,472	388,059	394,531
Construction	-	-	-	-	-	476	476
Total real estate	$6,994	$155	$190	$8,880	$16,219	$3,487,166	$3,503,385
Consumer	$2	$5	$-	$8	$15	$2,408	$2,423
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2012.

Accruing Loans 90 Days or More Past Due:

The Bank owned one real estate loan with an outstanding balance of $186 at March 31, 2013 and $190 at December 31, 2012, that was 90 days or more past due on its contractual balloon principal payment and continued to make monthly payments consistent with its initial contractual amortization schedule exclusive of the balloon payment.  This loan, which is both well secured and expected to be refinanced during the year ending December 31, 2013, remained on accrual status at both March 31, 2013 and December 31, 2012, and was deemed a performing asset.

Troubled Debt Restructured Loans ("TDRs").

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of March 31, 2013		As of December 31, 2012
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential and cooperative unit	3	$944	3	$948
Multifamily residential and residential mixed use	5	1,933	5	1,953
Mixed use commercial real estate	1	724	1	729
Commercial real estate	11	43,738	13	47,493
Total real estate	20	$47,339	22	$51,123

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of March 31, 2013		As of December 31, 2012
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	20	$47,339	22	$51,123
TDRs on accrual status at period end	18	41,444	20	44,858
TDRs on non-accrual status at period end	2	5,895	2	6,265

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank's policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under either the Bank's policy and/or the criteria related to accrual of interest established by agency regulations.

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both March 31, 2013 and December 31, 2012.

The following table summarizes activity related to TDRs for the periods indicated:

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	-	-	-	1	$459	$459
Commercial real estate	-	-	-	2	4,430	4,430
TOTAL	-	-	-	3	$4,889	$4,889

During the three months ended March 31, 2012, the Company made modifications to other existing loans that were deemed both insignificant and sufficiently temporary in nature, thus not warranting classification as TDRs.  Such activity was immaterial.

The Bank's allowance for loan losses at March 31, 2013 reflected $490 of allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2012 reflected $520 of allocated reserve associated with TDRs.  Activity related to reserves associated with TDRs was immaterial during the three months ended March 31, 2013.  During the three months ended March 31, 2012, allocated reserves totaling $1,013 associated with nine TDRs were removed, as improvement in the underlying conditions of these loans resulted in the determination that the allocated reserve was no longer warranted.  In addition, during the three months ended March 31, 2012 $154, of reserves were charged-off upon the disposal of two TDRs.

As of March 31, 2013 and December 31, 2012, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three months ended March 31, 2013 and 2012 (thus no significant impact to the allowance for loan losses during those periods).

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

Delinquent Serviced Loans Subject to a Recourse Obligation

As of March 31, 2013 and December 31, 2012, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").

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

At March 31, 2013, within the pool of multifamily loans sold to FNMA, there was one $474 loan 90 days or more delinquent and one $228 loan delinquent between 30 and 89 days.  At December 31, 2012, within the pool of multifamily loans sold to FNMA, there was one $474 loan 90 days or more delinquent and one $229 loan delinquent between 30 and 89 days.

9.   ALLOWANCE FOR LOAN LOSSES AND LIABILITY FOR FIRST LOSS POSITION

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans;  (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): 1) real estate loans; and 2) consumer loans.  Within the segments, the Bank analyzes the allowance based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both March 31, 2013 and December 31, 2012.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment is charged off immediately, impairment measured from a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both March 31, 2013 and December 31, 2012.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both March 31, 2013 and December 31, 2012, the reserve allocated within the allowance for loan losses associated with loans internally classified as Substandard (excluding impaired loans internally designated as Substandard) reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  This reserve allocation was determined in a manner substantially similar to non-impaired Special Mention loans at both March 31, 2013 and December 31, 2012.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $697 at March 31, 2013 and $795 at December 31, 2012.  The decline resulted primarily from a reduction of $2,099 in the balance of such loans from December 31, 2012 to March 31, 2013.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both March 31, 2013 and December 31, 2012, the reserve allocated within the allowance for loan losses associated with loans internally classified as Special Mention (excluding impaired loans internally designated as Special Mention) reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at March 31, 2013 and December 31, 2012.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans increased from $145 at December 31, 2012 to $242 at March 31, 2013, due primarily to an increase in the estimated loss percentage determined to be applied to such loans from December 31, 2012 to March 31, 2013.

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

(ii) Economic conditions - At both March 31, 2013 and December 31, 2012, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

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

(v) Loan Seasoning – The Bank analyzes its charge-off history in order to determine whether loans that are over three years past their origination date (referred to as seasoned loans) have experienced lower loss levels, and would thus warrant a lower expected loss percentage.  This element was given minimal consideration in the March 31, 2013 and December 31, 2012 evaluations.  The minimal consideration resulted from an analysis of the loss experience recognized during the recent recessionary period, which concluded that the age or seasoning of a loan did not inversely correlate to the Bank's loss experience.

Consumer Loans

Due to their small individual balances, the Bank does not evaluate individual consumer loans for impairment.  Loss percentages are applied to aggregate consumer loans based upon both their delinquency status and loan type.  These loss percentages are derived from a combination of the Company's historical loss experience and/or nationally published loss data on such loans.  Consumer loans in excess of 120 days delinquent are typically fully charged off against the allowance for loan losses.

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended March 31, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27
Provision (credit) for loan losses	92	(298)	87	273	(2)	152	5
Charge-offs	(88)	(111)	-	(4)	-	(203)	(6)
Recoveries	2	-	29	1	-	32	-
Ending balance	$350	$13,890	$2,590	$3,652	$22	$20,504	$26

Ending balance – loans individually evaluated for impairment	$1,209	$2,347	$1,882	$43,739	$-	$49,177	$-
Ending balance – loans collectively evaluated for impairment	84,803	2,708,577	339,175	362,239	416	3,495,210	1,967
Allowance balance associated with loans individually evaluated for impairment	7	-	-	483	-	490	-
Allowance balance associated with loans collectivelly evaluated for impairment	343	13,890	2,590	3,169	22	20,014	26

At or for the Three Months Ended March 31, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26
Provision (reduction)	363	399	1,251	(441)	(121)	1,451	6
Charge-offs	(531)	(897)	(526)	(323)	(3)	(2,280)	(8)
Recoveries	1	23	-	1	‑	25	-
Transfer from (to) reserve for loan commitments	-	33	(4)	(9)	-	20	-
Ending balance	$313	$13,871	$2,249	$3,011	$-	$19,444	$24

At December 31, 2012
Ending balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27

Ending balance – loans individually evaluated for impairment	$1,291	$2,460	$1,900	$47,493	$-	$53,144	$-
Ending balance – loans collectively evaluated for impairment	90,585	2,673,909	338,233	347,038	476	3,450,241	2,423
Allowance balance associated with loans individually evaluated for impairment	7	-	-	513	-	520	-
Allowance balance associated with loans collectivelly evaluated for impairment	337	14,299	2,474	2,869	24	20,003	27

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment).

	At March 31, 2013
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,076	$998	$-
With an allocated reserve	257	211	7
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,347	2,347	-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,882	1,882	‑
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	29,646	28,532	‑
With an allocated reserve	15,207	15,207	483
Construction
With no allocated reserve	-	-	‑
With an allocated reserve	-	-	‑
Total
With no allocated reserve	$34,951	$33,759	$-
With an allocated reserve	$15,464	$15,418	$490
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2012
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,079	$1,079	$-
With an allocated reserve	258	212	7
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,767	2,460	-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,900	1,900	‑
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	33,416	32,217	‑
With an allocated reserve	15,276	15,276	513
Construction
With no allocated reserve	-	-	‑
With an allocated reserve	-	-	‑
Total
With no allocated reserve	$39,162	$37,656	$-
With an allocated reserve	$15,534	$15,488	$520
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,039	$10	$1,104	$12
With an allocated reserve	211	5	706	‑
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,403	48	7,569	131
With an allocated reserve	-	-	1,050	‑
Mixed Use Commercial Real Estate
With no allocated reserve	1,891	52	3,880	24
With an allocated reserve	-	-	480	‑
Commercial Real Estate
With no allocated reserve	30,375	398	23,701	498
With an allocated reserve	15,241	258	27,295	190
Construction
With no allocated reserve	-	-	‑	‑
With an allocated reserve	-	-	‑	-
Total
With no allocated reserve	$35,708	$508	$36,254	$665
With an allocated reserve	$15,452	$263	$29,531	$190

Reserve Liability for First Loss Position

At both March 31, 2013 and December 31, 2012, the Bank serviced a pool of loans that were sold to FNMA and were subject to the First Loss Position.  The Bank maintains a reserve liability in relation to the First Loss Position that reflects estimated losses on this loan pool at each period end.  For performing loans within the FNMA serviced pool, the reserve recognized is based upon the historical loss experience on this loan pool.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related liability:

	At or for the Three Months Ended March 31,
	2013	2012
Outstanding balance of multifamily loans serviced for FNMA at period end	$244,159	$300,347
Total First Loss Position at end of period	15,428	16,356
Reserve Liability on the First Loss Position
Balance at beginning of period	$1,383	$2,993
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	‑
Credit for losses on problem loans(1)	(92)	‑
Charge-offs and other net reductions in balance	-	(35)
Balance at period end	$1,291	$2,958
(1) Amount recognized as a component of mortgage banking income during the period.

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company at March 31, 2013:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$16,524	$7,578	$(625)	-	$(1,207	)(2)	$5,746	$(217)	$5,529
Investment securities available for sale:
Registered Mutual Funds	2,780	2,674	-	503	-		3,177	-	3,177
Agency notes	15,070	15,070	-	83	-		15,153	-	15,153
Pass-through MBS issued by GSEs	38,355	38,355	-	1,854	-		40,209	-	40,209
Collateralized mortgage obligations ("CMOs") issued by GSEs	1,515	1,515	-	16	-		1,531	-	1,531
Private issuer pass through MBS	812	812	-	10	-		822	-	822
Private issuer CMOs	813	813	-	8	-		821	-	821
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2012:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Gains	Fair Value
Investment securities held-to-maturity:
TRUPS	$16,773	$7,828	$(633)	‑	$(1,268	)(2)	$5,927	$340	$6,267
Investment securities available for sale:
Registered Mutual Funds	2,904	2,556	-	449	-		3,005	-	3,005
Agency notes	29,820	29,820	-	125	-		29,945	-	29,945
Pass-through MBS issued by GSEs	43,142	43,142	-	1,561	(25)		44,678	-	44,678
CMOs issued by GSEs	2,436	2,436	-	26	-		2,462	-	2,462
Private issuer pass through MBS	962	962	-	-	(7)		955	-	955
Private issuer CMOs	908	908	-	18	-		926	-	926
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At March 31, 2013, the agency note investments in the table on the preceding page had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
Due after one year through three years	$15,000	$15,083
Due after three years through five years	70	70
TOTAL	$15,070	$15,153

The held-to-maturity TRUPS had a weighted average term to maturity of 21.8 years at March 31, 2013.  At March 31, 2013, MBS available-for-sale (which included pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 17.1 years and a weighted average estimated duration of 1.2 years.  There were no sales of investment securities either held-to-maturity or available-for-sale or sales of MBS available-for-sale during the three-months ended March 31, 2013 or 2012.

As of each reporting period through March 31, 2013, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for the TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of March 31, 2013, six TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At March 31, 2013, these six securities had credit ratings ranging from "C" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended March 31, 2013			At or for the Three Months Ended March 31, 2012
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,945	$634	$9,579	$8,974	$930	$9,904
OTTI recognized on securities with previous OTTI	-	-	-	181	6	187
Reductions and transfers to credit-related OTTI	-	-	-	‑	-	-
Amortization of previously recognized OTTI	1	(9)	(8)	‑	(10)	(10)
Cumulative balance at end of the period	$8,946	$625	$9,571	$9,155	$926	$10,081

The following table summarizes the gross unrealized losses and fair value of investment securities as of March 31, 2013, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$3,776	$1,411	$3,776	$1,411
(1)    At March 31, 2013, the recorded balance of these securities was $3,980.  This balance reflected the remaining unrealized loss of $1,207 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.
TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2013, impairment of two of the TRUPS, with an amortized cost of $5,187, was deemed temporary.  These securities remained in an unrealized loss for 12 or more consecutive months, and their cumulative unrealized loss was $1,411 at March 31, 2013, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At March 31, 2013, both of these securities had ratings ranging from "BB-" to "Ba1."  Despite both the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at March 31, 2013 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continued to make their contractual payments of principal and interest.  In making this determination, management considered the following:

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

                 The following summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2012, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$3,705	$1,732	$3,705	$1,732
Available-for-Sale Securities:
Federal Home Loan Mortgage Corporation pass-through certificates	$5,867	$25	$-	$-	$5,867	$25
Private label MBS	-	-	954	7	954	7
(1)            At December 31, 2012, the recorded balance of these securities was $4,170.  This balance reflected the remaining unrealized loss of $1,268 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, these unrealized losses are currently being amortized over the remaining estimated life of these securities.

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

Assets Measured at Fair Value on a Recurring Basis at March 31, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,031	$1,031	$-	$-
International Equity Mutual Funds	132	132	-	-
Fixed Income Mutual Funds	3,815	3,815	-	-
Investment securities available-for-sale:
Agency notes	15,153	-	15,153	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,663	1,663	-	-
International Equity Mutual Funds	367	367	-	-
Fixed Income Mutual Funds	1,147	1,147	-	-
Pass-through MBS issued by GSEs	40,209	-	40,209	-
CMOs issued by GSEs	1,531	-	1,531	-
Private issuer pass through MBS	822	-	822	-
Private issuer CMOs	821	-	821	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$930	$930	$-	$-
International Equity Mutual Funds	129	129	-	-
Fixed Income Mutual Funds	3,815	3,815	-	-
Investment securities available-for-sale:
Agency notes	29,945	-	29,945	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,502	1,502	-	-
International Equity Mutual Funds	358	358	-	-
Fixed Income Mutual Funds	1,145	1,145	-	-
Pass-through MBS issued by GSEs	44,678	-	44,678	-
CMOs issued by GSEs	2,462	-	2,462	-
Private issuer pass through MBS	955	-	955	-
Private issuer CMOs	926	-	926	-

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

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both March 31, 2013 and December 31, 2012.  Obtaining market values as of March 31, 2013 and December 31, 2012 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of both March 31, 2013 and December 31, 2012.  Obtaining market values as of March 31, 2013 and December 31, 2012 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential and Cooperative Unit	$477	-	-	$477
Commercial Real Estate	5,707	-	-	5,707
OREO	585	-	-	585

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
Multifamily Residential and Residential Mixed Use Real Estate	$450	-	-	$450
Commercial Real Estate	6,472	-	-	6,472

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2013 and December 31, 2012 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 2 input), or, more commonly, a recent real estate appraisal (Level 3 input).  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of March 31, 2013, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $6,184, and no valuation allowance within the allowance for loan losses.  As of December 31, 2012, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $6,922, and no valuation allowance within the allowance for loan losses.  Such loans had no impact upon the provision for loan losses during either the three months ended March 31, 2013 or the year ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at March 31, 2013:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Range of Values		Weighted Average Value
$207	Income approach only	Capitalization rate	N/A	*	7.5%
		Reduction for planned expedited disposal	N/A	*	10%

477	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%-6.0%		3.8%
		Capitalization rate (income approach component)	7.3%-7.5%		7.4%
		Reduction for planned expedited disposal	10.0%-25.0%		15.6%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale negotiated on terms deemed acceptable	N/A	*	17%
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
*Only one loan in this population.

OREO.  OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. OREO is carried, net of allowances for losses, at the lower of its recorded historical cost or the fair value of the property as adjusted for any estimated disposal costs.  The fair value of OREO is estimated through current appraisals, by a licensed appraiser.  Since OREO properties are actively marketed, estimated fair values could periodically be adjusted to reflect current market conditions and, as such, are classified as Level 3.   There were no OREO properties held at December 31, 2012, and one OREO property held at March 31, 2013.  Due to the immaterial nature of OREO, quantitative information about Level 3 fair value measurements for the OREO measured at fair value has not been disclosed.

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012 were as follows:

		Fair Value at March 31, 2013 Using
At March 31, 2013	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$141,656	$141,656		$-		$-		$141,656
Investment securities held to maturity (TRUPS)	5,746	-		-		5,528		5,528
Loans, net	3,525,824	-		-		3,649,573		3,649,573
Loans held for sale	469	-		469		-		469
Accrued interest receivable	12,897	21		251		12,625		12,897
Mortgage Servicing Rights ("MSR")	990	-		1,336		-		1,336
FHLBNY capital stock	40,736	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,721,985	$1,721,985		$-		$-		$1,721,985
Certificates of Deposit ("CDs")	879,330	-		893,435		-		893,435
Escrow and other deposits	119,452	119,452		-		-		119,452
FHLBNY Advances	747,500	-		786,765		-		786,765
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,820	-		2,820		-		2,820

		Fair Value at December 31, 2012 Using
At December 31, 2012	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$79,076	$79,076		$-		$-		$79,076
Investment securities held to maturity (TRUPS)	5,927	-		-		6,195		6,195
Loans, net	3,485,258	-		-		3,609,505		3,610,065
Loans held for sale	560	-		560		-		560
Accrued interest receivable	13,518	-		359		13,159		13,518
MSR	1,115	-		1,511		-		1,511
FHLBNY capital stock	45,011	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,587,454	$1,587,454		$-		$-		$1,587,454
CDs	891,975	-		907,657		-		907,657
Escrow and other deposits	82,753	82,753		-		-		82,753
FHLBNY Advances	842,500	-		885,774		-		885,774
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,528	-		2,827		-		2,827

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

TRUPS Held to Maturity – At both March 31, 2013 and December 31, 2012, the Company owned seven TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of March 31, 2013.  As a result, at both March 31, 2013 and December 31, 2012, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).
The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as folows:

(i) Discount Rate - Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the seven TRUPS, as follows:

(1)
Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of March 31, 2013 ranged from 1.7% to 2.5%, with a weighted average value of 2.2%.

(2)  Current discount rate - the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."  The existing discount rates utilized to compute fair value as of March 31, 2013 ranged from 5.4% to 6.2%, with a weighted average value of 5.8%.

(ii) Defaults – The Company utilized the most recently published measures of capital adequacy and/or problematic assets to estimate potential defaults in the collateral pool of performing issuers underlying the seven securities.  In instances where problematic assets equaled or exceeded the issuer's regulatory capital, or the issuer's capital level fell below the limits established by the regulatory agencies, defaults were deemed propable to occur.  Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of March 31, 2013 ranged from 0% to 6.2% of the performing security pool balance, with a weighted average rate of 1.9%.  The Company additionally utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows - The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at March 31, 2013 and December 31, 2012, the Company utilized a minimum of two additional cash flow valuation models in order to estimate the fair value of TRUPS.  Two of the three independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  At December 31, 2012, a third independent cash flow valuation model was utilized which was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation model utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the TRUPS market. This valuation model was not utilized as of March 31, 2013 as it was deemed too anomalous.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

Loans, Net - The fair value of impaired loans that are measured at fair value is determined in the manner described commencing on page 25.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair value of loans receivable other than impaired loans measured at fair value, is shown under the Level 3 valuation column.

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

FHLBNY Advances – The fair value of FHLBNY advances is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if, as of the valuation date, the borrowing is expected to be called (deemed a Level 2 valuation).  The carrying amount of accrued interest payable on FHLBNY advances is its fair value.

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

Commitments to Extend Credit - Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of commitments is not material.

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

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$15	$‑	$39
Interest cost	290	57	306	90
Actuarial adjustment to prior period interest cost and amortization	-	-	‑	‑
Expected return on assets	(380)	-	(363)	‑
Unrecognized past service liability	-	-	‑	‑
Amortization of unrealized loss	587	12	541	75
Net periodic cost	$497	$84	$484	$204

The Company disclosed in its consolidated financial statements for the year ended December 31, 2012 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2013 as follows: Employee Retirement Plan - $53, BMP - $483, Outside Director Retirement Plan - $186, and Postretirement Plan - $187.  The Company made contributions of $13 to the

 Employee Retirement Plan during the three months ended March 31, 2013, and expects to make the remainder of the estimated $53 of net contributions during 2013.  The Company made benefit payments of $45 on behalf of the Outside Director Retirement Plan during the three months ended March 31, 2013, and expects to make the remainder of the estimated $186 of net contributions or benefit payments during 2013.  The Company made net benefit payments totaling $29 on behalf of the Postretirement Plan during the three months ended March 31, 2013, and expects to make the remainder of the estimated $187 of net contributions or benefit payments during 2013.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the three months ended March 31, 2013, and does not currently expect to make the $483 of benefit payments on behalf of the BMP during 2013, since anticipated retirements that formed the basis for these expected benefit payments in 2013 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended March 31, 2013 and 2012, the Company's consolidated effective tax rates were 40.4% and 40.8%, respectively.  There were no significant unusual income tax items during the three months ended March 31, 2013 and 2012.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of operations was comprised of the following items:

	Three Months Ended March 31,
	2013	2012
Gain on the sale of loans originated for sale	$12	$1
Credit to the liability for First Loss Position	92	‑
Mortgage banking fees	57	120
Net mortgage banking income	$161	$121

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-six full service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank's principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate and mixed use loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

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

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities, seeks to maintain the asset quality of its loans and other investments, and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

The most recent recession in the United States officially began in December 2007, but became evident in 2008.  The recession in the housing market was clearly underway by late 2008, and the economic crisis was in full stride, marked by the September 15, 2008 bankruptcy filing of Lehman Brothers Holdings, Inc.  Although statistically, the recession ended in 2009, subsequent years have been marked by anemic gross deomestic product growth in the United States, and prolonged high rates of unemployment.  The Federal Reserve Bank, in order to address one of its two primary mandates (i.e., stable employment), has pursued a monetary policy known as "quantitative easing", which has had the outcome of keeping the long end of the yield curve at historically low rates.  Initially, financial intermediaries, like the Bank, benefited from low short term rates, through lower funding costs.  Now, as quantitative easing enters its fifth year, borrowers are taking advantage of historically low intermediate- and long-term interest rates.  This is beginning to put downward pressure on the Bank's asset yields, and net interest margin.  At the same time, real estate conditions in the Bank's primary geographic market, and loan type (multifamily loans), have rebounded strongly.  Credit costs, which characterized the 2009 through 2011 period, have abated.

During the years ended December 31, 2011 and 2012 and the three months ended March 31, 2013, the Company experienced a steadily increasing level of both prepayment and refinance activity.  In the early portion of this cycle, the Company did not pursue loan portfolio growth.  However, a combination of strong and growing bank capital levels, strong demand for multifamily housing and financing, improved economic conditions in NYC, and a Federal Reserve policy which has explicitly stated that rates will remain low until employment declines markedly, led to a change in investment posture on the part of management.   As a result, for the past five quarters, the Company has been a more active lender, growing both the loan portfolio and total assets.

During the year ended December 31, 2012, the Company elected to prepay its entire $195.0 million of REPO borrowings with a weighted average cost of 4.3% and a weighted average term to maturity exceeding 4.0 years, incurring a prepayment cost of $28.8 million as a component of interest expense during the year ended December 31, 2012.  The short-term securities that were pledged against these borrowings had yields that had steadily declined over the past several years, and approximated 0.5% throughout 2012.  This prepayment transaction has a breakeven of 3.5 years, and contributed positively to net interest margin during the three months ended March 31, 2013.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2013		2012
Performance and Other Selected Ratios:
Return on Average Assets	1.07%		1.01%
Return on Average Stockholders' Equity	10.63		11.22
Stockholders' Equity to Total Assets	10.06		9.17
Loans to Deposits at End of Period	136.35		143.32
Loans to Earning Assets at End of Period	94.25		92.28
Net Interest Spread	3.22		3.20
Net Interest Margin	3.44		3.47
Average Interest Earning Assets to Average Interest Bearing Liabilities	115.79		113.05
Non-Interest Expense to Average Assets	1.65		1.62
Efficiency Ratio	47.97		46.54
Effective Tax Rate	40.44		40.83
Dividend Payout Ratio	46.67		46.67
Per Share Data:
Reported EPS (Diluted)	$0.30		$0.30
Cash Dividends Paid Per Share	0.14		0.14
Stated Book Value	11.16		10.47
Asset Quality Summary:
Net Charge-offs	$177		$2,263
Non-performing Loans	8,172		14,808
Non-performing Loans/Total Loans	0.23%		0.43%
Non-performing Assets	$9,921		$17,029
Non-performing Assets/Total Assets	0.25%		0.42%
Allowance for Loan Loss/Total Loans	0.58		0.57
Allowance for Loan Loss/Non-performing Loans	251.22		131.47
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.45	x	1.90	x
Excluding Interest on Deposits	3.51		2.27
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

Asset Impairment Adjustments.  Certain assets are carried in the Company's consolidated statements of financial condition at fair value or at the lower of cost or fair value:

(i) Goodwill Impairment Analysis.  Goodwill is accounted for in accordance with ASC 805-10.  ASC 805-10 requires performance of an annual impairment test at the reporting unit level.  Management quarterly performs analyses to test for impairment of goodwill.  In the event an impairment of goodwill is determined to exist, it is recognized as a charge to earnings.

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The second stage is only utilized in the event that the initial stage indicates potential impairment.  To date, the Company has not had to utilize the second stage. The Company performed an impairment test as of March 31, 2013 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events or circumstances have occurred subsequent to March 31, 2013 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with ASC 805-10.

(ii) Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At March 31, 2013, the Company owned seven TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of March 31, 2013.  As a result, at both March 31, 2013 and December 31, 2012, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the Company's condensed consolidated financial statements).

At March 31, 2013 and December 31, 2012, the Company had investments in nine mutual funds totaling $5.0 million and $4.9 million, respectively, which were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.

Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at March 31, 2013 and December 31, 2012 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the Company's condensed consolidated financial statements for a reconciliation of OTTI on securities during the three-month periods ended March 31, 2013 and 2012.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater than 50% likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

Unrecognized Tax Positions. Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no material uncertain tax positions as of March 31, 2013 or December 31, 2012.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset Liability Committee ("ALCO") is responsible for general oversight and strategic implementation of the policy, and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  On a monthly basis, reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to both senior management and the Board of Directors.  In addition, on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

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

Retail branch and Internet banking deposits increased $121.9 million during the three months ended March 31, 2013, compared to an increase of $43.4 million during the three months ended March 31, 2012.  Within deposits, core deposits  (i.e., non-CDs) increased $134.5 million during the three months ended March 31, 2013 and $39.2 million during the three months ended March 31, 2012.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs decreased $12.6 million during the three months ended March 31, 2013 and increased $4.3 million during the three months ended March 31, 2012.  The reduction during the three months ended March 31, 2013 resulted primarily from the attrition of maturing CDs from prior period promotional activities and the customer preference for deposit types other than CDs.

The Bank did not prepay any borrowings during the three months ended March 31, 2013.  During the three months ended March 31, 2012, the Bank prepaid $40.0 million of borrowings secured by REPOS and $55.0 million of FHLBNY advances, removing a negative carrying cost on these $95.0 million of funding liabilities.  During the three months ended March 31, 2012, the Bank elected to restrict asset growth, and thus utilized cash flows from real estate loans and MBS to fund loan originations and operations.  Since cash flows exceeded its immediate needs, the Bank utilized excess liquidity to reduce its REPOS and FHLBNY advances.

During the three months ended March 31, 2013, principal repayments totaled $200.3 million on real estate loans (including refinanced loans) and $5.9 million on MBS. During the three months ended March 31, 2012, principal repayments totaled $210.4 million on real estate loans (including refinanced loans) and $10.3 million on MBS. The reduction in principal repayments on real estate loans resulted from lower refinancing activity (which was historically high during the year ended December 31, 2012).  The decline in principal repayments on MBS resulted from a reduction of $38.2 million in their average balance from the three months ended March 31, 2012 to the three months ended March 31, 2013.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At March 31, 2013, the Bank had an additional potential borrowing capacity of $443.5 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At March 31, 2013, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the three months ended March 31, 2013 and 2012, real estate loan originations totaled $244.4 million and $181.4 million, respectively.  The increase from the three months ended March 31, 2012 to the three months ended March 31, 2013 reflected the Company's transition, in late 2012 and during the three months ended March 31, 2013, from a non-growth to a measured loan and balance sheet growth strategy, which necessitated higher real estate loan origination levels.  Purchases of investment securities (excluding trading securities, short-term investments and federal funds sold) were negligible during the three months ended March 31, 2013, and $63.0 million during the three months ended March 31, 2012.  Security purchases were de-emphasized during the three months ended March 31, 2013 due to the removal of required securities for collateral on REPO borrowings.  The purchases made during the three months ended March 31, 2012 were comprised of $39.8 million of medium-term agency notes aimed at providing additional yield on liquid funds, and $23.2 million of adjustable rate Government National Mortgage Association ("GNMA') MBS, which sought to provide additional yield on liquid assets, ongoing cash flows from principal repayments and protection against potential increases in interest rates.

The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2013 and 2012.  As of March 31, 2013, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $14.36 per share closing price of its common stock as of March 29, 2013, the Holding Company would utilize $16.1 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Holding Company paid $4.9 million in cash dividends on its common stock during the three months ended March 31, 2013, and $4.8 million during the three months ended March 31, 2012.  The increase in payment resulted from a net increase of 701,836 shares outstanding from March 31, 2012 to March 31, 2013.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment.   In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as customer CDs with fixed contractual interest rates.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which became callable at any time commencing in April 2009.  The Holding Company does not currently intend to call this debt.  The facts and circumstances surrounding these obligations have not changed materially since December 31, 2012.

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

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of March 31, 2013:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$43,574	$-	$-	$-	$43,574
Other loan commitments (1)	120,702	-	-	-	120,702
Other Commitments:
First Loss Position on loans sold to FNMA (1)	15,428	-	-	-	15,428
Total Commitments	$179,704	$-	$-	$-	$179,704

(1) In accordance with the requirements of both ASC 450-20-25 and 460-10-25, as of March 31, 2013, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $192 and $1,291 respectively, and were recorded in other liabilities in the Company's condensed consolidated statements of financial condition.

Asset Quality

General
At both March 31, 2013 and December 31, 2012, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Accrual of interest is generally discontinued on a loan that meets any of the following three criteria:  (i) full payment of principal or interest is not expected; (ii) principal or interest has been in default for a period of 90 days or more (unless the loan is both deemed to be well secured and in the process of collection); or (iii) an election has otherwise been made to maintain the loan on a cash basis due to deterioration in the financial condition of the borrower.  Such non-accrual determination practices are applied consistently to all loans regardless of their internal classification or designation.  Upon entering non-accrual status, the Bank reverses all outstanding accrued interest receivable.

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

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $8.2 million and  $8.9 million at March 31, 2013 and December 31, 2012, respectively, representing 0.23% and 0.25% of total loans at March 31, 2013 and December 31, 2012, respectively.  During the three months ended March 31, 2013, two non-accrual loans totaling $507,000 were either satisfied or disposed of at a value at or below their recorded balance, a $765,000 non-accrual loan was transferred to OREO, a $153,000 non-accrual loan was returned to accrual status, $78,000 of principal charge-offs were recognized on one non-accrual loan and principal amortization totaling $28,000 was recognized on six non-accrual loans.  Partially offsetting these declines were two loans totaling $816,000 that were added to non-accrual status during the three months ended March 31, 2013.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $49.2 million, consisting of twenty-three loans, at March 31, 2013, compared to $53.1 million, consisting of twenty-six loans, at December 31, 2012.  The Bank disposed of a $450,000 impaired loan during the three months ended March 31, 2013, received full repayment on two additional impaired loans totaling $2.9 million, and transferred a $765,000 impaired loan to OREO.  Additionally during the three months ended March 31, 2013, principal charge-offs of $78,000 were recognized on one impaired loan, and principal amortization totaling $170,000 was recognized on seventeen impaired loans.  Partially offsetting these declines was a $414,000 loan that was added to impaired status during the three months ended March 31, 2013.

The following is a reconciliation of non-accrual and impaired loans at March 31, 2013:

(Dollars in Thousands)
Non-accrual loans	$8,172
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(439)
TDRs retained on accrual status	41,444
Impaired loans	$49,177

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank has not modified any loans in a manner that met the criteria for a TDR since the quarterly period ended March 31, 2012.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 34.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-

accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under either the Bank's policy, as disclosed on page 34 and/or the criteria related to accrual of interest established by agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both March 31, 2013 and 2012, the great majority of TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

During the three months ended March 31, 2013, foreclosure was completed on a $765,000 impaired loan.  Upon becoming OREO, an appraisal of the underlying collateral was ordered and completed, which required a write down of principal of $180,000 to its recorded balance of $585,000 as of March 31, 2013.  The Bank owned no OREO properties with a recorded balance at December 31, 2012.

The following table sets forth information regarding non-accrual loans, and certain other non-performing assets (including OREO) at the dates indicated:

	At March 31, 2013	At December 31, 2012
	(Dollars in Thousands)
One- to four-family residential and cooperative apartment	$697	$938
Multifamily residential and residential mixed use	809	507
Commercial real estate and mixed use commercial real estate	6,659	7,435
Consumer	7	8
Sub-total	8,172	8,888
Non-accrual loans held for sale	270	560
Total non-accrual loans	8,442	9,448
Non-performing TRUPS	894	892
OREO	585	‑
Total non-performing assets	9,921	10,340
Ratios:
Total non-accrual loans to total loans	0.25%	0.27%
Total non-performing assets to total assets	0.25	0.26

TDRs and Impaired Loans
TDRs	$47,339	$51,123
Impaired loans (1)	49,177	53,144
(1) Amount includes all TDRs at both March 31, 2013 and December 31, 2012.  See the discussion entitled "Impaired Loans" commencing on page 35 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had 10 real estate loans, totaling $2.0 million, that were delinquent between 30 and 89 days at March 31, 2013, a net reduction of $5.1 million compared to 13 such loans totaling $7.1 million at December 31, 2012. The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary  Loan Modifications

At March 31, 2013, the Bank had 4 loans totaling $2.3 million that were either current or less than 30 days delinquent, and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.   At December 31, 2012, there were 4 such loans totaling $2.4 million.  These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) they permitted only minor reductions in the cash flow requirements of debt service; and 2) there was no forgiveness of contractual principal and interest amounts due to the Bank.  The terms of modification were generally in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor concession; or (2) a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the temporarily modified loans at March 31, 2013 and December 31, 2012 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at both March 31, 2013 and December 31, 2012.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting polices that are summarized beginning on page F-8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of the 4 temporarily modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank's allowance for loan losses at either March 31, 2013 or December 31, 2012.

The Bank's lending function performs a formal review process that serves as an effective re-underwriting of all temporarily modified loans.

        There were no temporary modifications entered into during the three-months ended March 31, 2013 and 2012.

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA that had an outstanding principal balance of $244.2 million at March 31, 2013.  Pursuant to the sale agreement with FNMA, the Bank retained the First Loss Position.  The First Loss Position totaled $15.4 million at both March 31, 2013 and December 31, 2012.  Against this contingent liability, the Bank has charged through earnings a recorded liability (reserve liability for First Loss Position) of $1.3 million as of March 31, 2013 and $1.4 million December 31, 2012, leaving approximately $15.1 million of potential charges to earnings for future losses (if any) as of March 31, 2013.  At March 31, 2013, within the pool of multifamily loans sold to FNMA, a $228,000 loan was delinquent between 30 and 89 days, and one $474,000 loan was 90 days or more delinquent.  At December 31, 2012, within the pool of multifamily loans sold to FNMA, a $229,000 loan was delinquent between 30 and 89 days, and one $474,000 loan was 90 days or more delinquent.  The Bank manages the collection of these loans in the same manner as it does for portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA; or (ii) the entire pool of loans sold to FNMA has either been fully satisfied or enters OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent.  Such repurchased loans are reported as non-performing portfolio loans and are typically purchased from FNMA in order to control losses and expedite resolution of the loan via restructure, note sale or enforcement of legal remedies.

Reserve Liability on Loan Origination Commitments

The Bank also maintains a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $192,000 at March 31, 2013 and $103,000 at December 31, 2012.  The expected loss rates applied to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank's loan commitment pipeline.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the three-months ended March 31, 2013 and December 31, 2012.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At March 31, 2013	At December 31, 2012
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$490	$520
Substandard loans not deemed impaired	697	795
Special Mention loans	242	145
Pass graded loans	19,075	19,063
Sub-total real estate loans	20,504	20,523
Consumer loans	26	27
TOTAL	$20,530	$20,550

Activity related to the allowance for loan losses during the three-months ended March 31, 2013 and 2012 is summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Net charge-offs	$(177)	$(2,263)
Provision	157	1,457
Transfer from reserve for loan commitments	-	20

The allowance for loan losses decreased $20,000 from December 31, 2012 to March 31, 2013, due primarily to the reduction of $30,000 of the allowance component related to impaired loans.  During the period,  an increase in the allowance component related to Special Mention loans was substantially offset by a reduction in the allowance component related to loans classified as Substandard but not individually evaluated for impairment.  The provision for loan losses recorded during the three-months ended March 31, 2013 reflected lower expected losses on pass graded loans that was substantially offset by growth in the balance of these loans during the period.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended March 31, 2013 and 2012, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of special mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements, and period-end balances of impaired loans are summarized in Note 9 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Assets.  Assets totaled $3.98 billion at March 31, 2013, $76.9 million above their level at December 31, 2012.

Real estate loans and cash and due from banks increased by $41.0 million and $62.6 million, respectively, during the three months ended March 31, 2013.  During the three months ended March 31, 2013, the Bank originated $244.4 million of real estate loans (including refinancing of existing loans) which exceeded the $200.3 million aggregate amortization on such loans (also including refinancing of existing loans).  Growth in liquid funds from both retail deposits (due to depositors) and mortgagor escrow and other deposits generated an increase of $62.6 million in cash and due from bank balances from December 31, 2012 to March 31, 2013.  The additional cash balances generated during the three months ended March 31, 2013 are expected to be deployed either as payment of mortgagor escrow disbusements or to fund new loan originations during the three months ending June 30, 2013.  Investment securities available for sale declined $14.6 million during the three months ended March 31, 2013, as $14.8 million of agency securities that were called during the period were not replaced.  MBS also declined $5.6 million during the three months ended March 31, 2013, primarily due to principal amortization during the period.  The Company also reduced its investment in FHLBNY common stock by $4.3 million during the three months ended March 31, 2013 as a result of a $95.0 million decline in its outstanding FHLBNY borrowings during the period.

Liabilities.  Total liabilities increased $68.0 million during the three months ended March 31, 2013.  Retail deposits (due to depositors) increased $121.9 million, and mortgagor escrow and other deposits, which typically grow during the first and third quarters of each calendar year, grew $36.7 million during the three months ended March 31, 2013.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits during the three months ended March 31, 2013.  The Company elected not to replace $95.0 million of FHLBNY advances that matured during the three months ended March 31, 2013 as a result of the additional liquidity gathered from retail deposits and mortgagor escrow and other deposits during the period.

Stockholders' Equity.  Stockholders' equity increased $8.9 million during the three months ended March 31, 2013, due primarily to net income of $10.6 million, $2.1 million of common stock issued for the exercise of stock options, a $946,000 aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity, and a net after-tax reduction of $219,000 in the balance of accumulated other comprehensive loss (due to an adjustment in the funded status of a defined benefit plan).  Partially offsetting these items were $4.9 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General.  Net income was $10.6 million during the three months ended March 31, 2013, an increase of $323,000 from net income of $10.2 million during the three months ended March 31, 2012.  During the comparative period, the provision for loan losses declined $1.3 million, non-interest income increased $108,000 and non-interest expense declined by $99,000. Partially offsetting these additions to pre-tax income was a reduction of $1.1 million in net interest income.  Income tax expense increased $104,000 during the comparative period due to the growth of $427,000 in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2013 and 2012 presented below should be read in conjunction with the following tables, which set forth certain information related to the condensed consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,505,646	$43,148	4.92%	$3,440,621	$50,513	5.87%
Other loans	2,184	25	4.58	1,075	20	7.44
MBS	45,477	459	4.04	83,704	947	4.53
Investment securities	42,807	129	1.21	160,792	315	0.78
Federal funds sold and other short-term investments	163,664	544	1.33	158,288	674	1.70
Total interest-earning assets	3,759,778	$44,305	4.71%	3,844,480	$52,469	5.46%
Non-interest earning assets	185,543			208,635
Total assets	$3,945,321			$4,053,115

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$93,219	$70	0.30%	$89,930	$49	0.22%
Money Market accounts	1,059,236	1,490	0.57	782,446	1,126	0.58
Savings accounts	375,374	101	0.11	357,371	163	0.18
CDs	881,883	3,540	1.63	978,097	4,388	1.80
Borrowed Funds	837,402	6,790	3.29	1,192,982	13,349	4.50
Total interest-bearing liabilities	3,247,114	$11,991	1.50%	3,400,826	$19,075	2.26%
Non-interest bearing checking accounts	162,059			150,356
Other non-interest-bearing liabilities	138,554			136,571
Total liabilities	3,547,727			3,687,753
Stockholders' equity	397,594			365,362
Total liabilities and stockholders' equity	3,945,321			$4,053,115
Net interest income		$32,314			$33,394
Net interest spread			3.21%			3.20%
Net interest-earning assets	$512,664			$443,654
Net interest margin			3.44%			3.47%
Ratio of interest-earning assets to interest-bearing liabilities			115.79%			113.05%

Rate/Volume Analysis

	Three Months Ended March 31, 2013
	Compared to Three Months Ended March 31, 2012
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$881	$(8,246)	$(7,365)
Other loans	17	(12)	5
MBS	(409)	(79)	(488)
Investment securities	(295)	109	(186)
Federal funds sold and other short-term investments	20	(150)	(130)
Total	$214	$(8,378)	$(8,164)

Interest-bearing liabilities:
Interest bearing checking accounts	$3	$18	$21
Money market accounts	389	(25)	364
Savings accounts	4	(66)	(62)
CDs	(433)	(415)	(848)
Borrowed funds	(3,473)	(3,086)	(6,559)
Total	$(3,510)	$(3,574)	$(7,084)
Net change in net interest income	$3,724	$(4,804)	$(1,080)

During the period January 1, 2009 through March 31, 2013, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through March 2013.  In addition, both marketplace competition and refinancing activity related to loans secured by multifamily and commercial real estate increased considerably during both the year ended December 31, 2012 and the three months ended March 31, 2013, resulting in a reduction in the average yield on real estate loans.  Both of these factors impacted the Company's net interest margin during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Interest Income.  Interest income was $44.3 million during the three months ended March 31, 2013, a reduction of $8.2 million from the three months ended March 31, 2012, primarily reflecting reductions of $7.4 million, $488,000 and $186,000 in interest income on real estate loans, MBS and investment securities, respectively.  High volumes of prepayment and refinancing on real estate loans reduced the Company's average yield on real estate loans and MBS by 95 basis points and 49 basis points, respectively, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The decline in interest income on MBS also reflected a reduction of $38.2 million in their average balance from the three months ended March 31, 2012 to the three months ended March 31, 2013.  During the period April 1, 2012 through March 31, 2013, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  Partially offsetting the decline in interest income on real estate loans during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 that was attributable to the 95 basis point reduction in their average yield, was an increase of $65.0 million in their average balance during the comparative period, as the Company increased its loan origination volumes late in 2012, and during the three months ended March 31, 2013, as part of a measured balance sheet growth strategy.  The decline in interest income on investment securities during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, resulted from a reduction of $118.0 million in their average balance, which was partially offset by an increase of 43 basis points in their average yield.  Similar to MBS, purchases of investment securities were limited during the period April 1, 2012 through March 31, 2013 and were exceeded by their calls and/or maturity activity.  Since the great majority of the investment securities that were either called or matured during the period April 1, 2012 through March 31, 2013 possessed yields between 0.50% to 1.0%, their removal served to improve the average yield on the aggregate portfolio of investment securities during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Interest Expense.  Interest expense decreased $7.1 million, to $12.0 million, during the three months ended March 31, 2013, from $19.1 million during the three months ended March 31, 2012.  This decline resulted primarily from reductions of $6.6 million and $848,000 in interest expense on borrowed funds and CDs, respectively, during the comparative period.  The reduction in interest expense on borrowed funds resulted from declines of both $355.6 million in their average balance and 1.21% in their average cost from the three months ended March 31, 2012 to the three months ended March 31, 2013, as the Company, during the 12-month period ended March 31, 2013, elected to utilize liquidity generated from either deposit growth or increased loan amortization activity to restructure and/or reduce its aggregate level of borrowed funds.  The reduction in interest expense on CDs also reflected declines of both $96.2 million in their average balance and 17 basis points in their average cost during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Since the Company did not elect to compete aggressively for CDs during the period April 1, 2012 through March 31, 2013, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs also resulted from ongoing reductions in offering rates on new CDs that occurred from April 1, 2012 through March 31, 2013.

Provision for Loan Losses.  The provision for loan losses was $157,000 during the three months ended March 31, 2013, compared to $1.5 million during the three months ended March 31, 2012.  The reduction reflected the improvement in the overall credit quality of the loan portfolio from April 1, 2012 through March 31, 2013.  During the period April 1, 2012 through  March 31, 2013, the Company experienced declines in both non-accrual and delinquent loans, as well as minimal net charge-off activity.

Non-Interest Income.  Total non-interest income increased $108,000 from the three months ended March 31, 2012 to the three months ended March 31, 2013, due primarily to a reduction of $181,000 in OTTI losses on securities (a negative component of non-interest income) and an increase of $104,000 in the net gains or losses on securities (primarily trading securities).  Other non-interest income declined $126,000 from the three months ended March 31, 2012 to the three months ended March 31, 2013 primarily due to the elimination of rental income on a real estate property that was disposed of late in 2012.

Non-Interest Expense.  Non-interest expense was $16.3 million during the three months ended March 31, 2013, a reduction of $99,000 from $16.4 million during the three months ended March 31, 2012.  Reductions of  $167,000 in marketing expenses and $143,000 in regulatory examination costs during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, were partially offset by an increase of $180,000 in writredowns on OREO during the comparative period.

Non-interest expense was 1.65% of average assets during the three months ended March 31, 2013, compared to 1.62% during the three months ended March 31, 2012, reflecting a reduction of $107.8 million in average assets from the three months ended March 31, 2012 to the three months ended March 31, 2013.

                Income Tax Expense.   Income tax expense increased $104,000 during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due primarily to the growth of $427,000 in pre-tax earnings.  The Company's consolidated tax rate was 40.4% during the three months ended March 31, 2013, down slightly from 40.8% during the three months ended March 31, 2012.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2012 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2013.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2013, the Company owned nine mutual fund investments totaling $5.0 million that were designated as trading.  At March 31, 2013, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2012 to March 31, 2013.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

Interest Rate Risk Exposure Analysis
Economic Value of Equity ("EVE") Analysis.  At March 31, 2013, the Bank continued to monitor the impact of interest rate volatility upon EVE in the same manner as at December 31, 2012.

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at March 31, 2013 and December 31, 2012.  The analysis additionally presents a measurement of the interest rate sensitivity at March 31, 2013 and December 31, 2012.  Interest rate sensitivity is measured by the basis point changes in the various EVE ratios ("EVE Ratios") from the Pre-Shock Scenario to the Rate Shock Scenarios.  EVE Ratios represent the EVE as a percentage of the total value of assets determined under each respective Pre- and Rate Shock Scenario.  An increase in the EVE Ratio is considered favorable, while a decline is considered unfavorable.

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

	At March 31, 2013						At December 31, 2012
	Economic Value of Equity
	Dollar Amount	Dollar Change	Percentage Change	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit	EVE Dollar Amount	EVE Ratio	Basis Point Change in EVE Ratio	Board Approved EVE Ratio Limit
	(Dollars in Thouisands)
Rate Shock Scenario
+ 200 Basis Points	$430,786	$(34,837)	-7.48%	11.21%	(32)	6.0%	$431,313	11.43%	22	6.0%
Pre-Shock Scenario	465,623	-	-	11.53	‑	8.0	444,209	11.21	‑	8.0

The Pre-Shock Scenario EVE was $465.6 million at March 31, 2013, compared to $444.2 million at December 31, 2012, and the EVE Ratio at March 31, 2013 was 11.53% in the Pre-Shock Scenario, compared to 11.21% at December 31, 2012.  The Pre-Shock Scenario EVE and the EVE Ratio for December 31, 2012 have been adjusted to conform to methodology changes implemented in the March 31, 2013 valuation. The increase in both the Pre-Shock Scenario EVE and the Pre-Shock Scenario EVE Ratio at March 31, 2013 compared to December 31, 2012 resulted primarily from a more favorable valuation of both borrowings and CDs that reflected reductions in the average costs of these liabilities from December 31, 2012 to March 31, 2013.

The Bank's +200 basis point Rate Shock Scenario EVE decreased from its $431.3 million balance at December 31, 2012 to $430.8 million at March 31, 2013, reflecting a greater adverse impact on the valuation of real estate loans in the +200 basis point Rate Shock Scenario EVE as of March 31, 2013 (due to the extension of their average duration from December 31, 2012 to March 31, 2013), as well as a reduced benefit in the valuation of both CDs and borrowings in the +200 basis point Rate Shock Scenario EVE as of March 31, 2013 compared to December 31, 2012.  The reduced benefit in valuation of CDs and borrowings reflected a reduction in the average duration of these liabilities during the three months ended March 31, 2013.
The EVE Ratio was 11.21% in the +200 basis point Rate Shock Scenario at March 31, 2013, a reduction from the EVE Ratio of 11.43% in the +200 basis point Rate Shock Scenario at December 31, 2012, reflecting both the reduction in the +200 basis point Rate Shock Scenario EVE from December 31, 2012 to March 31, 2013 and growth in total assets (a component of the denominator of the EVE Ratio) from December 31, 2012 to March 31, 2013.

At March 31, 2013, the interest rate sensitivity in the +200 basis point Rate Shock Scenario was negative 32 basis points, compared to interest rate sensitivity of positive 22 basis points in the +200 basis point Rate Shock Scenario at December 31, 2012, also reflecting both the reduction in the +200 basis point Rate Shock Scenario EVE and the growth in total assets during the period.

 Income Simulation Analysis.  As of the end of each quarterly period, the Company also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 24 months (a considerably shorter period than measured through the EVE analysis).  The following table discloses the estimated changes to the Company's net interest income over the 12-month period ending March 31, 2014 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Aggregate Net Interest Income
+ 200 Basis Points	(6.0)%
+ 100 Basis Points	(3.0)
-100 Basis Points	N/A(1)
(1) Due to the existing low level of interest rates, this calculation was deemed not applicable for the 12-month period ending March 31, 2014 (and was therefore not presented).
Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2013, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)    The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended March 31, 2013.  No existing repurchase programs expired during the three months ended March 31, 2013, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of March 31, 2013, the Holding Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (13)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (Amended and Restated Effective January 1, 2010) (10)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
10.32	Amendment to the Benefit Maintenance Plan (15)
10.33	Amendments to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (16)
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.

(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012
(16)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 10, 2013	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2013	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Senior Executive Vice President and Chief Financial Officer (Principal Accounting Officer)