Form 10-Q
period 2013-06-30
DIME COMMUNITY BANCSHARES INC
filed 2013-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                      June 30, 2013
OR

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 7, 2013
$.01 Par Value	36,462,076

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012	3
	Consolidated Statements of Income for the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012	4
	Consolidated Statements of Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2013 and 2012	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	6
	Notes to Condensed Consolidated Financial Statements	7-31
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48-49
Item 4.	Controls and Procedures	49
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
	Signatures	52

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)
	June 30, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$61,291	$79,076
Total cash and cash equivalents	61,291	79,076
Investment securities held-to-maturity (estimated fair value of $5,541 and $6,267 at June 30, 2013 and December 31, 2012, respectively)(fully unencumbered)	5,617	5,927
Investment securities available-for-sale, at fair value (fully unencumbered):	18,309	32,950
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered):	38,193	49,021
Trading securities	5,127	4,874
Loans:
Real estate, net	3,604,247	3,503,385
Other loans	2,517	2,423
Less allowance for loan losses	(20,502)	(20,550)
Total loans, net	3,586,262	3,485,258
Loans held for sale	232	560
Premises and fixed assets, net	29,894	30,518
Federal Home Loan Bank of New York ("FHLBNY") capital stock	40,288	45,011
Other real estate owned ("OREO")	585	-
Goodwill	55,638	55,638
Other assets	109,807	116,566
Total Assets	$3,951,243	$3,905,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,437,227	$2,320,285
Non-interest bearing deposits	170,432	159,144
Total deposits	2,607,659	2,479,429
Escrow and other deposits	86,028	82,753
FHLBNY advances	737,500	842,500
Trust Preferred securities payable	70,680	70,680
Other liabilities	40,471	38,463
Total Liabilities	3,542,338	3,513,825
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2013 and December 31, 2012)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 52,198,771 shares and 52,021,149 shares issued at June 30, 2013 and December 31, 2012, respectively, and 36,054,813 shares and 35,714,269 shares outstanding at June 30, 2013 and December 31, 2012, respectively)	522	520
Additional paid-in capital	242,605	239,041
Retained earnings	391,989	379,166
Accumulated other comprehensive loss, net of deferred taxes	(9,564)	(9,640)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,892)	(3,007)
Unearned Restricted Stock Award common stock	(4,192)	(3,122)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,013)	(8,800)
Treasury stock, at cost (16,143,958 shares and 16,306,880 shares at June 30, 2013 and December 31, 2012, respectively)	(200,550)	(202,584)
Total Stockholders' Equity	408,905	391,574
Total Liabilities And Stockholders' Equity	$3,951,243	$3,905,399
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans secured by real estate	$44,692	$47,259	$87,840	$97,772
Other loans	25	28	50	48
Mortgage-backed securities	354	832	813	1,779
Investment securities	103	505	232	820
Federal funds sold and other short-term investments	462	639	1,006	1,313
Total interest income	45,636	49,263	89,941	101,732
Interest expense:
Deposits and escrow	5,132	5,422	10,332	11,148
Borrowed funds	6,752	9,343	13,542	22,692
Total interest expense	11,884	14,765	23,874	33,840
Net interest income	33,752	34,498	66,067	67,892
Provision for loan losses	28	2,275	185	3,732
Net interest income after provision for loan losses	33,724	32,223	65,882	64,160
Non-interest income:
Other than temporary impairment ("OTTI") losses:	-	-	-	(187)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	-	-	6
Net OTTI recognized in earnings	-	-	-	(181)
Service charges and other fees	827	802	1,539	1,596
Net mortgage banking income	112	1,095	273	1,216
Net (loss) gain on sales of securities	(17)	8	193	114
Income from bank owned life insurance	417	420	830	841
Other	382	663	783	1,192
Total non-interest income	1,721	2,988	3,618	4,778
Non-interest expense:
Salaries and employee benefits	8,338	8,519	17,271	17,507
Stock benefit plan amortization expense	960	958	1,978	1,909
Occupancy and equipment	2,506	2,434	5,038	4,905
Federal deposit insurance premiums	445	457	956	1,055
Data processing costs	863	742	1,675	1,476
Other	2,235	2,566	4,738	5,232
Total non-interest expense	15,347	15,676	31,656	32,084
Income before income taxes	20,098	19,535	37,844	36,854
Income tax expense	8,059	8,004	15,235	15,076
Net income	$12,039	$11,531	$22,609	$21,778
Earnings per Share:
Basic	$0.34	$0.34	$0.65	$0.64
Diluted	$0.34	$0.34	$0.65	$0.64
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
Net Income	$12,039	$11,531	$22,609	$21,778
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $23 and $43 during the three months ended June 30, 2013 and 2012, respectively, and $50 and $64 during the six months ended June 30, 2013 and 2012, respectively	28	53	62	78
Reduction in non-credit component of OTTI charge, net of taxes of $4 and $122 during the three months ended June 30, 2013 and 2012, respectively, and $8 and $127 during the six months ended June 30, 2013 and 2012, respectively	4	149	8	154
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(3) during the six months ended June 30, 2012	-	-	-	(3)
Reclassification adjustment for securities sold during the period, net of taxes of $(20) during the three months ended June 30, 2012, and $(50) and $(20) during the six months ended June 30, 2013 and 2012, respectively	-	(24)	(60)	(24)
Net unrealized securities gains (losses) arising during the period, net of (tax benefits) taxes of $(145) and $(245) during the three months ended June 30, 2013 and 2012, respectively and $51 and $(218) during the six months ended June 30, 2013 and 2012, respectively	(175)	(252)	66	(217)
Defined benefit plan adjustments, net of taxes of $256 during the six months ended June 30, 2012	-	-	-	312
Comprehensive Income	$11,896	$11,457	$22,685	$22,078
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
 (Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Common Stock (Par Value $0.01):
Balance at beginning of period	$520	$516
Shares issued in exercise of options	2	1
Balance at end of period	522	517
Additional Paid-in Capital:
Balance at beginning of period	239,041	231,521
Stock options exercised	2,283	812
Forfeited restricted stock award shares returned to treasury stock	-	(3)
Tax benefit of stock plans	201	189
Release from treasury stock for equity awards	514	217
Amortization of excess fair value over cost – ESOP stock and stock options expense	566	733
Balance at end of period	242,605	233,469
Retained Earnings:
Balance at beginning of period	379,166	358,079
Net income for the period	22,609	21,778
Cash dividends declared and paid	(9,786)	(9,563)
Balance at end of period	391,989	370,294
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(9,640)	(9,709)
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax	62	78
Reduction in non-credit component of OTTI charge, net of tax	8	154
Non-credit component of OTTI charge recognized during the period, net of tax	-	(3)
Decrease (Increase) in unrealized loss on available-for-sale securities during the period	6	(241)
Adjustments related to defined benefit plans, net of tax	-	312
Balance at end of period	(9,564)	(9,409)
ESOP:
Balance at beginning of period	(3,007)	(3,239)
Amortization of earned portion of ESOP stock	115	116
Balance at end of period	(2,892)	(3,123)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,122)	(3,037)
Amortization of earned portion of restricted stock awards	1,012	899
Release from treasury stock for equity awards	(2,082)	(1,959)
Forfeited restricted stock award shares returned to treasury stock	-	32
Balance at end of period	(4,192)	(4,065)
Treasury Stock, at cost:
Balance at beginning of period	(202,584)	(204,442)
Forfeited restricted stock award shares returned to treasury stock	-	(29)
Release from treasury stock for equity awards	2,034	1,887
Balance at end of period	(200,550)	(202,584)
Common Stock Held by BMP:
Balance at beginning of period	(8,800)	(8,655)
BMP award distribution	-	-
Release from treasury stock for equity awards	(213)	(145)
Balance at end of period	(9,013)	(8,800)

Total Stockholders' Equity	$408,905	$376,299

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,609	$21,778
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of loans originated for sale	(11)	(8)
Net gain on sale of investment securities available-for-sale	(110)	(44)
Net gain on trading securities	(83)	(70)
Net depreciation and amortization	1,391	678
ESOP compensation expense	844	542
Stock plan compensation (excluding ESOP)	849	1,206
Write down of OREO	180	-
Provision for loan losses	185	3,732
Credit to reduce the liability for loans sold with recourse	(194)	(967)
OTTI charge for investment securities recognized in earnings	-	181
Increase in cash surrender value of Bank Owned Life Insurance	(830)	(841)
Deferred income tax provision (credit)	55	(137)
Excess tax benefit of stock plans	(201)	(189)
Changes in assets and liabilities:
Origination of loans held for sale	(1,962)	(2,061)
Proceeds from sale of loans held for sale	2,301	5,748
Decrease in other assets	7,673	1,009
Increase in other liabilities	2,202	1,952
Net cash provided by operating activities	34,898	32,509
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments of investment securities held-to-maturity	487	818
Proceeds from calls and principal repayments of investment securities available-for-sale	14,750	150,320
Proceeds from sales of investment securities available-for-sale	366	313
Proceeds from sales of trading securities	131	171
Purchases of investment securities available-for-sale	(382)	(80,086)
Purchases of mortgage backed securities available-for-sale	-	(23,186)
Purchases of trading securities	(301)	(1,681)
Principal collected on mortgage backed securities available-for-sale	10,782	21,513
Purchases of loans	(34,373)	(8,968)
Proceeds from the sale of loans	6,331	19,244
Net (increase) decrease in loans	(73,912)	93,398
Purchases of fixed assets, net	(743)	(938)
Redemption of FHLBNY capital stock	4,723	7,403
Net cash (used in) provided by investing activities	(72,141)	178,321
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	128,230	11,997
Net increase in escrow and other deposits	3,275	33,333
Repayment of Securities Sold Under Agreement to Repurchase ("REPOs")	-	(40,000)
Repayment of FHLBNY advances	(105,000)	(162,275)
Cash dividends paid	(9,786)	(9,563)
Exercise of stock options	2,285	813
Release of stock for benefit plan awards	253	-
Excess tax benefit of stock plans	201	189
Net cash provided by (used in) financing activities	19,458	(165,506)
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(17,785)	45,324
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	79,076	44,260
CASH AND DUE FROM BANKS, END OF PERIOD	$61,291	$89,584
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$15,608	$15,216
Cash paid for interest	23,839	34,366
Loans transferred to held for sale	-	1,000
Loans transferred to OREO	765	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	112	142
Net decrease in non-credit component of OTTI	(16)	(3)
Adjustments to other comprehensive income from defined benefit plans, net of tax	-	312

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2013 and December 31, 2012, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the changes in stockholders' equity and cash flows for the six months ended June 30, 2013 and 2012.  The results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2013.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, The Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which seeks to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  The provisions of ASU 2013-02 are applicable to all companies that report items of other comprehensive income, such as the Company.  ASU 2013-02 requires a presentation (either on the face of the statement where net income is presented or in the notes to the financial statements) of the effects on the line items of net income of significant amounts that have been reclassified in their entirety and in accordance with GAAP from accumulated other comprehensive income to net income in the same reporting period.   ASU 2013-02 additionally requires a cross-reference to any other disclosures currently required under GAAP related to other reclassification items that, under GAAP, are not required to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the Company's financial statements.  All information required to be presented or cross-referenced under ASU 2013-02 is currently required to be disclosed, in some capacity, in the financial statements under GAAP.  The Company adopted ASU 2013-02 effective January 1, 2013.  Adoption of ASU 2013-02 had no impact on the Company's consolidated financial condition or results of operations.

4.   TREASURY STOCK

The Holding Company did not repurchase any of its common stock into treasury during the six months ended June 30, 2013 or 2012.

On April 30, 2013, 145,925 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan and 15,049 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Holding Company's common stock on that date was $14.27, and the shares were released utilizing the average historical cost method.

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

5.   OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available for sale are included in the line entitled net (loss) gain on sales of securities in the accompanying consolidated statements of income.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended June 30, 2013
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	51	23	28
Total securities held-to-maturity and transferred securities	59	27	32
Securities available-for-sale:
Reclassification adjustment for net gains included in net income	-	-	-
Change in net unrealized gain during the period	(320)	(145)	(175)
Total securities available-for-sale	(320)	(145)	(175)
Total other comprehensive income	$(261)	$(118)	$(143)
Three Months Ended June 30, 2012
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$271	$122	$149
Change in unrealized loss on securities transferred to held to maturity	96	43	53
Total securities held-to-maturity and transferred securities	367	165	202
Securities available-for-sale:
Reclassification adjustment for net gains included in net income	(44)	(20)	(24)
Change in net unrealized gain during the period	(457)	(205)	(252)
Total securities available-for-sale	(501)	(225)	(276)
Defined benefit plans:
Change in the net actuarial gain or loss	-	-	-
Total defined benefit plans	-	-	-
Total other comprehensive income	$(134)	$(60)	$(74)

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Six Months Ended June 30, 2013
Securities held-to-maturity and transferred securities
Change in non-credit component of OTTI	$16	$8	$8
Change in unrealized loss on securities transferred to held to maturity	112	50	62
Total securities held-to-maturity and transferred securities	128	58	70
Securities available-for-sale
Reclassification adjustment for net gains included in net income	(110)	(50)	(60)
Change in net unrealized gain during the period	117	51	66
Total securities available-for-sale	7	1	6
Total other comprehensive income	$135	$59	$76
Six Months Ended June 30, 2012
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$275	$124	$151
Change in unrealized loss on securities transferred to held to maturity	142	64	78
Total securities held-to-maturity and transferred securities	417	188	229
Securities available-for-sale:
Reclassification adjustment for net gains included in net income	(44)	(20)	(24)
Change in net unrealized gain during the period	(395)	(178)	(217)
Total securities available-for-sale	(439)	(198)	(241)
Defined benefit plans:
Change in the net actuarial gain or loss	568	256	312
Total defined benefit plans	568	256	312
Total other comprehensive income	$546	$246	$300

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2013	$(1,043)	$1,178	$(9,775)	$(9,640)
Other comprehensive income before reclassifications	70	66	-	136
Amounts reclassified from accumulated other comprehensive loss	-	(60)	-	(60)
Net other comprehensive income during the period	70	6	-	76
Balance as of June 30, 2013	$(973)	$1,184	$(9,775)	$(9,564)

Balance as of January 1, 2012	$(1,316)	$3,078	$(11,471)	$(9,709)
Other comprehensive income before reclassifications	229	(217)	312	324
Amounts reclassified from accumulated other comprehensive loss	-	(24)	-	(24)
Net other comprehensive income during the period	229	(241)	312	300
Balance as of June 30, 2012	$(1,087)	$2,837	$(11,159)	$(9,409)

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income per the Consolidated Statements of Income	$12,039	$11,531	$22,609	$21,778
Less: Dividends paid and earnings allocated to participating securities	(45)	(46)	(91)	(91)
Income attributable to common stock	$11,994	$11,485	$22,518	$21,687
Weighted average common shares outstanding, including participating securities	34,975,395	34,181,312	34,899,766	34,113,495
Less: weighted average participating securities	(321)	(329)	(323)	(327)
Weighted average common shares outstanding	34,975,074	34,180,983	34,899,443	34,113,168
Basic EPS	$0.34	$0.34	$0.65	$0.64
Income attributable to common stock	$11,994	$11,485	$22,518	$21,687
Weighted average common shares outstanding	34,975,074	34,180,983	34,899,443	34,113,168
Weighted average common equivalent shares outstanding	72,989	48,219	64,806	66,928
Weighted average common and equivalent shares outstanding	35,048,063	34,229,202	34,964,249	34,180,096
Diluted EPS	$0.34	$0.34	$0.65	$0.64

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 1,275,586 and 2,203,024 weighted-average stock options outstanding for the three-month periods ended June 30, 2013 and 2012, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 1,300,026 and 1,331,331 weighted-average stock options outstanding for the six-month periods ended June 30, 2013 and 2012, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and six-month periods ended June 30, 2013 and 2012, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2012, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2013	2012	2013	2012
Options outstanding – beginning of period	2,295,372	2,832,513	2,456,137	2,893,760
Options granted	-	24,440	-	24,440
Options exercised	(19,952)	(25,264)	(177,622)	(86,511)
Options forfeited	(1,687)	(1,387)	(4,782)	(1,387)
Options outstanding – end of period	2,273,733	2,830,302	2,273,733	2,830,302
Intrinsic value of options exercised	$67	$320	$217	$599
Compensation expense recognized	48	77	122	162
Remaining unrecognized compensation expense	213	482	213	482
Intrinsic value of outstanding options at period end	2,050	518	2,050	518
Intrinsic value of vested options at period end	2,015	362	2,015	362
Weighted average exercise price of vested options – end of period	15.87	15.41	15.87	15.41

The weighted average fair value per option at the date of grant for stock options granted was estimated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total options granted	-	24,440	-	24,440
Estimated fair value on date of grant	-	$4.09	-	$4.09
Pricing methodology utilized	-	Black- Scholes	-	Black- Scholes
Expected life (in years)	-	6.53	-	6.53
Interest rate	-	1.21%	-	1.21%
Volatility	-	45.17	-	45.17
Dividend yield	-	4.04	-	4.04

Restricted Stock Awards

The Company, from time to time, issues restricted stock awards to outside directors and certain officers under the 2004 Stock Incentive Plan.  Typically, awards to outside directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four-year period.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2013	2012	2013	2012
Unvested allocated shares – beginning of period	321,148	324,454	328,003	324,454
Shares granted	145,925	141,289	145,925	141,289
Shares vested	(148,759)	(135,369)	(155,614)	(135,369)
Shares forfeited	-	(2,371)	-	(2,371)
Unvested allocated shares – end of period	318,314	328,003	318,314	328,003
Compensation recorded to expense	$487	$461	$1,012	$899

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

The Bank had no loans classified as Doubtful at both June 30, 2013 and December 31, 2012.  All loans not classified as Special Mention or Substandard were deemed pass loans at both June 30, 2013 and December 31, 2012.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at June 30, 2013
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Not Graded(1)	$12,738	$-	$-	$-	$-	$12,738
Pass	59,409	2,772,701	328,177	370,138	-	3,530,425
Special Mention	6,750	9,155	5,681	4,320	-	25,906
Substandard	2,213	3,350	7,199	22,078	338	35,178
Total real estate loans	$81,110	$2,785,206	$341,057	$396,536	$338	$3,604,247
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances equal to or less than the FNMA Limits.

	Balance at December 31, 2012
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Not Graded(1)	$16,141	$-	$-	$-	$-	$16,141
Pass	66,415	2,665,410	326,053	363,299	-	3,421,177
Special Mention	6,333	7,711	5,547	2,639	-	22,230
Substandard	2,987	3,248	8,533	28,593	476	43,837
Total real estate loans	$91,876	$2,676,369	$340,133	$394,531	$476	$3,503,385
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at June 30, 2013	Balance at December 31, 2012
Performing	$2,512	$2,415
Non-accrual	5	8
Total	$2,517	$2,423

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At June 30, 2013
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$4	$149	$-	$1,164	$1,317	$79,793	$81,110
Multifamily residential and residential mixed use	-	-	974	1,688	2,662	2,782,544	2,785,206
Mixed use commercial real estate	-	-	-	1,150	1,150	339,907	341,057
Commercial real estate	-	-	-	5,500	5,500	391,036	396,536
Construction	-	-	-	-	-	338	338
Total real estate	$4	$149	$974	$9,502	$10,629	$3,593,618	$3,604,247
Consumer	$1	$5	$-	$5	$11	$2,506	$2,517
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2013.

At December 31, 2012
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$336	$155	$-	$938	$1,429	$90,447	$91,876
Multifamily residential and residential mixed use	6,451	-	190	507	7,148	2,669,221	2,676,369
Mixed use commercial real estate	-	-	-	1,170	1,170	338,963	340,133
Commercial real estate	207	-	-	6,265	6,472	388,059	394,531
Construction	-	-	-	-	-	476	476
Total real estate	$6,994	$155	$190	$8,880	$16,219	$3,487,166	$3,503,385
Consumer	$2	$5	$-	$8	$15	$2,408	$2,423
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2012.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on three real estate loans with an outstanding balance of $974 at June 30, 2013, and one loan with an outstanding balance of $190 at December 31, 2012, all  of which were 90 days or more past due on their respective contractual balloon principal payments.  The three loans at June 30, 2013, one of which was the $190 loan outstanding at December 31, 2012, continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments.  These loans are both well secured and expected to be refinanced during the year ending December 31, 2013, and therefore remained on accrual status at both June 30, 2013 and December 31, 2012, and thus were deemed performing assets at both June 30, 2013 and December 31, 2012.

Troubled Debt Restructured Loans ("TDRs").

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of June 30, 2013		As of December 31, 2012
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential and cooperative unit	3	$941	3	$948
Multifamily residential and residential mixed use	5	1,917	5	1,953
Mixed use commercial real estate	1	718	1	729
Commercial real estate	10	41,016	13	47,493
Total real estate	19	$44,592	22	$51,123

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of June 30, 2013		As of December 31, 2012
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	19	$44,592	22	$51,123
TDRs on accrual status at period end	17	38,699	20	44,858
TDRs on non-accrual status at period end	2	5,893	2	6,265

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both June 30, 2013 and December 31, 2012.

There were no loan modifications during the three months ended June 30, 2013 and 2012 that met the definition of a TDR.  The following table summarizes activity related to TDRs for the periods indicated:

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	-	-	-	1	$459	$459
Commercial real estate	-	-	-	2	4,430	4,430
TOTAL	-	-	-	3	$4,889	$4,889

During the three- month and six- month periods ended June 30, 2013 and 2012, the Company made modifications to other existing loans that were deemed both insignificant and sufficiently temporary in nature, thus not warranting classification as TDRs.  Such activity was immaterial.

The Bank's allowance for loan losses at June 30, 2013 reflected $522 of allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2012 reflected $520 of allocated reserve associated with TDRs.  Activity related to reserves associated with TDRs was immaterial during the three-month and six-month periods ended June 30, 2013.  During the six months ended June 30, 2012, allocated reserves totaling $1,034 associated with nine TDRs were removed, as improvement in the underlying conditions of these loans resulted in the determination that the allocated reserve was no longer warranted.  In addition, during the six months ended June 30, 2012, $154 of reserves were charged-off upon the disposal of two TDRs.

As of June 30, 2013 and December 31, 2012, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three or six-month periods ended June 30, 2013 or 2012 (thus no significant impact to the allowance for loan losses during those periods).

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

Delinquent Serviced Loans Subject to a Recourse Obligation

As of June 30, 2013 and December 31, 2012, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").

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

At June 30, 2013, within the pool of multifamily loans sold to FNMA, there was one $474 loan 90 days or more delinquent and one $226 loan delinquent between 30 and 89 days.  At December 31, 2012, within the pool of multifamily loans sold to FNMA, there was one $474 loan 90 days or more delinquent and one $229 loan delinquent between 30 and 89 days.

9.   ALLOWANCE FOR LOAN LOSSES AND LIABILITY FOR FIRST LOSS POSITION

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans;  (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): 1) real estate loans; and 2) consumer loans.  Within the segments, the Bank analyzes the allowance based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both June 30, 2013 and December 31, 2012.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment is charged off immediately, impairment measured from a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both June 30, 2013 and December 31, 2012.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both June 30, 2013 and December 31, 2012, the reserve allocated within the allowance for loan losses associated with loans internally classified as Substandard (excluding impaired loans internally designated as Substandard) reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at June 30, 2013 and December 31, 2012.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $375 at June 30, 2013 and $795 at December 31, 2012.  The decline resulted primarily from a reduction of $4,936 in the balance of such loans from December 31, 2012 to June 30, 2013.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both June 30, 2013 and December 31, 2012, the reserve allocated within the allowance for loan losses associated with loans internally classified as Special Mention (excluding impaired loans internally designated as Special Mention) reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at June 30, 2013 and December 31, 2012.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans increased from $145 at December 31, 2012 to $235 at June 30, 2013, due to an increase of $5,631 in the balance of such loans, as well as an increase in the estimated loss percentage determined to be applied to such loans, from December 31, 2012 to June 30, 2013.

Pass Graded Loan Component

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with pass graded real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and cooperative unit; 2) multifamily residential and residential mixed use; 3) mixed use commercial real estate, 4) commercial real estate; and 5) construction and land acquisition.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for pass graded real estate loans:

(i)	Charge-off experience (including peer charge-off experience)
(ii)	Economic conditions
(iii)	Underwriting standards or experience
(iv)	Loan concentrations
(v)	Loan seasoning
(vi)	Nature and volume of the portfolio
(vii)	Changes in the quality and scope of the loan review function

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience - Loans within the pass graded loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  The Bank also reviews and considers the charge-off experience of peer banks in its lending marketplace in order to determine whether there may be potential losses that have taken a longer or shorter period to flow through its allowance for loan losses.

(ii) Economic conditions - At both June 30, 2013 and December 31, 2012, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

(iii) Underwriting standards or experience - Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Different loss expectations are then incorporated into the methodology.

(iv) Concentrations of credit - The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) Loan Seasoning - The Bank analyzes its charge-off history in order to determine whether loans that are over three years past their origination date (referred to as seasoned loans) have experienced lower loss levels, and would thus warrant a lower expected loss percentage.  This element was given minimal consideration in the June 30, 2013 and December 31, 2012 evaluations.  The minimal consideration resulted from an analysis of the loss experience recognized during the recent recessionary period, which concluded that the age or seasoning of a loan did not inversely correlate to the Bank's loss experience.

(vi) Nature and volume of the portfolio – The Bank considers any significant changes in the overall nature and volume of its loan portfolio.

(vii) Changes in the quality and scope of the loan review function – The Bank considers the potential impact upon its allowance for loan losses of any adverse change in the quality and scope of the loan review function.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended June 30, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$350	$13,890	$2,590	$3,652	$22	$20,504	$26
Provision (credit) for loan losses	12	755	(360)	(374)	(10)	23	5
Charge-offs	(11)	(46)	(15)	-	-	(72)	(7)
Recoveries	1	21	-	1	-	23	-
Ending balance	$352	$14,620	$2,215	$3,279	$12	$20,478	$24

Ending balance – loans individually evaluated for impairment	$1,206	$3,212	$1,868	$41,016	$-	$47,302	$-
Ending balance – loans collectively evaluated for impairment	79,904	2,781,994	339,189	355,520	338	3,556,945	2,517
Allowance balance associated with loans individually evaluated for impairment	6	-	-	516	-	522	-
Allowance balance associated with loans collectively evaluated for impairment	346	14,620	2,215	2,763	12	19,956	24

At December 31, 2012
Ending balance – loans individually evaluated for impairment	$1,291	$2,460	$1,900	$47,493	$-	$53,144	$-
Ending balance – loans collectively evaluated for impairment	90,585	2,673,909	338,233	347,038	476	3,450,241	2,423
Allowance balance associated with loans individually evaluated for impairment	7	-	-	513	-	520	-
Allowance balance associated with loans collectively evaluated for impairment	337	14,299	2,474	2,869	24	20,003	27
Total Ending balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27

At or for the Three Months Ended June 30, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$313	$13,871	$2,249	$3,011	$-	$19,444	$24
Provision	40	1,840	47	347	-	2,274	1
Charge-offs	(110)	(1,241)	(136)	(163)	-	(1,650)	(2)
Recoveries	15	63	11	1	-	90	-
Transfer from the reserve for loan commitments	-	18	10	34	-	62	-
Ending balance	$258	$14,551	$2,181	$3,230	$-	$20,220	$23

At or for the Six Months Ended June 30, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27
Provision (credit) for loan losses	104	456	(273)	(101)	(12)	174	10
Charge-offs	(99)	(156)	(15)	(4)	-	(274)	(13)
Recoveries	3	21	29	2	-	55	-

Ending balance	$352	$14,620	$2,215	$3,279	$12	$20,478	$24

At or for the Six Months Ended June 30, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26
Provision (reduction)	403	2,237	1,300	(94)	(121)	3,725	7
Charge-offs	(640)	(2,138)	(663)	(485)	(3)	(3,929)	(10)
Recoveries	15	87	11	1	-	114	-
Transfer from the reserve for loan commitments	-	52	5	25	-	82	-
Ending balance	$258	$14,551	$2,181	$3,230	$-	$20,220	$23

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):

	At June 30, 2013
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,073	$995	$-
With an allocated reserve	257	212	6
Multifamily Residential and Residential Mixed Use
With no allocated reserve	3,212	3,212	-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,867	1,867	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	26,938	25,825	-
With an allocated reserve	15,191	15,191	516
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$33,090	$31,899	$-
With an allocated reserve	$15,448	$15,403	$522
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2012
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,079	$1,079	$-
With an allocated reserve	258	212	7
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,767	2,460	-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,900	1,900	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	33,416	32,217	-
With an allocated reserve	15,276	15,276	513
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$39,162	$37,656	$-
With an allocated reserve	$15,534	$15,488	$520

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$996	$6	$855	$25	$1,024	$17	$948	$33
With an allocated reserve	212	5	212	5	211	9	612	9
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,779	32	6,733	124	2,673	80	7,131	255
With an allocated reserve	-	-	-	-	-	-	700	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,875	40	1,721	19	1,883	92	3,074	44
With an allocated reserve	-	-	-	-	-	-	320	-
Commercial Real Estate
With no allocated reserve	27,179	364	35,226	417	28,858	762	27,421	914
With an allocated reserve	15,198	138	15,322	189	15,225	396	23,301	379
Construction
With no allocated reserve	-	-	-	-	-	-	-	-
With an allocated reserve	-	-	-	-	-	-	-	-
Total
With no allocated reserve	$32,829	$442	$44,535	$585	$34,438	$951	$38,574	$1,246
With an allocated reserve	$15,410	$143	$15,534	$194	$15,436	$405	$24,933	$388

Reserve Liability for First Loss Position

At both June 30, 2013 and December 31, 2012, the Bank serviced a pool of loans that it sold to FNMA and was subject to the First Loss Position.  The Bank maintains a reserve liability in relation to the First Loss Position that reflects estimated losses on this loan pool at each period end.  For performing loans within the FNMA serviced pool, the reserve recognized is based upon the historical loss experience on this loan pool.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans and activity in the related liability:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2013	2012	2013	2012
Outstanding balance of multifamily loans serviced for FNMA at period end	$229,165	$291,733	$229,165	$291,733
Total First Loss Position at end of period	15,428	16,356	15,428	16,356
Liability on the First Loss Position
Balance at beginning of period	$1,291	$2,958	$1,383	$2,993
Transfer of specific reserve for serviced loans re-acquired by the Bank	-	-	-	-
Credit for losses on problem loans(1)	(102)	(967)	(194)	(967)
Charge-offs and other net reductions in balance	(1)	(307)	(1)	(342)
Balance at period end	$1,188	$1,684	$1,188	$1,684
(1) Amount recognized as a component of mortgage banking income during the period.

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company, excluding trading securities, at June 30, 2013:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$16,337	$7,390	$(617)	-	$(1,156)(2)	$5,617	$(76)	$5,541
Investment securities available for sale:
Registered Mutual Funds	2,790	2,684	-	502	-	3,175	-	3,175
Agency notes	15,070	15,070	-	64	-	15,134	-	15,134
Pass-through MBS issued by GSEs	34,183	34,183	-	1,557	-	35,740	-	35,740
Collateralized mortgage obligations ("CMOs") issued by GSEs	922	922	-	9	-	931	-	931
Private issuer pass through MBS	763	763	-	21	-	784	-	784
Private issuer CMOs	726	726	-	12	-	738	-	738
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2012:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses	Book Value	Other Unrecognized Gains	Fair Value
Investment securities held-to-maturity:
TRUPS	$16,774	$7,829	$(634)	-	$(1,268)(2)	$5,927	$340	$6,267
Investment securities available for sale:
Registered Mutual Funds	2,904	2,556	-	449	-	3,005	-	3,005
Agency notes	29,820	29,820	-	125	-	29,945	-	29,945
Pass-through MBS issued by GSEs	43,142	43,142	-	1,561	(25)	44,678	-	44,678
CMOs issued by GSEs	2,436	2,436	-	26	-	2,462	-	2,462
Private issuer pass through MBS	962	962	-	-	(7)	955	-	955
Private issuer CMOs	908	908	-	18	-	926	-	926
(1) Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2) Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At June 30, 2013, the agency note investments in the table above had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
Due after one year through three years	$15,000	$15,064
Due after three years through five years	70	70
TOTAL	$15,070	$15,134

The held-to-maturity TRUPS had a weighted average term to maturity of 21.4 years at June 30, 2013.  At June 30, 2013, MBS available-for-sale (which included pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 17.0 years and a weighted average estimated duration of 1.5 years.  There were no sales of investment securities either held-to-maturity or available-for-sale or sales of MBS available-for-sale during the three-months ended June 30, 2013 or 2012.

As of each reporting period through June 30, 2013, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of June 30, 2013, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At June 30, 2013, these five securities had credit ratings ranging from "C" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended June 30, 2013			At or for the Three Months Ended June 30, 2012
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,946	$625	$9,571	$9,155	$926	$10,081
OTTI recognized on securities with previous OTTI	-	-	-	-	-	-
Reductions and transfers to credit-related OTTI	-	-	-	-	(181)	(181)
Amortization of previously recognized OTTI	1	(8)	(7)	(210)	(90)	(300)
Cumulative balance at end of the period	$8,947	$617	$9,564	$8,945	$655	$9,600

	At or for the Six Months Ended June 30, 2013			At or for the Six Months Ended June 30, 2012
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,945	$634	$9,579	$8,974	$930	$9,904
OTTI recognized on securities with previous OTTI	-	-	-	181	6	187
Reductions and transfers to credit-related OTTI	-	-	-	-	(181)	(181)
Amortization of previously recognized OTTI	2	(17)	(15)	(210)	(100)	(310)
Cumulative balance at end of the period	$8,947	$617	$9,564	$8,945	$655	$9,600

The following table summarizes the gross unrealized losses and fair value of investment securities as of June 30, 2013, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$3,685	$1,315	$3,685	$1,315
Available for Sale Securities
Registered Mutual Funds	901	11	-	-	901	11
(1)    At June 30, 2013, the recorded balance of these securities was $3,844.  This balance reflected the remaining unrealized loss of $1,156 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, this unrealized loss is currently being amortized over the remaining estimated life of these securities.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2013, impairment of two of the TRUPS, with an amortized cost of $5,000, was deemed temporary.  These securities remained in an unrealized loss position for 12 or more consecutive months, and their cumulative unrealized loss was $1,315 at June 30, 2013, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At June 30, 2013, both of these securities had ratings ranging from "BB-" to "Ba1."  Despite both the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at June 30, 2013 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continued to make their contractual payments of principal and interest.  In making this determination, management considered the following:

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

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2012, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$3,705	$1,732	$3,705	$1,732
Available-for-Sale Securities:
Federal Home Loan Mortgage Corporation pass-through certificates	$5,867	$25	$-	$-	$5,867	$25
Private label MBS	-	-	955	7	955	7
(1) At December 31, 2012, the recorded balance of these securities was $4,170.  This balance reflected the remaining unrealized loss of $1,268 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, this unrealized loss is currently being amortized over the remaining estimated life of these securities.

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

Assets Measured at Fair Value on a Recurring Basis at June 30, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,105	$1,105	$-	$-
International Equity Mutual Funds	139	139	-	-
Fixed Income Mutual Funds	3,883	3,883	-	-
Investment securities available-for-sale:
Agency notes	15,134	-	15,134	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,701	1,701	-	-
International Equity Mutual Funds	363	363	-	-
Fixed Income Mutual Funds	1,111	1,111	-	-
Pass-through MBS issued by GSEs	35,740	-	35,740	-
CMOs issued by GSEs	931	-	931	-
Private issuer pass through MBS	784	-	784	-
Private issuer CMOs	738	-	738	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$930	$930	$-	$-
International Equity Mutual Funds	129	129	-	-
Fixed Income Mutual Funds	3,815	3,815	-	-
Investment securities available-for-sale:
Agency notes	29,945	-	29,945	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,502	1,502	-	-
International Equity Mutual Funds	358	358	-	-
Fixed Income Mutual Funds	1,145	1,145	-	-
Pass-through MBS issued by GSEs	44,678	-	44,678	-
CMOs issued by GSEs	2,462	-	2,462	-
Private issuer pass through MBS	955	-	955	-
Private issuer CMOs	926	-	926	-

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

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both June 30, 2013 and December 31, 2012.  Obtaining market values as of June 30, 2013 and December 31, 2012 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of both June 30, 2013 and December 31, 2012.  Obtaining market values as of June 30, 2013 and December 31, 2012 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2013
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

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2013 and December 31, 2012 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 2 input), or, more commonly, a recent real estate appraisal (Level 3 input).  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of June 30, 2013, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $6,184, and no valuation allowance within the allowance for loan losses.  As of December 31, 2012, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $6,922, and no valuation allowance within the allowance for loan losses.  Such loans had no impact upon the provision for loan losses during either the three months ended June 30, 2013 or the year ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at June 30, 2013:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Range of Values	Weighted Average Value
$207	Income approach only	Capitalization rate	N/A*	7.5%
		Reduction for planned expedited disposal	N/A*	10%

477	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%-15.0%	8.3%
		Capitalization rate (income approach component)	7.8%-8.5%	8.1%
		Reduction for planned expedited disposal	20.0%-27.5%	23.3%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale negotiated on terms deemed acceptable	N/A*	17%
*Only one loan in this population.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2012:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Range of Values	Weighted Average Value
$207	Income approach only	Capitalization rate	N/A*	7.5%
		Reduction for planned expedited disposal	N/A*	10%

1,215	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%-6.0%	3.8%
		Capitalization rate (income approach component)	7.3%-7.5%	7.4%
		Reduction for planned expedited disposal	10.0%-25.0%	15.6%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale negotiated on terms deemed acceptable	N/A*	17%
*Only one loan in this population.

OREO.  OREO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. OREO is carried, net of allowances for losses, at the lower of its recorded historical cost or the fair value of the property as adjusted for any estimated disposal costs.  The fair value of OREO is estimated through current appraisals, by a licensed appraiser.  Since OREO properties are actively marketed, estimated fair values could periodically be adjusted to reflect current market conditions and, as such, are classified as Level 3.   There was one OREO property held at December 31, 2012, and two OREO properties held at June 30, 2013.  Due to the immaterial nature of OREO, quantitative information about Level 3 fair value measurements for the OREO measured at fair value has not been disclosed.

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012 were as follows:

		Fair Value at June 30, 2013 Using
At June 30, 2013	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$61,291	$61,291		$-		$-		$61,291
Investment securities held to maturity (TRUPS)	5,617	-		-		5,541		5,541
Loans, net	3,586,262	-		-		3,665,525		3,665,525
Loans held for sale	232	-		234		-		234
Accrued interest receivable	12,477	9		234		12,234		12,477
Mortgage Servicing Rights ("MSR")	832	-		1,195		-		1,195
FHLBNY capital stock	40,288	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,732,576	$1,732,576		$-		$-		$1,732,576
Certificates of Deposit ("CDs")	875,083	-		888,638		-		888,638
Escrow and other deposits	86,028	86,028		-		-		86,028
FHLBNY Advances	737,500	-		770,108		-		770,108
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,864	-		2,864		-		2,864

		Fair Value at December 31, 2012 Using
At December 31, 2012	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$79,076	$79,076		$-		$-		$79,076
Investment securities held to maturity (TRUPS)	5,927	-		-		6,267		6,267
Loans, net	3,485,258	-		-		3,609,505		3,610,065
Loans held for sale	560	-		560		-		560
Accrued interest receivable	13,518	-		359		13,159		13,518
MSR	1,115	-		1,511		-		1,511
FHLBNY capital stock	45,011	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,587,454	$1,587,454		$-		$-		$1,587,454
CDs	891,975	-		907,657		-		907,657
Escrow and other deposits	82,753	82,753		-		-		82,753
FHLBNY Advances	842,500	-		885,774		-		885,774
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,827	-		2,827		-		2,827

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

TRUPS Held to Maturity – At both June 30, 2013 and December 31, 2012, the Company owned seven TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of June 30, 2013.  As a result, at both June 30, 2013 and December 31, 2012, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i) Discount Rate - Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the seven TRUPS, as follows:

(1)
Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of June 30, 2013 ranged from 1.7% to 2.5%, with a weighted average value of 2.2%.

(2)  Current discount rate - the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."  The existing discount rates utilized to compute fair value as of June 30, 2013 ranged from 5.3% to 5.4%, with a weighted average value of 5.3%.

(ii) Defaults – The Company utilized the most recently published measures of capital adequacy and/or problematic assets to estimate potential defaults in the collateral pool of performing issuers underlying the seven securities.  In instances where problematic assets equaled or exceeded the issuer's regulatory capital, or the issuer's capital level fell below the limits established by the regulatory agencies, defaults were deemed probable to occur.  Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of June 30, 2013 ranged from 0% to 4.0% of the performing security pool balance, with a weighted average rate of 1.1%.  The Company additionally utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows - The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at June 30, 2013 and December 31, 2012, the Company utilized a minimum of two additional cash flow valuation models in order to estimate the fair value of TRUPS.  Two of the three independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions deriving estimated cash flows, individual bank defaults and discount rate.  At December 31, 2012, a third independent cash flow valuation model was utilized which was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation model utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the TRUPS market. This valuation model was not utilized as of June 30, 2013 as it was deemed too anomalous.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

Loans, Net - The fair value of impaired loans that are measured at fair value is determined in the manner described commencing on page 26.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair value of loans receivable other than impaired loans measured at fair value, is shown under the Level 3 valuation column.

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

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$15	$-	$39
Interest cost	290	57	306	90
Expected return on assets	(380)	-	(363)	-
Amortization of unrealized loss	587	12	541	75
Net periodic cost	$497	$84	$484	$204

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$30	$-	$78
Interest cost	579	114	612	180
Expected return on assets	(759)	-	(726)	-
Amortization of unrealized loss	1,174	24	1,082	150
Net periodic cost	$994	$168	$968	$408

The Company disclosed in its consolidated financial statements for the year ended December 31, 2012 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2013 as follows: Employee Retirement Plan - $53, BMP - $483, Outside Director Retirement Plan - $186, and Postretirement Plan - $187.  The Company made contributions of $22 to the Employee Retirement Plan during the six months ended June 30, 2013, and expects to make the remainder of the estimated $53 of net contributions during 2013.  The Company made benefit payments of $91 on behalf of the Outside Director Retirement Plan during the six months ended June 30, 2013, and expects to make the remainder of the estimated $186 of net contributions or benefit payments during 2013.  The Company made benefit payments totaling $50 on behalf of the Postretirement Plan during the six months ended June 30, 2013, and expects to make the remainder of the estimated $187 of contributions or benefit payments during 2013.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the six months ended June 30, 2013, and does not currently expect to make the $483 of benefit payments on behalf of the BMP during 2013, since anticipated retirements that formed the basis for these expected benefit payments in 2013 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended June 30, 2013 and 2012, the Company's consolidated effective tax rates were 40.1% and 41.0%, respectively. During the six months ended June 30, 2013 and 2012, the Company's consolidated effective tax rates were 40.3% and 40.9%, respectively, approximating the expected 41% normalized rate for each period.  There were no significant unusual income tax items during either the three-month or six-month periods ended June 30, 2013 and 2012.

14.   NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the consolidated statements of income was comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain (loss) on the sale of loans originated for sale	$(1)	$6	$11	$8
Credit to the liability for First Loss Position	102	967	194	967
Mortgage banking fees	11	122	68	241
Net mortgage banking income	$112	$1,095	$273	$1,216

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In addition, the Bank's primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on NYC multifamily residential and mixed-use real estate loans.  The Company believes that multifamily residential and mixed-use loans in and around NYC provide several advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank's multifamily residential and mixed use loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank's market area has generally provided a stable flow of new and refinanced multifamily residential and mixed-use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities, seeks to maintain the asset quality of its loans and other investments, and uses appropriate portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

The most recent recession in the United States officially began in December 2007, but became evident in 2008.  The recession in the housing market was clearly underway by late 2008, and the economic crisis was in full stride, marked by the September 15, 2008 bankruptcy filing of Lehman Brothers Holdings, Inc.  Although statistically the recession ended in 2009, subsequent years have been marked by anemic gross domestic product growth in the United States, and prolonged high rates of unemployment.  The Federal Reserve Bank, in order to address one of its two primary mandates (i.e., stable employment), has pursued a monetary policy known as "quantitative easing", which has had the outcome of keeping the long end of the yield curve at historically low rates.  Initially, financial intermediaries, like the Bank, benefited from low short term rates, through lower funding costs.  Now, as quantitative easing enters its fifth year, borrowers are taking advantage of historically low intermediate- and long-term interest rates.  This has put downward pressure on the Bank's asset yields, and net interest margin.  At the same time, real estate conditions in the Bank's primary geographic market, and loan type (multifamily loans), have rebounded strongly.  Credit costs, which characterized the 2009 through 2011 period, have abated.

During the years ended December 31, 2011 and 2012 and the six months ended June 30, 2013, the Company experienced a steadily increasing level of both prepayment and refinance activity.  In the early portion of this cycle, the Company did not pursue loan portfolio growth.  However, a combination of strong and growing Bank capital levels, strong demand for multifamily housing and financing, improved economic conditions in NYC, and a Federal Reserve policy  explicitly stating that rates will remain low until unemployment declines markedly, led to a change in investment posture on the part of management.   As a result, for the past six quarters, the Company has been a more active lender, growing both the loan portfolio and total assets.

During the year ended December 31, 2012, the Company elected to prepay its entire $195.0 million of REPO borrowings with a weighted average cost of 4.3% and a weighted average term to maturity exceeding 4.0 years, incurring a prepayment cost of $28.8 million as a component of interest expense during the year ended December 31, 2012.  The short-term securities that were pledged against these borrowings had yields that had steadily declined over the past several years, and approximated 0.5% throughout 2012.  This prepayment transaction has a breakeven of 3.5 years, and contributed positively to net interest margin during the three-month and six-month periods ended June 30, 2013.

For a further discussion of recent market developments, please refer to Exhibit 99 of the Holding Company's Current Report on Form 8-K filed on July 25, 2013.
Recent Regulatory Developments

Basel III Capital Rules. In July 2013, the Bank's primary federal regulator, the Federal Deposit Insurance Corporation, and the Holding Company's primary regulator, the Federal Reserve Bank published final rules (the "Basel III Capital Rules") that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements reached by the Basel Committee on Banking Supervision in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Basel III Capital Rules apply to depository institutions and ultimate parent savings and loan holding companies, such as the Bank and Holding Company, respectively.

The new Basel III Capital Rules: a) introduce a new capital measure entitled "Common Equity Tier 1" ("CET1"); b) specify that tier 1 capital consist of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; c) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and d) expand the scope of the deductions or adjustments from capital as compared to the existing regulations.

Under the new Basel III Capital Rules, banking organizations are provided a one-time option in their initial regulatory financial report filed after January 1, 2015 to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital.  Currently these components are considered in such computation.

The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from tier 1 capital for banking organizations with less than $15 billion in total assets, while also implementing stricter eligibility requirements for regulatory capital instruments that should serve to disallow the inclusion of all non-exempt issuances of trust preferred securities and cumulative perpetual preferred stock from tier 1 capital.  The Basel III Capital Rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in tier 1 capital, as well as providing stricter risk weighting rules to these assets.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios: a) 4.5% based upon CET1; b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of total assets) of 4.0% is also required under the Basel III Capital Rules.  The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on either proposed capital distributions or discretionary bonus payments, with discretionary bonus payments being completely prohibited in the event of the following: a) the banking organization's capital conservation buffer was below 2.5% at the beginning of a quarter; and b) its cumulative net income for the most recent quarterly period plus the preceding four calendar quarters is less than its cumulative capital distributions (as well as associated tax effects not already reflected in net income) during the same measurement period.

The Basel III Capital Rules also provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replaces the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach in which senior securitization tranches are assigned a risk weight associated with the underlying exposure and a banking organization must hold capital for the senior tranche based on the risk weight of the underlying exposures.  Under the revised approach, for subordinate securitization tranches, a banking organization must hold capital for the subordinate tranche, as well as all more senior tranches for which the subordinate tranche provides credit support.

The Basel III Capital Rules become initially effective on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.  The enactment of the Basel III Capital Rules could increase the required capital levels of the Bank, and the Holding Company will become subject to consolidated capital rules.

The Basel III Capital Rules adopted in July 2013 do not address the proposed Liquidity Coverage Ratio Test called for by the proposed Basel III framework which, if implemented, will require the Bank to hold sufficient high-quality liquid assets to cover its total net cash outflows over 30 days.  Management believes that, as of June 30, 2013, the Holding Company and the Bank would have satisfied all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were then in effect.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2013		2012		2013		2012
Performance and Other Selected Ratios:
Return on Average Assets	1.20%		1.17%		1.14%		1.09%
Return on Average Stockholders' Equity	11.93		12.39		11.29		11.81
Stockholders' Equity to Total Assets	10.35		9.70		10.35		9.70
Loans to Deposits at End of Period	138.32		142.33		138.32		142.33
Loans to Earning Assets at End of Period	96.60		91.23		96.60		91.23
Net Interest Spread	3.34		3.37		3.28		3.29
Net Interest Margin	3.55		3.63		3.49		3.55
Average Interest Earning Assets to Average Interest Bearing Liabilities	116.89		115.75		116.34		114.37
Non-Interest Expense to Average Assets	1.53		1.59		1.59		1.60
Efficiency Ratio	43.24		41.83		45.55		44.11
Effective Tax Rate	40.10		40.97		40.26		40.91
Dividend Payout Ratio	41.18		41.18		43.08		43.75
Per Share Data:
Reported EPS (Diluted)	$0.34		$0.34		$0.65		$0.64
Cash Dividends Paid Per Share	0.14		0.14		0.28		0.28
Stated Book Value	11.34		10.65		11.34		10.65
Asset Quality Summary:
Net Charge-offs	$56		$1,562		$232		$3,825
Non-performing Loans	9,507		13,318		9,507		13,318
Non-performing Loans/Total Loans	0.26%		0.40%		0.26%		0.40%
Non-performing Assets	$10,987		$14,233		$10,987		$14,233
Non-performing Assets/Total Assets	0.28%		0.37%		0.28%		0.37%
Allowance for Loan Loss/Total Loans	0.57		0.60		0.57		0.60
Allowance for Loan Loss/Non-performing Loans	215.65		152.00		215.65		152.00
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.65	x	2.30	x	2.55	x	2.07	x
Excluding Interest on Deposits	3.86		3.04		3.68		2.59
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

Allowance for Loan Losses and Reserve for Loan Commitments. The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 9 to the Company's condensed consolidated financial statements.  The reserve for loan commitments is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any increases in this reserve are achieved via a transfer of reserves from the Bank's allowance for loan losses, with any subsequent resulting shortfall in the allowance for loan losses satisfied through the quarterly provision for loan losses.  Any increase or decrease in the loan commitment reserve is recognized as a component of non-interest expense.

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

The Company identified a single reporting unit for purposes of its goodwill impairment testing, and thus performs its impairment test on a consolidated basis.  The impairment test has two potential stages.  In the initial stage, the Holding Company's market capitalization (reporting unit fair value) is compared to its outstanding equity (reporting unit carrying value).  The Company utilizes closing price data for the Holding Company's common stock as reported on the Nasdaq National Market in order to compute market capitalization. The second stage is only utilized in the event that the initial stage indicates potential impairment.  To date, the Company has not been required to utilize the second stage. The Company performed an impairment test as of June 30, 2013 and concluded that no potential impairment of goodwill existed since the fair value of the Company's reporting unit exceeded its carrying value.  No events or circumstances have occurred subsequent to June 30, 2013 that would reduce the fair value of the Company's reporting unit below its carrying value.  Such events or circumstances would require the immediate performance of an impairment test in accordance with ASC 805-10.

(ii) Valuation of Financial Instruments and Analysis of OTTI Related to Investment Securities and MBS.  Debt securities are classified as held-to-maturity, and carried at amortized cost, only if the Company has a positive intent and ability to hold them to maturity.

At June 30, 2013, the Company owned seven TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became highly illiquid, and continued to be deemed as such as of June 30, 2013.  As a result, at both June 30, 2013 and December 31, 2012, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing as described in Note 11 to the Company's condensed consolidated financial statements).

At June 30, 2013 and December 31, 2012, the Company had investments in nine mutual funds totaling $5.1 million and $4.9 million, respectively, which were classified as trading.  All changes in valuation of these securities are recognized in the Company's results of operations.

Debt securities that are not classified as either held-to-maturity or trading are classified as available-for-sale.

  Available-for-sale debt and equity securities that have readily determinable fair values are carried at fair value.  All of the Company's available-for-sale securities at June 30, 2013 and December 31, 2012 had readily determinable fair values, which were based on published or securities dealers' market values.

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in fair value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a corresponding decline in either net income or accumulated other comprehensive income or loss in accordance with ASC 320-10-65.  See Note 10 to the Company's condensed consolidated financial statements for a reconciliation of OTTI on securities during the three-month periods ended June 30, 2013 and 2012.

Recognition of Deferred Tax Assets.  Management reviews all deferred tax assets periodically.  Upon such review, in the event that there is a greater than 50% likelihood that the deferred tax asset will not be fully realized, a valuation allowance is recognized against the deferred tax asset in the amount for which realization is determined to be more unlikely than likely to occur.

Unrecognized Tax Positions. Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no material uncertain tax positions as of June 30, 2013 or December 31, 2012.

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

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments, advances from the FHLBNY, and REPOS entered into with various financial institutions, including the FHLBNY.  The Bank may also sell selected multifamily residential and mixed use real estate loans to private sector secondary market purchasers and has in the past sold such loans, as well as one to four family residential loans, to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $128.2 million during the six months ended June 30, 2013, compared to an increase of $12.0 million during the six months ended June 30, 2012.  Within deposits, core deposits (i.e., non-CDs) increased $145.1 million during the six months ended June 30, 2013 and $44.5 million during the six months ended June 30, 2012.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs decreased $16.9 million during the six months ended June 30, 2013 and declined by $32.5 million during the six months ended June 30, 2012.  The reduction during the six months ended June 30, 2013 resulted primarily from the attrition of maturing CDs from prior period promotional activities and the customer preference for deposit types other than CDs. The reduction during the six months ended June 30, 2012 was due to the attrition of maturing CDs from prior period promotional activities

The Bank did not prepay any borrowings during the six months ended June 30, 2013, and elected not to replace $105.0 million of FHLBNY advances that matured during the same period.  During the six months ended June 30, 2012, the Bank prepaid $40.0 million of borrowings secured by REPOS and $55.0 million of FHLBNY advances, removing a negative carrying cost associated with this $95.0 million of funding liabilities.  The Bank also elected not to replace $107.3 million of FHLBNY advances that matured during the six months ended June 30, 2012.

During the six months ended June 30, 2013, principal repayments totaled $496.7 million on real estate loans (including refinanced loans) and $10.8 million on MBS. During the six months ended June 30, 2012, principal repayments totaled $485.3 million on real estate loans (including refinanced loans) and $23.2 million on MBS.  The increase in principal repayments on real estate loans reflected heightened loan refinancing activity during the three months ended June 30, 2013.  The decline in principal repayments on MBS resulted from a reduction of $48.1 million in their average balance from the six months ended June 30, 2012 to the six months ended June 30, 2013.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At June 30, 2013, the Bank had an additional potential borrowing capacity of $444.1 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At June 30, 2013, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the six months ended June 30, 2013 and 2012, real estate loan originations totaled $570.0 million and $387.6 million, respectively.  The increase from the six months ended June 30, 2012 to the six months ended June 30, 2013 reflected the Company's transition, in late 2012 and during the six months ended June 30, 2013, from a non-growth, to a measured loan and balance sheet growth, strategy, which necessitated higher real estate loan origination levels.  Purchases of investment securities (excluding trading securities, federal funds sold and short-term investments) were negligible during the six months ended June 30, 2013, and $103.3 million during the six months ended June 30, 2012.  Security purchases were de-emphasized during the six months ended June 30, 2013 due to the removal of required securities for collateral on REPO borrowings.  The purchases made during the six months ended June 30, 2012 were comprised of $80.1 million of medium-term agency notes aimed at providing additional yield on liquid funds, and $23.2 million of adjustable rate Government National Mortgage Association MBS, which sought to provide additional yield on liquid assets, ongoing cash flows from principal repayments and protection against potential increases in interest rates.

The Holding Company did not repurchase any shares of its common stock during the six months ended June 30, 2013 and 2012.  As of June 30, 2013, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $15.32 per share closing price of its common stock as of June 28, 2013, the Holding Company would utilize $17.2 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

        The Holding Company paid $9.8 million in cash dividends on its common stock during the six months ended June 30, 2013, and $9.6 million during the six months ended June 30, 2012.  The increase in payment resulted from a net increase of 709,799 shares outstanding from June 30, 2012 to June 30, 2013.

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

Off-Balance Sheet Arrangements

From December 2002 through February 2009, the Bank originated and sold multifamily residential mortgage loans in the secondary market to FNMA while retaining servicing.  The Bank is required to retain the First Loss Position related to all loans sold under this program, which will remain in effect until the earlier of the following events: (1) all of the loans have been fully satisfied or enter OREO status; or (2) the First Loss Position is fully exhausted.

In addition, as part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of June 30, 2013:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$40,227	$-	$-	$-	$40,227
Other loan commitments (1)	118,384	-	-	-	118,384
Other Commitments:
First Loss Position on loans sold to FNMA (1)	15,428	-	-	-	15,428
Total Commitments	$174,039	$-	$-	$-	$174,039

(1) In accordance with the requirements of both ASC 450-20-25 and 460-10-25, as of June 30, 2013, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $184 and $1,188, respectively, and were recorded in other liabilities in the Company's consolidated statements of financial condition.

Asset Quality

General
At both June 30, 2013 and December 31, 2012, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $9.5 million and $8.9 million at June 30, 2013 and December 31, 2012, respectively, representing 0.26% and 0.25% of total loans at June 30, 2013 and December 31, 2012, respectively.  During the six months ended June 30, 2013, two non-accrual loans totaling $507,000 were either satisfied or disposed of at a value at or below their recorded balance, a $765,000 non-accrual loan was transferred to OREO, a $153,000 non-accrual loan was returned to accrual status, $78,000 of principal charge-offs were recognized on one non-accrual loan and principal amortization totaling $36,000 was recognized on five non-accrual loans.  Offsetting these declines were eight loans totaling $2.2 million that were added to non-accrual status during the six months ended June 30, 2013.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $47.3 million, consisting of twenty-four loans, at June 30, 2013, compared to $53.1 million, consisting of twenty-six loans, at December 31, 2012.  The Bank disposed of a $450,000 impaired loan during the six months ended June 30, 2013, received full repayment on three additional impaired loans totaling $5.5 million, and transferred a $765,000 impaired loan to OREO.  Additionally during the six months ended June 30, 2013, principal charge-offs of $78,000 were recognized on one impaired loan, and principal amortization totaling $295,000 was recognized on seventeen impaired loans.  Partially offsetting these declines were three loans totaling $1.3 million that were added to impaired status during the six months ended June 30, 2013.

The following is a reconciliation of non-accrual and impaired loans at June 30, 2013:

(Dollars in Thousands)
Non-accrual loans	$9,507
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(904)
TDRs retained on accrual status	38,699
Impaired loans	$47,302

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

At both June 30, 2013 and 2012, the great majority of TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value of the property quarterly thereafter.  OREO is carried at the lower of the likely realizable or book balance, with any write downs recognized through a provision recorded in non-interest expense.  Only the appraised value, or either contractual or formal marketed values that fall below the appraised value are used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

During the six months ended June 30, 2013, a write down of principal of $180,000 was recognized on an OREO property acquired during the period, reducing its recorded balance to $585,000 as of June 30, 2013.  The Bank owned no OREO properties with a recorded balance at December 31, 2012.

The following table sets forth information regarding non-accrual loans, and certain other non-performing assets (including OREO) at the dates indicated:

	At June 30 2013	At December 31, 2012
	(Dollars in Thousands)
One- to four-family residential and cooperative apartment	$1,164	$938
Multifamily residential and residential mixed use	1,688	507
Commercial real estate and mixed use commercial real estate	6,150	7,435
Consumer	5	8
Sub-total	9,507	8,888
Non-accrual loans held for sale	-	560
Total non-accrual loans	9,507	9,448
Non-performing TRUPS	895	892
OREO	585	‑
Total non-performing assets	10,987	10,340
Ratios:
Total non-accrual loans to total loans	0.26%	0.27%
Total non-performing assets to total assets	0.28	0.26

TDRs and Impaired Loans
TDRs	$44,592	$51,123
Impaired loans (1)	47,302	53,144

(1) Amount includes all TDRs at both June 30, 2013 and December 31, 2012.  See the discussion entitled "Impaired Loans" commencing on page 39 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had 2 real estate loans, totaling $154,000, that were delinquent between 30 and 89 days at June 30, 2013, a net reduction of $6.9 million compared to 13 such loans totaling $7.1 million at December 31, 2012. The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary  Loan Modifications

At June 30, 2013, the Bank had 3 loans totaling $1.9 million that were either current or less than 30 days delinquent, and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.   At December 31, 2012, there were 4 such loans totaling $2.4 million.  These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) they permitted only minor reductions in the cash flow requirements of debt service; and 2) there was no forgiveness of contractual principal and interest amounts due to the Bank.  The terms of modification were generally in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor concession; or (2) a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the temporarily modified loans at June 30, 2013 and December 31, 2012 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at both June 30, 2013 and December 31, 2012.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting polices that are summarized beginning on page F-8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of the temporarily modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank's allowance for loan losses at either June 30, 2013 or December 31, 2012.

The Bank's lending function performs a formal review process that serves as an effective re-underwriting of all temporarily modified loans.

There were no temporary modifications entered into during the three-month and six-month periods ended June 30, 2013 and 2012.

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA that had an outstanding principal balance of $229.2 million at June 30, 2013.  Pursuant to the sale agreement with FNMA, the Bank retained the First Loss Position.  The First Loss Position totaled $15.4 million at both June 30, 2013 and December 31, 2012.  Against this contingent liability, the Bank has charged through earnings a recorded liability (reserve liability for First Loss Position) of $1.2 million as of June 30, 2013 and $1.4 million as of December 31, 2012, leaving approximately $14.2 million of potential charges to earnings for future losses (if any) as of June 30, 2013.  At June 30, 2013, within the pool of multifamily loans sold to FNMA, a $226,000 loan was delinquent between 30 and 89 days, and one $474,000 loan was 90 days or more delinquent.  At December 31, 2012, within the pool of multifamily loans sold to FNMA, a $229,000 loan was delinquent between 30 and 89 days, and one $474,000 loan was 90 days or more delinquent.  The Bank manages the collection of these loans in the same manner as portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA or it enters OREO status; or (ii) the entire pool of loans sold to FNMA has either been fully satisfied or enters OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent.  Such repurchased loans are reported as non-performing portfolio loans and are typically purchased from FNMA in order to control losses and expedite resolution of the loan via restructure, note sale or enforcement of legal remedies.

Reserve Liability on Loan Origination Commitments

The Bank also maintains a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $184,000 at June 30, 2013 and $103,000 at December 31, 2012.  The expected loss rates applied to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank's loan commitment pipeline.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended June 30, 2013, March 31, 2013 and December 31, 2012.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At June 30, 2013	At March 31, 2013	At December 31, 2012
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$522	$490	$520
Substandard loans not deemed impaired	375	697	795
Special Mention loans	234	242	145
Pass graded loans	19,347	19,075	19,063
Sub-total real estate loans	20,478	20,504	20,523
Consumer loans	24	26	27
TOTAL	$20,502	$20,530	$20,550

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net charge-offs	$(57)	$(1,562)	$(233)	$(3,825)
Provision	28	2,275	185	3,732
Transfer from reserve for loan commitments	-	62	-	82

The allowance for loan losses decreased $48,000 from December 31, 2012 to June 30, 2013, due primarily to the reduction of $420,000 in the component related to loans classified as Substandard but not individually evaluated for impairment (mainly due to a reduction of $4.9 million in the balance of such loans from December 31, 2012 to June 30, 2013), that was partially offset by increases of $283,000 in the component related to pass loans (reflecting growth of $109.2 million in such loans from December 31, 2012 to June 30, 2013), and $89,000 in the component related to loans classified as Special Mention but not individually evaluated for impairment (reflecting growth of $5.6 million in such loans from December 31, 2012 to June 30, 2013).

The provisions for loan losses recorded during the three-month and six-month periods ended June 30, 2013 were significantly lower than during the comparable periods of 2012.  These reductions reflected both lower charge-off activity during the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012, as well as a $30.5 million decline in loans rated Substandard from June 30, 2012 to June 30, 2013.

For a further discussion of the allowance for loan losses and related activity during the three-month and six-month periods ended June 30, 2013 and 2012, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of Special Mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements, and period-end balances of impaired loans are summarized in Note 9 to the condensed consolidated financial statements.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Assets.  Assets totaled $3.95 billion at June 30, 2013, $45.8 million above their level at December 31, 2012.

Real estate loans increased $100.8 million during the six months ended June 30, 2013.  During the six months ended June 30, 2013, the Bank originated $570.0 million of real estate loans (including refinancing of existing loans) and purchased $34.4 million of real estate loans, which exceeded the $496.7 million aggregate amortization on such loans (also including refinancing of existing loans).

Cash and due from banks decreased by $17.8 million due to the utilization of cash balances to meet funding obligations. Investment securities available for sale declined $14.6 million during the six months ended June 30, 2013, as $14.8 million of agency securities that were called during the period were not replaced.  MBS also declined $10.8 million during the six months ended June 30, 2013, primarily due to principal amortization during the period.  The Company also reduced its investment in FHLBNY common stock by $4.7 million during the six months ended June 30, 2013 as a result of a $105.0 million decline in its outstanding FHLBNY borrowings during the period.

Liabilities.  Total liabilities increased $28.5 million during the six months ended June 30, 2013.  Retail deposits (due to depositors) increased $128.2 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits during the six months ended June 30, 2013.  The Company elected not to replace $105 million of FHLBNY advances that matured during the six months ended June 30, 2013 as a result of the additional liquidity gathered from retail deposits during the period.

Stockholders' Equity.  Stockholders' equity increased $17.3 million during the six months ended June 30, 2013, due primarily to net income of $22.6 million, $2.3 million of common stock issued for the exercise of stock options and a $1.9 million aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $9.8 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General.  Net income was $12.0 million during the three months ended June 30, 2013, an increase of $508,000 from net income of $11.5 million during the three months ended June 30, 2012.  During the comparative period, the provision for loan losses declined $2.2 million, and non-interest expense declined by $329,000. Partially offsetting these additions to pre-tax income were reductions of $746,000 in net interest income and $1.3 million in non-interest income during the comparative period.  Income tax expense increased $55,000 during the comparative period due to the growth of $563,000 in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2013 and 2012 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,600,154	$44,692	4.97%	$3,391,986	$47,259	5.57%
Other loans	2,095	25	4.77	2,114	28	5.30
MBS	39,669	354	3.57	97,719	832	3.41
Investment securities	29,101	103	1.42	108,939	505	1.85
Federal funds sold and other short-term investments	132,507	462	1.39	200,391	639	1.28
Total interest-earning assets	3,803,526	$45,636	4.80%	3,801,149	$49,263	5.18%
Non-interest earning assets	205,711			143,458
Total assets	$4,009,237			$3,944,607

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$92,502	$70	0.30%	$96,453	$43	0.18%
Money Market accounts	1,082,789	1,406	0.52	797,802	1,046	0.53
Savings accounts	381,137	64	0.07	363,941	139	0.15
CDs	883,881	3,592	1.63	967,503	4,194	1.74
Borrowed Funds	813,565	6,752	3.33	1,058,271	9,343	3.55
Total interest-bearing liabilities	3,253,874	$11,884	1.46%	3,283,970	$14,765	1.81%
Non-interest bearing checking accounts	174,904			151,380
Other non-interest-bearing liabilities	176,855			136,974
Total liabilities	3,605,633			3,572,324
Stockholders' equity	403,604			372,283
Total liabilities and stockholders' equity	4,009,237			3,944,607
Net interest income		$33,752			$34,498
Net interest spread			3.34%			3.37%
Net interest-earning assets	$549,652			$517,179
Net interest margin			3.55%			3.63%
Ratio of interest-earning assets to interest-bearing liabilities			116.89%			115.75%

Rate/Volume Analysis

	Three Months Ended June 30, 2013
	Compared to Three Months Ended June 30, 2012
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$2,711	$(5,278)	$(2,567)
Other loans	-	(3)	(3)
MBS	(506)	28	(478)
Investment securities	(327)	(75)	(402)
Federal funds sold and other short-term investments	(224)	47	(177)
Total	$1,654	$(5,281)	$(3,627)

Interest-bearing liabilities:
Interest bearing checking accounts	$(2)	$29	$27
Money market accounts	378	(18)	360
Savings accounts	3	(78)	(75)
CDs	(350)	(252)	(602)
Borrowed funds	(2,088)	(503)	(2,591)
Total	$(2,059)	$(822)	$(2,881)
Net change in net interest income	$3,713	$(4,459)	$(746)

During the period January 1, 2009 through June 30, 2013, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through June 2013.  In addition, both marketplace competition and refinancing activity related to loans secured by multifamily and commercial real estate increased considerably during both the year ended December 31, 2012 and the three months ended June 30, 2013, resulting in a reduction in the average yield on real estate loans.  Both of these factors impacted the Company's net interest margin during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Interest Income.  Interest income was $45.6 million during the three months ended June 30, 2013, a reduction of $3.6 million from the three months ended June 30, 2012, primarily reflecting reductions of $2.6 million, $478,000 and $402,000 in interest income on real estate loans, MBS and investment securities, respectively.  High volumes of prepayment and refinancing on real estate loans reduced the Company's average yield on real estate loans by 60 basis points during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Partially offsetting the decline in interest income on real estate loans during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 that was attributable to the 60 basis point reduction in their average yield, was an increase of $208.2 million in their average balance during the comparative period, as the Company increased its loan origination volumes late in 2012, and during the six months ended June 30, 2013, as part of a measured balance sheet growth strategy.  The decline in interest income on MBS resulted from a reduction of $58.1 million in their average balance from the three months ended June 30, 2012 to the three months ended June 30, 2013.  During the period July 1, 2012 through June 30, 2013, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  The decline in interest income on investment securities during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, resulted from both a reduction of $79.8 million in their average balance, as well as a decline of 43 basis points in their average yield.  Similar to MBS, purchases of investment securities were limited during the period July 1, 2012 through June 30, 2013 and were exceeded by their calls and/or maturity activity.

Interest Expense.  Interest expense decreased $2.9 million, to $11.9 million, during the three months ended June 30, 2013, from $14.8 million during the three months ended June 30, 2012.  This decline resulted primarily from reductions of $2.6 million and $602,000 in interest expense on borrowed funds and CDs, respectively, during the comparative period.  The reduction in interest expense on borrowed funds resulted from declines of both $244.7 million in their average balance and 22 basis points in their average cost from the three months ended June 30, 2012 to the three months ended June 30, 2013, as the Company, during the 12-month period ended June 30, 2013, elected to utilize liquidity generated from either deposit growth or increased loan amortization activity to restructure and/or reduce its aggregate level of borrowed funds.  The reduction in interest expense on CDs also reflected declines of both $83.6 million in their average balance and 11 basis points in their average cost during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Since the Company did not elect to compete aggressively for CDs during the period July 1, 2012 through June 30, 2013, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs also resulted from ongoing reductions in offering rates on new CDs that occurred from July 1, 2012 through June 30, 2013.

Provision for Loan Losses.  The provision for loan losses was $28,000 during the three months ended June 30, 2013, compared to $2.3 million during the three months ended June 30, 2012.  The reduction reflected the improvement in the overall credit quality of the loan portfolio from July 1, 2012 through June 30, 2013.  During the period July 1, 2012 through June 30, 2013, the Company experienced declines in both non-accrual and delinquent loans, as well as minimal net charge-off activity.

Non-Interest Income.  Total non-interest income decreased $1.3 million from the three months ended June 30, 2012 to the three months ended June 30, 2013, due primarily to a reduction of $943,000 in mortgage banking income, as the Company recognized a credit of $967,000 to reduce the liability in relation to the First Loss Position during the three months ended June 30, 2012, while recognizing a similar recovery of only $102,000 during the three months ended June 30, 2013.  The servicing fee income component of mortgage banking income also declined as a result of the ongoing reduction in the aggregate balance of serviced loans.  Other non-interest income declined $281,000 from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to the elimination of rental income on real estate properties that were disposed of in December 2012.

Non-Interest Expense.  Non-interest expense was $15.3 million during the three months ended June 30, 2013, a reduction of $329,000 from $15.7 million during the three months ended June 30, 2012, primarily due to lower legal expenses of $170,000 and regulatory examination costs of $151,000.

Non-interest expense was 1.53% of average assets during the three months ended June 30, 2013, compared to 1.59% during the three months ended June 30, 2012, reflecting both the reduction in non-interest expense and an increase of $2.4 million in average assets from the three months ended June 30, 2012 to the three months ended June 30, 2013.

Income Tax Expense.   Income tax expense increased $55,000 during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due primarily to the growth of $563,000 in pre-tax earnings.  The Company's consolidated tax rate was 40.1% during the three months ended June 30, 2013, down slightly from 41.0% during the three months ended June 30, 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General.  Net income was $22.6 million during the six months ended June 30, 2013, an increase of $831,000 from net income of $21.8 million during the six months ended June 30, 2012.  During the comparative period, the provision for loan losses declined $3.5 million and non-interest expense declined by $428,000. Partially offsetting these additions to pre-tax income were reductions of $1.8 million in net interest income and $1.2 million in non-interest income, respectively.  Income tax expense increased $159,000 during the comparative period due to growth of $990,000 in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2013 and 2012 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,552,900	$87,840	4.94%	$3,416,304	$97,772	5.72%
Other loans	2,140	50	4.67	1,595	48	6.02
MBS	42,573	813	3.82	90,712	1,779	3.92
Investment securities	35,954	232	1.29	134,865	820	1.22
Federal funds sold and other short-term investments	148,085	1,006	1.36	179,340	1,313	1.46
Total interest-earning assets	3,781,652	$89,941	4.76%	3,822,816	$101,732	5.32%
Non-interest earning assets	195,627			176,045
Total assets	$3,977,279			$3,998,861

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$92,861	$140	0.30%	$93,192	$93	0.20%
Money Market accounts	1,071,012	2,896	0.55	790,124	2,172	0.55
Savings accounts	378,256	165	0.09	360,656	301	0.17
CDs	882,882	7,131	1.63	972,800	8,582	1.77
Borrowed Funds	825,484	13,542	3.31	1,125,627	22,692	4.05
Total interest-bearing liabilities	3,250,495	$23,874	1.48%	3,342,399	$33,840	2.04%
Non-interest bearing checking accounts	168,481			150,868
Other non-interest-bearing liabilities	157,704			136,772
Total liabilities	3,576,680			3,630,039
Stockholders' equity	400,599			368,822
Total liabilities and stockholders' equity	$3,977,279			$3,998,861
Net interest income		$66,067			$67,892
Net interest spread			3.28%			3.28%
Net interest-earning assets	$531,157			$480,417
Net interest margin			3.49%			3.55%
Ratio of interest-earning assets to interest-bearing liabilities			116.34%			114.37%

Rate/Volume Analysis

	Six Months Ended June 30, 2013
	Compared to Six Months Ended June 30, 2012
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$3,651	$(13,583)	$(9,932)
Other loans	15	(13)	2
MBS	(932)	(34)	(966)
Investment securities	(618)	30	(588)
Federal funds sold and other short-term investments	(223)	(84)	(307)
Total	$1,893	$(13,684)	$(11,791)

Interest-bearing liabilities:
Interest bearing checking accounts	$1	$46	$47
Money market accounts	747	(23)	724
Savings accounts	11	(147)	(136)
CDs	(783)	(668)	(1,451)
Borrowed funds	(5,526)	(3,624)	(9,150)
Total	$(5,550)	$(4,416)	$(9,966)
Net change in net interest income	$7,442	$(9,267)	$(1,825)

During the period January 1, 2009 through June 30, 2013, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through June 2013.  In addition, both marketplace competition and refinancing activity related to loans secured by multifamily and commercial real estate increased considerably during both the year ended December 31, 2012 and the six months ended June 30, 2013, resulting in a reduction in the average yield on real estate loans.  Both of these factors impacted the Company's net interest margin during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Interest Income.  Interest income was $89.9 million during the six months ended June 30, 2013, a reduction of $11.8 million from the six months ended June 30, 2012, primarily reflecting reductions of $9.9 million, $966,000 and $588,000 in interest income on real estate loans, MBS and investment securities, respectively.  High volumes of prepayment and refinancing on real estate loans reduced the Company's average yield on real estate loans and MBS by 78 basis points and 10 basis points, respectively, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The decline in interest income on MBS also reflected a reduction of $48.1 million in their average balance from the six months ended June 30, 2012 to the six months ended June 30, 2013.  During the period July 1, 2012 through June 30, 2013, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  Partially offsetting the decline in interest income on real estate loans during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 that was attributable to the 78 basis point reduction in their average yield, was an increase of $136.6 million in their average balance during the comparative period, as the Company increased its loan origination volumes late in 2012 and during the six months ended June 30, 2013, as part of a measured balance sheet growth strategy.  The decline in interest income on investment securities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, resulted from a reduction of $98.9 million in their average balance, which was partially offset by an increase of 7 basis points in their average yield.  Similar to MBS, purchases of investment securities were limited during the period July 1, 2012 through June 30, 2013 and were exceeded by their calls and/or maturity activity.  Since the great majority of the investment securities that either were called or matured during the period July 1, 2012 through June 30, 2013 possessed yields between 0.50% to 1.0%, their removal served to improve the average yield on the aggregate portfolio of investment securities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Interest Expense.  Interest expense decreased $10.0 million, to $23.8 million, during the six months ended June 30, 2013, from $33.8 million during the six months ended June 30, 2012.  This decline resulted primarily from reductions of $9.2 million and $1.5 million in interest expense on borrowed funds and CDs, respectively, during the comparative period.  The reduction in interest expense on borrowed funds resulted from declines of both $300.1 million in their average balance and 74 basis points in their average cost from the six months ended June 30, 2012 to the six months ended June 30, 2013, as the Company, during the 12-month period ended June 30, 2013, elected to utilize liquidity generated from either deposit growth or increased loan amortization activity to restructure and/or reduce its aggregate level of borrowed funds.  The reduction in interest expense on CDs also reflected declines of both $89.9 million in their average balance and 14 basis points in their average cost during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Since the Company did not elect to compete aggressively for CDs during the period July 1, 2012 through June 30, 2013, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs also resulted from ongoing reductions in offering rates on new CDs that occurred from July 1, 2012 through June 30, 2013.

Provision for Loan Losses.  The provision for loan losses was $185,000 during the six months ended June 30, 2013, compared to $3.7 million during the six months ended June 30, 2012.  The reduction reflected the improvement in the overall credit quality of the loan portfolio from July 1, 2012 through June 30, 2013.  During the period July 1, 2012 through June 30, 2013, the Company experienced declines in both non-accrual and delinquent loans, as well as minimal net charge-off activity.

Non-Interest Income.  Total non-interest income decreased $1.2 million from the six months ended June 30, 2012 to the six months ended June 30, 2013, due primarily to a reduction of $983,000 in mortgage banking income, as the Company recognized a credit of $967,000 to reduce the liability in relation to the First Loss Position during the six months ended June 30, 2012, while recognizing a similar recovery of only $194,000 during the six months ended June 30, 2013.  The servicing fee income component of mortgage banking income also declined $173,000 during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of the ongoing reduction in the aggregate balance of serviced loans.  Other non-interest income declined $409,000 from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to the elimination of rental income on real estate properties that were disposed of in December 2012.

Non-Interest Expense.  Non-interest expense was $31.7 million during the six months ended June 30, 2013, a reduction of $428,000 from $32.1 million during the six months ended June 30, 2012, primarily due to lower legal expenses of $239,000 and regulatory examination costs of $294,000, that were partially offset by an increase of $180,000 in the provision for losses on OREO during the comparative period.

Non-interest expense was 1.59% of average assets during the six months ended June 30, 2013, relatively unchanged from the six months ended June 30, 2012.

Income Tax Expense.   Income tax expense increased $159,000 during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due primarily to growth of $990,000 in pre-tax earnings.  The Company's consolidated tax rate was 40.3% during the six months ended June 30, 2013, down slightly from 40.9% during the six months ended June 30, 2012.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2012 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2013.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2013, the Company owned nine mutual fund investments totaling $5.1 million that were designated as trading.  At June 30, 2013, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2012 to June 30, 2013.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

Interest Rate Risk Exposure Analysis
Economic Value of Equity ("EVE") Analysis.  At June 30, 2013, the Bank continued to monitor the impact of interest rate volatility upon EVE in the same manner as at December 31, 2012.

              The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at June 30, 2013 and December 31, 2012.  The analysis additionally presents a measurement of the interest rate sensitivity at June 30, 2013 and December 31, 2012.  Prior to June 30, 2013, interest rate sensitivity was measured by the basis point changes in the various ratios of EVE as a percentage of the aggregate fair value of assets.  The basis point changes in conjunction with the respective "Rate Shock Scenario" would show the Bank's interest rate exposure.  Commencing as of June 30, 2013, the Bank changed its primary measure of interest rate sensitivity to the percentage change in the various EVE values ("EVE Dollar Amount") from the Pre-Shock Scenario to the Rate Shock Scenarios.  EVE Dollar Amounts represent the difference between the market value of the Bank's assets and liabilities plus the value of any off-balance sheet items, such as firm commitments to originate, purchase or sell derivatives, if applicable.  EVE Dollar Amounts are computed under each respective Pre- and Rate Shock Scenario.  An increase in the EVE Dollar Amount is considered favorable, while a decline is considered unfavorable.

The EVEs presented in the following table incorporate some asset and liability values derived from the Bank's valuation model, such as those for mortgage loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as its putable borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time and over various interest rate scenarios and then makes estimates of its deposit decay rate for use in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank's various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

	At June 30, 2103				At December 31, 2012
	EVE Dollar Amount	Dollar Change	Percentage Change	Board Approved Percentage Change Limit	EVE Dollar Amount	Dollar Change	Percentage Change	Board Approved Percentage Change Limit
Rate Shock Scenario
+ 200 Basis Points	$445,923	$(51,431)	-10.3%	-18.5%	$431,313	$(12,896)	-2.9%	n/a
Pre-Shock Scenario	497,354	-	-	-	444,209	-	-	-

The Pre-Shock Scenario EVE was $497.4 million at June 30, 2013, compared to $444.2 million at December 31, 2012.  The increase in the Pre-Shock Scenario EVE at June 30, 2013 compared to December 31, 2012 resulted primarily from a more favorable valuation of both borrowings and CDs that reflected reductions in the average costs of these liabilities from December 31, 2012 to June 30, 2013.

The Bank's +200 basis point Rate Shock Scenario EVE increased from its $431.3 million balance at December 31, 2012 to $445.9 million at June 30, 2013, reflecting the more favorable valuation of both borrowings and CDs that resulted from reductions in the average costs of these liabilities from December 31, 2012 to June 30, 2013  The percentage change in the EVE Dollar Amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario increased from 2.9% at December 31, 2012 to 10.3% at June 30, 2013.  The increase in sensitivity resulted from a reduced benefit in the valuation of both CDs and borrowings in the +200 basis point Rate Shock Scenario EVE as of June 30, 2013 compared to December 31, 2012.
Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 24 months (a considerably shorter period than measured through the EVE analysis).  The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending June 30, 2014 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Aggregate Net Interest Income
+ 200 Basis Points	(5.5)%
+ 100 Basis Points	(2.9)
-100 Basis Points	1.4

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2013, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)            The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended June 30, 2013.  No existing repurchase programs expired during the three months ended June 30, 2013, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of June 30, 2013, the Holding Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (13)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (Amended and Restated Effective January 1, 2010) (10)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
10.32	Amendment to the Benefit Maintenance Plan (15)
10.33	Amendments to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (16)
10.34	Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2012 is formatted in XBRL (Extensible Business Reporting Language)
   interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders' Equity and Cash Flows for the years
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

Dime Community Bancshares, Inc.

Dated: August 9, 2013	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2013	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Senior Executive Vice President and Chief Financial Officer (Principal Accounting Officer)