Form 10-Q
period 2013-09-30
DIME COMMUNITY BANCSHARES INC
filed 2013-11-08
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                    September 30, 2013
OR

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

(7718) 782-6200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (11) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (22) has been subject to such filing requirements for the past 90 days.
YES  ☒                          NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.4405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   ☒                          NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 6, 2013
$.01 Par Value	36,598,503

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012	3
	Consolidated Statements of Income for the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012	4
	Consolidated Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2013 and 2012	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	6
	Notes to Condensed Consolidated Financial Statements	7-31
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46-47
Item 4.	Controls and Procedures	47
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
	Signatures	50

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

Item 1.                           Condensed Consolidated Financial Statements
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)
	September 30, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$$65,713	$$79,076
Total cash and cash equivalents	65,713	79,076
Investment securities held-to-maturity (estimated fair value of $6,138 and $6,267 at September 30, 2013 and December 31, 2012, respectively)(fully unencumbered)	5,622	5,927
Investment securities available-for-sale, at fair value (fully unencumbered):	18,468	32,950
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered):	34,226	49,021
Trading securities	5,262	4,874
Loans:
Real estate, net	3,666,939	3,503,385
Other loans	2,109	2,423
Less allowance for loan losses	(20,540)	(20,550)
Total loans, net	3,648,508	3,485,258
Loans held for sale	-	560
Premises and fixed assets, net	29,850	30,518
Federal Home Loan Bank of New York ("FHLBNY") capital stock	41,863	45,011
Goodwill	55,638	55,638
Other assets	110,175	116,566
Total Assets	$$4,015,325	$$3,905,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$$2,438,914	$2,320,285
Non-interest bearing deposits	170,250	159,144
Total deposits	2,609,164	2,479,429
Escrow and other deposits	98,160	82,753
FHLBNY advances	772,500	842,500
Trust Preferred securities payable	70,680	70,680
Other liabilities	42,076	38,463
Total Liabilities	3,592,580	3,513,825
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($ 0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2013 and December 31, 2012)	-	-
Common stock ($ 0.01 par, 125,000,000 shares authorized, 52,692,461 shares and 52,021,149 shares issued at September 30, 2013 and December 31, 2012, respectively, and 36,548,503 shares and 35,714,269 shares outstanding at September 30, 2013 and December 31, 2012, respectively)	526	520
Additional paid-in capital	250,105	239,041
Retained earnings	397,664	379,166
Accumulated other comprehensive loss, net of deferred taxes	(9,460)	(9,640)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,834)	(3,007)
Unearned Restricted Stock Award common stock	(3,693)	(3,122)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,013)	(8,800)
Treasury stock, at cost (16,143,958 shares and 16,306,880 shares at September 30, 2013 and December 31, 2012, respectively)	(200,550)	(202,584)
Total Stockholders' Equity	422,745	391,574
Total Liabilities And Stockholders' Equity	$4,015,325	$3,905,399
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans secured by real estate	$42,451	$45,963	$130,291	$143,735
Other loans	25	28	74	76
Mortgage-backed securities	310	677	1,123	2,456
Investment securities	84	223	316	1043
Federal funds sold and other short-term investments	416	582	1,423	1,895
Total interest income	43,286	47,473	133,227	149,205
Interest expense:
Deposits and escrow	4,908	5,302	15,240	16,449
Borrowed funds	6,725	8,773	20,267	31,465
Total interest expense	11,633	14,075	35,507	47,914
Net interest income	31,653	33,398	97,720	101,291
Provision for loan losses	240	126	425	3,858
Net interest income after provision for loan losses	31,413	33,272	97,295	97,433
Non-interest income:
Other than temporary impairment ("OTTI") losses:	-	-	-	(187)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	-	-	6
Net OTTI recognized in earnings	-	-	-	(181)
Service charges and other fees	1,015	1244	2,554	2,840
Net mortgage banking income	76	259	350	1,475
Net gain on securities and other assets	83	67	276	180
Income from bank owned life insurance	419	423	1,249	1,265
Other	415	581	1,197	1,772
Total non-interest income	2,008	2,574	5,626	7,351
Non-interest expense:
Salaries and employee benefits	8,459	8,245	25,730	25,751
Stock benefit plan amortization expense	1,007	975	2,985	2,884
Occupancy and equipment	2,697	2,527	7,735	7,431
Federal deposit insurance premiums	515	502	1,470	1,557
Data processing costs	858	746	2,533	2,223
Other	2,039	2,776	6,778	8,009
Total non-interest expense	15,575	15,771	47,231	47,855
Income before income taxes	17,846	20,075	55,690	56,929
Income tax expense	7,215	8,280	22,450	23,356
Net income	$10,631	$11,795	$33,240	$33,573
Earnings per Share:
Basic	$0.30	$0.34	$0.95	$0.98
Diluted	$0.30	$0.34	$0.95	$0.98
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)
Net Income	$10,631	$11,795	$33,240	$33,573
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $8 and $11 during the three months ended September 30, 2013 and 2012, respectively, and $58 and $75 during the nine months ended September 30, 2013 and 2012, respectively	10	13	72	91
Reduction in non-credit component of OTTI charge, net of taxes of $4 and $6 during the three months ended September 30, 2013 and 2012, respectively, and $13 and $133 during the nine months ended September 30, 2013 and 2012, respectively	4	7	12	161
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $(3) during the nine months ended September 30, 2012	-	-	-	(3)
Reclassification adjustment for securities sold during the period, net of taxes of $(50) and $(20) during the nine months ended September 30, 2013 and 2012, respectively	-	-	(60)	(24)
Net unrealized securities gains (losses) arising during the period, net of (tax benefits) taxes of $74 and $(6) during the three months ended September 30, 2013 and 2012, respectively and $125 and $(184) during the nine months ended September 30, 2013 and 2012, respectively	90	(7)	156	(224)
Defined benefit plan adjustments, net of taxes of $256 during the nine months ended September 30, 2012	-	-	-	312
Comprehensive Income	$10,735	$11,808	$33,420	$33,886
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
 (Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Common Stock (Par Value $0.01):
Balance at beginning of period	$520	$516
Shares issued in exercise of options	6	3
Balance at end of period	526	519
Additional Paid-in Capital:
Balance at beginning of period	239,041	231,521
Stock options exercised	8,972	4,083
Forfeited restricted stock award shares returned to treasury stock	-	(3)
Tax benefit of stock plans	704	349
Release from treasury stock for equity awards	514	217
Amortization of excess fair value over cost – ESOP stock and stock options expense	874	1,025
Balance at end of period	250,105	237,192
Retained Earnings:
Balance at beginning of period	379,166	358,079
Net income for the period	33,240	33,573
Cash dividends declared and paid	(14,742)	(14,386)
Balance at end of period	397,664	377,266
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(9,640)	(9,709)
Other comprehensive income recognized during the period, net of tax	180	313
Balance at end of period	(9,460)	(9,396)
ESOP:
Balance at beginning of period	(3,007)	(3,239)
Amortization of earned portion of ESOP stock	173	174
Balance at end of period	(2,834)	(3,065)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,122)	(3,037)
Amortization of earned portion of restricted stock awards	1,511	1,370
Release from treasury stock for equity awards	(2,082)	(1,959)
Forfeited restricted stock award shares returned to treasury stock	-	32
Balance at end of period	(3,693)	(3,594)
Treasury Stock, at cost:
Balance at beginning of period	(202,584)	(204,442)
Forfeited restricted stock award shares returned to treasury stock	-	(29)
Release from treasury stock for equity awards	2,034	1,887
Balance at end of period	(200,550)	(202,584)
Common Stock Held by BMP:
Balance at beginning of period	(8,800)	(8,655)
Release from treasury stock for equity awards	(213)	(145)
Balance at end of period	(9,013)	(8,800)

Total Stockholders' Equity	$422,745	$387,538

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,240	$33,573
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of loans originated for sale	(13)	(26)
Net loss on the sale of other assets	21	-
Net gain on sale of investment securities available-for-sale	(110)	(44)
Net gain on trading securities	(187)	(136)
Net depreciation and amortization	2,064	2,080
ESOP compensation expense	889	963
Stock plan compensation (excluding ESOP)	1,669	1,606
Write down of OREO	180	-
Provision for loan losses	425	3,858
Credit to reduce the liability for loans sold with recourse	(245)	(1,107)
OTTI charge for investment securities recognized in earnings	-	181
Increase in cash surrender value of Bank Owned Life Insurance	(1,249)	(1,265)
Deferred income tax provision (credit)	(740)	47
Excess tax benefit of stock plans	(704)	(349)
Changes in assets and liabilities:
Origination of loans held for sale	(1,621)	(5,080)
Proceeds from sale of loans held for sale	2,194	8,741
Decrease in other assets	8,935	2,666
Increase in other liabilities	3,859	5,906
Net cash provided by operating activities	48,607	51,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments of investment securities held-to-maturity	514	904
Proceeds from calls and principal repayments of investment securities available-for-sale	14,750	200,320
Proceeds from sales of investment securities available-for-sale	366	313
Proceeds from sales of trading securities	131	171
Purchases of investment securities available-for-sale	(389)	(80,086)
Purchases of mortgage backed securities available-for-sale	-	(23,186)
Purchases of trading securities	(332)	(1,691)
Principal collected on mortgage backed securities available-for-sale	14,731	34,021
Purchases of loans	(40,264)	(24,483)
Proceeds from the sale of loans	4,387	30,906
Net (increase) decrease in loans	(128,563)	124,031
Proceeds from the sale of OREO	564	-
Purchases of fixed assets, net	(1,348)	(2,739)
Redemption of FHLBNY capital stock	3,148	7,853
Net cash (used in) provided by investing activities	(132,305)	266,334
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in due to depositors	129,735	75,465
Net increase in escrow and other deposits	15,407	39,254
Repayment of Securities Sold Under Agreement to Repurchase ("REPOs")	-	(40,000)
Repayment of FHLBNY advances	(130,000)	(172,275)
FHLBNY Advances	60,000	-
Cash dividends paid	(14,742)	(14,386)
Exercise of stock options	8,978	4,086
Release of stock for benefit plan awards	253	-
Excess tax benefit of stock plans	704	349
Net cash provided by (used in) financing activities	70,335	(107,507)
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(13,363)	210,441
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	79,076	44,260
CASH AND DUE FROM BANKS, END OF PERIOD	65,713	254,701
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$23,683	$22,531
Cash paid for interest	35,411	48,244
Loans transferred to held for sale	-	1,000
Loans transferred to OREO	765	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	180	142
Net decrease in non-credit component of OTTI	(24)	(288)
Adjustments to other comprehensive income from defined benefit plans, net of tax	-	312

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 2013 and December 31, 2012, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013, and the changes in stockholders' equity and cash flows for the nine months ended September 30, 2013 and 2012.  The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2013.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying unaudited condensed consolidated financial statements utilizing significant estimates.

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

The Holding Company did not repurchase any of its common stock into treasury during the nine months ended September 30, 2013 or 2012.

On April 30, 2013, 145,925 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Stock Incentive Plan and 15,049 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Holding Company's common stock on that date was $ 14.27, and the shares were released utilizing the average historical cost method.

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

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available for sale are included in the line entitled net gain on securities and other assets in the accompanying consolidated statements of income.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended September 30, 2013
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	18	8	10
Total securities held-to-maturity and transferred securities	26	12	14
Securities available-for-sale:
Reclassification adjustment for net gains included in net income	-	-	-
Change in net unrealized gain during the period	164	74	90
Total securities available-for-sale	164	74	90
Total other comprehensive income	$190	$86	$104
Three Months Ended September 30, 2012
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$13	$6	$7
Change in unrealized loss on securities transferred to held to maturity	24	11	13
Total securities held-to-maturity and transferred securities	37	17	20
Securities available-for-sale:
Reclassification adjustment for net gains included in net income	-	-	-
Change in net unrealized gain during the period	(13)	(6)	(7)
Total securities available-for-sale	(13)	(6)	(7)
Total other comprehensive income	$24	$11	$13

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Nine Months Ended September 30, 2013
Securities held-to-maturity and transferred securities
Change in non-credit component of OTTI	$25	$13	$12
Change in unrealized loss on securities transferred to held to maturity	130	58	72
Total securities held-to-maturity and transferred securities	155	71	84
Securities available-for-sale
Reclassification adjustment for net gains included in net income	$(110)	$(50)	$(60)
Change in net unrealized gain during the period	281	125	156
Total securities available-for-sale	171	75	96
Defined benefit plans:
Change in the net actuarial gain or loss	-	-	-
Total defined benefit plans	-	-	-
Total other comprehensive income	$326	$146	$180
Nine Months Ended September 30, 2012
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$288	$130	$158
Change in unrealized loss on securities transferred to held to maturity	166	75	91
Total securities held-to-maturity and transferred securities	454	205	249
Securities available-for-sale:
Reclassification adjustment for net gains included in net income	(44)	(20)	(24)
Change in net unrealized gain during the period	(408)	(184)	(224)
Total securities available-for-sale	(452)	(204)	(248)
Defined benefit plans:
Change in the net actuarial gain or loss	568	256	312
Total defined benefit plans	568	256	312
Total other comprehensive income	$570	$257	$313

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2013	$(1,043)	$1,178	$(9,775)	$(9,640)
Other comprehensive income before reclassifications	84	156	-	240
Amounts reclassified from accumulated other comprehensive loss	-	(60)	-	(60)
Net other comprehensive income during the period	84	96	-	180
Balance as of September 30, 2013	$(959)	$1,274	$(9,775)	$(9,460)

Balance as of January 1, 2012	$(1,316)	3,078	$(11,471)	$(9,709)
Other comprehensive income before reclassifications	249	(224)	312	337
Amounts reclassified from accumulated other comprehensive loss	-	(24)	-	(24)
Net other comprehensive income during the period	249	(248)	312	313
Balance as of September 30, 2012	$(1,067)	$2,830	$(11,159)	$(9,396)

6.	EARNINGS PER SHARE ("EPS")

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income per the Consolidated Statements of Income	$10,631	$11,795	$33,240	$33,573
Less: Dividends paid and earnings allocated to participating securities	(44)	(46)	(135)	(137)
Income attributable to common stock	$10,587	$11,749	$33,105	$33,436
Weighted average common shares outstanding, including participating securities	35,664,100	34,736,804	35,371,184	34,539,530
Less: weighted average participating securities	(318,314)	(328,003)	(321,325)	(327,099)
Weighted average common shares outstanding	35,345,786	34,408,801	35,049,859	34,212,431
Basic EPS	$0.30	$0.34	$0.95	$0.98
Income attributable to common stock	$10,587	$11,749	$33,105	$33,436
Weighted average common shares outstanding	35,345,786	34,408,801	35,049,859	34,212,431
Weighted average common equivalent shares outstanding	181,717	89,016	107,788	75,348
Weighted average common and equivalent shares outstanding	35,527,503	34,497,817	35,157,647	34,287,779
Diluted EPS	$0.30	$0.34	$0.95	$0.98

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 761,193 and 1,330,792 weighted-average stock options outstanding for the three-month periods ended September 30, 2013 and 2012, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 919,821 and 1,323,076 weighted-average stock options outstanding for the nine-month periods ended September 30, 2013 and 2012, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.	ACCOUNTING FOR STOCK BASED COMPENSATION

During the three month and nine month periods ended September 30, 2013 and 2012, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the 2004 Stock Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2012, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2013	2012	2013	2012
Options outstanding – beginning of period	2,273,733	2,830,302	2,456,137	2,893,760
Options granted	-	-	-	24,440
Options exercised	(493,690)	(253,182)	(671,312)	(339,693)
Options forfeited	-	(5,625)	(4,782)	(7,012)
Options outstanding – end of period	1,780,043	2,571,495	1,780,043	2,571,495
Intrinsic value of options exercised	$1,872	$377	$2,089	$779
Compensation expense recognized	36	73	158	236
Remaining unrecognized compensation expense	177	408	177	408
Intrinsic value of outstanding options at period end	2,447	1,528	2,447	1,528
Intrinsic value of vested options at period end	2,347	1,293	2,347	1,293
Weighted average exercise price of vested options – end of period	16.53	15.65	16.53	15.65

There were no grants of stock options during the three-month periods ended September 30, 2013 and 2012, or the nine months ended September 30, 2013.  The  weighted average fair value per option at the date of grant for stock options granted during the nine months ended September 30, 2012 was estimated as follows:

Total options granted	24,440
Estimated fair value on date of grant	$4.09
Pricing methodology utilized	Black- Scholes
Expected life (in years)	6.53
Interest rate	1.21%
Volatility	45.17
Dividend yield	4.04

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2013	2012	2013	2012
Unvested allocated shares – beginning of period	318,314	328,003	328,003	324,454
Shares granted	-	-	145,925	141,289
Shares vested	-	-	(155,614)	(135,369)
Shares forfeited	-	-	-	(2,371)
Unvested allocated shares – end of period	318,314	328,003	318,314	328,003
Compensation recorded to expense	$499	$471	$1,511	$1,370

8.	LOANS RECEIVABLE AND CREDIT QUALITY

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate and construction and land acquisition loans, as well as one-to four family residential and cooperative apartment loans with balances in excess of the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area ("FNMA Limits") that are deemed to meet the definition of impaired.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

The Bank had no loans classified as Doubtful at both September 30, 2013 and December 31, 2012.  All loans not classified as Special Mention or Substandard were deemed pass loans at both September 30, 2013 and December 31, 2012.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at September 30, 2013
Grade	One- to Four-Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total
Not Graded(1)	$11,946	$-	$-	$-	$-	$11,946
Pass	57,397	2,845,551	323,687	361,417	-	3,588,052
Special Mention	6,944	15,011	5,942	5,010	-	32,907
Substandard	2,217	4,262	6,021	21,235	299	34,034
Total real estate loans	$78,504	$2,864,824	$335,650	$387,662	$299	$3,666,939
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at September 30, 2013	Balance at December 31, 2012
Performing	$2,107	$2,415
Non-accrual	2	8
Total	$2,109	$2,423

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At September 30, 2013
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$300	$155	$-	$1,136	$1,591	$76,913	$78,504
Multifamily residential and residential mixed use	2,152	-	1,398	1,993	5,543	2,859,281	2,864,824
Mixed use commercial real estate	-	-	-	-	-	335,650	335,650
Commercial real estate	1,154	-	-	5,707	6,861	380,801	387,662
Construction	-	-	-	-	-	299	299
Total real estate	$3,606	$155	$1,398	$8,836	$13,995	$3,652,944	$3,666,939
Consumer	$1	$1	$-	$2	$4	$2,105	$2,109
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2013.

At December 31, 2012
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential and cooperative unit	$336	$155	$-	$938	$1,429	$90,447	$91,876
Multifamily residential and residential mixed use	6,451	-	190	507	7,148	2,669,221	2,676,369
Mixed use commercial real estate	-	-	-	1,170	1,170	338,963	340,133
Commercial real estate	207	-	-	6,265	6,472	388,059	394,531
Construction	-	-	-	-	-	476	476
Total real estate	$6,994	$155	$190	$8,880	$16,219	$3,487,166	$3,503,385
Consumer	$2	$5	$-	$8	$15	$2,408	$2,423
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2012.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on five real estate loans with an outstanding balance of $ 1,398 at September 30, 2013, and one loan with an outstanding balance of $ 190 at December 31, 2012, all of which were 90 days or more past due on their respective contractual maturity dates.  The five loans at September 30, 2013, which included the $190 loan outstanding at December 31, 2012, continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and therefore remained on accrual status and were deemed performing assets at both September 30, 2013 and December 31, 2012.

Troubled Debt Restructured Loans ("TDRs").

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of September 30, 2013		As of December 31, 2012
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential and cooperative unit	3	$938	3	$948
Multifamily residential and residential mixed use	5	1,899	5	1,953
Mixed use commercial real estate	1	711	1	729
Commercial real estate	9	35,277	13	47,493
Total real estate	18	$38,825	22	$51,123

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of September 30, 2013		As of December 31, 2012
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	18	$38,825	22	$51,123
TDRs on accrual status at period end	16	33,118	20	44,858
TDRs on non-accrual status at period end	2	5,707	2	6,265

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank's policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy and agency regulations.

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both September 30, 2013 and December 31, 2012.

There were no loan modifications during the three months ended September 30, 2013 and 2012 that met the definition of a TDR.  The following table summarizes activity related to TDRs for the periods indicated:

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	-	-	-	1	$459	$459
Commercial real estate	-	-	-	2	4,430	4,430
TOTAL	-	-	-	3	$4,889	$4,889

During the three month and nine month periods ended September 30, 2013 and 2012, the Company made modifications to other existing loans that were deemed both insignificant and sufficiently temporary in nature, thus not warranting classification as TDRs.  Such activity was immaterial.

The Bank's allowance for loan losses at September 30, 2013 reflected $490 of allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2012 reflected $520 of allocated reserve associated with TDRs.  Activity related to reserves associated with TDRs was immaterial during the three-month and nine-month periods ended September 30, 2013.  During the nine months ended September 30, 2012, allocated reserves totaling $1,064 associated with  nine TDRs were reversed, as improvement in the underlying conditions of these loans resulted in the determination that the allocated reserve was no longer warranted.  In addition, during the nine months ended September 30, 2012, $154 of reserves were charged-off upon the disposal of two TDRs.

As of September 30, 2013 and December 31, 2012, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three or nine-month periods ended September 30, 2013 or 2012 (thus no significant impact to the allowance for loan losses during those periods).

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or 3) the present value of estimated future cash flows using the loan's pre-modification rate in the case of a TDR.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Please refer to Note 9 for tabular information related to impaired loans.

Delinquent Serviced Loans Subject to a Recourse Obligation

As of September 30, 2013 and December 31, 2012, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").

Under the terms of its seller/servicer agreement with FNMA, the Bank is obligated to remit to FNMA all monthly principal and interest payments under the original terms of the sold loans until the earliest of the following events: (i) the Bank re-acquires the loan from FNMA or the loan enters OREO status; (ii) the entire pool of loans sold to FNMA have either been fully satisfied or enter OREO status; or (iii) the First Loss Position is fully exhausted.

At September 30, 2013, within the pool of multifamily loans sold to FNMA, there were no loans 90 days or more delinquent and one $401 loan delinquent between 30 and 89 days.  At December 31, 2012, within the pool of multifamily loans sold to FNMA, there was one $474 loan 90 days or more delinquent and one $229 loan delinquent between 30 and 89 days.

9.	ALLOWANCE FOR LOAN LOSSES AND LIABILITY FOR FIRST LOSS POSITION

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans;  (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both September 30, 2013 and December 31, 2012.

Impaired Loan Component

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all cooperative unit and one- to four-family residential real estate loans in excess of the FNMA Limits are individually evaluated for impairment.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: (1) the likely realizable value of a note sale; (2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected solely from liquidation of the collateral; or (3) the present value of estimated future cash flows using the loan's pre-modification rate in the case of a TDR.  For impaired loans on non-accrual status, either of the initial two measurements is utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributable to a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both September 30, 2013 and December 31, 2012.

Large groups of smaller balance homogeneous real estate loans, such as cooperative unit and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both September 30, 2013 and December 31, 2012, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard  reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at September 30, 2013 and December 31, 2012.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $31 at September 30, 2013 and $795 at December 31, 2012.  The decline resulted primarily from a reduction of $5,568 in the balance of such loans from December 31, 2012 to September 30, 2013, as well as the application of a lower loss percentage on these loans at September 30, 2013 compared to December 31, 2012 under the methodology employed.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both September 30, 2013 and December 31, 2012, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at September 30, 2013 and December 31, 2012.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans increased from $145 at December 31, 2012 to $148 at September 30, 2013, due to an increase of $12,644 in the balance of such loans, that was offset by a reduction in the estimated loss percentage applied to such loans, from December 31, 2012 to September 30, 2013.

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

(i)	Charge-off experience (including peer charge-off experience)
(ii)	Economic conditions
(iii)	Underwriting standards or experience
(iv)	Loan concentrations
(v)	Regulatory climate
(vi)	Nature and volume of the portfolio
(vii)	Changes in the quality and scope of the loan review function

The following is a brief synopsis of the manner in which each element is considered:

(i)   Charge-off experience - Loans within the pass graded loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  The Bank also reviews and considers the charge-off experience of peer banks in its lending marketplace in order to determine whether there may be potential losses that have taken a longer period to flow through its allowance for loan losses.

(ii)  Economic conditions - At both September 30, 2013 and December 31, 2012, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

(iii)  Underwriting standards or experience - Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Loss expectations associated with changes in the Bank's lending policies and practices, if any, are then incorporated into the methodology.

(iv)  Concentrations of credit - The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

                (v)   Regulatory climate – Consideration is given to public statements made by the federal banking regulatory agencies that have a potential impact on the Bank's loan portfolio and allowance for loan losses.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended September 30, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$352	$14,620	$2,215	$3,279	$12	$20,478	$24
Provision (credit) for loan losses	(75)	1,382	(443)	(618)	(11)	235	5
Charge-offs	(11)	(205)	-	(1)	-	(217)	(6)
Recoveries	8	13	-	-	-	21	-
Ending balance	$274	$15,810	$1,772	$2,660	$1	$20,517	$23

Ending balance – loans individually evaluated for impairment	$1,203	$3,891	$711	$35,277	$-	$41,082	$-
Ending balance – loans collectively evaluated for impairment	77,301	2,860,933	334,939	352,385	299	3,625,857	2,109
Allowance balance associated with loans individually evaluated for impairment	6	-	-	484	-	490	-
Allowance balance associated with loans collectively evaluated for impairment	268	15,810	1,772	2,176	1	20,027	23
Total Ending balance	$274	$15,810	$1,772	$2,660	$1	$20,517	$23
At December 31, 2012
Ending balance – loans individually evaluated for impairment	$1,291	$2,460	$1,900	$47,493	$-	$53,144	$-
Ending balance – loans collectively evaluated for impairment	90,585	2,673,909	338,233	347,038	476	3,450,241	2,423
Allowance balance associated with loans individually evaluated for impairment	7	-	-	513	-	520	-
Allowance balance associated with loans collectively evaluated for impairment	337	14,299	2,474	2,869	24	20,003	27
Total Ending balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27

	At or for the Three Months Ended September 30, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$258	$14,551	$2,181	$3,230	$-	$20,220	$23
Provision (credit) for loan losses	557	(761)	143	157	27	123	3
Charge-offs	(134)	(242)	(8)	(14)	-	(398)	-
Recoveries	(1)	686	-	36	-	723	-
Ending balance	$682	$14,234	$2,316	$3,409	$27	$20,668	$26

At or for the Nine Months Ended September 30, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27
Provision (credit) for loan losses	29	1,840	(716)	(719)	(23)	411	14
Charge-offs	(110)	(362)	(15)	(5)	-	(492)	(18)
Recoveries	11	33	29	2	-	75	-
Ending balance	$274	$15,810	$1,772	$2,660	$1	$20,517	$23

At or for the Nine Months Ended September 30, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26
Provision (credit) for loan losses	959	1,477	1,442	64	(94)	3,848	10
Charge-offs	(774)	(2,381)	(670)	(500)	(3)	(4,328)	(10)
Recoveries	17	773	11	37	-	838	-
Transfer from the reserve for loan commitments	-	52	5	25	-	82	-
Ending balance	$682	$14,234	$2,316	$3,409	$27	$20,668	$26

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):

	At September 30, 2013
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,070	$991	$-
With an allocated reserve	256	212	6
Multifamily Residential and Residential Mixed Use
With no allocated reserve	4,040	3,891	-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	711	711	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	21,269	20,156	-
With an allocated reserve	15,121	15,121	484
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$27,090	$25,749	$-
With an allocated reserve	$15,377	$15,333	$490
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2012
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$1,079	$1,079	$-
With an allocated reserve	258	212	7
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,767	2,460	-
With an allocated reserve	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,900	1,900	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	33,416	32,217	-
With an allocated reserve	15,276	15,276	513
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$39,162	$37,656	$-
With an allocated reserve	$15,534	$15,488	$520
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment		Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$993	$11	$	$ 629	$15	$1,016	$27	$814	$48
With an allocated reserve	212	5		212	5	212	14	511	14
Multifamily Residential and Residential Mixed Use
With no allocated reserve	3,552	49		4,787	49	2,977	129	6,178	305
With an allocated reserve	-	-		-	-	-	-	525	-
Mixed Use Commercial Real Estate
With no allocated reserve	1,289	17		1,459	12	1,590	110	2,670	56
With an allocated reserve	-	-		-	-	-	-	240	-
Commercial Real Estate
With no allocated reserve	22,991	187		33,596	404	26,682	949	28,648	1,318
With an allocated reserve	15,155	275		15,284	189	15,199	671	21,290	567
Construction
With no allocated reserve	-	-		-	-	-	-	-	-
With an allocated reserve	-	-		-	-	-	-	-	-
Total
With no allocated reserve	$28,825	$264	$	$ 40,471	$480	$32,265	$1,215	$38,310	$1,727
With an allocated reserve	$15,367	$280	$	$ 15,496	$194	$15,411	$685	$22,566	$581

Reserve Liability for First Loss Position

At both September 30, 2013 and December 31, 2012, the Bank serviced a pool of loans that it sold to FNMA and was subject to the First Loss Position.  The Bank maintains a reserve liability in relation to the First Loss Position that reflects estimated losses on this loan pool at each period end.  For performing loans within the FNMA serviced pool, the reserve recognized is based upon the historical loss experience on this loan pool.  For problem loans within the pool, the estimated losses are determined in a manner consistent with impaired loans within the Bank's loan portfolio.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans and activity in the related liability:

	At or for the Three Months Ended September 30,				At or for the Nine Months Ended September 30,
	2013		2012		2013		2012
Outstanding balance of multifamily loans serviced for FNMA at period end		$216,073		$279,830		$216,073		$279,830
Total First Loss Position at end of period		15,428		16,356		15,428		16,356
Liability on the First Loss Position
Balance at beginning of period	$	$ 1,188	$	$ 1,684	$	$ 1,383	$	$ 2,993
Credit for losses on problem loans(1)		(50)		(140)		(245)		(1,107)
Charge-offs and other net reductions in balance		(38)		-		(38)		(342)
Balance at period end	$	$ 1,100	$	$ 1,544	$	$ 1,100	$	$ 1,544
(1)	Amount recognized as a component of mortgage banking income during the period.

10.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company excluding trading securities at September 30, 2013:

	Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$$16,316	$$7,369	$(609)	-	$(1,138	)(2)	$5,622	$516	$6,138
Investment securities available for sale:
Registered Mutual Funds	2,797	2,691	-	670	(10)		3,351	-	3,351
Agency notes	15,070	15,070	-	47	-		15,117	-	15,117
Pass-through MBS issued by GSEs	30,727	30,727	-	1,588	(10)		32,305	-	32,305
Collateralized mortgage obligations ("CMOs") issued by GSEs	531	531	-	4	-		535	-	535
Private issuer pass through MBS	709	709	-	19	-		728	-	728
Private issuer CMOs	647	647	-	11	-		658	-	658
(1)	Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2)	Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2012:

	Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Gains	Fair Value
Investment securities held-to-maturity:
TRUPS	$16,774	$7,829	$(634)	-	$(1,268	)(2)	$5,927	$340	$6,267
Investment securities available for sale:
Registered Mutual Funds	2,904	2,556	-	449	-		3,005	-	3,005
Agency notes	29,820	29,820	-	125	-		29,945	-	29,945
Pass-through MBS issued by GSEs	43,142	43,142	-	1,561	(25)		44,678	-	44,678
CMOs issued by GSEs	2,436	2,436	-	26	-		2,462	-	2,462
Private issuer pass through MBS	962	962	-	-	(7)		955	-	955
Private issuer CMOs	908	908	-	18	-		926	-	926
(1)	Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2)	Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At September 30, 2013, the agency note investments in the table above had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
Due after one year through three years	$15,000	$15,047
Due after three years through five years	70	70
TOTAL	$15,070	$15,117

The held-to-maturity TRUPS had a weighted average term to maturity of 21.2 years at September 30, 2013.  At September 30, 2013, MBS available-for-sale (which included pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 16.9 years and a weighted average estimated duration of 1.3 years.  There were no sales of either investment securities held-to-maturity or MBS available-for-sale during the nine months ended September 30, 2013 or 2012.

There were no sales of investment securities available-for-sale during the three months ended September 30, 2013 and 2012.  Proceeds from the sales of investment securities available-for-sale totaled $366 during the nine months ended September 30, 2013.  A net gain of $110 was recognized on these sales.  Proceeds from the sales of investment securities available-for-sale totaled $313 during the nine months ended September 30, 2012.  A net gain of $44 was recognized on these sales.

As of each reporting period through September 30, 2013, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of September 30, 2013, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At September 30, 2013, these five securities had credit ratings ranging from "C" to "Caa3."
The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended September 30, 2013			At or for the Three Months Ended September 30, 2012
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,947	$617	$9,564	$8,945	$655	$9,600
OTTI recognized on securities with previous OTTI	-	-	-	-	-	-
Reductions and transfers to credit-related OTTI	-	-	-	-	-	-
Amortization of previously recognized OTTI	-	(8)	(8)	-	(14)	(14)
Cumulative balance at end of the period	$8,947	$609	$9,556	$8,945	$641	$9,586

	At or for the Nine Months Ended September 30, 2013			At or for the Nine Months Ended September 30, 2012
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,945	$634	$9,579	$8,974	$930	$9,904
OTTI recognized on securities with previous OTTI	-	-	-	181	6	187
Reductions and transfers to credit-related OTTI	-	-	-	-	(181)	(181)
Amortization of previously recognized OTTI	2	(25)	(23)	(210)	(114)	(324)
Cumulative balance at end of the period	$8,947	$609	$9,556	$8,945	$641	$9,586

The following table summarizes the gross unrealized losses and fair value of investment securities as of September 30, 2013, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$4,004	$974	$4,004	$974
Available for Sale Securities
Registered Mutual Funds	539	10	-	-	539	10
Pass-through MBS issued by GSEs	307	10	-	-	307	10
(1)    At September 30, 2013, the recorded balance of these securities was $3,840.  This balance reflected the remaining unrealized loss of $1,138 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, this unrealized loss is currently being amortized over the remaining estimated life of these securities.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2013, impairment of two of the TRUPS, with an amortized cost of $5,000, was deemed temporary.  These securities remained in an unrealized loss position for 12 or more consecutive months, and their cumulative unrealized loss was $1,315 at September 30, 2013, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At September 30, 2013, both of these securities had ratings ranging from "BB-" to "A."  Despite both the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at September 30, 2013 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continued to make their contractual payments of principal and interest.  In making this determination, management considered the following:

•    Based upon an internal review of the collateral backing the TRUPS portfolio, which accounted for current and prospective deferrals, the securities could reasonably be expected to continue making all contractual payments
•   The Company had the intent and ability to hold these securities until they fully recover their impairment, evidenced by the election to reclassify them as held-to-maturity in 2008

•    There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell these securities prior to their forecasted recovery or maturity
•    Both securities have a pool of underlying issuers comprised primarily of banks
•    Neither of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•    Both securities feature either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•    Both securities are adequately collateralized

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2012, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$3,705	$1,732	$3,705	$1,732
Available-for-Sale Securities:
Federal Home Loan Mortgage Corporation pass-through certificates	5,867	25	-	-	5,867	25
Private label MBS	-	-	955	7	955	7
(1) At December 31, 2012, the recorded balance of these securities was $4,170.  This balance reflected the remaining unrealized loss of $1,268 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, this unrealized loss is currently being amortized over the remaining estimated life of these securities.

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

Assets Measured at Fair Value on a Recurring Basis at September 30, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,217	$1,217	$-	$-
International Equity Mutual Funds	156	156	-	-
Fixed Income Mutual Funds	3,889	3,889	-	-
Investment securities available-for-sale:
Agency notes	15,117	-	15,117	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,836	1,836	-	-
International Equity Mutual Funds	397	397	-	-
Fixed Income Mutual Funds	1,118	1,118	-	-
Pass-through MBS issued by GSEs	32,305	-	32,305	-
CMOs issued by GSEs	535	-	535	-
Private issuer pass through MBS	728	-	728	-
Private issuer CMOs	658	-	658	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$930	$930	$-	$-
International Equity Mutual Funds	129	129	-	-
Fixed Income Mutual Funds	3,815	3,815	-	-
Investment securities available-for-sale:
Agency notes	29,945	-	29,945	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,502	1,502	-	-
International Equity Mutual Funds	358	358	-	-
Fixed Income Mutual Funds	1,145	1,145	-	-
Pass-through MBS issued by GSEs	44,678	-	44,678	-
CMOs issued by GSEs	2,462	-	2,462	-
Private issuer pass through MBS	955	-	955	-
Private issuer CMOs	926	-	926	-

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

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both September 30, 2013 and December 31, 2012.  Obtaining market values as of September 30, 2013 and December 31, 2012 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of both September 30, 2013 and December 31, 2012.  Obtaining market values as of September 30, 2013 and December 31, 2012 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential and Cooperative Unit	$477	-	-	$477
Multifamily Residential and Residential Mixed Use Real Estate	325	-	-	325
Commercial Real Estate	5,707	-	-	5,707

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
Multifamily Residential and Residential Mixed Use Real Estate	$450	-	-	$450
Commercial Real Estate	6,472	-	-	6,472

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans atSeptember 30, 2013 and December 31, 2012 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of September 30, 2013, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $7,893, and no valuation allowance within the allowance for loan losses.  As of December 31, 2012, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $6,922, and no valuation allowance within the allowance for loan losses.  Such loans had no impact upon the provision for loan losses during either the three months ended September 30, 2013 or the year ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at September 30, 2013:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Range of Values		Weighted Average Value
$207	Income approach only	Capitalization rate	N/A	*	7.5%
		Reduction for planned expedited disposal	N/A	*	10.0%

802	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%-15.0%		5.0%
		Capitalization rate (income approach component)	7.8%-8.5%		8.3%
		Reduction for planned expedited disposal	20.0%-30.0%		26.0%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale negotiated on terms deemed acceptable	N/A	*	17.0%
*Only one loan in this population.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2012:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Range of Values		Weighted Average Value
$207	Income approach only	Capitalization rate	N/A	*	7.5%
		Reduction for planned expedited disposal	N/A	*	10.0%

1,215	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%-6.0%		3.8%
		Capitalization rate (income approach component)	7.3%-7.5%		7.4%
		Reduction for planned expedited disposal	10.0%-25.0%		15.6%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale negotiated on terms deemed acceptable	N/A	*	17.0%
*Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments (other than those measured at fair value on either a recurring or non-recurring basis) at September 30, 2013 and December 31, 2012 were as follows:

		Fair Value at September 30, 2013 Using
At September 30, 2013	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$65,713	$65,713		$-		$-		$65,713
Investment securities held to maturity (TRUPS)	5,622	-		-		6,138		6,138
Loan, net	3,641,999	-		-		3,673,735		3,673,735
Accrued interest receivable	11,908	2		194		11,712		11,908
Mortgage Servicing Rights ("MSR")	705	-		1,076		-		1,076
FHLBNY capital stock	41,863	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,756,570	$1,756,570		$-		$-		$1,756,570
Certificates of Deposit ("CDs")	852,594	-		864,333		-		864,333
Escrow and other deposits	98,160	98,160		-		-		98,160
FHLBNY Advances	772,500	-		802,251		-		802,251
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,923	-		2,923		-		2,923

		Fair Value at December 31, 2012 Using
At December 31, 2012	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$79,076	$79,076		$-		$-		$79,076
Investment securities held to maturity (TRUPS)	5,927	-		-		6,267		6,267
Loans, net	3,478,336	-		-		3,602,583		3,602,583
Loans held for sale	560	-		560		-		560
Accrued interest receivable	13,518	-		359		13,159		13,518
MSR	1,115	-		1,511		-		1,511
FHLBNY capital stock	45,011	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,587,454	$1,587,454		$-		$-		$1,587,454
CDs	891,975	-		907,657		-		907,657
Escrow and other deposits	82,753	82,753		-		-		82,753
FHLBNY Advances	842,500	-		885,774		-		885,774
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,827	-		2,827		-		2,827

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

TRUPS Held to Maturity – At both September 30, 2013 and December 31, 2012, the Company owned seven TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of September 30, 2013.  As a result, at both September 30, 2013 and December 31, 2012, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10.0 % weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45.0 % weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45.0 % weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i) Discount Rate - Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the seven TRUPS, as follows:

(1)	Purchase discount rate – the rate used to determine the "credit" based valuation of the security. The purchase discount rates utilized to compute fair value as of September 30, 2013 ranged from 1.6 % to 2.4%, with a weighted average value of 2.2%.

(2)	Current discount rate - the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating. In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation. In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B." The existing discount rates utilized to compute fair value as of September 30, 2013 ranged from 4.7 % to 6.9%, with a weighted average value of 5.4%.

(ii) Defaults – The Company utilized the most recently published measures of capital adequacy and/or problematic assets to estimate potential defaults in the collateral pool of performing issuers underlying the seven securities.  In instances where problematic assets equaled or exceeded the issuer's regulatory capital, or the issuer's capital level fell below the limits established by the regulatory agencies, defaults were deemed probable to occur.  Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of September 30, 2013 ranged from 0.0 % to  4.0 % of the performing security pool balance, with a weighted average rate of 1.0%.  The Company additionally utilized a standard default rate of 1.2 % every three years, which was applied uniformly.

(iii) Cash Flows - The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10.0 % per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at September 30, 2013 and December 31, 2012, the Company utilized a minimum of two additional cash flow valuation models in order to estimate the fair value of TRUPS.  Two of the three independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions utilized to derive estimated cash flows, individual bank defaults and discount rate.  At December 31, 2012, a third independent cash flow valuation model was utilized which was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation model utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the TRUPS market. This valuation model was not utilized as of September 30, 2013 as its rendered valuation was not deemed indicative of current market pricing.  Because of the significant judgment underlying each of the pricing assumptions, management elected to recognize each of the independent valuations and apply a weighting system to all of the valuations, including the Internal Cash Flow Valuation, as all of these valuations were determined utilizing a valid and objective pricing methodology.

Loans, Net - The fair value of loans, net in the table above is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be similar to a Level 3 valuation methodology, the fair value of loans receivable other than impaired loans measured at fair value, is shown under the Level 3 valuation column.

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

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$15	$-	$39
Interest cost	290	57	306	90
Expected return on assets	(380)	-	(363)	-
Amortization of unrealized loss	587	12	541	75
Net periodic cost	$497	$84	$484	$204

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$45	$-	$117
Interest cost	868	170	918	270
Expected return on assets	(1,139)	-	(1,089)	-
Amortization of unrealized loss	1,762	36	1,623	225
Net periodic cost	$1,491	$251	$1,452	$612

The Company disclosed in its consolidated financial statements for the year ended December 31, 2012 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2013 as follows: Employee Retirement Plan - $53, BMP - $483, Outside Director Retirement Plan - $186, and Postretirement Plan - $187.  The Company made contributions of $31 to the Employee Retirement Plan during the nine months ended September 30, 2013, and expects to make the remainder of the estimated $53 of net contributions during 2013.  The Company made benefit payments of $136 on behalf of the Outside Director Retirement Plan during the nine months ended September 30, 2013, and expects to make the remainder of the estimated $186 of net contributions or benefit payments during 2013.  The Company made benefit payments totaling $60 on behalf of the Postretirement Plan during the nine months ended September 30, 2013, and expects to make the remainder of the estimated $187 of contributions or benefit payments during 2013.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the nine months ended September 30, 2013, and does not currently expect to make the $483 of benefit payments on behalf of the BMP during 2013, since anticipated retirements that formed the basis for these expected benefit payments in 2013 are presently not expected to occur.

13.	INCOME TAXES

During the three months ended September 30, 2013 and 2012, the Company's consolidated effective tax rates were 40.4 % and 41.3%, respectively. During the nine months ended September 30, 2013 and 2012, the Company's consolidated effective tax rates were 40.3 % and 41.0%, respectively, approximating the expected 41.0 % normalized rate for each period.  There were no significant unusual income tax items during either the three-month or nine-month periods ended September 30, 2013 and 2012.

14.	NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the consolidated statements of income was comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain on the sale of loans originated for sale	$2	$20	$13	$26
Credit to the liability for First Loss Position	50	140	245	1,107
Mortgage banking fees	24	99	92	342
Net mortgage banking income	$76	$259	$350	$1,475

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

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities, seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Recent Regulatory Developments

Basel III Capital Rules. In July 2013, the Bank's primary federal regulator, the Federal Deposit Insurance Corporation ("FDIC"), and the Holding Company's primary regulator, the Board of Governors of the Federal Reserve System ("Federal Reserve") published final rules (the "Basel III Capital Rules") that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee on Banking Supervision ("Basel Committee") in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Basel III Capital Rules apply to banking organizations, including depository institutions and ultimate parent savings and loan holding companies, such as the Bank and Holding Company, respectively.

The Basel III Capital Rules are intended to increase both the amount and quality of regulatory capital.  Among other things, the Basel III Capital Rules: a) introduce a new capital measure entitled "Common Equity Tier 1" ("CET1"); b) specify that tier 1 capital consist of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; c) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and d) expand the scope of the deductions or adjustments from capital as compared to the existing regulations.

Under the Basel III Capital Rules, banking organizations (other than "advanced approaches" banking organizations) are provided a one-time option in their initial regulatory financial report filed after January 1, 2015 to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital.

The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total assets, while also implementing stricter eligibility requirements for regulatory capital instruments that should serve to disallow the inclusion of all non-exempt issuances of trust preferred securities and cumulative perpetual preferred stock from tier 1 capital.  The Basel III Capital Rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in tier 1 capital, as well as providing stricter risk weighting rules to these assets.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios: a) 4.5% based upon CET1; b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of total assets) of 4.0% is also required under the Basel III Capital Rules.  When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization's capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.

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

Finally, the Basel III Capital Rules amend the thresholds under the "prompt corrective action" framework enforced with respect to the Bank by the FDIC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.

The Basel III Capital Rules become effective as applied to the Bank and Holding Company on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.  The enactment of the Basel III Capital Rules could increase the required capital levels of the Bank, and the Holding Company will become subject to consolidated capital rules.

The Basel III Capital Rules adopted in July 2013 do not address the proposed liquidity coverage ratio ("LCR") called for by the Basel Committee's Basel III framework, which, if implemented, could require the Bank to hold high-quality liquid assets sufficient to cover its total net cash outflows over 30 days. On October 24, 2013, the Federal Reserve issued a proposed rule implementing an LCR requirement in the United States for larger banking organizations. Neither the Holding Company nor the Bank would be subject to the LCR requirement as proposed.

 Management believes that, as of September 30, 2013, the Holding Company and the Bank would have satisfied all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were then in effect.

FDIC Guidance on Managing Market Risk.  On October 8, 2013, the FDIC published guidance entitled "Managing Sensitivity to Market Risk in a Challenging Interest Rate Environment".  This guidance notes the FDIC's ongoing supervisory concern that certain institutions may be insufficiently prepared or positioned for sustained increases in, or volatility of, interest rates.  The guidance emphasizes a series of best practices to ensure that state nonmember institutions, such as the Bank, have adopted a comprehensive asset-liability and interest rate risk management process.  These practices include:  (i) effective board governance and oversight; (ii) a sound policy framework and prudent exposure limits; (iii) well-developed risk measurement tools for effective measurement and monitoring of interest rate risk and; (iv) effective risk mitigation strategies.

New York State Department of Financial Services Actions Regarding Online Payday Lending.  On August 5, 2013, the New York State Department of Financial Services ("DFS") published a letter identifying 35 payday lenders believed to be engaged in unlawful activities in New York.  The letter was sent to 117 banks, including the Bank, as well as NACHA, which administers the Automated Clearing House ("ACH") network.  It requests that the banks cooperate with DFS to create a new set of model safeguards and procedures to prevent the 35 lenders, as well as the broader payday lending industry, from accessing New York customer accounts and the ACH payments system in general.

DFS Guidelines for Bank Lending to Multifamily Properties Under the Community Reinvestment Act.  On September 5, 2013, the DFS published guidelines addressing responsible multifamily lending.  The guidelines report DFS' future intention to have CRA examinations review whether a bank has satisfied its responsibility to ensure that any loan contributes to, and does not undermine, the availability of affordable housing or neighborhood conditions.  Under the guidelines, a loan on a multifamily property would not be found to have a community development purpose, and would not be CRA eligible if it:  (i) significantly reduces or has the potential to reduce affordable housing; (ii) facilitates substandard living conditions; (iii) is in technical default; or (iv) has been underwritten in an unsound manner.

The guidelines also recommend that banks consider adopting a series of best practices in an effort to help avoid reductions in qualitative or quantitative CRA credit on multifamily loans.

The Bank has not yet determined whether and to what extent, if any, the guidelines will affect the business and operations of the Bank, or whether any such effect could adversely impact the Bank.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2013		2012		2013		2012
Performance and Other Selected Ratios:
Return on Average Assets	1.07%		1.21%		1.11%		1.13%
Return on Average Stockholders' Equity	10.19		12.32		10.91		11.98
Stockholders' Equity to Total Assets	10.53		9.80		10.53		9.80
Loans to Deposits at End of Period	140.62		137.50		140.62		137.50
Loans to Earning Assets at End of Period	96.43		88.48		96.43		88.48
Net Interest Spread	3.17		3.38		3.24		3.32
Net Interest Margin	3.35		3.59		3.45		3.57
Average Interest Earning Assets to Average Interest Bearing Liabilities	115.86		114.77		116.18		114.50
Non-Interest Expense to Average Assets	1.56		1.62		1.58		1.61
Efficiency Ratio	46.38		43.92		45.82		44.05
Effective Tax Rate	40.43		41.25		40.31		41.03
Dividend Payout Ratio	46.67		41.18		44.21		42.86
Per Share Data:
Reported EPS (Diluted)	$0.30		$0.34		$0.95		$0.98
Cash Dividends Paid Per Share	0.14		0.14		0.42		0.42
Stated Book Value	11.57		10.89		11.57		10.89
Asset Quality Summary:
Net Charge-offs	$202		$(325)		$435		$3,500
Non-performing Loans	8,838		10,690		8,838		10,690
Non-performing Loans/Total Loans	0.24%		0.32%		0.24%		0.32%
Non-performing Assets	$9,735		$11,580		$9,735		$11,580
Non-performing Assets/Total Assets	0.24%		0.29%		0.24%		0.29%
Allowance for Loan Loss/Total Loans	0.56		0.62		0.56		0.62
Allowance for Loan Loss/Non-performing Loans	232.41		193.58		232.41		193.58
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.50	x	2.40	x	2.53	x	2.17	x
Excluding Interest on Deposits	3.54		3.23		3.64		2.77
(1) Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

Critical Accounting Policies

During the quarter ended September 30, 2013, management of the Company undertook an analysis of the appropriateness of each of the numerous elements previously identified as "critical accounting policies," and determined that, through the passage of time and materiality relative to the Company's financial statements, it is no longer appropriate to identify several of them as critical to the fair presentation of the financial statements in all material respects.  As a result of this analysis, management will continue to focus on two critical accounting policies which are considered to have a notably high subjective element, any misjudgment of which could have a material impact on the financial statements.  The Company's policies with respect to (1) the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), and (2) accounting for defined benefit plans, are its most critical accounting policies because they are important to the presentation of the Company's consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset Liability Committee ("ALCO") is responsible for general oversight and strategic implementation of the policy, and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, appropriate senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  On a monthly basis, reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to both appropriate senior management and the Board of Directors.  In addition, on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

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

Retail branch and Internet banking deposits increased $129.7 million during the nine months ended September 30, 2013, compared to an increase of $75.5 million during the nine months ended September 30, 2012.  Within deposits, core deposits (i.e., non-CDs) increased $169.1 million during the nine months ended September 30, 2013 and $128.0 million during the nine months ended September 30, 2012.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs decreased $39.4 million during the nine months ended September 30, 2013 and declined by $52.5 million during the nine months ended September 30, 2012.  The reduction during the nine months ended September 30, 2013 resulted primarily from the attrition of maturing CDs from prior period promotional activities and a customer preference for deposit types other than CDs. The reduction during the nine months ended September 30, 2012 was due to the attrition of maturing CDs from prior period promotional activities.

The Bank did not prepay any borrowings during the nine months ended September 30, 2013, and reduced its outstanding FHLBNY advances by $70.0 million during the period, utilizing deposit inflows instead to fund asset growth.  During the nine months ended September 30, 2012, the Bank prepaid $40.0 million of borrowings secured by REPOs and $55.0 million of FHLBNY advances, removing a negative carrying cost on these $95.0 million of funding liabilities.  The Bank also elected not to replace $117.3 million of FHLBNY advances that matured during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, principal repayments totaled $730.2 million on real estate loans (including refinanced loans) and $14.7 million on MBS. During the nine months ended September 30, 2012, principal repayments totaled $775.3 million on real estate loans (including refinanced loans) and $34.0 million on MBS.  The decrease in principal repayments on real estate loans reflected reduced loan refinancing activity during the nine months ended September 30, 2013.  The decline in principal repayments on MBS resulted from a reduction of $49.0 million in their average balance from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At September 30, 2013, the Bank had an additional potential borrowing capacity of $428.3 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At September 30, 2013, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the nine months ended September 30, 2013 and 2012, real estate loan originations totaled $859.6 million and $645.2 million, respectively.  The increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 reflected the Company's transition, in late 2012 and during the nine months ended September 30, 2013, from a non-growth, to a measured loan and balance sheet growth, strategy, which necessitated higher real estate loan origination levels.  Purchases of investment securities (excluding trading securities and federal funds sold and other short-term investments) were negligible during the nine months ended September 30, 2013, and $103.3 million during the nine months ended September 30, 2012.  Security purchases were de-emphasized during the nine months ended September 30, 2013 due to the removal of required securities for collateral on REPO borrowings.  The purchases made during the nine months ended September 30, 2012 were comprised of $80.1 million of medium-term agency notes aimed at providing additional yield on liquid funds, and $23.2 million of adjustable rate Government National Mortgage Association MBS, which sought to provide additional yield on liquid assets, ongoing cash flows from principal repayments and protection against potential increases in interest rates.

The Holding Company did not repurchase any shares of its common stock during the nine months ended September 30, 2013 and 2012.  As of September 30, 2013, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $16.65 per share closing price of its common stock as of September 30, 2013, the Holding Company would utilize $18.7 million in order to purchase all of the remaining authorized shares.  For the Holding Company to complete these share purchases, it would likely require dividend distributions from the Bank.

The Holding Company paid $14.7 million in cash dividends on its common stock during the nine months ended September 30, 2013, and $14.4 million during the nine months ended September 30, 2012.  The increase in payment resulted from a net increase of 950,307 shares outstanding from September 30, 2012 to September 30, 2013.

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

The following table presents off-balance sheet arrangements as of September 30, 2013:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$38,472	$-	$-	$-	$38,472
Other loan commitments (1)	103,110	-	-	-	103,110
Other Commitments:
First Loss Position on loans sold to FNMA (1)	15,428	-	-	-	15,428
Total Commitments	$157,010	$-	$-	$-	$157,010

(1) In accordance with the requirements of both ASC 450-20-25 and 460-10-25, as of September 30, 2013, reserves on loan commitments and the liability for the First Loss Position on loans sold to FNMA were $116 and $1,100, respectively, and were recorded in other liabilities in the Company's consolidated statements of financial condition.

Asset Quality

General
At both September 30, 2013 and December 31, 2012, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $8.8 million and $8.9 million at September 30, 2013 and December 31, 2012, respectively, representing 0.24% and 0.25% of total loans at September 30, 2013 and December 31, 2012, respectively.  During the nine months ended September 30, 2013, four non-accrual loans totaling $1.7 million were either satisfied or disposed of at a value at or below their recorded balance, a $765,000 non-accrual loan was transferred to OREO, three non-accrual loans totaling $701,000 were returned to accrual status, $227,000 of principal charge-offs were recognized on two non-accrual loans and principal amortization totaling $49,000 was recognized on six non-accrual loans.  Offsetting these declines were twelve loans totaling $3.4 million that were added to non-accrual status during the nine months ended September 30, 2013.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $41.1 million, consisting of twenty-four loans, at September 30, 2013, compared to $53.1 million, consisting of twenty-six loans, at December 31, 2012.  During the nine months ended September 30, 2013, six impaired loans totaling $12.8 million were either satisfied or disposed of at a value at or below their recorded balance and a $765,000 impaired loan was transferred to OREO.  Additionally during the nine months ended September 30, 2013, principal charge-offs of $227,000 were recognized on two impaired loans, and principal amortization totaling $453,000 was recognized on nineteen impaired loans.  Partially offsetting these declines were five loans totaling $2.1 million that were added to impaired status during the nine months ended September 30, 2013.

The following is a reconciliation of non-accrual and impaired loans at September 30, 2013:

(Dollars in Thousands)
Non-accrual loans	$8,838
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(874)
TDRs retained on accrual status	33,118
Impaired loans	$41,082

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

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 37.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy, as disclosed on page 37 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both September 30, 2013 and 2012, the great majority of TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value of the property quarterly thereafter.  OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense.  Only the appraised value, or either contractual or formal marketed values that fall below the appraised value are used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

During the nine months ended September 30, 2013, a write down in value of $180,000 was recognized on an OREO property acquired during the period, and the property was subsequently sold in August 2013.  Otherwise, the Bank owned no OREO properties with a recorded balance at either September 30, 2013 or December 31, 2012.

The following table sets forth information regarding non-accrual loans, and certain other non-performing assets (including OREO) at the dates indicated:

	At September 30 2013	At December 31, 2012
	(Dollars in Thousands)
One- to four-family residential and cooperative apartment	$1,136	$938
Multifamily residential and residential mixed use	1,993	507
Commercial real estate and mixed use commercial real estate	5,707	7,435
Consumer	2	8
Sub-total	8,838	8,888
Non-accrual loans held for sale	-	560
Total non-accrual loans	8,838	9,448
Non-performing TRUPS	897	892
OREO	-	-
Total non-performing assets	9,735	10,340
Ratios:
Total non-accrual loans to total loans	0.24%	0.25%
Total non-performing assets to total assets	0.24	0.26

TDRs and Impaired Loans
TDRs	$38,825	$51,123
Impaired loans (1)	41,082	53,144
(1) Amount includes all TDRs at both September 30, 2013 and December 31, 2012.  See the discussion entitled "Impaired Loans" commencing on page 37 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had 8 real estate loans, totaling $3.8 million, that were delinquent between 30 and 89 days at September 30, 2013, a net reduction of $3.3 million compared to 13 such loans totaling $7.1 million at December 31, 2012. The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary  Loan Modifications

At September 30, 2013, the Bank had 3 loans totaling $1.9 million that were either current or less than 30 days delinquent, and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.   At December 31, 2012, there were 4 such loans totaling $2.4 million.  These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) they permitted only minor reductions in the cash flow requirements of debt service; and 2) there was no forgiveness of contractual principal and interest amounts due to the Bank.  The terms of modification were generally in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor concession; or (2) a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the temporarily modified loans at September 30, 2013 and December 31, 2012 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at both September 30, 2013 and December 31, 2012.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting policies that are summarized beginning on page F-9 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of the temporarily modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank's allowance for loan losses at either September 30, 2013 or December 31, 2012.

The Bank's lending function performs a formal review process that serves as an effective re-underwriting of all temporarily modified loans.

There were no temporary modifications entered into during the three-month and nine-month periods ended September 30, 2013 and 2012.

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA that had an outstanding principal balance of $216.1 million at September 30, 2013.  Pursuant to the sale agreement with FNMA, the Bank retained the First Loss Position.  The First Loss Position totaled $15.4 million at both September 30, 2013 and December 31, 2012.  Against this contingent liability, the Bank has charged through earnings a recorded liability (reserve liability for First Loss Position) of $1.1 million as of September 30, 2013 and $1.4 million as of December 31, 2012, leaving approximately $14.3 million of potential charges to earnings for future losses (if any) as of September 30, 2013.  At September 30, 2013, within the pool of multifamily loans sold to FNMA, a $401,000 loan was delinquent between 30 and 89 days, and no loans were 90 days or more delinquent.  At December 31, 2012, within the pool of multifamily loans sold to FNMA, a $229,000 loan was delinquent between 30 and 89 days, and one $474,000 loan was 90 days or more delinquent.  The Bank manages the collection of these loans in the same manner as portfolio loans.  Under the terms of the servicing agreement with FNMA, the Bank is obligated to fund FNMA all monthly principal and interest payments under the original terms of the loans, and to indemnify FNMA for any further losses (as defined in the sale agreement) until the earlier of the following events: (i) the Bank re-acquires the loan from FNMA or it enters OREO status; or (ii) the entire pool of loans sold to FNMA has either been fully satisfied or enters OREO status.  However, the aggregate losses incurred by the Bank on this pool of serviced loans cannot exceed the total First Loss Position.  The Bank has previously repurchased, and may opt to continue to repurchase, loans sold to FNMA with recourse exposure that become 90 or more days delinquent.  Such repurchased loans are reported as non-performing portfolio loans and are typically purchased from FNMA in order to control losses and expedite resolution of the loan via restructure, note sale or enforcement of legal remedies.

Reserve Liability on Loan Origination Commitments

The Bank also maintains a reserve liability related to loan origination commitments (recorded in other liabilities) that totaled $116,000 at September 30, 2013 and $103,000 at December 31, 2012.  The expected loss rates applied to these commitments are consistent with those applied to comparable loans held within the Bank's portfolio.  This amount fluctuates based upon the amount and composition of the Bank's loan commitment pipeline.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended September 30, 2013, June 30, 2013 and December 31, 2012.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At September 30, 2013	At June 30, 2013	At December 31, 2012
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$490	$522	$520
Substandard loans not deemed impaired	31	375	795
Special Mention loans	149	234	145
Pass graded loans	19,847	19,347	19,063
Sub-total real estate loans	20,517	20,478	20,523
Consumer loans	23	24	27
TOTAL	$20,540	$20,502	$20,550

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net charge-offs	$(202)	$350	$(435)	$(3,500)
Provision	240	126	425	3,858
Transfer from reserve for loan commitments	-	(159)	-	(241)

Changes in the allowance for loan losses were nominal during the nine months ended September 30, 2013, with the provisions approximating the net charge-off activity during the period.  Within the components of the allowance for loan losses, lower calculated reserve levels on both impaired loans and Substandard rated loans not deemed impaired were offset by higher calculated reserves on pass graded real estate loans.  The reduction in the calculated reserves on both impaired loans and Substandard rated loans not deemed impaired reflected both declines in such loan balances during the nine month ended September 30, 2013, as well as improvement in overall credit quality conditions.  The increase in the calculated reserves on pass graded loans reflected both growth in the loan portfolio during the nine months ended September 30, 2013 as well as shifting of loans into a higher reserve calculation category due to the delayed receipt of updated financial information related to either the underlying real estate collateral or the individual borrower.

For a further discussion of the allowance for loan losses and related activity during the three-month and nine-month periods ended September 30, 2013 and 2012, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Assets.  Assets totaled $4.0 billion at September 30, 2013, $109.9 million above their level at December 31, 2012.

Real estate loans increased $163.6 million during the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, the Bank originated $859.6 million of real estate loans (including refinancing of existing loans) and purchased $40.3 million of real estate loans, which exceeded the $730.2 million aggregate amortization on such loans (also including refinancing of existing loans).

Cash and due from banks decreased by $13.4 million due to the utilization of cash balances to meet funding obligations. Investment securities available-for-sale declined $14.5 million during the nine months ended September 30, 2013, as $14.8 million of agency securities that were called during the period were not replaced.  MBS also declined $14.8 million during the nine months ended September 30, 2013, primarily due to principal amortization during the period.  The Company also reduced its investment in FHLBNY common stock by $3.1 million during the nine months ended September 30, 2013 as a result of a $70.0 million decline in its outstanding FHLBNY borrowings during the period.

Liabilities.  Total liabilities increased $78.8 million during the nine months ended September 30, 2013.  Retail deposits (due to depositors) increased $129.7 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits during the nine months ended September 30, 2013.  The Company reduced FHLBNY advances by $70.0 million during the nine months ended September 30, 2013 as a result of the additional liquidity gathered from retail deposits during the period.

Stockholders' Equity.  Stockholders' equity increased $31.2 million during the nine months ended September 30, 2013, due primarily to net income of $33.2 million, $9.0 million of common stock issued for the exercise of stock options and a $3.3 million aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $14.7 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General.  Net income was $10.6 million during the three months ended September 30, 2013, a reduction of $1.2 million from net income of $11.8 million during the three months ended September 30, 2012.  During the comparative period, net interest income declined $1.8 million, the provision for loan losses increased $114,000, and non-interest income fell $566,000. Partially offsetting these reductions to pre-tax income was a decline of $196,000 in non-interest expense during the comparative period.  Income tax expense dropped $1.1 million during the comparative period due to the reduction of $2.2 million in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2013 and 2012 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,644,557	$42,451	4.66%	$3,329,996	$45,963	5.52%
Other loans	2,288	25	4.37	2,421	28	4.63
MBS	35,219	310	3.52	86,037	677	3.15
Investment securities	29,122	84	1.15	97,926	223	0.91
Federal funds sold and other short-term investments	70,857	416	2.35	199,888	582	1.16
Total interest-earning assets	3,782,043	$43,286	4.58%	3,716,268	$47,473	5.11%
Non-interest earning assets	198,797			183,761
Total assets	$3,980,840			$3,900,029

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$88,471	$49	0.22%	$93,132	$48	0.21%
Money Market accounts	1,122,644	1,413	0.50	850,288	1,155	0.54
Savings accounts	380,088	48	0.05	365,976	141	0.15
CDs	862,792	3,398	1.56	935,278	3,958	1.68
Borrowed Funds	810,191	6,725	3.29	993,289	8,773	3.51
Total interest-bearing liabilities	3,264,186	$11,633	1.41%	3,237,963	$14,075	1.73%
Non-interest bearing checking accounts	169,845			151,006
Other non-interest-bearing liabilities	129,350			128,028
Total liabilities	3,563,381			3,516,997
Stockholders' equity	417,459			383,032
Total liabilities and stockholders' equity	$3,980,840			$3,900,029
Net interest income		$31,653			$33,398
Net interest spread			3.17%			3.38%
Net interest-earning assets	$517,857			$478,305
Net interest margin			3.35%			3.59%
Ratio of interest-earning assets to interest-bearing liabilities			115.86%			114.77%

Rate/Volume Analysis

	Three Months Ended September 30, 2013
	Compared to Three Months Ended September 30, 2012
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$3,995	$(7,507)	$(3,512)
Other loans	(1)	(2)	(3)
MBS	(424)	57	(367)
Investment securities	(176)	37	(139)
Federal funds sold and other short-term investments	(569)	403	(166)
Total	$2,825	$(7,012)	$(4,187)

Interest-bearing liabilities:
Interest bearing checking accounts	$(2)	$3	$1
Money market accounts	358	(100)	258
Savings accounts	2	(95)	(93)
CDs	(292)	(268)	(560)
Borrowed funds	(1,559)	(489)	(2048)
Total	$(1,493)	$(949)	$(2,442)
Net change in net interest income	$4,318	$(6,063)	$(1,745)

During the period January 1, 2009 through September 30, 2013, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through September 2013.  In addition, both marketplace competition and refinancing activity at reduced rates related to loans secured by multifamily and commercial real estate increased considerably during both the year ended December 31, 2012 and the three months ended September 30, 2013, resulting in a reduction in the average yield on real estate loans.  Both of these factors impacted the Company's net interest margin during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Interest Income.  Interest income was $43.3 million during the three months ended September 30, 2013, a reduction of $4.2 million from the three months ended September 30, 2012, primarily reflecting reductions of $3.5 million, $367,000 and $140,000 in interest income on real estate loans, MBS and investment securities, respectively.  High volumes of prepayment and refinancing on real estate loans at reduced market interest rates lowered the Company's average yield on real estate loans by 86 basis points during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  Partially offsetting the decline in interest income on real estate loans during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 that was attributable to the 86 basis point reduction in their average yield, was an increase of $314.6 million in their average balance during the comparative period, as the Company increased its loan origination volumes late in 2012, and during the nine months ended September 30, 2013, as part of a measured balance sheet growth strategy.  The decline in interest income on MBS resulted from a reduction of $50.8 million in their average balance from the three months ended September 30, 2012 to the three months ended September 30, 2013.  During the period October 1, 2012 through September 30, 2013, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  The decline in interest income on investment securities during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, resulted from a reduction of $68.8 million in their average balance.  Similar to MBS, purchases of investment securities were limited during the period October 1, 2012 through September 30, 2013 and were exceeded by their calls and/or maturity activity.

Interest Expense.  Interest expense decreased $2.5 million, to $11.6 million, during the three months ended September 30, 2013, from $14.1 million during the three months ended September 30, 2012.  This decline resulted primarily from reductions of $2.0 million and $561,000 in interest expense on borrowed funds and CDs, respectively, during the comparative period.  The reduction in interest expense on borrowed funds resulted from declines of both $183.1 million in their average balance and 22 basis points in their average cost from the three months ended September 30, 2012 to the three months ended September 30, 2013, as the Company, during the 12-month period ended September 30, 2013, elected to utilize liquidity generated from either deposit growth or increased loan amortization activity to restructure and/or reduce its aggregate level of borrowed funds.  The reduction in interest expense on CDs also reflected declines of both $72.5 million in their average balance and 12 basis points in their average cost during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  Since the Company did not elect to compete aggressively for CDs during the period October 1, 2012 through September 30, 2013, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs also resulted from ongoing reductions in offering rates on new CDs that occurred from October 1, 2012 through September30, 2013.

Provision for Loan Losses.  The provision for loan losses was $240,000 during the three months ended September 30, 2013, compared to $126,000 during the three months ended September 30, 2012.  The increase of $114,000 during the comparative period primarily reflected growth in the loan portfolio during the nine months ended September 30, 2013.

Non-Interest Income.  Total non-interest income decreased $566,000 from the three months ended September 30, 2012 to the three months ended September 30, 2013, due primarily to a reduction of $229,000 in service charges and other fee income, reflecting both lower automated teller machine and seasonal loan servicing income.  Mortgage banking income also declined $183,000, as the Company recognized a credit of $141,000 to reduce the liability in relation to the First Loss Position during the three months ended September 30, 2012, while recognizing a similar recovery of only $50,000 during the three months ended September 30, 2013.  The servicing fee income component of mortgage banking income also declined as a result of the ongoing reduction in the aggregate balance of serviced loans.  Other non-interest income declined $166,000 from the three months ended September 30, 2012 to the three months ended September 30, 2013 primarily due to the elimination of rental income on real estate properties that were disposed of in December 2012.

Non-Interest Expense.  Non-interest expense was $15.6 million during the three months ended September 30, 2013, a reduction of $196,000 from $15.8 million during the three months ended September 30, 2012.  Minor variations in several individual non-interest expense items comprised the decline in the comparative period.

Non-interest expense was 1.56% of average assets during the three months ended September 30, 2013, compared to 1.62% during the three months ended September 30, 2012, reflecting both the reduction in non-interest expense and an increase of $80.8 million in average assets from the three months ended September 30, 2012 to the three months ended September 30, 2013.

Income Tax Expense.   Income tax expense decreased $1.1 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due primarily to the reduction of $2.2 million in pre-tax earnings.

The Company's consolidated tax rate was 40.4% during the three months ended September 30, 2013, down from the 41.3% level during the three months ended September 30, 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General.  Net income was $33.2 million during the nine months ended September 30, 2013, a reduction of $333,000 from net income of $33.6 million during the nine months ended September 30, 2012.  During the comparative period, net interest income fell $3.6 million and non-interest income dropped $1.7 million. Partially offsetting these reductions to pre-tax income were declines of $3.4 million in the provision for loan losses and $624,000 in non-interest expense, respectively.  Income tax expense was $906,000 lower during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, reflecting both a reduction of $1.2 million in pre-tax earnings and a decline in the effective tax rate from 41.0% to 40.3% during the comparative period.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2013 and 2012 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30
		2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,583,452	$130,291	4.85%	$3,387,534	$143,735	5.66%
Other loans	2,189	74	4.51	1,870	76	5.42
MBS	40,122	1,123	3.73	89,154	2,456	3.67
Investment securities	33,677	316	1.25	122,552	1,043	1.13
Federal funds sold and other short-term investments	122,342	1,423	1.55	186,189	1,895	1.36
Total interest-earning assets	3,781,782	$133,227	4.70%	3,787,299	$149,205	5.25%
Non-interest earning assets	196,684			178,618
Total assets	$3,978,466			$3,965,917

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$91,397	$189	0.28%	$93,172	$141	0.20%
Money Market accounts	1,088,223	4,309	0.53	810,179	3,326	0.55
Savings accounts	378,866	213	0.08	362,429	442	0.16
CDs	876,185	10,529	1.61	960,293	12,540	1.74
Borrowed Funds	820,386	20,267	3.30	1,081,514	31,465	3.89
Total interest-bearing liabilities	3,255,057	$35,507	1.46%	3,307,587	$47,914	1.94%
Non-interest bearing checking accounts	168,936			150,914
Other non-interest-bearing liabilities	148,254			133,857
Total liabilities	3,572,247			3,592,358
Stockholders' equity	406,219			373,559
Total liabilities and stockholders' equity	$3,978,466			$3,965,917
Net interest income		$97,720			$101,291
Net interest spread			3.24%			3.32%
Net interest-earning assets	$526,725			$479,712
Net interest margin			3.45%			3.57%
Ratio of interest-earning assets to interest-bearing liabilities			116.18%			114.50%

Rate/Volume Analysis

	Nine Months Ended September 30, 2013
	Compared to Nine Months Ended September 30, 2012
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$7,724	$(21,168)	$(13,444)
Other loans	12	(14)	(2)
MBS	(1,362)	29	(1,333)
Investment securities	(797)	70	(727)
Federal funds sold and other short-term investments	(694)	222	(472)
Total	$4,883	$(20,861)	$(15,978)

Interest-bearing liabilities:
Interest bearing checking accounts	$(6)	$54	$48
Money market accounts	1,122	(139)	983
Savings accounts	4	(233)	(229)
CDs	(1,087)	(924)	(2,011)
Borrowed funds	(7,007)	(4,191)	(11,198)
Total	$(6,974)	$(5,433)	$(12,407)
Net change in net interest income	$11,857	$(15,428)	$(3,571)

During the period January 1, 2009 through September 30, 2013, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  As a result, beginning in early 2009, the Company was able to commence an orderly reduction of both its deposit and borrowing costs that continued through September 2013.  In addition, both marketplace competition and refinancing activity related to loans secured by multifamily and commercial real estate increased considerably during both the year ended December 31, 2012 and the nine months ended September 30, 2013, resulting in a reduction in the average yield on real estate loans.  Both of these factors impacted the Company's net interest margin during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Interest Income.  Interest income was $133.2 million during the nine months ended September 30, 2013, a reduction of $16.0 million from the nine months ended September 30, 2012, primarily reflecting reductions of $13.4 million, $1.3 million and $727,000 in interest income on real estate loans, MBS and investment securities, respectively.  High volumes of real estate loan prepayment and refinancing at reduced market interest rates lowered the Company's average yield on real estate loans by 81 basis points during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The decline in interest income on MBS reflected a reduction of $49.0 million in their average balance from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.  During the period October 1, 2012 through September 30, 2013, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  Partially offsetting the decline in interest income on real estate loans during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 that was attributable to the 81 basis point reduction in their average yield, was an increase of $195.9 million in their average balance during the comparative period, as the Company increased its loan origination volumes late in 2012 and during the nine months ended September 30, 2013, as part of a measured balance sheet growth strategy.  The decline in interest income on investment securities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulted from a reduction of $88.9 million in their average balance, which was partially offset by an increase of 12 basis points in their average yield.  Similar to MBS, purchases of investment securities were limited during the period October 1, 2012 through September 30, 2013 and were exceeded by their calls and/or maturity activity.  Since the great majority of the investment securities that either were called or matured during the period October 1, 2012 through September 30, 2013 possessed yields between 0.50% and 1.0%, their removal served to improve the average yield on the aggregate portfolio of investment securities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Interest Expense.  Interest expense decreased $12.4 million, to $35.5 million, during the nine months ended September 30, 2013, from $47.9 million during the nine months ended September 30, 2012.  This decline resulted primarily from reductions of $11.2 million and $2.0 million in interest expense on borrowed funds and CDs, respectively, during the comparative period.  The reduction in interest expense on borrowed funds resulted from declines of both $261.1 million in their average balance and 59 basis points in their average cost from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, as the Company, during the 12-month period ended September 30, 2013, elected to utilize liquidity generated from either deposit growth or increased loan amortization activity to restructure and/or reduce its aggregate level of borrowed funds.  The reduction in interest expense on CDs also reflected declines of both $84.1 million in their average balance and 13 basis points in their average cost during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  Since the Company did not elect to compete aggressively for CDs during the period October 1, 2012 through September 30, 2013, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs also resulted from ongoing reductions in offering rates on new CDs that occurred from October 1, 2012 through September 30, 2013.

Provision for Loan Losses.  The provision for loan losses was $425,000 during the nine months ended September 30, 2013, compared to $3.9 million during the nine months ended September 30, 2012.  The reduction reflected the improvement in the overall credit quality of the loan portfolio from October 1, 2012 through September 30, 2013.  During the period October 1, 2012 through September 30, 2013, the Company experienced declines in both non-accrual and delinquent loans, as well as minimal net charge-off activity.

Non-Interest Income.  Total non-interest income decreased $1.7 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, due primarily to a reduction of $1.1million in mortgage banking income, as the Company recognized a credit of $1.1 million to reduce the liability in relation to the First Loss Position during the nine months ended September 30, 2012, while recognizing a similar recovery of only $245,000 during the nine months ended September 30, 2013.  The servicing fee income component of mortgage banking income also declined $249,000 during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of the ongoing reduction in the aggregate balance of serviced loans. From the nine months ended September 30, 2012 to the nine months ended September 30, 2013, service charges and other fee income fell $286,000 due primarily to lower automated teller machine income, and other non-interest income declined $575,000 mainly as a result of the elimination of rental income on real estate properties that were disposed of in December 2012.

Non-Interest Expense.  Non-interest expense was $47.2 million during the nine months ended September 30, 2013, a reduction of $624,000 from $47.8 million during the nine months ended September 30, 2012, primarily due to lower legal expenses of $648,000, marketing expenses of $210,000 and regulatory examination costs of $331,000, that were partially offset by increases of $304,000 and $310,000 in occupancy and equipment and data processing costs, respectively, during the comparative period.

Non-interest expense was 1.58% of average assets during the nine months ended September 30, 2013, compared to 1.61% during the nine months ended September 30, 2012, reflecting both the reduction in non-interest expense and an increase of $12.5 million in average assets from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.

Income Tax Expense.  Income tax expense decreased $906,000 during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due primarily to a reduction of $1.2 million in pre-tax earnings.  The Company's consolidated tax rate was 40.3% during the nine months ended September 30, 2013, down from 41.0% during the nine months ended September 30, 2012.

Item 3.                           Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2012 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2013.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2013, the Company owned nine mutual fund investments totaling $5.3 million that were designated as trading.  At September 30, 2013, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2012 to September 30, 2013.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

Interest Rate Risk Exposure Analysis
Economic Value of Equity ("EVE") Analysis.  At September 30, 2013, the Bank continued to monitor the impact of interest rate volatility upon EVE in the same manner as at December 31, 2012.

The analysis that follows presents the estimated EVE resulting from market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under other interest rate scenarios (each a "Rate Shock Scenario") represented by immediate, permanent, parallel shifts in interest rates from those observed at September 30, 2013 and December 31, 2012.  The analysis additionally presents a measurement of the interest rate sensitivity at September 30, 2013 and December 31, 2012.  Prior to June 30, 2013, interest rate sensitivity was measured by the basis point changes in the various ratios of EVE as a percentage of the aggregate fair value of assets.  The basis point changes in conjunction with the respective "Rate Shock Scenario" would show the Bank's interest rate exposure.  Commencing as of June 30, 2013, the Bank changed its primary measure of interest rate sensitivity to the percentage change in the various EVE values ("EVE Dollar Amount") from the Pre-Shock Scenario to the Rate Shock Scenarios.  EVE Dollar Amounts represent the difference between the market value of the Bank's assets and liabilities plus the value of any off-balance sheet items, such as firm commitments to originate, purchase or sell derivatives, if applicable.  EVE Dollar Amounts are computed under each respective Pre- and Rate Shock Scenario.  An increase in the EVE Dollar Amount is considered favorable, while a decline is considered unfavorable.

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

	At September 30, 2013 (Dollars in thousands)				At December 31, 2012 (Dollars in thousands)
	EVE Dollar Amount	Dollar Change	Percentage Change	Board Approved Percentage Change Limit	EVE Dollar Amount	Dollar Change	Percentage Change	Board Approved Percentage Change Limit
Rate Shock Scenario
+ 200 Basis Points	$432,839	$(35,867)	-10.7%	-18.5%	$431,313	$(12,896)	-2.9%	n/	a
Pre-Shock Scenario	468,706	-	-	-	444,209	-	-	-

The Pre-Shock Scenario EVE was $468.7 million at September 30, 2013, compared to $444.2 million at December 31, 2012.  The increase in the Pre-Shock Scenario EVE at September 30, 2013 compared to December 31, 2012 resulted primarily from a more favorable valuation of both borrowings and CDs that reflected reductions in the average costs of these liabilities from December 31, 2012 to September 30, 2013.

The Bank's +200 basis point Rate Shock Scenario EVE increased from its $431.3 million balance at December 31, 2012 to $432.8 million at September 30, 2013, reflecting the more favorable valuation of both borrowings and CDs that resulted from reductions in the average costs of these liabilities from December 31, 2012 to September 30, 2013.  The percentage change in the EVE Dollar Amount from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario increased from 2.9% at December 31, 2012 to 10.7% at September 30, 2013.  The increase in sensitivity resulted from a reduced benefit in the valuation of both CDs and borrowings in the +200 basis point Rate Shock Scenario EVE as of September 30, 2013 compared to December 31, 2012.
Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 24 months (a considerably shorter period than measured through the EVE analysis).  The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending September  30, 2014 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Aggregate Net Interest Income
+ 200 Basis Points	(11.5)%
+ 100 Basis Points	(6.1)
-100 Basis Points	2.4

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2013, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(c)            The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended September 30, 2013.  No existing repurchase programs expired during the three months ended September 30, 2013, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of September 30, 2013, the Holding Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          (Removed and Reserved)

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (18)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (13)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (Amended and Restated Effective January 1, 2010) (10)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
10.32	Amendment to the Benefit Maintenance Plan (15)
10.33	Amendments to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (16)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (17)
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010.

(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(16)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(17)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(18)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 8, 2013	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 8, 2013	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
Senior Executive Vice President and Chief Financial Officer (Principal Accounting Officer)