Form 10-K
period 2013-12-31
DIME COMMUNITY BANCSHARES INC
filed 2014-03-13
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2013

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
LARGE ACCELERATED FILER ☐     ACCELERATED FILER ☒      NON-ACCELERATED FILER ☐      SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $447.2 million based upon the $13.29 closing price on the NASDAQ National Market for a share of the registrant's common stock on June 30, 2013.

As of March 12, 2014, there were 36,720,170 shares of the registrant's common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 22, 2014 and any adjournment thereof, are incorporated by reference in Part III.

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

·	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company's control;
·	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
·	the net interest margin is subject to material short-term fluctuation based upon market rates;
·	changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the "Bank");
·	changes in accounting principles, policies or guidelines may cause the Company's financial condition to be perceived differently;
·	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
·
general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry, may be less favorable than the Company currently anticipates;

·	legislation or regulatory changes may adversely affect the Company's business;
·	technological changes may be more difficult or expensive than the Company anticipates;
·	success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates;
·
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates; and

·	Other risks, as enumerated in the section entitled "Risk Factors."

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I
Item 1. Busines

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

The Bank's principal business has been, and continues to be, gathering retail deposits, and lending them primarily in multifamily residential, commercial real estate and mixed use loans, as well as investing in mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios, and other investments. The Bank's primary sources of funds are, in general, deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales and advances from the Federal Home Loan Bank of New York ("FHLBNY").

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

The Company's website address is www.dime.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab under "About Us" and selecting "SEC Filings," its Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-five full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches.  The Bank's primary lending area is the NYC metropolitan area, although its overall lending area is larger, extending approximately 150 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank's mortgage loans are secured by properties located in its primary lending area, with approximately 86% secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2013.

The NYC banking environment is extremely competitive.  The Bank's competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank continues to face sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 98% of the Bank's loan portfolio at December 31, 2013.

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

Lending Activities

The Bank originates primarily low or moderate loan-to-value, non-recourse loans on multifamily and commercial real estate properties to limited liability companies.

Loan Portfolio Composition.  At December 31, 2013, the Bank's loan portfolio totaled $3.69 billion, consisting primarily of mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership; commercial properties; real estate construction and land acquisition; and one- to four-family residences and individual condominium or cooperative apartments.  Within the loan portfolio, $2.92 billion, or 79.0%, were classified as multifamily residential loans; $700.6 million, or 19.0%, were classified as commercial real estate loans; $74.0 million, or 2.0%, were classified as one- to four-family residential, including condominium or cooperative apartments; and $268,000 were loans to finance real estate construction and land acquisition within the NYC metropolitan area.  Of the total mortgage loan portfolio outstanding on December 31, 2013, $2.64 billion, or 71.6%, were adjustable-rate mortgage loans ('"ARMs") and $1.05 billion, or 28.4%, were fixed-rate loans.  Of the Bank's multifamily residential and commercial real estate loans, over 70% were ARMs at December 31, 2013, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years.  At December 31, 2013, the Bank's loan portfolio additionally included $2.1 million in consumer loans, composed of depositor, consumer installment and other loans.  As of December 31, 2013, $2.12 billion, or 57.4% of the loan portfolio, was scheduled to mature or reprice within five years.

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

At December 31, 2013, the Bank had $83.8 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2014.  At December 31, 2012, the Bank had $60.5 million of loan commitments that were accepted by the borrowers.  All of these closed during the year ended December 31, 2013.

The following table sets forth the composition of the Bank's real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2013	Percent of Total	2012	Percent of Total	2011	Percent of Total	2010	Percent of Total	2009	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$2,917,380	78.97%	$2,671,533	76.30%	$2,599,850	75.13%	$2,500,265	72.09%	$2,377,278	70.10%
Commercial real estate	700,606	18.96	735,224	21.00	751,586	21.72	833,168	24.02	834,724	24.61
One- to four-family, including condominium and cooperative apartment	73,956	2.00	91,876	2.62	100,712	2.91	117,268	3.38	131,891	3.89
Construction and land acquisition	268	0.01	476	0.01	5,827	0.17	15,238	0.44	44,544	1.31
Total real estate loans	3,692,210	99.94	3,499,109	99.93	3,457,975	99.93	3,465,939	99.93	3,388,437	99.91
Consumer loans:
Depositor loans	763	0.02	712	0.02	483	0.01	530	0.02	830	0.02
Consumer installment and other	1,376	0.04	1,711	0.05	1,966	0.06	2,010	0.05	2,391	0.07
Total consumer loans	2,139	0.06	2,423	0.07	2,449	0.07	2,540	0.07	3,221	0.09
Gross loans	3,694,349	100.00%	3,501,532	100.00%	3,460,424	100.00%	3,468,479	100.00%	3,391,658	100.00%
Net unearned costs	5,170		4,836		3,463		5,013		4,017
Allowance for loan losses	(20,153)		(20,550)		(20,254)		(19,166)		(21,505)
Loans, net	$3,679,366		$3,485,818		$3,443,633		$3,454,326		$3,374,170
Loans serviced for others:
One- to four-family including condominium and cooperative apartment	$6,746		$8,786		$10,841		$12,559		$15,657
Multifamily residential	240,517		353,034		475,673		583,751		654,452
Total loans serviced for others	$247,263		$361,820		$486,514		$596,310		$670,109

Loan Originations, Purchases, Sales and Servicing.  For the year ended December 31, 2013, total loan originations were $1.07 billion.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  ARMs were 86% of total loan originations during the period.  The great majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans.

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

Multifamily residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to other third-party financial institutions.  From December 2002 through February 2009, the Bank sold multifamily residential loans to Fannie Mae ("FNMA") pursuant to a multifamily seller/servicing agreement entered into in December 2002.  The contract expired on December 31, 2008 and was not renewed; however, the Bank retained servicing and a first loss position on the portfolio of sold loans.  The Bank currently has no formal arrangement pursuant to which it sells commercial or multifamily residential real estate loans to the secondary market.

The Bank generally retains the servicing rights in connection with multifamily loans it sells in the secondary market.  The loan servicing fees on multifamily residential loans sold to FNMA varied, and were derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale.  At December 31, 2013, the Bank had recorded mortgage servicing rights ("MSR") of $628,000 associated with the sale of one- to four-family and multifamily residential loans to FNMA and other third party institutions.

The Bank sold participation interests in multifamily loans totaling $24.4 million to third party financial institutions during the year ended December 31, 2012, but did not sell any participation interests during either the year ended December 31, 2013 or December 31, 2011.  These sales were individually negotiated transactions, made primarily to generate additional liquidity, or, in certain instances, to reduce concentrations of credit (as a percentage of capital) with individual borrowers.

Prior to February 2013, the Bank generally sold its newly originated one- to four-family fixed-rate mortgage loans in the secondary market.  Sales of fixed-rate one- to four-family mortgage loans totaled $2.2 million, $8.3 million, and $5.6 million, respectively, during the years ended December 31, 2013, 2012, and 2011, all of which were sold through an origination assistance agreement with PHH Mortgage ("PHH").  During the year ended December 31, 2013, the Bank ceased all one- to four-family fixed-rate mortgage lending in order to focus on its core multifamily residential and commercial real estate lending activities, and concurrently ended its origination assistance agreement with PHH.

At December 31, 2013, the Bank's portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained totaled $247.3 million.  $38.9 million were sold without recourse.  The remaining $208.4 million were whole loans sold to FNMA subject to a recourse exposure totaling $15.4 million at December 31, 2013.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	Dollars in Thousands
Gross loans:
At beginning of period	$3,501,532	$3,460,424	$3,468,479	$3,391,658	$3,288,218
Real estate loans originated:
Multifamily residential	872,421	942,326	563,696	467,160	369,424
Commercial real estate	187,202	142,418	98,607	58,687	49,827
One- to four-family, including condominium and cooperative apartment (1)	5,896	12,184	7,094	7,431	25,399
Equity lines of credit on multifamily residential or commercial properties	7,578	2,764	7,685	6,540	8,808
Construction and land acquisition	-	-	1,712	1,901	10,944
Total mortgage loans originated	1,073,097	1,099,692	678,794	541,719	464,402
Other loans originated	1,354	1,414	1,552	1,756	1,639
Total loans originated	1,074,451	1,101,106	680,346	543,475	466,041
Loans purchased (2)	52,031	30,425	54,364	45,096	90,648
Less:
Principal repayments (including satisfactions and refinances)	923,110	1,020,525	698,928	427,307	327,433
Loans sold (3)	8,087	67,593	38,320	75,221	119,350
Write down of principal balance for expected loss	1,685	2,305	5,517	8,902	5,515
Loans transferred to other real estate owned	783	-	-	320	951
Gross loans at end of period	$3,694,349	$3,501,532	$3,460,424	$3,468,479	$3,391,658
(1)    Includes one- to four-family home equity and home improvement loans.
(2)    Includes $52.0 million, $30.4 million, $26.4 million, $22.3 million and $31.5 million of serviced loans previously sold to a third party that were re-acquired during the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(3)    Includes $6.1 million, $30.9 million, $29.8 million and $47.0 million of note sales on problem loans from portfolio during the years ended December 31, 2013, 2012, 2011 and 2010, respectively.  Problem loan note sales were immaterial during the year ended December 31, 2009.

Loan Maturity and Repricing.   The following table distributes the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2013 by the earlier of the maturity or next repricing date.  ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include prepayments or scheduled principal amortization.

	Real Estate Loans	Consumer Loans	Total
	(Dollars in Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2014	$160,439	$2,139	$162,578
December 31, 2015	209,950	-	209,950
December 31, 2016	411,703	-	411,703
December 31, 2017	672,755	-	672,755
December 31, 2018	661,202	-	661,202
Sub-total (within 5 years)	2,116,049	2,139	$2,118,188
December 31, 2019 and beyond	1,576,161	-	1,576,161
TOTAL	$3,692,210	$2,139	$3,694,349

The following table sets forth the outstanding principal balance of the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2013 that is due to mature or reprice after December 31, 2014, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2014
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans	$1,023,816	$2,507,955	$3,531,771
Consumer loans	-	-	-
Total loans	$1,023,816	$2,507,955	$3,531,771

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable- and fixed-rate multifamily residential (generally buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2013, $2.92 billion, or 79.0% of the Bank's gross loan portfolio, were multifamily residential loans. Of the multifamily residential loans, $2.71 billion, or 92.9%, were secured by apartment buildings and $205.8 million, or 7.1%, were secured by buildings organized under a cooperative form of ownership. The Bank also had $700.6 million of commercial real estate loans in its portfolio at December 31, 2013, representing 19.0% of its total loan portfolio.  Of the $700.6 million, approximately $324.7 million were secured by collateral containing strictly commercial tenants, while the remaining $375.9 million had a portion of the underlying collateral composed of residential units.

At December 31, 2013, the Bank had commitments accepted by borrowers to originate $83.8 million of multifamily residential and commercial real estate loans, compared to $60.5 million outstanding at December 31, 2012.

At December 31, 2013, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar.  The Bank classified loans secured by fully residential apartment buildings as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either residential mixed use (a component of total multifamily residential loans) or commercial mixed use (a component of total commercial real estate loans) based upon the percentage of the property's rental income received from its residential as compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate. At December 31, 2013, mixed-use properties classified as multifamily residential or commercial real estate loans totaled $1.37 billion.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $5.0 million, and, at December 31, 2013, had an average outstanding balance of approximately $1.9 million. Multifamily residential loans in this range are generally secured by buildings that contain between 5 and 100 apartments. As of December 31, 2013, the Bank had a total of $2.70 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing over 90% of its multifamily residential real estate loan portfolio.

At December 31, 2013, the Bank had 126 multifamily residential or commercial real estate loans in portfolio with principal balances greater than $5.0 million, totaling $1.05 billion.  Within this total were twenty-five loans totaling $383.2 million with outstanding balances greater than $10.0 million.  These 126 loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

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

The Bank's underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120% for multifamily residential and 125% for commercial real estate loans. The weighted average loan-to-value and debt service ratios approximated 56% and 203%, respectively, on all multifamily real estate loans originated during the year ended December 31, 2013, and 50% and 204%, respectively, on commercial real estate loans originated during the year ended December 31, 2013. The Bank additionally requires all multifamily and commercial real estate borrowers to represent that they are unaware of any environmental risks directly related to the collateral.  In instances where the Bank's property inspection procedures indicate a potential environmental risk on a collateral property, the Bank will require a Phase 1 environmental risk analysis to be completed, and will decline loans where any significant residual environmental liability is indicated.  The Bank further considers the borrower's experience in owning or managing similar properties, the Bank's lending experience with the borrower, and the borrower's credit history and business experience (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

It is the Bank's policy to require appropriate insurance protection at closing, including title and hazard insurance, on all real estate mortgage loans. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans is generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon its rentability, among other commercial factors.  This increased risk is partially mitigated in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; (ii) the Bank will generally favor investments in mixed-use commercial properties that derive some portion of income from residential units, which provide a more reliable source of cash flow and lower vacancy rates, and (iii) the interest rate on commercial real estate loans generally exceeds that on multifamily residential loans.  At December 31, 2013, approximately $375.9 million, or 53.7%, of the Bank's commercial real estate loans were secured by mixed-use commercial properties that derived some portion of income from residential units.  The average outstanding balance of commercial real estate loans was $1.8 million at December 31, 2013.

The Bank's three largest multifamily residential loans at December 31, 2013 were: (i) a $37.3 million loan initially originated in September 2008 (subsequently re-financed in March 2012) secured by seventeen mixed-use buildings located in Manhattan, New York, containing, in aggregate, 401 residential units and 11 commercial units; (ii) a $29.4 million loan originated in November 2012 secured by three apartment building complexes located in Queens, New York, containing 514 residential units and one commercial unit; and (iii) a $20.6 million loan originated in November 2012 secured by nine residential apartment buildings located in Farmingdale, New York, containing 272 residential units.  Each of these loans made all contractual payments during the year ended December 31, 2013.

The Bank's three largest commercial real estate loans at December 31, 2013 were: (i) an $18.8 million loan initially originated in February 2013 secured by a three-story building located in Manhattan, New York containing 14 retail stores; (ii) a $17.2 million loan originated in December 2010 secured by a mixed use building located in Manhattan, New York, containing 82 residential units and 6 retail units, and (iii) a $14.5 million loan originated in September 2011 secured by a building with 10 stores located in Manhattan, New York.

As a New York State-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not subject to New York State Department of Financial Services ("NYSDFS") regulations limiting individual loan or borrower exposures.

Small Mixed-Use Lending (Small Investment Property Loans).  In 2003, the Bank began originating small investment property loans.  This program was discontinued in 2008 since, in the opinion of management, the loan's small average size combined with market rates that were deemed insufficient for this asset class, made the program unattractive.  Small investment property loans were typically sourced through loan brokers.   At December 31, 2013, the Bank held $37.8 million of loans in portfolio classified as small investment property, or approximately 1.0% of the gross loan portfolio, with, at the time of origination, a weighted average borrower FICO score of 694 and a weighted average loan-to-value ratio of 58%.

One- to Four-Family Residential and Condominium / Cooperative Apartment Lending.   During the year ended December 31, 2013, the Bank ceased origination of residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  At December 31, 2013, $74.0 million, or 2.0%, of the Bank's loans consisted of one- to four-family residential and condominium or cooperative apartment loans.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the great majority of which are included in one- to four-family loans, are originated to a maximum of $500,000.  The combined balance of the first mortgage and home equity or home improvement loan may not exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan.  Interest on home equity and home improvement loans is initially the "prime lending" rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination.  The combined outstanding balance of the Bank's home equity and home improvement loans was $11.8 million at December 31, 2013.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans.  Equity credit lines are available on multifamily residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined first mortgage amount and equity line are used to determine the loan-to-value ratio and minimum debt service coverage ratio.  The interest rate on multifamily residential and commercial real estate equity lines of credit adjusts regularly.  The outstanding balance of loans advanced under equity lines of credit was $8.3 million at December 31, 2013, on outstanding total lines of $46.6 million.

Construction Lending.  The Bank had no unfunded construction loan commitments, and the last new construction loan commitment issued by the Bank occurred in September 2008.

Land Development and Acquisition Loans. The Bank had no outstanding land development or acquisition loans at December 31, 2013 and 2012.

Loan Approval Authority and Underwriting.   The Board of Directors of the Bank establishes lending authority levels for the various loan products offered by the Bank.  For larger loans, generally those in excess of $500,000, the Bank maintains a Loan Operating Committee entrusted with loan approval authority.  The Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Chief Lending Officer, Director of Credit Administration and Chief Retail Officer are members of the Loan Operating Committee.  The Loan Operating Committee has authority to approve all portfolio loan originations.  All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

Asset Quality
General
At both December 31, 2013 and December 31, 2012, the Company had neither whole loans nor loans underlying MBS that would be considered subprime at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 4 to the consolidated financial statements for a discussion of impaired investment securities and MBS.

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

The Bank generally initiates foreclosure proceedings when a delinquent loan enters non-accrual status based upon non-payment, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned ("OREO") status.  The Bank generally utilizes all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  The Bank generally seeks to sell OREO properties as expeditiously as possible.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $12.5 million and $8.9 million at December 31, 2013 and December 31, 2012, respectively, representing 0.34% and 0.25% of total loans at December 31, 2013 and December 31, 2012, respectively.  Fourteen loans totaling $8.9 million were added to non-accrual status during the year ended December 31, 2013. Partially offsetting this increase were eight non-accrual loans totaling $2.9 million that were either satisfied or disposed of at a value at or below their recorded balance, $327,000 of principal charge-offs that were recognized on three non-accrual loans, four non-accrual loans totaling $1.1 million that were returned to accrual status and two non-accrual loans totaling $783,000 that were transferred to OREO.

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan's pre-modification rate for some of the performing TDRs).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral property or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

The recorded investment in loans deemed impaired was approximately $30.2 million, consisting of sixteen loans, at December 31, 2013, compared to $53.1 million, consisting of twenty-six loans, at December 31, 2012.  Fourteen impaired loans with a recorded balance totaling $28.4 million were either satisfied or disposed of during the year ended December 31, 2013. Additionally during the year ended December 31, 2013, a $402,000 impaired loan remained current on all contractual amounts owed for a time period deemed sufficient to warrant its removal from impaired status, and a $765,000 impaired loan was transferred to OREO.  Principal charge-offs totaling $327,000 and principal amortization totaling $556,000 were also recognized on impaired loans during the year ended December 31, 2013.  Partially offsetting these declines were seven loans totaling $7.5 million that were added to impaired status during the year ended December 31, 2013.

The following is a reconciliation of non-accrual and impaired loans at December 31, 2013:

(Dollars in Thousands)
Non-accrual loans	$12,549
Non-accrual one- to four-family, including condominium and cooperative apartment, and consumer loans deemed homogeneous loans	(980)
TDRs retained on accrual status	18,620
Impaired loans	$30,189

TDRs

Under ASC 310-40-15, the Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that any of the following criteria is met:

·	For economic or legal reasons related to the debtor's financial difficulties, a concession has been granted that would not have otherwise been considered
·	A reduction of interest rate has been made for the remaining term of the loan without the loan being fully re-underwritten under current market terms
·	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk
·	The outstanding principal amount and/or accrued interest have been reduced

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

 Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page F-12.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period unless the loan meets any of the criteria for non-accrual status under the Bank's policy, as disclosed on page F-12.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both December 31, 2013 and 2012, the great majority of TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

The following is a summary of TDRs by type of underlying collateral:

	At December 31, 2013		At December 31, 2012
	# loans	Aggregate Recorded Balance	# loans	Aggregate Recorded Balance
(Dollars in Thousands)
Loan secured by:
One- to four-family residential real estate (1)	3	$934	3	$948
Multifamily residential and residential mixed use real estate	4	1,148	5	1,953
Commercial mixed use real estate	-	-	1	729
Commercial real estate	5	22,245	13	47,493
Total	12	$24,327	22	$51,123
(1)	With the exception of one TDR at December 31, 2013 with an outstanding balance of $322,000, these TDRs were secured by mixed use properties containing four units or less.

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

The Bank owned one OREO property with a balance of $18,000 at December 31, 2013 and no OREO properties with a recorded balance at December 31, 2012.

The following table sets forth information regarding non-accrual loans, other non-performing assets, OREO, TDRs, and impaired loans at the dates indicated:

	At December 31,
	2013	2012	2011	2010	2009
Non-accrual Loans and Non-Performing Assets	(Dollars in Thousands)
One- to four-family residential including condominium and cooperative apartment	$1,242	$938	$2,205	$223	$397
Multifamily residential and residential mixed use real estate	1,197	507	7,069	5,010	7,820
Commercial real estate and commercial mixed use real estate	10,107	7,435	16,674	11,992	3,070
Consumer	3	8	4	17	7
Sub-total	12,549	8,888	25,952	17,242	11,294
Non-accrual loans held for sale	-	560	3,022	2,926	-
Total non-accrual loans	12,549	9,448	28,974	20,168	11,294
Non-performing pooled trust preferred securities ("TRUPS")	889	892	1,012	564	688
OREO	18	-	-	-	755
Total non-performing assets	13,465	10,340	29,986	20,732	12,737
Ratios:
Total non-accrual loans to total loans	0.34%	0.25%	0.84%	0.58%	0.33%
Total non-performing assets to total assets	0.33	0.26	0.75	0.51	0.32

TDRs and Impaired Loans
TDRs	$24,327	$51,123	$48,753	$22,558	$5,317
Impaired loans (1)	30,189	53,144	73,406	44,097	15,049
(1) Amount includes all TDRs.  See the discussion entitled "Impaired Loans" commencing on page F-12 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on five real estate loans with an aggregate outstanding balance of $1.0 million at December 31, 2013, and one loan with an outstanding balance of $190,000 at December 31, 2012, all of which were 90 days or more past due on their respective contractual maturity dates.  The five loans at December 31, 2013, which included the $190,000 loan outstanding at December 31, 2012, continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and all contractual amounts owed were expected to be received.  Therefore, these loans remained on accrual status and were deemed performing assets at both December 31, 2013 and December 31, 2012.

(ii)  Loans Delinquent 30 to 89 Days

The Bank had 6 real estate loans, totaling $1.6 million, that were delinquent between 30 and 89 days at December 31, 2013, a net reduction of $5.5 million compared to 13 such loans totaling $7.1 million at December 31, 2012. The 30 to 89 day delinquent levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(iii) Temporary Loan Modifications

At December 31, 2013, the Bank had 3 loans totaling $1.8 million that were either current or less than 30 days delinquent, and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.   At December 31, 2012, there were 4 such loans totaling $2.4 million.  These modifications, which have a typical term of 12 months, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) they permitted only minor reductions in the cash flow requirements of debt service; and 2) there was no forgiveness of contractual principal and interest amounts due to the Bank.  The terms of modification were generally in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor concession; or (2) a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the temporarily modified loans at December 31, 2013 and 2012 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.

Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at December 31, 2013 and 2012.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting polices that are summarized beginning on page F-9.

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these temporarily modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank's allowance for loan losses at either December 31, 2013 or 2012.

During the year ended December 31, 2012, the Bank offered temporary assistance in the form of a three-month deferral of principal and interest payments on three of its real estate loans that were adversely impacted by Hurricane Sandy.  Otherwise, there were no temporary modifications entered into during the years ended December 31, 2013 and 2012.  The following table summarizes temporary modifications entered into during the periods indicated:

	At or for the Year Ended December 31, 2013		At or for the Year Ended December 31, 2012
	# Loans	Balance	# Loans	Balance
(Dollars in Thousands)
Loans modified in a manner that did not meet the definition of a TDR	-	$-	3	$3,815
Concessions granted:
Deferral of principal and interest amounts due	-	-	3	3,815
Deferral of principal amounts due	-	-	-	-
Below market interest rate granted	-	-	-	-
Outstanding principal balance immediately before and after modification	-	-	3	3,815

Problem Loans Serviced for FNMA Subject to the First Loss Position

The Bank services a pool of multifamily loans sold to FNMA which had an outstanding principal balance of $208.4 million at December 31, 2013.  At December 31, 2013, within the pool of multifamily loans sold to FNMA, a $400,000 loan was delinquent between 30 and 89 days, and no loans were 90 days or more delinquent.  At December 31, 2012, within the pool of multifamily loans sold to FNMA, a $229,000 loan was delinquent between 30 and 89 days, and one $474,000 loan was 90 days or more delinquent.

Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  The First Loss Position totaled $15.4 million at December 31, 2013.  Against this contingent liability, the Bank charged through earnings a recorded liability (reserve for First Loss Position) of $1.0 million as of December 31, 2013, leaving approximately $14.4 million of potential charges to earnings for future losses (if any).  In February 2014, the Bank re-acquired the remaining pool of multifamily loans sold to FNMA (including the delinquent loan discussed above), and has thus extinguished the First Loss Position and related reserve.  No reserves for losses on these loans were included in the Bank's allowance for loan losses upon acquisition.  In the event that subsequent adverse conditions warrant losses to be recognized, such losses will be accounted for under the Bank's allowance for loan losses.

Allowance for Loan Losses

Accounting Principles Generally Accepted in the United States ("GAAP") require the Bank to maintain an appropriate allowance for loan losses.  The Bank maintains a Loan Loss Reserve Committee charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve.

To assist the Loan Loss Reserve Committee in carrying out its assigned duties, the Bank, during the years ended December 31, 2013 and 2012, engaged the services of an experienced third-party loan review firm to perform a review of the loan portfolio.  The review program covered 100% of construction and land development loans and 65% of the non-one- to four-family and consumer loan portfolio.  Included within the annual 65% target were: (1) the twenty largest loans in the multifamily and commercial real estate loan portfolio; (2) the ten largest pure commercial real estate loans; (3) the ten largest commercial mixed use real estate loans; (4) the ten largest multifamily residential real estate loans; (5) the ten largest residential mixed use real estate loans; (6) 30% of all new loan originations during the year; (7) 100% of the internally criticized and classified loans; (8) all individual loans exceeding $5.0 million; (9) all borrower relationships in excess of $10 million (over a 12-month period that commenced in mid-2012), and (10) 70% of all commercial real estate loans.  The loan review firm also reviewed a sampling of one- to four-family residential, including condominium and cooperative apartment, and consumer loans, all of which represented relatively small segments of the Bank's total loan portfolio during the years ended December 31, 2013 and 2012.

The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's executive management and approved by the Mortgage Review Committee of the Board of Directors.  The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$3,699,519	$3,506,368	$3,463,887	$3,473,492	$3,395,675
Average total loans outstanding during the period(1)	$3,667,231	$3,443,136	$3,447,035	$3,455,659	$3,287,445
Allowance for loan losses:
Balance at beginning of period	$20,550	$20,254	$19,166	$21,505	$17,454
Provision for loan losses	369	3,921	6,846	11,209	13,152
Charge-offs
Multifamily residential	(504)	(2,478)	(2,750)	(10,864)	(7,266)
Commercial real estate	(400)	(1,342)	(2,307)	(2,760)	(1,220)
One- to four-family including condominium and cooperative apartment	(117)	(777)	(89)	(257)	(498)
Construction	-	(3)	(962)	-	-
Consumer	(21)	(10)	(29)	(3)	(28)
Total charge-offs	(1,042)	(4,610)	(6,137)	(13,884)	(9,012)
Recoveries	276	903	212	64	19
Reserve for loan commitments transferred from (to) other liabilities	-	82	167	272	(108)
Balance at end of period	$20,153	$20,550	$20,254	$19,166	$21,505
Allowance for loan losses to total loans at end of period	0.54%	0.59%	0.58%	0.55%	0.63%
Allowance for loan losses to total non-performing loans at end of period	160.59	231.21	78.04	95.03	190.41
Allowance for loan losses to total non-performing loans and TDRs at end of period	64.66	42.58	29.08	58.81	174.36
Ratio of net charge-offs to average loans outstanding during the period	0.02	0.11	0.17	0.40	0.27
(1)	Total loans represent gross loans (including loans held for sale), net of deferred loan fees and discounts.

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

	At December 31,
	2013		2012		2011		2010		2009
	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Impaired loans	$1,771	0.82%	$520	1.52%	$2,175	2.12%	$-	1.27%	$1,943	0.44%
Substandard loans not deemed impaired	53	0.15	795	0.44	-	-	-	-	-	-
Special Mention loans	185	0.42	145	0.54	800	0.56	1,880	1.31	2,411	1.67
Pass graded loans:
Multifamily residential	13,743	78.49	14,118	75.99	14,057	74.67	13,797	71.35	11,999	69.66
Commercial real estate	4,189	17.81	4,750	19.08	2,893	19.67	2,945	22.53	3,774	23.49
One-to four- family including condominium and cooperative apartment	188	1.75	195	2.36	303	2.82	404	3.32	1,040	3.78
Construction and land acquisition	-	-	-	-	-	0.09	106	0.14	308	0.87
Consumer	24	0.06	27	0.07	26	0.07	34	0.08	30	0.09
Total	$20,153	100.00%	$20,550	100.00%	$20,254	100.00%	$19,166	100.00%	$21,505	100.00%

Reserve Liability on the First Loss Position

The Bank had recourse exposure under the First Loss Position associated with multifamily loans that it sold to FNMA between December 2002 and February 2009, and maintained an actual reserve liability related to this contingent First Loss Position. The reserve liability reflected estimated probable losses on this loan pool at each period end.  For performing loans within the FNMA serviced pool, the reserve recognized was based upon the historical loss experience on this loan pool.  For problem loans within the pool, estimated losses were determined in a manner consistent with impaired loans within the Bank's loan portfolio.  In February 2014, the Bank re-acquired all such remaining loans.  As a result, the First Loss Position and related reserve liability were extinguished.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability:

	At or for the Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$208,375	$256,731	$308,104
Total First Loss Position at end of period	15,428	15,428	16,356
Reserve Liability on the First Loss Position
Balance at beginning of period	$1,383	$2,993	$2,993
Credit to reduce the liability for the First Loss Position(1)	(305)	(1,268)	-
Charge-offs and other net reductions in balance	(38)	(342)	-
Balance at period end	$1,040	$1,383	$2,993
(1)	Amount recognized as a portion of mortgage banking income during the period.

During the years ended December 31, 2012 and 2011, the Bank received approval from FNMA to reduce the total First Loss Position by $928,000 and $433,000, respectively, for losses incurred.  No such approval was received during the year ended December 31, 2013.

Reserve for Loan Commitments

At December 31, 2013, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower at December 31, 2013.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Investment Activities

Investment strategies are implemented by the Asset and Liability Committee ("ALCO"), which is comprised of the Chief Operating Officer, Chief Financial Officer, Chief Risk Officer, Treasurer and other senior officers.  The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value, and effectively manage both interest rate risk and liquidity.  The strategies are reviewed periodically by the ALCO and reported to the Board of Directors.

Investment Policy of the Bank.   The investment policy of the Bank, which is adopted by its Board of Directors, is designed to help achieve the Bank's overall asset/liability management objectives while complying with applicable regulations.  Generally, when selecting investments for the Bank's portfolio, the policy emphasizes principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate debt, various types of MBS, commercial paper, certificates of deposit ("CDs") and overnight federal funds sold to financial institutions.  The Bank's Board of Directors periodically approves all financial institutions to which the Bank sells federal funds.

The Bank's investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Federal Government, federal agencies and GSEs, to an amount not exceeding the lesser of either 2% of its total assets or 15% of its total tangible capital (20% of core capital in the event all securities of the obligor maintain a "AAA" credit rating).  The Bank was in compliance with this policy limit at both December 31, 2013 and 2012.  The Bank may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2013 and 2012, the Bank did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Federal Agency Obligations.  Federal agency obligations purchased during the years ended December 31, 2013, 2012 and 2011 possessed contractual maturities ranging between two and five years from the date of acquisition, and all featured call dates ranging between 3 and 12 months from their date of acquisition.  As a result of these call features, the average duration of these investments has typically been less than 12 months.  These securities provide the Bank a favorable yield in comparison to overnight investments, possess sound credit ratings, and were readily accepted as collateral for the Bank's REPOS prior to their full repayment in October 2012.  Federal agency obligation investments totaled $15.1 million at December 31, 2013.

MBS.  The Bank's investment policy calls for the purchase of only priority tranches when investing in MBS. MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect the value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  MBS also provide the Company with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  At both December 31, 2013 and 2012, all MBS owned by the Company possessed the highest credit rating from at least one nationally recognized rating agency, with the exception of one privately issued MBS in the Bank's portfolio with book and market values at December 31, 2013 and 2012 totaling $662,000 and $961,000, respectively. This security was downgraded to sub-investment grade by the rating agencies during 2009 due to deteriorating conditions in the national real estate market. Current credit ratings on this security range from CC to Caa1. Despite the downgrade, this security continues to perform in accordance with its contractual terms.

The Company's consolidated investment in MBS totaled $31.5 million, or 0.8% of total assets, at December 31, 2013, the great majority of which was owned by the Bank.  Approximately 95.0% of the MBS portfolio at December 31, 2013 was comprised of pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or FNMA.  The average duration of these securities was estimated to be 1.2 years as of December 31, 2013 and 1.4 years at December 31, 2012.

At December 31, 2013, included in the MBS portfolio were $904,000 in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs") owned by the Bank.  All of the CMOs and REMICs were U.S agency guaranteed obligations, with the exception of one CMO issued by a highly rated private financial institution, and were rated in the highest rating category by at least one nationally recognized rating agency.  None of the CMOs or REMICs had stripped principal and interest components and all occupied priority tranches within their respective issues.

The Company typically classifies MBS as available-for-sale in recognition of the prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale (including CMOs and REMICs) was $1.6 million above their amortized cost at December 31, 2013.  Within this total, the aggregate fair value of the agency guaranteed CMOs and REMICs exceeded their cost basis by $1,000 and the fair value of the private financial institution-issued CMO exceeded its cost basis by approximately $9,000.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
	Dollars in Thousands
Amortized cost at beginning of period	$47,448	$89,149	$138,283
Purchases, net	-	1,318	-
Principal repayments	(17,372)	(42,822)	(48,911)
Premium amortization, net	(114)	(197)	(223)
Amortized cost at end of period	$29,962	$47,448	$89,149

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

As of December 31, 2013, the Bank's investment in corporate debt obligations was comprised solely of seven TRUPS with an aggregate remaining amortized cost of $16.2 million (based upon their purchase cost basis) that were secured primarily by the preferred debt obligations of pools of U.S. banks (with a small portion secured by debt obligations of insurance companies).  All seven securities were designated as held-to-maturity at December 31, 2013.

At December 31, 2013, in management's judgment, the credit quality of the collateral pool underlying five of the seven securities had deteriorated to the point that full recovery of the Bank's initial investment was considered uncertain, resulting in recognition of other than temporary impairment ("OTTI") charges.  The aggregate OTTI charge recognized on these securities was $9.5 million at December 31, 2013, of which $8.9 million was determined to be attributable to credit related factors and $601,000 was determined to be attributable to non-credit related factors. At December 31, 2013, these five securities had credit ratings ranging from "C" to "Caa3."  The remaining two securities, which were not subject to OTTI charges as of December 31, 2013, had credit ratings ranging from "BB-" to "A" on that date.  During the year ended December 31, 2013, non-credit related OTTI declined by $32,000 reflecting improvement in the estimated fair value of the five securities for which OTTI had previously been recognized.

At December 31, 2013, the remaining aggregate amortized cost of TRUPS that could be subject to future OTTI charges through earnings was $6.9 million.  Of this total, unrealized losses of $1.6 million have already been recognized as a component of accumulated other comprehensive loss.

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

The investment policy of the Holding Company calls for the purchase of only priority tranches when investing in MBS, limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one corporate entity to the lesser of 1% of total assets or 5% of the Company's total consolidated capital. The Holding Company may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2013 and 2012, the Holding Company did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

The Holding Company cannot assure that it will engage in these investment activities in the future.  At December 31, 2013, the Holding Company's principal asset was its $427.1 million investment in the Bank's common stock.  This investment in its subsidiary is not actively managed and falls outside of the Holding Company investment policy and strategy discussed above.

Equity Investments. The Holding Company's investment in mutual funds (primarily equity mutual funds) totaled $10.4 million at December 31, 2013, of which $3.6 million was classified as available for sale, and $6.8 million was classified as trading.  At December 31, 2013, the aggregate fair value of the available for sale mutual fund investments was $798,000 above their cost basis, and the aggregate fair value of mutual fund investments classified as trading was $437,000 above their cost basis.   As of December 31, 2013, an aggregate OTTI charge of $106,000 remained on five actively-managed equity mutual fund investments.  This OTTI charge, which was recognized during 2009, reflected both the significant deterioration in the U.S. and international equity markets at that time, as well as the extended duration of the decline.

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security, that were owned by either the Bank or Holding Company at the dates indicated:

	At December 31,
	2013		2012		2011
	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value
MBS	Dollars in Thousands
Available-for-Sale:
FHLMC pass through certificates	$20,686	$21,766	$32,218	$33,063	$53,662	$57,048
FNMA pass through certificates	7,168	7,619	10,233	10,899	16,583	17,727
GNMA pass through certificates	553	574	691	716	763	787
Private issuer MBS	662	680	962	955	1,613	1,504
Agency issued CMOs and REMICs	319	321	2,436	2,462	15,128	15,389
Private issuer CMOs and REMICs	574	583	908	926	1,400	1,422
Total MBS available-for-sale	29,962	31,543	47,448	49,021	89,149	93,877

INVESTMENT SECURITIES
TRUPS Held-to-Maturity	6,939	5,163	7,828	6,267	8,910	4,924
Total investment securities held-to-maturity	6,939	5,163	7,828	6,267	8,910	4,924
Available-for-Sale:
Federal agency obligations	15,070	15,091	29,820	29,945	170,362	170,309
Mutual funds	2,760	3,558	2,556	3,005	3,624	4,559
Total investment securities Available-for-Sale	17,830	18,649	32,376	32,950	173,986	174,888
Trading:
Mutual funds	6,822	6,822	4,743	4,874	1,736	1,774
Total trading securities	6,822	6,822	4,743	4,874	1,736	1,774
TOTAL INVESTMENT SECURITIES AND MBS	$61,553	$62,177	$92,395	$93,112	$273,781	$275,443
(1)
Amount is net of cumulative credit related OTTI totaling $9.0 million on TRUPS held-to-maturity and $106,000 on mutual funds available-for-sale at December 31, 2013, $9.0 million on TRUPS held-to-maturity and $348,000 on mutual funds available-for-sale at December 31, 2012, and $9.0 million on TRUPS held-to-maturity and $1.4 million on mutual funds available-for-sale at December 31, 2011.

The following table presents the amortized cost, fair value and weighted average yield of the Company's consolidated available-for-sale investment securities and MBS (exclusive of equity investments) at December 31, 2013, categorized by remaining period to contractual maturity.

	Amortized Cost	Fair Value	Weighted Average Tax Equivalent Yield
	(Dollars in Thousands)
MBS:
Due within 1 year	$1	$1	3.99%
Due after 1 year but within 5 years	5,319	5,598	4.66
Due after 5 years but within 10 years	5,940	6,344	4.91
Due after ten years	18,702	19,600	3.24
Total	29,962	31,543	3.83

Federal Agency obligations:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	15,070	15,091	0.81
Due after 5 years but within 10 years	-		-
Due after ten years	-	-	-
Total	15,070	15,091	0.81

Total:
Due within 1 year	1	1	3.99
Due after 1 year but within 5 years	20,389	20,689	1.82
Due after 5 years but within 10 years	5,940	6,344	4.91
Due after ten years	18,702	19,600	3.24
Total	$45,032	$46,634	2.82%

The great majority of the federal agency obligations in the above table consists of one bond with a call date occurring in March 2014.  Based upon current interest rates, this security may be called prior to contractual maturity.  In the event it is not called, its contractual maturity occurs during the year ending December 31, 2015, and, as of December 31, 2013, it was readily disposable based upon its credit rating and fair value.  With respect to MBS, the entire carrying amount of each security at December 31, 2013 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  As mentioned previously, the investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 2 years as of December 31, 2013 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

GAAP requires that investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available-for-sale or securities held-to-maturity.  GAAP requires investments in equity securities that have readily determinable fair values be classified as either trading securities or securities available-for-sale.  Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At December 31, 2013, the Company owned, on a consolidated basis, $50.2 million of securities classified as available-for-sale, which represented 1.2% of total assets. Based upon the size of the available-for-sale portfolio, future variations in the market value of the available-for-sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

Sources of Funds

General.   The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments, and advances from the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

Deposits.   The Bank offers a variety of deposit accounts possessing a range of interest rates and terms.  At December 31, 2013, the Bank offered, and presently offers, savings, money market, interest bearing and non-interest bearing checking accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct and general marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided the great majority of its deposits.  At December 31, 2013, the Bank had deposit liabilities of $2.51 billion, up $27.7 million from December 31, 2012 (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2013, Individual Retirement Accounts totaled $299.6 million, or 12%.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited by Bank policy to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2013, deposits taken through this program totaled $1.8 million.

The Bank is authorized to accept brokered deposits up to an aggregate limit of $120.0 million.  At December 31, 2013 and 2012, total brokered deposits remained significantly below this limit.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
DEPOSIT ACTIVITY	2013	2012	2011
	(Dollars in Thousands)
Deposits	$4,204,263	$3,955,317	$3,561,590
Withdrawals	4,196,473	3,841,368	3,594,601
Deposits greater than Withdrawals (Withdrawals greater than Deposits)	$7,790	$113,949	$(33,011)
Interest credited	19,927	21,779	26,131
Total increase (decrease) in deposits	$27,717	$135,728	$(6,880)

At December 31, 2013, the Bank had $354.5 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Date	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$42,901	0.98%
After three but within six months	53,802	1.36
After six but within twelve months	68,893	1.55
After 12 months	188,949	2.05
Total	$354,545	1.72%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2013			At December 31, 2012			At December 31, 2011
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$376,900	15.03%	0.05%	$371,792	15.00%	0.15%	$353,708	15.09%	0.21%
CDs	828,409	33.04	1.55	891,975	35.98	1.68	977,551	41.71	1.85
Money market accounts	1,040,079	41.49	0.50	961,359	38.76	0.57	772,055	32.94	0.63
Interest bearing checking accounts	87,301	3.48	0.08	95,159	3.84	0.16	99,308	4.24	0.23
Non-interest bearing checking accounts	174,457	6.96	-	159,144	6.42	-	141,079	6.02	-
Totals	$2,507,146	100.00%	0.73%	$2,479,429	100.00%	0.86%	$2,343,701	100.00%	1.02%

The weighted average maturity of the Bank's CDs at December 31, 2013 was 18.7 months, compared to 17.3 months at December 31, 2012.  The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2013:

	Period to Maturity at December 31, 2013
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2013	Total at December 31, 2012	Total at December 31, 2011
(Dollars in Thousands)
1.00% and below	$302,558	$95,035	$10,334	$-	$407,927	$414,089	$374,045
1.01% to 2.00%	32,453	22,268	6,000	81,309	142,030	146,168	191,946
2.01% to 3.00%	2,926	24,715	26,961	69,321	123,923	131,691	206,906
3.01% to 4.00%	88,249	48,418	-	17,862	154,529	163,158	165,208
4.01% and above	-	-	-	-	-	36,869	39,446
Total	$426,186	$190,436	$43,295	$168,492	$828,409	$891,975	$977,551

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.  The Bank's total borrowing line equaled at least $1.20 billion at December 31, 2013.

     The Bank had $910.0 million and $842.5 million of FHLBNY advances outstanding at December 31, 2013 and December 31, 2012, respectively. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The Company had no REPOS outstanding at December 31, 2013 and 2012.  The Bank had outstanding REPOS totaling $195.0 million at December 31, 2011.  The Company elected to prepay the REPOS during 2012, incurring $28.8 million in additional interest expense in 2012 on the prepayment.

FHLBNY Advances:
	At or for the Year Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Balance outstanding at end of period	$910,000	$842,500	$939,775
Average interest cost at end of period	2.35%	2.68%	2.88%
Weighted average balance outstanding during the period	$761,491	$826,176	$945,614
Average interest cost during the period	2.89%	2.96%	3.17%
Maximum balance outstanding at month end during period	$910,000	$939,775	$990,525

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of eight wholly-owned corporations, two of which are directly owned by the Holding Company and six of which are directly owned by the Bank.  The following table presents an overview of the Holding Company's subsidiaries, other than the Bank, as of December 31, 2013:

Subsidiary	Year/ State of Incorporation	Primary Business Activities
Direct Subsidiaries of the Holding Company:
842 Manhattan Avenue Corp.	1995/ New York	Currently in the process of dissolution.
Dime Community Capital Trust I	2004/ Delaware	Statutory Trust (1)
Direct Subsidiaries of the Bank:
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate
Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.)	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.
195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate

(1)   Dime Community Capital Trust I was established for the exclusive purpose of issuing and selling capital securities and using the proceeds to acquire approximately $70 million of junior subordinated debt securities issued by the Holding Company. The junior subordinated debt securities (referred to in this Annual Report as "trust preferred securities payable") bear an interest rate of 7.0%, mature on April 14, 2034, became callable at any time after April 2009, and are the sole assets of Dime Community Capital Trust I.  In accordance with revised interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," Dime Community Capital Trust I is not consolidated with the Holding Company for financial reporting purposes.

Personnel

As of December 31, 2013, the Company had 346 full-time and 67 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

Tax Bad Debt Reserves.  The Bank, as a "large bank" under Internal Revenue Service classifications (i.e., one with assets having an adjusted basis in excess of $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into income) over a multi-year period a portion of the balance of its tax bad debt reserves as of June 30, 1996.  At the time of enactment of the recapture requirement, the Bank had already provided a deferred income tax liability for the post 1987 increase to the tax bad debt reserve for financial reporting purposes.  There was thus no adverse impact to the Bank's financial condition or results of operations as a result of the legislation.

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

Corporate Alternative Minimum Tax. The Bank's federal tax rate for the year ended December 31, 2013 was 35% of taxable income.  The Internal Revenue Code of 1986, as amended imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is derived by adjusting corporate taxable income in a manner that negates the deferral or deduction of certain expense or deduction items compared to their customary tax treatment. Thus, the Bank's AMTI is increased by 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

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

The statutory NYS tax rate for the year ended December 31, 2013 approximated 8.63% of taxable income.  This rate included a metropolitan commuter transportation district surcharge of 17% of the tax amount.

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

Regulation

General

The Bank is a New York State-chartered stock savings bank.  The Bank's primary regulator is the NYSDFS, and the Bank's primary federal regulator is the Federal Deposit Insurance Corporation ("FDIC"), which regulates and examines state-chartered banks that are not members of the Federal Reserve System ("State Nonmember Banks").  The FDIC also administers laws and regulations applicable to all FDIC-insured depository institutions.  The Holding Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB") and, more specifically, the Federal Reserve Bank of Philadelphia.  The Bank has elected to be treated as a "savings association" under Section 10(l) of the Home Owners' Loan Act, as amended ("HOLA"), for purposes of the regulation of the Holding Company.  The Holding Company is therefore regulated as a savings and loan holding company by the FRB as long as the Bank continues to satisfy the requirements to remain a "qualified thrift lender"  ("QTL") under HOLA. If the Bank fails to remain a QTL, the Holding Company must register with the FRB, and be treated as, a bank holding company.  The Holding Company does not expect that regulation as a bank holding company rather than a savings and loan holding company would be a significant change.

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

The NYSDFS and the FDIC possess significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the NYSDFS, the FDIC or through legislation, could have a material adverse impact on the operations of either the Bank or Holding Company.

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

Recent Financial Regulatory Reforms.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), which became law in 2010, was intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  Through December 31, 2013, the Reform Act did not have a material impact on the Company's core operations.  Many provisions of the Reform Act remain subject to final rulemaking or phase in over several years.  The Company believes that the following provisions of the Reform Act, when fully implemented, may have an impact on the Company:
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

The Reform Act created minimum standards for the origination of mortgages, and in January 2013, the CFPB issued final regulations governing consumer mortgage lending (including mortgage servicing, certain mortgage origination standards and "qualified mortgages"), all of which had become effective by January, 2014.  The Bank has fully implemented all applicable standards of the Reform Act.

The Reform Act restricts proprietary trading and the sponsorship of, and investment in, hedge and private equity funds by banking entities.  The federal banking agencies adopted final rules implementing these restrictions in December 2013.  Management is evaluating these regulations to determine their potential impact on the Bank and/or Holding Company.

In December 2013, the Office of the Comptroller of the Currency (the "OCC"), the FDIC, the FRB, the SEC and the Commodity Futures Trading Commission ("CFTC") adopted final rules implementing Section 619 of the Reform Act.  Section 619 and the final implementing rules are commonly referred to as the "Volcker Rule."  All banking organizations have been granted until July 21, 2015 to conform their activities and investments to the requirements of the final Volcker Rule.

The Volcker Rule prohibits banking entities from acquiring and retaining an ownership interest in, sponsoring, or having certain relationships with, a "covered fund."  The Volcker Rule generally treats as a covered fund any entity that would be an investment company under the Investment Company Act of 1940, except for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act.  Under the Volcker Rule, banking entities are also prohibited from engaging in proprietary trading.

On January 14, 2014, the OCC, FDIC, FRB, SEC and CFTC approved a final rule permitting banking entities to indefinitely retain interests in certain collateralized debt obligations backed primarily by trust preferred securities ("TRUP CDOs") that could otherwise not be retained after July 21, 2015 under the covered fund investment prohibitions of the Volcker Rule.  Under the final rule, the agencies permit the retention of an interest in, or sponsorship of, covered funds by banking entities if the following qualifications are satisfied:
·	the TRUP CDO was established, and the interest was issued, before May 19, 2010;
·	the banking entity reasonably believes that the offering proceeds received by the TRUP CDO were invested primarily in qualifying TRUP CDO collateral, as defined; and
·	the banking entity's interest in the TRUP CDO was acquired on or before December 10, 2013, the date the agencies issued final rules implementing the Volcker Rule.

A non-exclusive list of TRUP CDO issuers that satisfy the requirements of the final rule was concurrently released by the agencies.  All TRUP CDO investments owned by the Bank satisfied the retention requirements issued by the regulatory agencies on January 14, 2014.  Management does not currently anticipate that the Volcker Rule will have a material effect on the operations of either the Bank or Holding Company.

Basel III Capital Rules. In July 2013, the Bank's primary federal regulator, the FDIC, and the FRB published final rules (the "Basel III Capital Rules") that implement, in part, agreements reached by the Basel Committee on Banking Supervision ("Basel Committee") in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems."  The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions' regulatory capital ratios.  The Basel III

Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions' regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee's 1988 "Basel I" capital accords, with a more risk-sensitive approach based, in part, on the "standardized approach" in the Basel Committee's 2004 "Basel II" capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Reform Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies' rules.  The Basel III Capital Rules apply to banking organizations, including depository institutions and ultimate parent savings and loan holding companies, such as the Bank and Holding Company, respectively, and are effective on January 1, 2015, subject to phase-in periods until January 1, 2019 for certain of their components.  The Holding Company, as a savings and loan holding company, has not previously been subject to consolidated risk-based capital requirements.
The Basel III Capital Rules are intended to increase both the amount and quality of regulatory capital.  Among other things, the Basel III Capital Rules: a) introduce a new capital measure entitled "Common Equity Tier 1" ("CET1"); b) specify that tier 1 capital consist of CET1 and "Additional Tier 1" capital instruments satisfying revised requirements that permit inclusion in tier 1 capital; c) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and d) expand the scope of the deductions or adjustments from capital as compared to the existing regulations.  Under the Basel III Capital Rules, for most banking organizations, including the Holding Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated debt and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules' specific requirements.

Under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss ("AOCI") items included in stockholders' equity (for example, marks-to-market of securities held in the available for sale portfolio) under GAAP are reversed for the purposes of determining regulatory capital ratios.  The effects of certain AOCI items are not excluded by default under the Basel III Capital Rules, but non-advanced approaches banking organizations, including the Holding Company and the Bank, may make a one-time, permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of the Holding Company's and the Bank's periodic regulatory reports in the beginning of 2015.  The Holding Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.

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

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon CET1; b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of total assets) of 4.0% is also required under the Basel III Capital Rules.  When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization's capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

The Basel III Capital Rules provide for a number of deductions from, and adjustments to, CET1.  These include, for example, the requirement that MSR, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Implementation of the deductions from, and other adjustments to, CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.  In particular, the Basel III Capital Rules provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replace the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach in which senior securitization tranches are assigned a risk weight associated with the underlying exposure and requiting a banking organization to hold capital for the senior tranche based on the risk weight of the underlying exposures.  Under the revised approach, for subordinate securitization tranches, a banking organization must hold capital for the subordinate tranche, as well as all more senior tranches for which the subordinate tranche provides credit support.

With respect to the Bank, the Basel III Capital Rules revise the "prompt corrective action" ("PCA") regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules will increase the required capital levels of the Bank, and the Holding Company will become subject to consolidated capital rules.  Management believes that, as of December 31, 2013, the Holding Company and the Bank would have satisfied all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were then in effect.

The Basel III Capital Rules did not address the proposed liquidity coverage ratio ("LCR") called for by the Basel Committee's Basel III framework, which, if implemented, could require the Bank to hold high-quality liquid assets sufficient to cover its total net cash outflows over a specified period (30 days in the Basel Committee's Basel III framework). In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies and certain savings and loan holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Holding Company or the Bank. The federal banking agencies have not yet proposed rules to implement the Basel III framework's net stable funding ratio.

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

NYSDFS Actions Regarding Online Payday Lending.  On August 5, 2013, the NYSDFS published a letter identifying 35 payday lenders believed to be engaged in unlawful activities in New York.  The letter was sent to 117 banks, including the Bank, as well as NACHA, which administers the Automated Clearing House ("ACH") network.  It requests that the banks cooperate with NYSDFS to create a new set of model safeguards and procedures to prevent the 35 lenders, as well as the broader payday lending industry, from accessing New York customer accounts and the ACH payments system in general.

NYSDFS Guidelines for Bank Lending to Multifamily Properties Under the Community Reinvestment Act.  On September 5, 2013, the NYSDFS published guidelines addressing responsible multifamily lending.  The guidelines report DFS' future intention to have CRA examinations review whether a bank has satisfied its responsibility to ensure that any loan contributes to, and does not undermine, the availability of affordable housing or neighborhood conditions.  Under the guidelines, a loan on a multifamily property would not be found to have a community development purpose, and would not be CRA eligible if it:  (i) significantly reduces or has the potential to reduce affordable housing; (ii) facilitates substandard living conditions; (iii) is in technical default; or (iv) has been underwritten in an unsound manner.

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

Limitations on Individual Loans and Aggregate Loans to One Borrower.  As an NYS-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not subject to NYSDFS regulations limiting individual loan or borrower exposures.

QTL Test.  In order for the Holding Company to be regulated by the FRB as a savings and loan holding company rather than a bank holding company, the Bank must remain a QTL. To satisfy this requirement, the Bank must maintain at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine of the most recent twelve months. ''Portfolio assets'' mean, in general, the Bank's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the Bank's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  At December 31, 2013, the Bank maintained 80.3% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2013, and, therefore, was a QTL.  If the Bank fails to remain a QTL, the Holding Company must register with the FRB as a bank holding company.

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

Capital Requirements.  Current FDIC regulations require State Nonmember Banks, such as the Bank, to satisfy three minimum capital standards: (i) a minimum Tier 1 risk-based capital ratio of 4%, (ii) a total risk-based capital ratio of 8%, and (iii) a leverage capital ratio of 4%.  For depository institutions that have been assigned a composite rating of one (the highest rating of the FDIC under the Uniform Financial Institutions Rating System), the minimum required leverage capital ratio is 3%.  For any other depository institution, the minimum required leverage capital ratio is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.  In assessing an institution's capital adequacy, in addition to these numeric factors, the FDIC considers qualitative factors, and possesses the authority to establish increased capital requirements for individual institutions when necessary.  These capital requirements will be superseded by the new capital requirements in the Basel III Capital Rules, effective on January 1, 2015.

The FDIC, through its general oversight of the safety and soundness of insured depository institutions, will continue to retain the power to impose minimum capital requirements on individual institutions, including if they are not in compliance with certain written FDIC guidelines regarding interest rate risk ("IRR") compliance analysis.  The FDIC has not imposed any such requirements on the Bank.

The table below presents the Bank's regulatory capital compared to FDIC regulatory capital requirements:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible capital	$376,717	9.52%	$158,298	4.0%	$197,872	5.00%
Leverage capital	376,717	9.52	158,298	4.0%	197,872	5.00
Tier I risk-based capital (to risk weighted assets)	376,717	12.64	119,169	4.0%	178,753	6.00
Total risk-based capital (to risk weighted assets)	397,935	13.36	238,338	8.0%	297,922	10.00

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2013
	Tangible Capital	Leverage Capital	Total Risk-Based Capital
	(Dollars in Thousands)
Stockholders' equity	$427,209	$427,209	$427,209
Non-allowable assets:
MSR	(63)	(63)	(63)
Accumulated other comprehensive loss	5,209	5,209	5,209
Goodwill	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	376,717	376,717	376,717
General regulatory valuation allowance	-	-	21,218
Total (Tier 2) risk based capital	376,717	376,717	397,935
Minimum capital requirement	158,298	158,298	238,338
Regulatory capital excess	$218,419	$218,419	$159,597

Advisory on Interest Rate Risk Management.  In January 2010, the Agencies released an Advisory on Interest Rate Risk Management (the "IRR Advisory") to remind institutions of the supervisory expectations regarding sound practices for managing IRR.  While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution's risk management infrastructure.  The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations. The IRR Advisory further reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

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

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the FRB at least 30 days prior to each capital distribution.  The FRB can prohibit a proposed capital distribution if it determines that the bank would be ''undercapitalized'', as defined in the Federal Deposit Insurance Act, as amended (''FDIA''), following the distribution or that a proposed distribution would constitute an unsafe or unsound practice. Further, under FDIC PCA regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank would fail to satisfy its minimum capital requirements, as described above  (See "PCA").
Liquidity.   Pursuant to FDIC regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II-Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for further discussion).  At December 31, 2013, the Bank satisfied all such liquidity requirements.

         Assessments.   New York State-chartered savings banks are required by the NYBL to pay annual assessments to the NYSDFS in connection with its regulation and supervision (including examination) of the Bank.  This annual assessment is based primarily on the asset size of the Bank, among other factors determined by the NYSDFS.  The Bank is not required to pay additional assessments to the FDIC for its regulation and supervision (including examination) of the Bank as a state nonmember bank, however, the Bank is required to pay assessments to the FDIC as an insured depository institution.  (See "Insurance of Deposit Accounts").

 Branching.   Subject to certain limitations, NYS and federal law permit NYS-chartered savings banks to establish branches in any state of the United States.  In general, federal law allows the FDIC, and the NYBL allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger.  The NYBL authorizes New York State-chartered savings banks to open and occupy de novo branches outside the State of New York. Pursuant to the Reform Act, the FDIC is authorized to approve the establishment by a state bank of a de novo interstate branch if the intended host state allows de novo branching within that state by banks chartered by that state.

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

Transactions with Related Parties.   The Bank's authority to engage in transactions with its ''affiliates'' is limited by FDIC regulations, Sections 23A and 23B of the Federal Reserve Act (''FRA''), and Regulation W issued by the FRB.  FDIC regulations regarding transactions with affiliates generally conform to Regulation W.  These provisions, among other matters, prohibit, limit or place restrictions upon a depository institution extending credit to, purchasing assets from, or entering into certain transactions (including securities lending, repurchase agreements and derivatives activities) with, its affiliates, which, for the Bank, would include the Holding Company and any other subsidiary of the Holding Company.

As a "savings association" under Section 10(l) of the HOLA, the Bank is additionally subject to the rules governing transactions with affiliates for savings associations under HOLA Section 11.  These rules prohibit, subject to certain exemptions, a savings association from: (i) advancing a loan to an affiliate engaged in non-bank holding company activities; and (ii) purchasing or investing in securities issued by an affiliate that is not a subsidiary.

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

Under the FDIA, the FDIC possesses enforcement authority for FDIC insured depository institutions and has the authority to bring enforcement action, including civil and criminal penalties, against all ''institution-affiliated parties,'' including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty or certain other wrongful actions that cause, or are likely to cause, more than minimal loss to or other significant adverse effect on an insured depository institution. In addition, regulators possess substantial discretion to take enforcement action against an institution that fails to comply with the law, particularly with respect to capital requirements. Possible enforcement actions range from informal enforcement actions, such as a memorandum of understanding, to formal enforcement actions, such as a written agreement, cease and desist order or civil money penalty, the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under FDIA, the FDIC has the authority to recommend that enforcement action be taken with respect to a particular insured depository institution.

Standards for Safety and Soundness.   Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the FDIC, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the FDIC has adopted regulations pursuant to FDICIA that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so ordered, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized bank is subject under the PCA provisions of FDICIA (See "Part I - Item 1 – Business - Regulation - Regulation of New York State Chartered Savings Banks –

PCA").  If an institution fails to comply with such an order, the FDIC may seek enforcement in judicial proceedings and the imposition of civil money penalties.

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

PCA.   Under the FDIC PCA regulations, the FDIC is required to take certain, and authorized to take other, supervisory actions against undercapitalized insured depository institutions, including the Bank.  For this purpose, an insured depository institution is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company.  In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion.  Generally, under current FDIC regulations, an insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level.  As of December 31, 2013, the Bank satisfied all capital ratios necessary to be categorized "well capitalized" under the PCA regulatory framework.  The current PCA regulations will be amended by the Basel III Capital Rules effective January 1, 2015.

When appropriate, the FDIC can require corrective action by a savings and loan holding company under the PCA provisions of FDICIA.

Insurance of Deposit Accounts.  The standard maximum amount of FDIC deposit insurance is $250,000 per depositor.  Insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF.  Assessments are based on average total assets minus average tangible equity.  The assessment rate is determined through a risk-based system.  For depository institutions with less than $10 billion in assets, such as the Bank, the FDIC assigns an institution to one of four risk categories based on its safety and soundness supervisory ratings (its "CAMELS" ratings) and its capital levels.  The initial base assessment rate depends on the institution's risk category, as well as, if it is in the highest category (indicating the lowest risk), certain financial measures.  The initial base assessment rate currently ranges from 5 to 35 basis points on an annualized basis. The initial base assessment rate is then decreased depending on the institution's ratio of long-term unsecured debt to its assessment base (with such decrease not to exceed the lesser of 5 basis points or 50% of the initial base assessment rate) and, for institutions not in the highest risk category, increased if the institution's brokered deposits are more than 10 percent of its domestic deposits (with such increase not to exceed 10 basis points).  The current total base assessment rate is therefore from 2.5 to 45 basis points on an annualized basis.

As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF.  This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%.  In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  The FDIC has established a long-term target for the reserve ratio of 2.0%. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the Savings Association Insurance Fund ("SAIF") [which was merged with the Bank Insurance Fund ("BIF") into the newly-formed DIF on March 31, 2006] and expand the assessment base for the payment of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The Bank's total expense in 2013 for the FICO bond assessment was $227,000.  These payments will continue until the FICO bonds mature in 2017 through 2019.

Acquisitions.  Under the federal Bank Merger Act, prior approval of the FDIC is required for the Bank to merge with or purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the FDIC will consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the CRA (see "Community Reinvestment") and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

Privacy and Security Protection.  The federal banking agencies have adopted regulations for consumer privacy protection that require financial institutions to adopt procedures to protect customers and their "non-public personal information."  The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers the ability to "opt-out" of:  (1) the sharing of their personal information with unaffiliated third parties if the sharing of such information does not satisfy any of the permitted exceptions; and (2) the receipt of marketing solicitations from Bank affiliates.

The Bank is additionally subject to regulatory guidelines establishing standards for safeguarding customer information.  The guidelines describe the federal banking agencies' expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities.  The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, and protect against anticipated threats or hazards to the security or integrity of such records and unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience.

Federal law additionally permits each state to enact legislation that is more protective of consumers' personal information.  Currently, there are a number of privacy bills pending in the New York legislature.  Management of the Company cannot predict the impact, if any, of these bills if enacted.

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

Federal Home Loan Bank ("FHLB") System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock as a membership requirement and must hold additional stock based on its FHLB borrowing and certain other activities.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $48.1 million at December 31, 2013.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System.   The Bank is subject to FRA and FRB regulations requiring state-chartered depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and regular checking accounts).  Because required reserves must be maintained in the form of vault cash, a low-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to satisfy the FRB reserve requirements may be used to satisfy liquidity requirements imposed by the FDIC.

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

Regulation of the Holding Company

            The Bank has made an election under Section 10(l) of the HOLA to be treated as a "savings association" for purposes of regulation of the Holding Company. As a result, the Holding Company continues, after the Charter Conversion, to be registered with the FRB as a non-diversified unitary savings and loan holding company within the meaning of the HOLA.  The Holding Company is currently subject to FRB regulations, examination, enforcement and supervision, as well as reporting requirements applicable to savings and loan holding companies. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary depository institution.  In addition, the FRB has enforcement authority over the Holding Company's non-depository institution subsidiaries.  If the Bank does not continue to satisfy the QTL test, the Holding Company must change its status with the FRB as a savings and loan holding company and register as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA").  (See "Regulation of New York State-Chartered Savings Banks–QTL Test").

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

The Gramm-Leach Bliley Act of 1999 ("Gramm-Leach") additionally restricts the powers of new unitary savings and loan holding companies.  A unitary savings and loan holding company that is "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the Office of Thrift Supervision (the regulator of savings and loan holding companies prior to the FRB) prior to May 4, 1999, such as the Holding Company, retains the authority it possessed under the law in existence as of May 4, 1999.  All other savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach.  Gramm-Leach also prohibits non-financial companies from acquiring grandfathered savings and loan holding companies.

Upon any non-supervisory acquisition by the Holding Company of another savings association or a savings bank that satisfies the QTL test and is deemed to be a savings association and that will be held as a separate subsidiary, the Holding Company will become a multiple savings and loan holding company and will be subject to limitations on the types of business activities in which it may engage.  HOLA limits the activities of a multiple savings and loan holding company and its non-insured subsidiaries primarily to activities permissible under Section 4(c) of the BHCA, subject to prior approval of the FRB, or the activities permissible for financial  holding companies under Section 4(k) of the BHCA, if the company meets the requirements to be treated as a financial holding company, and to other activities authorized by federal agency regulations.

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

The Bank must file a notice with the FRB prior to the payment of any dividends or other capital distributions to the Holding Company  (See "Regulation-Regulation of New York State Chartered Savings Banks - Limitation on Capital Distributions'').  The FRB has the authority to deny such payment request.

Restrictions on the Acquisition of the Holding Company.   Under the Federal Change in Bank Control Act ("CIBCA") and implementing regulations, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Holding Company's shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Holding Company. Under CIBCA and implementing regulations, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Holding Company, the Bank; and the anti-trust effects of the acquisition. Under HOLA, any company would be required to obtain approval from the FRB before it may obtain "control" of the Holding Company within the meaning of HOLA. Control is generally defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Holding Company or the ability to control in any manner the election of a majority of the Holding Company's directors, although a person or entity may also be determined to "control" the Holding Company without satisfying these requirements if it is determined that he, she or it directly or indirectly exercises a controlling influence over the management or policies of the Holding Company. In addition, an existing bank holding company or savings and loan holding company would, under federal banking laws and regulations, generally be required to obtain FRB approval before acquiring more than 5% of the Holding Company's voting stock.

In addition to the applicable federal laws and regulations, New York State Banking Law generally requires prior approval of the New York State Superintendent of Financial Services before any action is taken that causes any company to acquire direct or indirect control of a banking institution organized in New York.

       Basel III.  See "Regulation of New York State Chartered Savings Banks–Basel III" for a discussion of the potential impact(s) of Basel III upon the Holding Company.

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

Multifamily and mixed use loans generally involve a greater risk than one- to four- family residential mortgage loans because government regulations such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). Impaired loans are thus difficult to identify before they become problematic. In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower's ability to repay the loan and the value of the security for the loan may be impaired.

Extensions of credit on multifamily, mixed-use or commercial real estate loans may result from reliance upon inaccurate or misleading information received from the borrower.

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

Conditions in the real estate markets in which the collateral for the Bank's mortgage loans are located strongly influence the level of the Bank's non-performing loans and the value of its collateral. Real estate values are affected by, among other items, fluctuations in general or local economic conditions, supply and demand, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Declines in real estate markets have in the past, and may in the future, negatively impact the Company's results of operations, cash flows, business, financial condition and prospects.  In addition, at December 31, 2013 the Bank had three borrowers for which its total lending exposure equaled or exceeded 10% of its Tier 1 risk-based capital (its lowest capital measure).  Default by these borrowers could adversely impact the Bank's financial condition and results of operations.

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

The Bank's primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. The Bank's one-year interest rate sensitivity gap is the difference between interest rate sensitive assets maturing or repricing within one year and its interest rate sensitive liabilities maturing or repricing within one year, expressed as both a total amount and as a percentage of total assets.  At December 31, 2013, the Bank's one year interest rate gap was negative 11%, indicating that the overall level of its interest rate sensitive liabilities maturing or repricing within one year exceeded that of its interest rate sensitive assets maturing or repricing within one year.  In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decline in net interest income from its existing investments and funding sources.

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

 As a New York State chartered savings bank, the Bank is required to monitor changes in its Economic Value of Equity ("EVE"), which is the difference between the present value of the expected future cash flows of the Bank's assets and liabilities plus the value of any off-balance sheet items, such as firm commitments to originate loans, or derivatives, if applicable.  To monitor its overall sensitivity to changes in interest rates, the Bank also simulates the effect of instantaneous changes in interest rates of up to 400 basis points on its assets, liabilities and net interest income.  Interest rates do and will continue to fluctuate, and the Bank cannot predict future FOMC actions or other factors that will cause interest rates to vary.

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

 Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. The Holding Company's overall liquidity position and the liquidity position of the Bank are regularly monitored to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Funding sources include deposits, repayments of loans and MBS, investment security maturities and redemptions, and advances from the FHLBNY. The Bank maintains a portfolio of securities that can be used as a secondary source of liquidity. The Bank also can borrow through the Federal Reserve Bank's discount window. If the Bank was unable to access any of these funding sources when needed, it might be unable to meet customers' needs, which could adversely impact the Company's financial condition, results of operations, cash flows, and level of regulatory capital.

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

The Reform Act creates minimum standards for the origination of mortgage loans.  In January 2013, the CFPB adopted final rules that became effective in January 2014, which impose extensive regulations governing an institution's obligation to evaluate a borrower's ability to repay a mortgage loan.  The rule applies to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages or temporary loans). The rule also prohibits prepayment fees on certain types of mortgage loans.

Congress and various federal regulators also may significantly impact the financial services industry and the Company's business.  Complying with any new legislative or regulatory requirements could have an adverse impact on the Company's consolidated results of operations, its ability to fill positions with the most qualified candidates available, and the Holding Company's ability to maintain its dividend.

         Furthermore, the Federal Government may take action to transform the role of government in the U.S. housing market, including by winding down FNMA and FHLMC, and by reducing other government support to such markets. Congressional leaders have voiced similar plans for future legislation. It is too early to determine the nature and scope of any legislation that may develop along these lines, or the roles FNMA and FHLMC or the private sector will play in future housing markets. However, it is possible that legislation will be proposed over the near term that would considerably limit the nature of GSE guarantees relative to historical measurements, which could have broad adverse implications for the market and significant implications for the Company's business.

The Bank will soon become subject to more stringent capital requirements.

The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of new issuances of trust preferred securities as a component of Tier 1 capital in the future. To implement this requirement and the Basel Committee on Banking Supervision's "Basel III" framework, in July 2013, the federal banking agencies adopted the Basel III Capital Rules.  The Basel III Capital Rules will apply to both the Bank and Holding Company and are effective on January 1, 2015, subject to phase-in periods until January 1, 2019 for certain of their components.  The Basel III Capital Rules will result in significantly higher capital requirements and more restrictive leverage and liquidity ratios for the Bank than those currently in effect.  The Basel III Capital Rules will also apply to the Holding Company, which, as a savings and loan holding company, has not previously been subject to consolidated risk-based capital requirements.

         While the Bank expects to satisfy the requirements of the Basel III Capital Rules, inclusive of the capital conservation buffer, as phased in by the FRB, it may fail to do so. In addition, these requirements could have a negative impact on the Bank's ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower the Company's consolidated return on equity.

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

On August 5, 2011, the FDIC, FRB, OCC and National Credit Union Administration issued a joint press release stating that for risk-based capital purposes, the risk weights assigned to securities issued or guaranteed by the U.S. Government, its agencies and U.S. Government-sponsored entities will not change.  However, a downgrade of the U.S. Government's sovereign credit rating below "AA" could cause a higher risk weight to be assigned to securities issued or guaranteed by the U.S Government or its agencies that the Company holds in its portfolio and increase the Bank's and/or the Holding Company's risk-based capital requirements.  In addition, a ratings downgrade of securities issued or guaranteed by the U.S. Government or its agencies held in the Company's portfolio could adversely affect the carrying value of such securities.  At this time, the Company cannot assess the likelihood or severity of such a downgrade or the potential consequences it may have on either the capital position or investment portfolio of the Bank and/or Holding Company.

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

        As of December 31, 2013, the Company had $55.6 million of goodwill and other intangible assets.  A significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Holding Company's common stock may necessitate taking charges in the future related to the impairment of the Company's goodwill and other intangible assets. If the Company were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Company would record the appropriate charge, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         As a financial institution, the Company is subject to a number of risks, including credit, interest rate, liquidity, market, operational, legal/compliance, reputational, and strategic. The Company's risk management framework is designed to minimize the risks to which it is subject, as well as any losses resulting from such risks. Although the Company seeks to identify, measure, monitor, report, and control the Company's exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated.

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

	Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$14.94	$13.33	$0.14	$15.01	$12.75
June 30th	0.14	15.63	13.79	0.14	14.92	12.56
September 30th	0.14	17.92	15.31	0.14	14.88	13.29
December 31st	0.14	17.43	15.90	0.14	14.98	12.86

On December 31, 2013, the final trading date in the fiscal year, the Holding Company's common stock closed at $16.92.

        Management estimates that the Holding Company had approximately 8,100 stockholders of record as of March 1, 2014, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 36,712,951 shares of Holding Company common stock outstanding at December 31, 2013.

During the year ended December 31, 2013, the Holding Company paid cash dividends totaling $19.7 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2012, the Holding Company paid cash dividends totaling $19.2 million, representing $0.56 per outstanding common share.
On January 23, 2014, the Board of Directors declared a cash dividend of $0.14 per common share to all stockholders of record as of February 6, 2014.  This dividend was paid on February 13, 2014.
The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (i.e., the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.
As the principal asset of the Holding Company, the Bank is often called upon to provide funds for the Holding Company's payment of dividends (See "Item 1 – Business - Regulation – Regulation of New York State Chartered Savings Banks – Limitation on Capital Distributions").  (See also Note 2 to the Company's Audited Consolidated Financial Statements for a discussion of limitations on distributions from the Bank to the Holding Company).
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
The Holding Company did not purchase any shares of its common stock into treasury during the three months ended December 31, 2013.

A summary of the shares repurchased by month is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2013	-	-	-	1,124,549
November 2013	-	-	-	1,124,549
December 2013	-	-	-	1,124,549
(1) No existing repurchase programs expired during the three months ended December 31, 2013, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  The 1,124,549 shares that remained eligible for repurchase at December 31, 2013 were available under the Company's twelfth stock repurchase program, which was publicly announced in June 2007.  The twelfth stock repurchase program authorized the purchase of up to 1,787,665 shares of the Holding Company's common stock, and has no expiration.

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Holding Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2009 through December 31, 2013.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Total Return Performance
300
250
200
150
100
50
Index Value
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Dime Community Bancshares, Inc.
NASDAQ Composite
SNL Thrift

	Period Ending December 31,
Index	2008	2009	2010	2011	2012	2013
Dime Community Bancshares, Inc.	100.00	93.11	120.72	108.58	124.58	157.46
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Thrift	100.00	93.26	97.45	81.97	99.70	127.95

Item 6.  Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Certain amounts as of and for the years ended December 31, 2012, 2011, 2010 and 2009 have been reclassified to conform to the December 31, 2013 presentation.  These reclassifications were not material.

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Condition Data:
Total assets	$4,028,190	$3,905,399	$4,021,180	$4,040,295	$3,952,274
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	3,679,366	3,485,818	3,443,633	3,454,326	3,374,170
MBS	31,543	49,021	93,877	144,518	224,773
Investment securities (including FHLBNY capital stock)	78,863	88,762	232,642	145,491	104,485
Federal funds sold and other short-term investments	-	-	951	4,536	3,785
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	2,507,146	2,479,429	2,343,701	2,350,581	2,216,836
Borrowings	980,680	913,180	1,205,455	1,256,205	1,335,355
Stockholders' equity	435,506	391,574	361,034	328,734	294,773
Selected Operating Data:
Interest income	$175,456	$195,954	$209,216	$214,794	$209,168
Interest expense	46,969	86,112	69,714	79,413	97,685
Net interest income	128,487	109,842	139,502	135,381	111,483
Provision for loan losses	369	3,921	6,846	11,209	13,152
Net interest income after provision for loan losses	128,118	105,921	132,656	124,172	98,331
Non-interest (loss) income	7,463	23,849	7,929	8,055	(745)
Non-interest expense	62,692	62,572	61,688	61,977	57,310
Income before income tax	72,889	67,198	78,897	70,250	40,276
Income tax expense	29,341	26,890	31,588	28,861	14,087
Net income	$43,548	$40,308	$47,309	$41,389	$26,189

	At or for the Year Ended December 31,
	2013		2012		2011		2010		2009
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	1.09%		1.02%		1.16%		1.01%		0.66%
Return on average stockholders' equity	10.58		10.73		13.65		13.15		9.20
Stockholders' equity to total assets at end of period	10.81		10.03		8.98		8.14		7.46
Loans to deposits at end of period	147.56		141.42		147.80		147.77		153.18
Loans to interest-earning assets at end of period	96.74		94.41		91.36		92.18		91.07
Net interest spread (2)	3.19		2.58		3.38		3.34		2.73
Net interest margin (3)	3.39		2.92		3.60		3.53		2.96
Average interest-earning assets to average interest-bearing liabilities	116.49		114.83		112.07		109.32		108.99
Non-interest expense to average assets	1.57		1.59		1.51		1.52		1.44
Efficiency ratio (4)	46.23		52.58		41.64		42.74		48.65
Effective tax rate	40.25		40.02		40.04		41.08		34.98
Dividend payout ratio	45.53		47.86		30.00		45.16		70.89
Per Share Data:
Diluted earnings per share	$1.23		$1.17		$1.40		$1.24		$0.79
Cash dividends paid per share	0.56		0.56		0.56		0.56		0.56
Book value per share (5)	11.86		10.96		10.28		9.50		8.57
Asset Quality Ratios and Other Data(1):
Net charge-offs	$766		$3,707		$5,925		$13,821		$8,993
Total non-performing loans (6)	12,549		8,888		28,973		20,168		11,294
OREO	18		-		-		-		755
Non-performing TRUPS	898		892		1,012		564		688
Total non-performing assets	13,465		9,780		29,985		20,732		12,737
Non-performing loans to total loans	0.34%		0.25%		0.84%		0.58%		0.33%
Non-performing assets to total assets	0.33		0.25		0.75		0.51		0.32
Allowance for Loan Losses to:
Non-performing loans	160.59%		231.21%		78.04%		95.03%		190.41%
Total loans (7)	0.54		0.59		0.58		0.55		0.63
Regulatory Capital Ratios: (Bank only) (1)
Tangible capital	9.52%		9.98%		9.11%		8.23%		7.60%
Leverage Capital	9.52		9.98		9.11		8.23		7.60
Total risk-based capital	13.36		13.72		12.24		11.95		11.22
Earnings to Fixed Charges Ratios (8) (9):
Including interest on deposits	2.51	x	1.77	x	2.12	x	1.87	x	1.41	x
Excluding interest on deposits	3.58		2.95		2.78		3.24		1.72
Full Service Branches	25		26		26		25		23

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Holding Company's primary business is the ownership of the Bank.  The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees, mortgage banking related income, and income associated with Bank Owned Life Insurance.  Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing costs, occupancy and equipment, marketing and other operating expenses.  The Company's consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

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

 Critical Accounting Policies

During the year ended December 31, 2013, management of the Company undertook an analysis of the appropriateness of each of the numerous elements previously identified as "critical accounting policies," and determined that, through the passage of time and materiality relative to the Company's financial statements, it is no longer appropriate to identify several of them as critical to the fair presentation of the financial statements in all material respects.  As a result of this analysis, management will continue to focus on two critical accounting policies which are considered to have a notably high subjective element, any misjudgment of which could have a material impact on the financial statements.  The Company's policies with respect to (1) the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), and (2) accounting for defined benefit plans, are its most critical accounting policies because they are important to the presentation of the Company's consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

The following are descriptions of the Company's critical accounting policies and explanations of the methods and assumptions underlying their application.

Allowance for Loan Losses and Reserve for Loan Commitments. The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 6 to the Company's condensed consolidated financial statements.

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

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments, and advances from the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $27.7 million during the year ended December 31, 2013, compared to an increase of $135.7 million during the year ended December 31, 2012.  Within deposits, core deposits (i.e., non-CDs) increased $91.3 million during the year ended December 31, 2013 and $221.3 million during the year ended December 31, 2012.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs decreased $63.6 million during the year ended December 31, 2013 and $85.6 million during the year ended December 31, 2012.  The reduction during the year ended December 31, 2013 resulted primarily from the attrition of maturing CDs from prior period promotional activities and a customer preference for deposit types other than CDs. The reduction during the year ended December 31, 2012 was due to the attrition of maturing CDs from prior period promotional activities.

The Bank did not prepay any borrowings during the year ended December 31, 2013, and increased its outstanding FHLBNY advances by $67.5 million during the period in order to fund asset growth.  During the year ended December 31, 2012, the Bank prepaid $195.0 million of borrowings secured by REPOS and $55.0 million of FHLBNY advances, removing a negative carrying cost on these $250.0 million of funding liabilities.  The Bank also elected not to replace $42.3 million of additional FHLBNY advances that matured during the year ended December 31, 2012.  Cash flows from loan repayments and deposit inflows experienced during 2012 provided sufficient liquidity to the Company to permit it to reduce its borrowings during the period.

During the year ended December 31, 2013, principal repayments totaled $923.1 million on real estate loans and $17.4 million on MBS.  During the year ended December 31, 2012, principal repayments totaled $1.02 billion on real estate loans and $42.8 million on MBS.  The decrease in principal repayments on real estate loans reflected reduced loan refinancing activity during the year ended December 31, 2013.  The decline in principal repayments on

MBS resulted from a reduction of $43.9 million in their average balance from the year ended December 31, 2012 to the year ended December 31, 2013.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2013, the Bank had an additional potential borrowing capacity of $293.9 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulators, the NYSDFS and the FDIC, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2013, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the years ended December 31, 2013 and 2012, real estate loan originations totaled $1.07 billion and $1.10 billion, respectively.  Purchases of investment securities (excluding trading securities and federal funds sold and other short-term investments) were negligible during the year ended December 31, 2013, and $103.3 million during the year ended December 31, 2012.  The purchases made during the year ended December 31, 2012 were comprised of $80.1 million of medium-term agency notes aimed at providing additional yield on liquid funds, and $23.2 million of adjustable rate GNMA MBS, which sought to provide additional yield on liquid assets, ongoing cash flows from principal repayments and protection against potential increases in interest rates.

The Holding Company did not repurchase any shares of its common stock during the years ended December 31, 2013 or 2012.  As of December 31, 2013, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $16.92 per share closing price of its common stock as of December 31, 2013, the Holding Company would utilize $19.0 million in order to purchase all of the remaining authorized shares.  As of December 31, 2013, the Holding Company possessed adequate cash on hand to complete such repurchases, if desired.

During the year ended December 31, 2013, the Holding Company paid $19.7 million in cash dividends on its common stock, up from $19.2 million during the year ended December 31, 2012, reflecting an increase of 998,682 in issued and outstanding shares from December 31, 2012 to December 31, 2013.

Contractual Obligations

The Bank has outstanding at any time, a significant number of borrowings in the form of FHLBNY advances or REPOS, as well as fixed interest obligations on CDs.  The Holding Company also has $70.7 million of trust preferred borrowings due to mature in April 2034, which became callable at any time after April 2009.  The Holding Company currently does not intend to call this debt.

The Bank is obligated under leases for rental payments on certain of its branches and equipment.  A summary of CDs, borrowings and lease obligations at December 31, 2013 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
CDs	$426,186	$233,731	$146,804	$21,688	$828,409
Weighted average interest rate of CDs	1.17%	1.74%	2.22%	1.88%	1.54	%(1)
Borrowings	$299,500	$435,500	$175,000	$70,680	$980,680
Weighted average interest rate of borrowings	2.08%	2.37%	2.76%	7.00%	2.68%
Operating lease obligations	$2,918	$5,832	$5,888	$16,831	$31,469
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 1.68% at December 31, 2013.

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

The following table presents off-balance sheet arrangements as of December 31, 2013:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$43,049	$-	$-	$-	$43,049
Other loan commitments	83,831	-	-	-	83,831
First Loss Position	15,428	-	-	-	15,428
Total Off-Balance Sheet Arrangements	$142,308	$-	$-	$-	$142,308

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees and charges that are considered adjustments to yields and costs.  All material changes in average balances and interest income or expense are discussed in the sections entitled "Interest Income" and "Interest Expense" in the comparisons of operating results commencing on page F-61.

	For the Year Ended December 31,
	2013			2012			2011
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$3,603,841	$171,594	4.76%	$3,400,847	$189,149	5.56%	$3,445,969	$200,034	5.80%
Other loans	2,198	101	4.60	1,991	104	5.22	1,066	97	9.10
Investment securities	32,520	503	1.55	103,936	1,263	1.22	153,031	1,401	0.92
MBS	37,999	1,413	3.72	81,897	3,025	3.69	111,884	5,043	4.51
Federal funds sold and other short-term investments	110,630	1,845	1.67	173,336	2,413	1.39	163,853	2,641	1.61
Total interest-earning assets	3,787,188	$175,456	4.63%	3,762,007	$195,954	5.21%	3,875,803	$209,216	5.40%
Non-interest earning assets	196,122			185,036			217,605
Total assets	$3,983,310			$3,947,043			$4,093,408

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$90,871	$236	0.26%	$93,596	$237	0.25%	$95,579	$321	0.34%
Money Market accounts	1,082,104	5,652	0.52	840,098	4,622	0.55	757,200	5,048	0.67
Savings accounts	378,391	260	0.07	364,271	580	0.16	342,372	731	0.21
CDs	867,664	13,779	1.59	947,803	16,340	1.72	1,051,565	20,031	1.90
Borrowed Funds (2)	832,149	27,042	3.25	1,030,287	64,333	6.24	1,211,628	43,583	3.60
Total interest-bearing liabilities	3,251,179	$46,969	1.44%	3,276,055	$86,112	2.63%	3,458,344	$69,714	2.02%
Non-interest bearing checking accounts	170,455			151,818			141,456
Other non-interest-bearing liabilities	149,913			143,659			147,087
Total liabilities	3,571,547			3,571,532			3,746,887
Stockholders' equity	411,763			375,511			346,521
Total liabilities and stockholders' equity	$3,983,310			$3,947,043			$4,093,408
Net interest spread (3)			3.19%			2.58%			3.38%
Net interest income/ net interest margin (4)		$128,487	3.39%		$109,842	2.92%		$139,502	3.60%
Net interest-earning assets	$536,009			$485,952			$417,459
Ratio of interest-earning assets to interest-bearing liabilities			116.49%			114.83%			112.07%
(1)   In computing the average balance of real estate loans, non-performing loans have been included.  Interest income on real estate loans includes loan fees.  Interest income on real estate loans also includes applicable prepayment fees and late charges totaling $13.7 million, $15.1 million and $8.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.
(2)   Interest expense on borrowed funds includes $28.8 million of prepayment charge recognized during the year ended December 31, 2012.  There were no such fees during the years ended December 31, 2013 and 2011.  Absent the prepayment charge, the average cost of borrowings would have been 3.45% during the year ended December 31, 2012.
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

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase/ (Decrease) Due to			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase/ (Decrease) Due to			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$10,471	$(28,026)	$(17,555)	$(2,617)	$(8,268)	$(10,885)	$(685)	$(1,872)	$(2,557)
Other loans	10	(13)	(3)	66	(59)	7	(21)	(5)	(26)
Investment securities	(986)	226	(760)	(1,226)	(792)	(2,018)	(2,514)	(263)	(2,777)
MBS	(1,629)	17	(1,612)	(523)	385	(138)	995	(871)	124
Federal funds sold and other short-term investments	(963)	395	(568)	143	(371)	(228)	273	(615)	(342)
Total	$6,903	$(27,401)	$(20,498)	$(4,157)	$(9,105)	$(13,262)	$(1,952)	$(3,626)	$(5,578)
Interest-bearing liabilities:
Interest bearing checking accounts	$(9)	$8	$(1)	$(3)	$(81)	$(84)	$(58)	$(222)	$(280)
Money market accounts	$1,307	$(277)	$1,030	518	(944)	(426)	(58)	(673)	(731)
Savings accounts	15	(335)	(320)	34	(185)	(151)	48	(125)	(77)
CDs	(1,355)	(1,206)	(2,561)	(1,887)	(1,804)	(3,691)	(694)	(2,078)	(2,772)
Borrowed funds	(9,428)	(27,863)	(37,291)	(8,880)	29,630	20,750	(2,468)	(3,371)	(5,839)
Total	$(9,470)	$(29,673)	$(39,143)	$(10,218)	$26,616	$16,398	$(3,230)	$(6,469)	$(9,699)
Net change in net interest income	$16,373	$2,272	$18,645	$6,061	$(35,721)	$(29,660)	$1,278	$2,843	$4,121

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Assets.  Assets totaled $4.03 billion at December 31, 2013, $122.8 million above their level at December 31, 2012.

Real estate loans increased $194.0 million during the year ended December 31, 2013.  During the year ended December 31, 2013, the Bank originated $1.07 billion of real estate loans (including refinancing of existing loans) and purchased $52.0 million of real estate loans, which exceeded the $923.1 million aggregate amortization on such loans (also including refinancing of existing loans).  The Company also increased its investment in FHLBNY common stock by $3.0 million during the year ended December 31, 2013 as a result of the $67.5 million addition to its outstanding FHLBNY borrowings during the period.

Cash and due from banks decreased by $33.3 million due to the utilization of cash balances to meet funding obligations. Investment securities available-for-sale declined $14.3 million during year ended December 31, 2013, as $14.8 million of agency securities that were called during the period were not replaced.  MBS also declined $17.5 million during the year ended December 31, 2013, primarily due to principal amortization during the period.

Liabilities.  Total liabilities increased $78.9 million during the year ended December 31, 2013.  Retail deposits (due to depositors) increased $27.7 million during the period.  Please refer to "Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits during the year ended December 31, 2013.  The Company increased FHLBNY advances by $67.5 million during the year ended December 31, 2013 in order to fund asset growth during the period.

Stockholders' Equity.  Stockholders' equity increased $43.9 million during the year ended December 31, 2013, due primarily to net income of $43.5 million, $11.2 million of common stock issued for the exercise of stock options, a reduction of $4.6 million in the accumulated comprehensive loss contra equity balance as a result of an improved actuarial funding status of the Company's defined benefit plans, and a $3.7 million aggregate increase to stockholders' equity related to expense amortization and income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $19.7 million in cash dividends paid during the period.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General.  Net income was $43.5 million during the year ended December 31, 2013, $3.2 million above net income of $40.3 million during the year ended December 31, 2012.  During the comparative period, net interest income increased $18.6 million, the provision for loan losses declined $3.6 million, non-interest income decreased $16.4 million and non-interest expense increased $120,000, resulting in $5.7 million of additional pre-tax income.  Income tax expense increased $2.5 million during the comparative period due to the increase in pre-tax earnings.

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2013 and 2012 presented below should be read in conjunction with the tables presented on pages F-58 and F-59, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

During the year ended December 31, 2012, the Company prepaid $195.0 million of REPOS, incurring $28.8 million of additional interest expense on this prepayment. During the years ended December 31, 2013 and 2012, respectively, the Company recognized $13.4 million and $14.6 million of interest income related to prepayment of its real estate loans.  The levels of both interest expense on prepayment of borrowings and interest income from loan prepayments were higher than typically experienced by the Company.  The net impact of this prepayment activity adversely impacted net interest income and net interest margin for the year ended December 31, 2013.

In addition, during the period January 1, 2009 through December 31, 2013, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  The Company, absent prepayment costs on its borrowings, thus experienced historically low levels of both deposit and borrowing costs throughout both 2013 and 2012, while similarly experiencing historically low yields on its investment securities and real estate loans (excluding the impact of prepayment fee income) during the same period.

Interest Income.  Interest income was $175.5 million during the year ended December 31, 2013, $20.5 million below the level recognized during the year ended December 31, 2012, primarily reflecting reductions of $17.6 million, $1.6 million and $760,000 in interest income on real estate loans, MBS and investment securities, respectively.  High volumes of real estate loan prepayment and refinancing at reduced market interest rates lowered the Company's average yield on real estate loans by 80 basis points during the year ended December 31, 2013 compared to the year ended December 31, 2012.  Partially offsetting the decline in interest income on real estate loans during the year ended December 31, 2013 compared to the year ended December 31, 2012 that was attributable to the 80 basis point reduction in their average yield, was an increase of $203.0 million in their average balance during the comparative period, as the Company increased its loan origination volumes late in 2012 and during the year ended December 31, 2013, as part of a measured balance sheet growth strategy.  The decline in interest income on MBS reflected a reduction of $43.9 million in their average balance from the year ended December 31, 2012 to the year ended December 31, 2013.  During the year ended December 31, 2013, purchases of MBS were limited and were exceeded by principal repayments of existing MBS.  The decline in interest income on investment securities during the year ended December 31, 2013 compared to the year ended December 31, 2012 resulted from a reduction of $71.4 million in their average balance, which was partially offset by an increase of 33 basis points in their average yield.  Similar to MBS, purchases of investment securities were limited during the year ended December 31, 2013 and were exceeded by their calls and/or maturity activity.  Since the great majority of the investment securities that either were called or matured during 2013 possessed yields between 0.50% and 1.0%, their removal served to improve the average yield on the aggregate portfolio of investment securities during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Interest Expense.  Interest expense declined $39.1 million, to $47.0 million, during the year ended December 31, 2013, from $86.1 million during the year ended December 31, 2012, primarily reflecting $37.3 million of lower interest expense on borrowed funds.  As discussed previously, the reduction in interest expense on borrowed funds resulted primarily from $28.8 million of costs recognized during the year ended December 31, 2012 on the prepayment of REPO borrowings.  The remaining decline in borrowing expense resulted primarily from a reduction of $198.1 million in their average balance from the year ended December 31, 2012 to the year ended December 31, 2013.  Interest expense on deposits declined $1.9 million during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a reduction of $2.6 million in interest expense on CDs.  The reduction in interest expense on CDs reflected declines of both $80.1 million in their average balance and 13 basis points in their average cost during the year ended December 31, 2013 compared to the year ended December 31, 2012.  Since the Company did not elect to compete aggressively for CDs during the year ended December 31, 2013, it experienced attrition in the higher cost CDs that matured during the period.  The reduction in the average cost of CDs also resulted from ongoing reductions in offering rates on new CDs that occurred during 2013.  Interest expense on money market deposits increased $1.0 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of growth of $242.0 million in their average balance.
Provision for Loan Losses.  The provision for loan losses was $369,000 during the year ended December 31, 2013, compared to $3.9 million during the year ended December 31, 2012.  The reduction reflected the improvement in the overall credit quality of the loan portfolio during 2013.  During the year ended December 31, 2013, the Company experienced a $2.9 million decline in net charge-offs recognized.

Non-Interest Income.  Total non-interest income decreased $16.4 million from the year ended December 31, 2012 to the year ended December 31, 2013, due primarily to non-recurring pre-tax gains of $13.7 million on the sales of three real estate parcels and $887,000 on the sale of an equity mutual fund investment that were recorded during the year ended December 31, 2012.  In addition, mortgage banking income decreased $1.3 million as the Company recognized a credit of $1.3 million to reduce the liability in relation to the First Loss Position during the year ended December 31, 2012, while recognizing a similar recovery of only $305,000 during the year ended December 31, 2013.  The servicing fee income component of mortgage banking income also declined $261,000 during the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of the ongoing reduction in the aggregate balance of serviced loans. Other non-interest income also declined $762,000, mainly as a result of the elimination of rental income on real estate properties that were disposed of in December 2012.

Non-Interest Expense.  Non-interest expense was $62.7 million during the year ended December 31, 2013, an increase of $120,000 from $62.6 million during the year ended December 31, 2012.

Salaries and employee benefits increased $531,000 during the comparative period due to additional staffing and ongoing increases to existing salaries and benefits, and stock benefit plan compensation expense increased $115,000, as a result of a higher average value for the Holding Company's common stock.  Data processing costs increased $539,000 from higher contractual costs.  Occupancy and equipment increased $399,000 as a result of higher rental expenses on leased properties.  Other expenses decreased $1.4 million primarily as a result of lower legal, marketing and regulatory examinations costs.

Non-interest expense was 1.57% of average assets during the year ended December 31, 2013, compared to 1.59% during the year ended December 31, 2012, reflecting the $36.3 million increase in average assets during the comparative period.

Income Tax Expense.   Income tax expense increased $2.5 million during the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to the growth of $5.7 million in pre-tax earnings.  The Company's consolidated effective tax rate approximated 40% during the years ended December 31, 2013 and 2012.

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

During the year ended December 31, 2012, the Company prepaid $195.0 million of REPOS, incurring $28.8 million of additional interest expense on this prepayment. During the years ended December 31, 2012 and 2011, respectively, the Company recognized $14.6 million and $7.7 million of interest income related to prepayment of its real estate loans.  The levels of both interest expense on prepayment of borrowings and interest income from loan prepayments were higher than typically experienced by the Company.  The net impact of this prepayment activity adversely impacted net interest income and net interest margin for the year ended December 31, 2012.

In addition, during the period January 1, 2009 through December 31, 2012, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%.  The Company, absent prepayment costs on its borrowings, thus experienced historically low levels of both deposit and borrowing costs throughout both 2012 and 2011, while similarly experiencing historically low yields on its investment securities and real estate loans (excluding the impact of prepayment fee income) during the same period.

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

      Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company engaged in no hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2013 or 2012.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.  Trading securities owned by the Company were nominal at December 31, 2013 and 2012.

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

       Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 86% of multifamily residential loans originated by the Bank during the years ended both December 31, 2013 and 2012 were adjustable rate, with repricing typically occurring after five or seven years.  In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, with repricing terms generally of three years or less.  At December 31, 2013, adjustable-rate real estate and consumer loans totaled $2.64 billion, or 65.6% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $22.6 million, or 0.6% of total assets.  At December 31, 2012, adjustable-rate real estate and consumer loans totaled $2.51 billion, or 64.4% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $50.7 million, or 1.3% of total assets.

       Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2013 were $1.68 billion, or 67.0% of total deposits. The balance of CDs as of December 31, 2013 was $828.4 million, or 33.0% of total deposits, of which $426.2 million, or 51.4%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2013 was 18.7 months, compared to 17.3 months at December 31, 2012.  During the year ended December 31, 2013, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

       Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.20 billion at December 31, 2013.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2013, the Bank had outstanding advances of $910.0 million from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio.  Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

       At December 31, 2013, the Company had $180.0 million of callable borrowings outstanding, with a weighted average maturity of 2.8 years.  Since the weighted average cost of these $180.0 million of borrowings was 3.86% as of December 31, 2013 (significantly above current market rates), they are not anticipated to be called in the near term.

      The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2013, deposits taken through this program totaled $1.7 million.

      The Bank is authorized to accept brokered deposits up to an aggregate limit of $120.0 million.  At December 31, 2013 and 2012, total brokered deposits remained significantly below this limit.

Interest Rate Risk Exposure Analysis
       Economic Value of Equity ("EVE") Analysis.  In accordance with agency regulatory guidelines, the Bank simulates the impact of interest rate volatility upon EVE using several interest rate scenarios.  EVE is the difference between the present value of the expected future cash flows of the Bank's assets and liabilities plus the value of any off-balance sheet items, such as firm commitments to originate loans, or derivatives, if applicable.

       Traditionally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates.  Increases in interest rates thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company's consolidated results of operations in the event they were to be sold, or, in the case of interest-earning assets classified as available-for-sale, reduce the Company's consolidated stockholders' equity, if retained.  The changes in the value of assets and liabilities due to fluctuations in interest rates measure the interest rate sensitivity of those assets and liabilities.

       In order to measure the Bank's sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario.  An increase in the EVE is considered favorable, while a decline is considered unfavorable.  The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank's assets, liabilities, and off-balance sheet items that are included in the EVE.  Management reports the EVE results to the Bank's Board of Directors on a quarterly basis. The report compares the Bank's estimated Pre-Shock Scenario EVE to the estimated EVEs calculated under the various Rate Shock Scenarios.

       The calculated EVEs incorporate some asset and liability values derived from the Bank's valuation model, such as those for mortgage loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as all borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third party, and over various interest rate scenarios.  Such results are utilized in determining estimates of deposit decay rates in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank's various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

      Commencing as of June 30, 2013, the Bank changed its primary measure of interest rate sensitivity to the percentage change in the various EVE amounts from the Pre-Shock Scenario to the Rate Shock Scenarios.  The analysis that follows presents, as of December 31, 2013 and 2012, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both December 31, 2013 and December 31, 2012.

	At December 31, 2013			At December 31, 2012
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change

Rate Shock Scenario
+ 200 Basis Points	$445,618	$(56,896)	-11.3%	$431,313	$(12,896)	-2.9%
Pre-Shock Scenario	502,514	-	-	444,209	-	-

The Pre-Shock Scenario EVE was $502.5 million at December 31, 2013, compared to $444.2 million at December 31, 2012.  The increase in the Pre-Shock Scenario EVE at December 31, 2013 compared to December 31, 2012 resulted primarily from a more favorable valuation of both borrowings and core deposits that reflected reductions in the average costs of these liabilities from December 31, 2012 to December 31, 2013, which exceeded a less favorable valuation of multifamily loans during the comparative periods.

The Bank's +200 basis point Rate Shock Scenario EVE increased from its $431.3 million balance at December 31, 2012 to $446.0 million at December 31, 2013, reflecting the more favorable valuation of both borrowings and core deposits that resulted from reductions in the average costs of these liabilities from December 31, 2012 to December 31, 2013.  The percentage change in the EVE from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario increased from 2.9% at December 31, 2012 to 11.3% at December 31, 2013.  The increase in sensitivity resulted from a reduced benefit in the valuation of core deposits in the +200 basis point Rate Shock Scenario EVE as of December 31, 2013 compared to December 31, 2012.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending December 31, 2014 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(12.9)%
+ 100 Basis Points	(7.0)
-100 Basis Points	3.6

Item 8. Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-69.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2013, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework (1992)."  Based upon its assessment, management believes that, as of December 31, 2013, the Company's internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, which is included on page F-70.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2014 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2013, and is incorporated herein by reference.

Information regarding the audit committee of the Holding Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the headings, "Meetings and Committees of the Company's Board of Directors," and "Report of the Audit Committee" in the Proxy Statement and is incorporated herein by reference.

The Holding Company has adopted a written Code of Business Ethics that applies to all officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Business Ethics is published on the Company's website, www.dime.com.  The Company will provide to any person, without charge, upon request, a copy of such Code of Business Ethics.  Such request should be made in writing to:  Dime Community Bancshares, Inc., 209 Havemeyer Street, Brooklyn, New York 11211, attention Investor Relations.

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

See index to Consolidated Financial Statements on page F-69.

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

(3)            Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-123 and F-123.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2014.

DIME COMMUNITY BANCSHARES, INC.

By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	Vice Chairman and President and Director
/s/ KENNETH J. MAHON Kenneth J. Mahon	Senior Executive Vice President and Chief Operating Officer and Director (Principal Financial Officer)
/s/ MICHAEL PUCELLA Michael Pucella	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ ROBERT C. GOLDEN Robert C. Golden	Director

/s/ KATHLEEN M. NELSON Kathleen M. Nelson	Director
/s/ JOSEPH J. PERRY Joseph J. Perry	Director
/s/ OMER S.J. WILLIAMS Omer S.J. Williams	Director

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors, and Stockholders
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013.  We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

New York, New York
March 13, 2014

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$45,777	$79,076
Total cash and cash equivalents	45,777	79,076
Investment securities held-to-maturity (estimated fair value of $5,163 and $6,267 at December 31, 2013 and December 31, 2012, respectively) (Fully unencumbered)	5,341	5,927
Investment securities available-for-sale, at fair value (Fully unencumbered):	18,649	32,950
Mortgage-backed securities available-for-sale, at fair value (Fully unencumbered):	31,543	49,021
Trading securities	6,822	4,874
Loans:
Real estate, net	3,697,380	3,503,385
Other loans	2,139	2,423
Less allowance for loan losses	(20,153)	(20,550)
Total loans, net	3,679,366	3,485,258
Loans held for sale	-	560
Premises and fixed assets, net	26,077	30,518
Premises held for sale	3,624	-
Federal Home Loan Bank of New York ("FHLBNY") capital stock	48,051	45,011
Other real estate owned (OREO)	18	-
Goodwill	55,638	55,638
Other assets	107,284	116,566
Total Assets	$4,028,190	$3,905,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,332,689	$2,320,285
Non-interest bearing deposits	174,457	159,144
Total deposits	2,507,146	2,479,429
Escrow and other deposits	69,404	82,753
FHLBNY advances	910,000	842,500
Trust Preferred securities payable	70,680	70,680
Other liabilities	35,454	38,463
Total Liabilities	$3,592,684	$3,513,825
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2013 and December 31, 2012)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 52,854,483 shares and 52,021,149 shares issued at December 31, 2013 and December 31, 2012, respectively, and 36,712,951 shares and 35,714,269 shares outstanding at December 31, 2013 and December 31, 2012, respectively)	528	520
Additional paid-in capital	252,253	239,041
Retained earnings	402,986	379,166
Accumulated other comprehensive loss, net of deferred taxes	(4,759)	(9,640)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,776)	(3,007)
Unearned Restricted Stock Award common stock	(3,193)	(3,122)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,013)	(8,800)
Treasury stock, at cost (16,141,532 shares and 16,306,880 shares at December 31, 2013 and December 31, 2012, respectively)	(200,520)	(202,584)
Total Stockholders' Equity	435,506	391,574
Total Liabilities And Stockholders' Equity	$4,028,190	$3,905,399

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
	Year Ended December 31,
	2013	2012	2011
Interest income:
Loans secured by real estate	$171,594	$189,149	$200,034
Other loans	101	104	97
Mortgage-backed securities	1,413	3,025	5,043
Investment securities	503	1,263	1,401
Federal funds sold and other short-term investments	1,845	2,413	2,641
Total interest income	175,456	195,954	209,216
Interest expense:
Deposits and escrow	19,927	21,779	26,131
Borrowed funds	27,042	64,333	43,583
Total interest expense	46,969	86,112	69,714
Net interest income	128,487	109,842	139,502
Provision for loan losses	369	3,921	6,846
Net interest income after provision for loan losses	128,118	105,921	132,656
Non-interest income:
Total other than temporary impairment ("OTTI") losses	-	(187)	(752)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	0	6	25
Net OTTI recognized in earnings	-	(181)	(727)
Service charges and other fees	3,459	3,445	3,662
Mortgage banking income	473	1,768	569
Net gain on securities (1)	375	1,135	2
Net (loss) gain on the disposal of other assets	(21)	13,726	0
Income from Bank Owned Life Insurance ("BOLI")	1,672	1,689	1,758
Other	1,505	2,267	2,665
Total non-interest income	7,463	23,849	7,929
Non-interest expense:
Salaries and employee benefits	34,336	33,805	32,854
Stock benefit plan compensation expense	3,957	3,842	3,746
Occupancy and equipment	10,451	10,052	10,129
Data processing costs	3,565	3,026	2,982
Advertising and marketing	1,109	1,554	1,710
Federal deposit insurance premiums	1,951	2,057	2,618
Provision for losses on OREO	180	-	-
Other	7,143	8,236	7,649
Total non-interest expense	62,692	62,572	61,688

Income before income taxes	72,889	67,198	78,897
Income tax expense	29,341	26,890	31,588

Net income	$43,548	$40,308	$47,309

Earnings per Share:
Basic	$1.24	$1.18	$1.40
Diluted	$1.23	$1.17	$1.40
(1) Amount includes periodic valuation gains or losses on trading securities.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$43,548	$40,308	$47,309
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax benefits of $(122), $(91) and $(201) during the years ended December 31, 2013, 2012 and 2011, respectively	149	111	245
Non-credit component of OTTI charge recognized during the period, net of tax benefits of $3 and $11 during the years ended December 31, 2012 and 2011, respectively	0	(3)	(14)
Reduction in non-credit component of OTTI, net of taxes of $(16), $(137) and $(585) during the years ended December 31, 2013, 2012 and 2011, respectively	16	165	714
Reclassification adjustment for securities sold during the period, net of benefit (taxes) of $50, $461 and $14 during the years ended December 31, 2013, 2012 and 2011, respectively	(60)	(561)	(18)
Net unrealized securities loss arising during the period, net of tax benefit of $(162), $1,102 and $615 during the years ended December 31, 2013, 2012 and 2011, respectively	201	(1,339)	(720)
Change in pension and other postretirement obligations, net of deferred (taxes) benefit of $(3,765), $(1,395) and $2,933 during the years ended December 31, 2013, 2012 and 2011, respectively	4,575	1,696	(3,564)
Total other comprehensive income (loss), net of tax	4,881	4,881	4,881
Comprehensive Income	$48,429	$40,377	$43,952
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Dollars in thousands)
	Year Ended December 31,
	2013	2012	2011
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Common Stock:
Balance at beginning of period	$$520	$$516	$$512
Shares issued in exercise of options (833,334 shares, 455,051 shares and 385,758 shares during the years ended December 31, 2013, 2012, and 2011, respectively)	8	4	4
Balance at end of period	$528	$520	$516
Additional Paid-in Capital:
Balance at beginning of period	239,041	231,521	225,585
Stock options exercised	11,220	5,604	3,665
Excess tax benefit of stock benefit plans	292	389	431
Amortization of excess fair value over cost – ESOP stock and stock option expense	1,176	1,168	1,337
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares (165,348 shares, 150,173 shares and 169,376shares during the years ended December 31, 2013, 2012, and 2011, respectively)	524	359	503
Balance at end of period	252,253	239,041	231,521
Retained Earnings:
Balance at beginning of period	379,166	358,079	329,668
Net income for the period	43,548	40,308	47,309
Cash dividends declared and paid	(19,728)	(19,221)	(18,898)
Balance at end of period	402,986	379,166	358,079
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(9,640)	(9,709)	(6,352)
Other comprehensive income (loss) recognized during the period, net of tax	4,881	69	(3,357)
Balance at end of period	(4,759)	(9,640)	(9,709)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(3,007)	(3,239)	(3,470)
Amortization of earned portion of ESOP stock	231	232	231
Balance at end of period	(2,776)	(3,007)	(3,239)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,122)	(3,037)	(2,684)
Amortization of earned portion of restricted stock awards	2,011	1,842	1,578
Release from treasury stock for award shares, net of return of shares to treasury for forfeited shares	(2,082)	(1,927)	(1,931)
Balance at end of period	(3,193)	(3,122)	(3,037)
Common Stock Held by BMP:
Balance at beginning of period	(8,800)	(8,655)	(7,979)
Release from treasury stock for award shares	(213)	(145)	(676)
Balance at end of period	(9,013)	(8,800)	(8,655)
Treasury Stock, at cost:
Balance at beginning of period	(202,584)	(204,442)	(206,546)
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	2,064	1,858	2,104
Balance at end of period	(200,520)	(202,584)	(204,442)
Total Stockholders' Equity	$435,506	$391,574	$361,034

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$$43,548	$$40,308	$$47,309
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on the sales of investment securities and mortgage backed securities available-for-sale	(110)	(1,022)	(32)
Net (gain) loss recognized on trading securities	(265)	(113)	34
Net (gain) loss on sale of loans held for sale	(13)	(68)	9
Net (gain) loss on sales of OREO and other assets	21	(13,726)	-
Loss on debt extinguishment	-	28,772	-
Net depreciation, amortization and accretion	2,834	2,880	2,935
Stock plan compensation expense (excluding ESOP)	2,205	2,164	2,105
ESOP compensation expense	1,213	1,078	1,041
Provision for loan losses	369	3,921	6,846
Provision for losses on OREO	180	-	-
Credit to reduce the liability for loans sold with recourse	(305)	(1,286)	-
Net OTTI recognized in earnings	-	181	727
Increase in cash surrender value of BOLI	(1,672)	(1,689)	(1,758)
Deferred income tax credit	(940)	(2,068)	(1,223)
Excess tax benefit of stock benefit plans	(292)	(389)	(431)
Changes in assets and liabilities:
Originations of loans held for sale during the period	(1,621)	(32,665)	(5,650)
Proceeds from sales of loans held for sale	2,194	36,755	8,556
Decrease in other assets	8,168	6,009	5,671
Increase (Decrease) in other liabilities	5,637	3,663	(3,552)
Net cash provided by Operating Activities	61,151	72,705	62,587
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	949	983	1,152
Proceeds from maturities and calls of investment securities available-for-sale	14,750	200,320	204,000
Proceeds from sales of investment securities available-for-sale	366	22,415	236
Proceeds from sales of mortgage backed securities available-for-sale	-	21,949	-
Proceeds from sales of trading securities	131	171	136
Purchases of investment securities available-for-sale	(458)	(80,153)	(293,157)
Purchases of mortgage backed securities available-for-sale	-	(23,186)	-
Acquisition of trading securities	(1,814)	(3,158)	(454)
Principal collected on mortgage backed securities available-for-sale	17,372	42,822	48,911
Proceeds from the sale of portfolio loans	5,893	30,906	29,772
Purchases of loans	(52,031)	(30,425)	-
Net increase in loans	(149,122)	(50,609)	(28,839)
Proceeds from the sale of OREO and real estate investment property owned	564	17,477	-
Purchases of fixed assets	(1,963)	(4,422)	(3,884)
(Purchase) Redemption of FHLBNY capital stock	(3,040)	4,478	2,229
Net cash provided by (used in) Investing Activities	(168,403)	149,568	(39,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in due to depositors	27,717	135,728	(6,880)
Increase (Decrease) in escrow and other deposits	(13,349)	10,941	3,270
Repayments of FHLBNY advances	(218,500)	(172,275)	(105,750)
Proceeds from FHLBNY advances	286,000	75,000	55,000
Repayments of securities sold under agreements to repurchase ("REPOS")	-	(195,000)	-
Prepayment penalty on debt	-	(28,772)	-
Proceeds from exercise of stock options	11,228	5,608	3,669
Excess tax benefit of stock benefit plans	292	389	431
Equity award distribution	293	145	-
Cash dividends paid to stockholders	(19,728)	(19,221)	(18,898)
Net cash (used in) provided by Financing Activities	73,953	(187,457)	(69,158)
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(33,299)	34,816	(46,469)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,076	44,260	90,729
CASH AND CASH EQUIVALENTS, END OF PERIOD	$$45,777	$$79,076	$$44,260
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$$29,858	$$26,913	$$36,618
Cash paid for interest	47,155	87,281	70,041
Loans transferred to OREO	783	-	-
Loans transferred to held for sale	-	1,560	2,628
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	271	202	446
Net increase (decrease) in non-credit component of OTTI	(32)	296	25
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2013, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $70,680 trust preferred securities payable maturing in 2034, and currently callable.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Use of Estimates - To prepare consolidated financial statements in conformity with GAAP, management makes judgments, estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, mortgage servicing rights, deferred tax assets, and fair values of financial instruments are particularly subject to change.  The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and repurchase agreements.

Investment Securities and Mortgage-Backed Securities ("MBS") - Debt securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or trading. Equity securities and mutual fund investments (fixed income or equity in nature) are classified as either available-for-sale or trading securities and carried at fair value.  Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  While the Holding Company had a small portfolio of mutual fund investments designated as trading at both December 31, 2013 and December 31, 2012, neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays or shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan's pre-modification rate for some of the performing TDRs).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral property or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

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

For the specific component of the allowance for loan losses, all multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all condominium or cooperative apartment and one- to four-family residential loans with balances greater than the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area ("FNMA Limits") that are deemed to meet the definition of impaired are individually evaluated for impairment.   Loans for which the terms have been modified in a manner that meets the criteria of a troubled debt restructuring ("TDR") are deemed to be impaired and individually evaluated for impairment.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral property or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of collateral is generally considered when measuring impairment.

Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Smaller balance homogeneous loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances less than or equal to the FNMA Limits and consumer loans, are collectively evaluated for impairment, and accordingly, not separately identified for impairment disclosures.

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

Reserve Liability For the First Loss Position on Multifamily Loans Sold to FNMA.  As of December 31, 2013 and 2012, the Bank serviced a pool of multifamily loans sold to FNMA.  Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  A reserve liability was recorded in other liabilities related to the First Loss Position.  Please refer to Notes 6 and 22 for further discussion of this reserve liability.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Multifamily residential and mixed-use loans sold are generally sold with servicing rights retained.  During the year ended December 31, 2012, the Bank re-classified certain problematic loans for which it had an executed pending note sale agreement as held for sale.  Such loans are carried at their expected net realizable proceeds.

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

Premises and Fixed Assets, Net - Land is stated at original cost. Buildings and furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the properties as follows:

Buildings	2.22% to 2.50% per year
Leasehold improvements	Lesser of the useful life of the asset or the remaining non-cancelable terms of the related leases
Furniture, fixtures and equipment	10.00% per year

Accounting for Goodwill and Other Intangible Assets – An impairment test is required to be performed at least annually for goodwill acquired in a business combination. The Company performs impairment tests of goodwill as of December 31st of each year.  As of December 31, 2013 and 2012, the Company concluded that no impairment of goodwill existed.  As of both December 31, 2013 and 2012, the Company had goodwill totaling  $55,638.

Mortgage Servicing Rights ("MSR") - Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.  All separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.  During the years ended December 31, 2013 and 2012, third party valuations of the loan servicing asset were performed on a quarterly basis.

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

The Bank also maintains the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Benefit Plan"), providing additional postretirement benefits to certain employees, which requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services, a Retirement Plan for its outside Directors, (the "Director Retirement Plan"), and the BMP that provides additional benefits to certain of its officers.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net Income per the Consolidated Statements of Operations	$43,548	$40,308	$47,309
Less: Dividends paid on earnings allocated to participating securities	(180)	(184)	(180)
Income attributable to common stock	43,368	$40,124	$47,129
Weighted average common shares outstanding, including participating securities	35,507,765	34,623,287	34,041,171
Less: weighted average participating securities	(320,566)	(327,326)	(318,387)
Weighted average common shares outstanding	35,187,199	34,295,961	33,722,784
Basic EPS	$1.24	$1.18	$1.40
Income attributable to common stock	$43,368	$40,124	$47,129
Weighted average common shares outstanding	35,187,199	34,295,961	33,722,784
Weighted average common equivalent shares outstanding	119,073	68,492	78,643
Weighted average common and equivalent shares outstanding	35,306,272	34,364,453	33,801,427
Diluted EPS	$1.23	$1.17	$1.40

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding options.

There were approximately 901,037, 1,279,708, and 2,116,374 weighted average options for the years ended December 31, 2013, 2012, and 2011, respectively, that were not considered in the calculation of diluted EPS since the sum of their exercise price and unrecognized compensation cost exceeded the average market value during the relevant period.

Comprehensive Income - Comprehensive income for the years ended December 31, 2013, 2012 and 2011 included changes in the unrealized gain or loss on available-for-sale securities, changes in the unfunded status of defined benefit plans, the non-credit component of OTTI, and a transfer loss related to securities transferred from available-for-sale to held-to-maturity.  Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

Comprehensive and accumulated comprehensive income are summarized in Note 3.

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

For the years ended December 31, 2013, 2012 and 2011, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards  - In February 2013, The Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which seeks to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  The provisions of ASU 2013-02 are applicable to all companies that report items of other comprehensive income, such as the Company.  ASU 2013-02 requires a presentation (either on the face of the statement where net income is presented or in the notes to the financial statements) of the effects on the line items of net income of significant amounts that have been reclassified in their entirety and in accordance with GAAP from accumulated other comprehensive income to net income in the same reporting period.   ASU 2013-02 additionally requires a cross-reference to any other disclosures currently required under GAAP related to other reclassification items that, under GAAP, are not required to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the Company's financial statements.  All information required to be presented or cross-referenced under ASU 2013-02 is currently required to be disclosed, in some capacity, in the financial statements under GAAP.  The Company adopted ASU 2013-02 effective January 1, 2013.  Adoption of ASU 2013-02 had no impact on the Company's consolidated financial condition or results of operations.

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

The aggregate balance of these liquidation accounts was $13,785 and $16,179 at December 31, 2013 and 2012, respectively.

The Holding Company may not declare or pay cash dividends on, or repurchase any of, its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below either applicable regulatory capital maintenance requirements, or the amount of the liquidation account, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

3.   OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net gain on securities in the accompanying consolidated statements of operations.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Year Ended December 31, 2013
Securities held-to-maturity and transferred securities
Change in non-credit component of OTTI	$32	$16	$16
Change in unrealized loss on securities transferred to held to maturity	271	122	149
Total securities held-to-maturity and transferred securities	303	138	165
Securities available-for-sale
Reclassification adjustment for net gains included in net gain on securities	(110)	(50)	(60)
Change in net unrealized gain during the period	363	162	201
Total securities available-for-sale	253	112	141
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	2,396	1,082	1,314
Change in the net actuarial gain or loss	5,944	2,683	3,261
Total defined benefit plans	8,340	3,765	4,575
Total other comprehensive income	$8,896	$4,015	$4,881
Year Ended December 31, 2012
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$296	$134	$162
Change in unrealized loss on securities transferred to held to maturity	202	91	111
Total securities held-to-maturity and transferred securities	498	225	273
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain on securities	(1,022)	(461)	(561)
Change in net unrealized gain during the period	(2,441)	(1,102)	(1,339)
Total securities available-for-sale	(3,463)	(1,563)	(1,900)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	2,166	978	1,188
Change in the net actuarial gain or loss	925	417	508
Total defined benefit plans	3,091	1,395	1,696
Total other comprehensive income	$126	$57	$69
Year Ended December 31, 2011
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$1,274	$574	$700
Change in unrealized loss on securities transferred to held to maturity	446	201	245
Total securities held-to-maturity and transferred securities	1,720	775	945
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain on securities	(32)	(14)	(18)
Change in net unrealized gain during the period	(1,335)	(615)	(720)
Total securities available-for-sale	(1,367)	(629)	(738)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	1,362	615	747
Change in the net actuarial gain or loss	(7,859)	(3,548)	(4,311)
Total defined benefit plans	(6,497)	(2,933)	(3,564)
Total other comprehensive income	$(6,144)	$(2,787)	$(3,357)

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2013	$(1,043)	$1,178	$(9,775)	$(9,640)
Other comprehensive income before reclassifications	165	201	3,261	3,627
Amounts reclassified from accumulated other comprehensive loss	-	(60)	1,314	1,254
Net other comprehensive income during the period	165	141	4,575	4,881
Balance as of December 31, 2013	$(878)	$1,319	$(5,200)	$(4,759)

Balance as of January 1, 2012	$(1,316)	$3,078	$(11,471)	$(9,709)
Other comprehensive income (loss) before reclassifications	273	(1,339)	508	(558)
Amounts reclassified from accumulated other comprehensive loss	-	(561)	1,188	627
Net other comprehensive income (loss) during the period	273	(1,900)	1,696	69
Balance as of December 31, 2012	$(1,043)	$1,178	$(9,775)	$(9,640)

4. INVESTMENT AND MORTGAGE-BACKED SECURITIES

At December 31, 2013 and 2012, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following is a summary of major categories of securities owned by the Company excluding trading securities at December 31, 2013:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Gain	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$15,885	$6,939	$(601)	-	$(997	)(2)	$5,341	$(178)	$5,163
Available-for-sale securities:
Investment securities
Registered Mutual Funds	2,866	2,760	-	815	(17)		3,558	-	3,558
Agency notes	15,070	15,070	-	21	-		15,091	-	15,091
Mortgage backed securities
Pass-through MBS issued by Government Sponsored Entities ("GSEs")	28,407	28,407	-	1,552	-		29,959	-	29,959
Collateralized mortgage obligations ("CMOs") issued by GSEs	319	319	-	2	-		321	-	321
Private issuer pass through MBS	662	662	-	18	-		680	-	680
Private issuer CMOs	574	574	-	9	-		583	-	583
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
Available-for-sale securities:
Investment securities
Registered Mutual Funds	2,904	2,556	-	449	-		3,005	-	3,005
Agency notes	29,820	29,820	-	125	-		29,945	-	29,945
Mortgage backed securities
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

At December 31, 2013, the agency note investments in the table above had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
Due after one year through three years	$15,000	$15,021
Due after three years through five years	70	70
TOTAL	$15,070	$15,091

The held-to-maturity TRUPS had a weighted average term to maturity of 21.0 years at December 31, 2013.  At December 31, 2013, MBS available-for-sale (which included pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 16.9 years and a weighted average estimated duration of 1.2 years. There were no sales of investment securities held-to-maturity during the years ended December 31, 2013, 2012 or 2011.

During the year ended December 31, 2013, gross proceeds from the sales of investment securities available-for-sale totaled $366.  A gross gain of $110 was recognized on these sales and there were no gross recognized losses.  During the year ended December 31, 2012, gross proceeds from the sales of investment securities available-for-sale totaled $22,415.  A gross gain of  $941 was recognized on these sales and there were no gross recognized losses.  During the year ended December 31, 2011, gross proceeds from the sales of investment securities available-for-sale totaled $226.  A gross gain of $32 was recognized on these sales.

During the year ended December 31, 2012, gross proceeds on the sales of MBS available-for-sale totaled $21,949.  A gross gain of $81 was recognized on these sales and there were no gross recognized losses.  There were no sales of MBS available-for-sale during the years ended December 31, 2013 and 2011.

Tax provisions related to the gains on sales of investment securities and MBS available-for-sale recognized during the years ended December 31, 2013, 2012 and 2011 are disclosed in the consolidated statements of comprehensive income.

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

	For the Year Ended December 31,
	2013	2012
Cumulative balance at the beginning of the period	$1,268	$1,470
Amortization	(271)	(202)
Cumulative balance at end of the period	$997	$1,268

As of each reporting period through December 31, 2013, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of December 31, 2013, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At December 31, 2013, these five securities had credit ratings ranging from "C" to "Caa3."
The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended December 31, 2013
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,945	$634	$9,579
OTTI recognized during the period	-	-	-
Reductions and transfers to credit-related OTTI	-	-	-
Amortization of previously recognized OTTI	-	(33)	(33)
Cumulative pre-tax balance at end of the period	$8,945	$601	$9,546

	At or for the Year Ended December 31, 2012			At or for the Year Ended December 31, 2011
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,974	$930	$9,904	$8,247	$2,203	$10,450
OTTI recognized during the period	181	6	187	727	25	752
Reductions and transfers to credit-related OTTI	-	(181)	(181)	-	(1,271)	(1,271)
Amortization of previously recognized OTTI	(210)	(121)	(331)	-	(27)	(27)
Cumulative pre-tax balance at end of the period	$8,945	$634	$9,579	$8,974	$930	$9,904

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's registered mutual funds:

	At or For the Year Ended December 31,
	2013	2012	2011
Cumulative balance at the beginning of the period	$348	$1,425	$1,425
Reduction of OTTI for securities sold during the period	(242)	(1,077)	-
Cumulative balance at end of the period	$106	$348	$1,425

The following table summarizes the gross unrealized losses and fair value of investment securities as of December 31, 2013, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$5,163	$1,775	$5,163	$1,775
Available-for-Sale Securities:
Registered Mutual Funds	536	17	-	-	536	17
(1) At December 31, 2013, the recorded balance of these securities was $3,551.  This balance reflected the remaining unrealized loss of $997 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, this unrealized loss is currently being amortized over the remaining estimated life of these securities.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At December 31, 2013, impairment of two of the TRUPS, with an amortized cost of $4,548, was deemed temporary. These securities remained in an unrealized loss position for 12 or more consecutive months, and their cumulative unrealized loss was $1,146 at December 31, 2013, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At December 31, 2013, both of these securities had ratings ranging from "BB-" to "A."  Despite both the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at December 31, 2013 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continued to make their contractual payments of principal and interest.  In making this determination, management considered the following:

·
Based upon an internal review of the collateral backing the TRUPS portfolio, which accounted for current and prospective deferrals, the securities could reasonably be expected to continue making all contractual payments

·	The Company does not intend to sell these securities prior to full recovery of their impairment
·	There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell these securities prior to their forecasted recovery or maturity
·	Both securities have a pool of underlying issuers comprised primarily of banks
·	Neither of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
·	Both securities feature either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
·	Both securities are adequately collateralized

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

The primary areas of concentration of credit risk within the Bank's loan portfolio at December 31, 2013 were geographical (as the majority of real estate loans on that date were collateralized by properties located in the New York City metropolitan area) and the proportion of the portfolio comprised of multifamily residential and commercial real estate loans.  The Bank is currently not subject to any regulations limiting individual loan or borrower exposures.

At December 31, 2013 and 2012, the Bank had $281,262 and $243,784, respectively, of loans in its portfolio that featured interest only payments.  These loans subject the Bank to additional risk since their principal balance will not be reduced prior to contractual maturity.

The Bank's consumer loans were composed of the following:

	December 31, 2013	December 31, 2012
Passbook loans (secured by savings and time deposits)	$763	$712
Consumer installment and other loans	1,376	1,711
TOTAL	$2,139	$2,423

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential, residential mixed use (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), commercial mixed use real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate and construction and land acquisition loans, as well as one-to four family residential and condominium or cooperative apartment loans with balances in excess of the FNMA Limits.  One-to four family residential and condominium or cooperative apartment loans with balances equal to or less than the FNMA Limits are not graded unless they had recently been either delinquent or in default.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

At December 31, 2013, the Bank had a portion of one loan classified as doubtful, with a full reserve applied against the balance deemed doubtful.  The Bank had no loans classified as Doubtful at December 31, 2012.  All real estate loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both December 31, 2013 and December 31, 2012.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

		Balance at December 31, 2013
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mised Use Real Estate	Commercial Real Estate	Construction	Total
Not Graded(1)	$$11,370	$-	$-	$-	$-	$$11,370
Pass	53,472	2,900,979	364,808	299,122	-	3,618,381
Special Mention	6,651	17,938	5,203	4,420	-	34,212
Substandard	2,463	3,633	4,579	21,154	268	32,097
Doubtful	-	-	1,320	-	-	1,320
Total real estate loans	$73,956	$2,922,550	$375,910	$324,696	$268	$3,697,380
(1) Amount comprised of fully performing one- to four-family residential and cooperative unit loans with balances equal to or less than the FNMA Limits.

			Balance at December 31, 2012
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment		Multifamily Residential and Residential Mixed Use		Commercial Mixed Use Real Estate		Commercial Real Estate		Construction		Total
Not Graded(1)	$	$ 16,141	$	$ -	$	$-	$	$-	$	$-	$	$ 16,141
Pass		66,415		2,665,410		326,053		363,299		-		3,421,177
Special Mention		6,333		7,711		5,547		2,639		-		22,230
Substandard		2,987		3,248		8,533		28,593		476		43,837
Total real estate loans		$91,876		$2,676,369		$340,133		$394,531		$476		$3,503,385
(1) Amount comprised of fully performing one- to four-family residential and condominium or cooperative apartment loans with balances equal to or less than the FNMA Limits.

For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at December 31, 2013	Balance at December 31, 2012
Performing	$2,136	$2,415
Non-accrual	3	8
Total	$2,139	$2,423
The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At December 31, 2013
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$143	$302	$-	$1,242	$1,687	$72,269	$73,956
Multifamily residential and residential mixed use	744	-	1,031	1,197	2,972	2,919,578	2,922,550
Commercial mixed use real estate	-	-	-	4,400	4,400	371,510	375,910
Commercial real estate	404	-	-	5,707	6,111	318,585	324,696
Construction	-	-	-	-	-	268	268
Total real estate	$1,291	$302	$1,031	$12,546	$15,170	$3,682,210	$3,697,380
Consumer	$6	$4	$-	$3	$13	$2,126	$2,139
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2013.

	At December 31, 2012
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$336	$155	$-	$938	$1,429	$90,447	$91,876
Multifamily residential and residential mixed use	6,451	-	190	507	7,148	2,669,221	2,676,369
Commercial mixed use real estate	-	-	-	1,170	1,170	338,963	340,133
Commercial real estate	207	-	-	6,265	6,472	388,059	394,531
Construction	-	-	-	-	-	476	476
Total real estate	$6,994	$155	$190	$8,880	$16,219	$3,487,166	$3,503,385
Consumer	$2	$5	$-	$8	$15	$2,408	$2,423
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2012.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on five real estate loans with an aggregate outstanding balance of  $1,031 at December 31, 2013, and one loan with an outstanding balance of $190 at December 31, 2012, all of which were 90 days or more past due on their respective contractual maturity dates.  The five loans at December 31, 2013, which included the $190 loan outstanding at December 31, 2012, continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and all contractual amounts owed were expected to be received.  Therefore, these loans remained on accrual status and were deemed performing assets at both December 31, 2013 and December 31, 2012.

TDRs.

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of December 31, 2013			As of December 31, 2012
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential and cooperative unit	3	$934	3	$948
Multifamily residential and residential mixed use	4	1,148	5	1,953
Commercial mixed use real estate	-	-	1	729
Commercial real estate	5	22,245	13	47,493
Total real estate	12	$24,327	22	$51,123

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of December 31, 2013			As of December 31, 2012
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	12	$24,327	22	$51,123
TDRs on accrual status at period end	10	18,620	20	44,858
TDRs on non-accrual status at period end	2	5,707	2	6,265

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both December 31, 2013 and December 31, 2012.

There were no loan modifications during the year ended December 31, 2013 that met the definition of a TDR.  The following table summarizes activity related to TDRs for the periods indicated:

	For the Year Ended December 31, 2013			For the YearEnded December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Multifamily residential and residential mixed use	-	-	-	1	$459	$459
Commercial real estate	-	-	-	2	4,430	4,430
TOTAL	-	-	-	3	$4,889	$4,889

During the years ended December 31, 2013 and 2012, the Company made modifications to other existing loans that were deemed both insignificant and sufficiently temporary in nature, thus not warranting classification as TDRs.  Such activity was immaterial.

The Bank's allowance for loan losses at December 31, 2013 reflected $451 of allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2012 reflected $520 of allocated reserve associated with TDRs.  Activity related to reserves associated with TDRs was immaterial during the year ended December 31, 2013.  During the year ended December 31, 2012, allocated reserves totaling $1,064 associated with nine TDRs were reversed, as improvement in the underlying conditions of these loans resulted in the determination that the allocated reserve was no longer warranted.  In addition, during the year ended December 31, 2012,  $154 of reserves were charged-off upon the disposal of two TDRs.

As of December 31, 2013 and December 31, 2012, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the years ended December 31, 2013 or 2012 (thus no significant impact to the allowance for loan losses during those periods).

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan's pre-modification rate for some of the performing TDRs).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral property or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Please refer to Note 6 for tabular information related to impaired loans.

Delinquent Serviced Loans Subject to a Recourse Obligation

As of December 31, 2013 and December 31, 2012, the Bank serviced a pool of multifamily loans sold to FNMA, and retained the First Loss Position.

At December 31, 2013, within the pool of multifamily loans sold to FNMA, there were no loans 90 days or more delinquent and one $400 loan delinquent between 30 and 89 days.  At December 31, 2012, within the pool of multifamily loans sold to FNMA, there was one $474 loan 90 days or more delinquent and one $229 loan delinquent between 30 and 89 days.
Under the terms of its seller/servicer agreement with FNMA, the Bank was obligated to remit to FNMA all monthly principal and interest payments under the original terms of the sold loans until the earliest of the following events: (i) the Bank re-acquired the loan from FNMA or the loan entered OREO status; (ii) the entire pool of loans sold to FNMA was either fully satisfied or entered OREO status; or (iii) the First Loss Position was fully exhausted.

Please refer to Notes 6 and 22 for further discussion of these loans.

6.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both December 31, 2013 and December 31, 2012.

Impaired Loan Component

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all condominium or cooperative apartment and one- to four-family residential real estate loans in excess of the FNMA Limits are individually evaluated for impairment.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: (1) the likely realizable value of a note sale; (2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or (3) the present value of estimated future cash flows (using the loan's pre-modification rate in the case of some performing TDRs).  For impaired loans on non-accrual status, either of the initial two measurements is utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral property in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both December 31, 2013 and December 31, 2012.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both December 31, 2013 and December 31, 2012, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at December 31, 2013 and December 31, 2012.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $53 at December 31, 2013 and $795 at December 31, 2012.  The decline resulted from both a reduction of $9,963 in the balance of such loans from December 31, 2012 to December 31, 2013, as well as the application of a lower loss percentage on these loans at December 31, 2013 compared to December 31, 2012 under the methodology employed.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both December 31, 2013 and December 31, 2012, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at December 31, 2013 and December 31, 2012.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans increased from $145 at December 31, 2012 to $185 at December 31, 2013, due to an increase of $15,401 in the balance of such loans, that was offset by a reduction in the expected loss percentage applied to such loans, from December 31, 2012 to December 31, 2013.

Pass Graded Loan Component

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with pass graded real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and condominium or cooperative apartment; 2) multifamily residential and residential mixed use; 3) commercial mixed use real estate, 4) commercial real estate; and 5) construction and land acquisition.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for pass graded real estate loans:

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

(ii) Economic conditions - At both December 31, 2013 and December 31, 2012, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

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

(v) Regulatory climate – Consideration is given to public statements made by the banking regulatory agencies that have a potential impact on the Bank's loan portfolio and allowance for loan losses.

(vi) Nature and volume of the portfolio – The Bank considers any significant changes in the overall nature and volume of its loan portfolio.

(vii) Changes in the quality and scope of the loan review function– The Bank considers the potential impact upon its allowance for loan losses of any adverse change in the quality and scope of the loan review function.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

	At or for the Year Ended December 31, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27
Provision (credit) for loan losses	(187)	10	891	(342)	(21)	351	18
Charge-offs	(117)	(504)	(391)	(9)	-	(1,021)	(21)
Recoveries	196	35	29	16	-	276	-
Ending balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24

Ending balance – loans individually evaluated for impairment	$1,199	$2,345	$4,400	$22,245	$-	$30,189	$-
Ending balance – loans collectively evaluated for impairment	72,757	2,920,205	371,510	302,451	268	3,667,191	2,139
Allowance balance associated with loans individually evaluated for impairment	-	-	1,320	451	-	1,771	-
Allowance balance associated with loans collectivelly evaluated for impairment	236	13,840	1,683	2,596	3	18,358	24

At or for the Year Ended December 31, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26
Provision (credit) for loan losses	624	1,583	1,744	56	(97)	3,910	11
Charge-offs	(777)	(2,478)	(821)	(521)	(3)	(4,600)	(10)
Recoveries	17	829	18	39	-	903	-
Transfer from reserve for loan commitments	-	52	5	25	-	82	-
Ending balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27

Ending balance – loans individually evaluated for impairment	$1,291	$2,460	$1,900	$47,493	$-	$53,144	$-
Ending balance – loans collectively evaluated for impairment	90,585	2,673,909	338,233	347,038	476	3,450,241	2,423
Allowance balance associated with loans individually evaluated for impairmentt	7	-	-	513	-	520	-
Allowance balance associated with loans collectivelly evaluated for impairment	337	14,299	2,474	2,869	24	20,003	27

At or for the Year December 31, 2011
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$409	$14,226	$1,331	$2,821	$345	$19,132	$34
Provision for loan losses	200	2,505	861	2,548	711	6,825	21
Charge-offs	(129)	(2,803)	(697)	(1,720)	(962)	(6,311)	(29)
Recoveries	-	220	48	147	-	415	-
Transfer from (to) reserve for loan commitments	-	165	(15)	(13)	30	167	-
Ending balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26

The following table summarizes impaired real estate loans as of and for the periods indicated (by collateral type within the real estate loan segment).

	At December 31, 2013			Year Ended December 31, 2013
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$1,066	$987	$-	$1,010	$42
With an allocated reserve	255	212	-	211	14
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,494	2,345	-	2,851	163
With an allocated reserve	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	-	-	-	1,272	200
With an allocated reserve	4,500	4,400	1,320	880	-
Commercial Real Estate
With no allocated reserve	8,316	7,203	-	22,787	1,100
With an allocated reserve	15,042	15,042	451	15,168	857
Construction
With no allocated reserve	-	-	-	-	-
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$11,876	$10,535	$-	$27,920	$1,505
With an allocated reserve	$19,797	$19,654	$1,771	$16,259	$871
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2012			Year Ended December 31, 2012
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$1,079	$1,079	$-	$867	$55
With an allocated reserve	258	212	7	452	19
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,767	2,460	-	5,434	341
With an allocated reserve	-	-	-	420	-
Commercial Mixed Use Real Estate
With no allocated reserve	1,900	1,900	-	2,516	74
With an allocated reserve	-	-	-	192	-
Commercial Real Estate
With no allocated reserve	33,416	32,217	-	29,362	1,675
With an allocated reserve	15,276	15,276	513	20,087	746
Construction
With no allocated reserve	-	-	-	-	-
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$39,162	$37,656	$-	$38,179	$2,145
With an allocated reserve	$15,534	$15,488	$520	$21,151	$765
(1) The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table summarizes the average recorded investment and interest income recognized on impaired loans during the year ended December 31, 2011.  For purposes of this table, adjustments between the unpaid principal balance of the loans and their recorded investment (including accrued interest receivable) are deemed to be immaterial:

	For the Year Ended Ended December 31, 2011
	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$1,406	$38
With an allocated reserve	565	31
Multifamily Residential and Residential Mixed Use
With no allocated reserve	11,194	795
With an allocated reserve	3,040	86
Commercial Mixed Use Real Estate
With no allocated reserve	3,901	191
With an allocated reserve	1,893	11
Commercial Real Estate
With no allocated reserve	15,243	407
With an allocated reserve	15,620	868
Construction
With no allocated reserve	3,835	227
With an allocated reserve	-	-
Total
With no allocated reserve	35,579	1,658
With an allocated reserve	21,118	996
(1) The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

Reserve Liability for First Loss Position

At both December 31, 2013 and December 31, 2012, the Bank serviced a pool of loans that it sold to FNMA and was subject to the First Loss Position.  The Bank maintained a reserve liability in relation to the First Loss Position that reflected estimated losses on this loan pool at each period end.  For performing loans within the FNMA serviced pool, the estimated losses were determined in a manner consistent with the pass graded loan component of the Bank's allowance for loan losses.  Estimated losses related to problem loans within the pool were determined in a manner consistent with impaired loans within the Bank's loan portfolio.  Please refer to Note 22 for a further discussion of the First Loss Position and reserve liability.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans and activity in the related liability:

	At or for the Year Ended December 31,
	2013	2012	2011
Outstanding balance of multifamily loans serviced for FNMA at period end	$208,375	$256,731	$308,104
Total First Loss Position at end of period	15,428	15,428	16,356
Reserve Liability on the First Loss Position
Balance at beginning of period	$1,383	$2,993	$2,993
Credit for losses on problem loans(1)	(305)	(1,286)	-
Charge-offs and other net reductions in balance	(38)	(342)	-
Balance at period end	$1,040	$1,383	$2,993
1 Amount recognized as a portion of mortgage banking income during the period.

The total First Loss Position remained unchanged during the year ended December 31, 2013.  During the year ended December 31, 2012, the Bank was contractually permitted to reduce the total First Loss Position by $928 due to the satisfaction of certain loans within the FNMA pool.

7. MORTGAGE SERVICING ACTIVITIES AND MORTGAGE BANKING INCOME

At December 31, 2013, 2012 and 2011, the Bank was servicing loans for others having principal balances outstanding of approximately $247,263, $361,820, and $486,514, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and processing foreclosure.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $4,378 and $6,758 at December 31, 2013 and 2012, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans sold with servicing rights retained.  Upon sale of these loans, the Company recorded an MSR, and has elected to account for the MSR under the "amortization method" prescribed under GAAP.  The aggregate MSR balance was$628 at December 31, 2013, $1,115 at December 31, 2012 and $1,604 at December 31, 2011, respectively.

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Year Ended December 31,
	2013	2012	2011
Gain on the sale of loans originated for sale	$13	$68	$5
Credit to reduce the liability for the First Loss Position	305	1,286	-
Mortgage banking fees	155	414	564
Net mortgage banking income	$473	$1,768	$569

8. PREMISES AND FIXED ASSETS, NET

The following is a summary of premises and fixed assets, net:

	December 31, 2013	December 31, 2012
Land	$7,067	$7,067
Buildings	19,445	23,332
Leasehold improvements	11,665	10,661
Furniture, fixtures and equipment	13,366	12,793
Premises and fixed assets, gross	51,543	53,853
Less: accumulated depreciation and amortization	(25,466)	(23,335)
Premises and fixed assets, gross	$26,077	$30,518
Premises held for sale(1)	3,624	-

(1) At December 31, 2013, the Company had a pending contract of sale on a real estate premises with a net book value of $3,624.  The net proceeds from the sale, which is expected to close during the year ending December 31, 2014, are anticipated to exceed the current book value, thus the book value has been retained as its recorded balance as of December 31, 2013.

Depreciation and amortization expense amounted to approximately $2,780, $2,828 and $2,851 during the years ended December 31, 2013, 2012 and 2011, respectively.  Proceeds from the sales of premises and fixed assets were $17,477 during the year ended December 31, 2012.  A gain of  $13,726 was recognized on these sales.  There were no sales of premises and fixed assets during the years ended December 31, 2013 and 2011.

9. FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 480,508 shares and 450,112 shares at December 31, 2013 and 2012, respectively. The Bank recorded dividends on the FHLBNY capital stock of $1,698, $2,124 and $2,347 during the years ended December 31, 2013, 2012 and 2011, respectively.

10. DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2013		At December 31, 2012
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.05%	$376,900	0.15%	$371,792
Certificates of deposit ("CDs")	1.55	828,409	1.68	891,975
Money market accounts	0.50	1,040,079	0.57	961,359
Interest bearing checking accounts	0.08	87,301	0.16	95,159
Non-interest bearing checking accounts	-	174,457	-	159,144
TOTAL	0.73%	$2,507,146	0.86%	$2,479,429

The following table presents a summary of future maturities of CDs outstanding at December 31, 2013:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2014	$426,186	1.17%
2015	190,436	1.70
2016	43,295	1.91
2017	53,285	2.17
2018	93,519	2.25
2019 and beyond	21,688	1.88
TOTAL	$828,409	1.54	%(1)
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 1.55% at December 31, 2013.

The aggregate amount of CDs with a minimum denomination of one-hundred thousand dollars was approximately $354,545 and $371,697 at December 31, 2013 and 2012, respectively.

11.   REPOs

Presented below is information concerning REPOs:

	At or for the Year Ended December 31,
	2013	2012		2011
Balance outstanding at end of period	$-	$-		$195,000
Average interest cost at end of period	-%	-%		4.33%
Average balance outstanding during the period	$-	$132,910		$195,000
Average interest cost during the period	-%	26.24	%(a)	4.33%
Estimated fair value of underlying collateral	$-	$-		$214,446
Maximum balance outstanding at month end during the year	$-	$195,000		$195,000
(a) Excluding a prepayment charge of $28,772 included in interest expense on borrowed funds in the consolidated statements of operations, the average interest cost would have been 4.33% during the year ended December 31, 2012.

12. FHLBNY ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $910,000 and $842,500 at December 31, 2013 and 2012, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 2.89%, 2.96%, and 3.17% during the years ended December 31, 2013, 2012 and 2011, respectively.  The average interest rate on outstanding FHLBNY Advances was 2.35% and 2.68% at December 31, 2013 and 2012, respectively.  In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $1,203,939 as of December 31, 2013 and $1,362,495 as of December 31, 2012, and maintained sufficient qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure Advances in excess of its borrowing limit at both December 31, 2013 and 2012.  Certain of the FHLBNY Advances outstanding at December 31, 2013 contained call features that may be exercised by the FHLBNY.  Prepayment penalties were associated with all fixed rate Advances outstanding as of December 31, 2013 and 2012.

The following table presents a summary of future maturities of FHLBNY Advances outstanding at December 31, 2013:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2014	$299,500	2.08%
2015	284,500	2.55
2016	151,000	2.03
2017	132,500	3.07
2018	42,500	1.80
TOTAL	$910,000	2.35%

13. TRUST PREFERRED SECURITIES PAYABLE

On March 19, 2004, the Holding Company completed an offering of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering.  The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and became callable without penalty at any time on or after April 15, 2009.  The outstanding balance of the trust preferred securities was $70,680 at both December 31, 2013 and 2012.  The Holding Company currently does not intend to call this debt.

Interest expense recorded on the trust preferred securities totaled $5,024, $5,024 and $5,024 during the years ended December 31, 2013, 2012 and 2011, respectively.

14. INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$22,475	$7,806	$30,281	$21,607	$7,351	$28,958	$25,580	$7,231	$32,811
Deferred	362	(1,302)	(940)	(1,395)	(673)	(2,068)	(1,145)	(78)	(1,223)
TOTAL	$22,837	$6,504	$29,341	$20,212	$6,678	$26,890	$24,435	$7,153	$31,588

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at Federal statutory rate	$25,511	$23,519	$27,614
State and local taxes, net of federal income tax benefit	4,228	4,341	4,319
Benefit plan differences	(445)	(114)	(122)
Adjustments for prior period returns and tax items	422	63	185
Investment in BOLI	(585)	(591)	(615)
Adjustment for unrecognized tax (benefits) liabilities	-	-	(1,026)
Other, net	210	(328)	1,233
TOTAL	$29,341	$26,890	$31,588
Effective tax rate	40.25%	40.02%	40.04%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities. The components of Federal and State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2013	2012
Allowance for loan losses	$9,518	$9,902
Employee benefit plans	15,478	17,681
Credit component of OTTI	4,088	4,052
Other	2,435	1,970
Total deferred tax assets	31,519	33,605
Deferred tax liabilities:
Tax effect of other components of income on investment securities and MBS	559	86
Difference in book and tax carrying value of fixed assets	986	337
Tax effect of purchase accounting fair value adjustments	-	-
Other	109	232
Total deferred tax liabilities	1,654	655
Net deferred tax asset (recorded in other assets)	$29,865	$32,950

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2013 and 2012, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

At December 31, 2013 and 2012, the Bank had accumulated bad debt reserves totaling $15,158 for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes.  Should the reserves as of

December 31, 2013 be fully recaptured, the Bank would recogniz $6,844 in additional income tax expense.  Should the reserves as of December 31, 2012 be fully recaptured, the Bank would recognize $6,985 in additional income tax expense.  The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations.  The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no unrecognized tax benefits as of December 31, 2013 and 2012.  The Company does not anticipate any material change to unrecognized tax benefits during the year ending December 31, 2014.

The following table reconciles the Company's gross unrecognized tax benefits for the periods indicated:

Year Ended December 31, 2011
Gross unrecognized tax benefits at the beginning of the period	$1,408
Lapse of statue of limitations	-
Settlement with taxing jurisdictions	-
Gross increases – current period tax positions	-
Gross decreases – current period tax positions	-
Gross increases – prior period tax positions	-
Gross decreases – prior period tax positions	(1,408)
Gross unrecognized tax benefits at the end of the period	$-

Related to the unrecognized tax benefits noted above, a liability totaling $440 for interest was eliminated during the year ended December 31, 2011.

As of December 31, 2013, the tax years ended December 31, 2010, 2011, 2012 and 2013 remained subject to examination by all of the Company's relevant tax jurisdictions, while the year ended December 31, 2009 remained subject to audit by New York City.  While the Company is currently under audit by certain taxing jurisdictions, no material impact to the financial statements is expected to result from these examinations.

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

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2013	2012	2011
Interest cost	$877	$921	$1,012
Expected return on plan assets	(1,518)	(1,451)	(1,442)
Amortization of unrealized loss	1,803	1,792	1,004
Net periodic cost	$1,162	$1,262	$574

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2013		2012
Accumulated benefit obligation at end of period	$22,751		$24,640
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$24,640		$22,907
Interest cost	877		921
Actuarial (gain) loss	(1,541)		1,883
Benefit payments	(1,099)		(1,071)
Settlements	(126)		-
Projected benefit obligation at end of period	22,751		24,640
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	20,958		20,030
Return on plan assets	4,156		1,956
Contributions	513		43
Benefit payments	(1,099)		(1,071)
Settlements	(126)		-
Balance at end of period	24,402		20,958

Funded status:
Excess (Deficiency) of plan assets over projected benefit obligation	1,651		(3,682)
Unrecognized loss from experience different from that assumed	N/	A	N/	A
Funded status at end of year	$1,651		$(3,682)

The change in accumulated other comprehensive income (loss) that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2013	2012
Balance at beginning of period	$(14,780)	$(15,193)
Amortization of unrealized loss	1,803	1,792
Gain (loss) recognized during the year	4,179	(1,379)
Balance at the end of the period	$(8,798)	$(14,780)
Period end component of accumulated other comprehensive loss (net of tax)	4,826	8,107

For the years ended December 31, 2013 and 2012, the Bank used December 31st as its measurement date for the Employee Retirement Plan.  The Bank contributed $513 to the Employee Retirement Plan during the year ended December 31, 2013.  The Bank expects to make contributions of $30 to the Employee Retirement Plan during the year ending December 31, 2014.  During the year ending December 31, 2014, $947 in actuarial gains are anticipated to be recognized as a reduction of net periodic cost.

Major assumptions utilized to determine the net periodic cost (credit) of the benefit obligations were as follows:

	At or for the Year Ended December 31,
	2013	2021
Discount rate used for net periodic cost (credit)	3.67%	4.15%
Discount rate used to determine benefit obligation at period end	4.56	3.67
Expected long-term return on plan assets used for net periodic cost (credit)	7.50	7.50
Expected long-term return on plan assets used to determine benefit obligation at period end	7.50	7.50

Employee Retirement Plan assets are invested in eleven funds.  Three of the funds were common collective investment funds, two of which are equity-based, and one of which is fixed-income based.  These common collective investment funds were privately offered, and the Employee Retirement Plan's investment in these common collective investment funds was therefore valued by the fund managers of each respective fund based on the Employee Retirement Plan's proportionate share of units of beneficial interest in the respective funds.  All of the common collective investment funds are audited, and the overwhelming majority of assets held in these funds (which derive the unit value of the common collective investment funds) are actively traded in established marketplaces.  The remaining eight funds owned by the Employee Retirement Plan were registered mutual funds at December 31, 2013.  These mutual funds are actively traded on national securities exchanges and are valued at their quoted market prices.

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan's investments measured at fair value on a recurring basis at December 31, 2013 (See Note 17 for a discussion of the fair value hierarchy).

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded):
Domestic Large Cap	$6,621	-	-	$6,621
Domestic Small Cap	3,455	-	-	3,455
International Equity	2,790	-	-	2,790
Fixed Income	4,747	-	-	4,747
Common collective investment funds:
Domestic Large Cap	-	4,435	-	4,435
Fixed Income	-	2,354	-	2,354
Total Plan Assets				$24,402

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan's investments measured at fair value on a recurring basis at December 31, 2012 (See Note 17 for a discussion of the fair value hierarchy).

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$3,437	-	-	$3,437
Domestic Small Cap	2,596	-	-	2,596
International Equity	2,414	-	-	2,414
Common collective investment funds:
Domestic Large Cap	-	5,022	-	5,022
Fixed Income	-	7,489	-	7,489
Total Plan Assets				$20,958

The long-term investment objective of the Employee Retirement Plan is to be invested 65% in equity funds and 35% in bond funds.  Asset rebalancing is performed at least annually, with interim adjustments when the investment mix varies in excess of 10% from the target.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2013	2012
Asset Category
Equity securities	71%	64%
Debt securities (bond mutual funds)	29	36
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2013 and 2012, respectively.

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of
6% to 9% and 3% to 6%, respectively.  The long-term inflation rate was estimated to be 3%.  When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected rate of return was determined to be 7.50% at December 31, 2013 and 2012.

Benefit payments, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2014	$1,537
2015	1,549
2016	1,545
2017	1,518
2018	1,522
2019 to 2023	7,300

BMP and Director Retirement Plan - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2013 and 2012, the BMP had investments in the Holding Company's common stock of $13,595 and $10,951, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75. The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2013	2012	2011
Service cost	$-	$-	$-
Interest cost	281	304	346
Amortization of unrealized loss	545	372	242
Net periodic cost	$826	$676	$588

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	At December 31,
	2013		2012
Accumulated benefit obligation at end of period	$8,645		$8,958
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$8,958		$8,112
Interest cost	281		304
Benefit payments	(181)		(159)
Actuarial (gain) loss	(413)		701
Projected benefit obligation at end of period	8,645		8,958
Plan assets at fair value:
Balance at beginning of period	-		-
Contributions	181		159
Benefit payments	(181)		(159)
Balance at end of period	-		-
Funded status:
Deficiency of plan assets over projected benefit obligation	(8,645)		(8,958)
Unrecognized (gain) loss from experience different from that assumed	N/	A	N/	A
Unrecognized net past service liability	N/	A	N/	A
Accrued expense included in other liabilities	$(8,645)		$(8,958)

The combined change in accumulated other comprehensive income that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2013	2012
Balance at beginning of period	$(2,039)	$(1,710)
Adjustment for change in actuarial calculation	-	-
Amortization of unrealized loss	545	372
Gain (loss) recognized during the year	413	(701)
Balance at the end of the period	$(1,081)	$(2,039)
Period end component of accumulated other comprehensive loss (net of tax)	593	1,119

Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2013	2012
Discount rate used for net periodic cost (credit) – BMP	3.09%	3.77%
Discount rate used for net periodic cost (credit) – Director Retirement Plan	3.30	3.84
Discount rate used to determine BMP benefit obligation at period end	4.00	3.09
Discount rate used to determine Director Retirement Plan benefit obligation at period end	4.22	3.30

As of December 31, 2013 and 2012, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.  Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that accrue.

Actuarial projections performed as of December 31, 2013 assumed the Bank will contribute $538 to the BMP and $190 to the Director Retirement Plan during the year ending December 31, 2014 in order to pay benefits due under the respective plans.  During the year ending December 31, 2014, actuarial losses of $69 related to the BMP and $29 related to the Director Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2014	$727
2015	722
2016	749
2017	731
2018	711
2019 to 2023	3,312

There is no defined contribution cost incurred by the Holding Company or the Bank under the Director Retirement Plan.  Defined contribution costs incurred by the Company related to the BMP were $2,377, $1,935 and $1,577 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Postretirement Benefit Plan benefits are available only to full-time employees who commenced collecting retirement benefits from the Retirement Plan in the RSI Retirement Trust immediately upon termination of service from the Bank. The Bank reserves the right at any time, to the extent permitted by law, to change, terminate or discontinue any of the group benefits, and can exercise the maximum discretion permitted by law in administering, interpreting, modifying or taking any other action with respect to the plan or benefits.

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2013	2012	2011
Service cost	$60	$83	$133
Interest cost	227	236	345
Amortization of unrealized loss	48	2	116
Net periodic cost	$335	$321	$594

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2013	2012
Discount rate used for net periodic cost (credit)	3.72%	4.28%
Rate of increase in compensation levels used for net periodic cost (credit)	3.50	3.50
Discount rate used to determine benefit obligation at period end	4.72	3.72
Rate of increase in compensation levels used to determine benefit obligation at period end	3.50	3.50

As of December 31, 2013, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $7. A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $8.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31, 2013		At December 31, 2012
Accumulated benefit obligation at end of period	$4,998		$6,191
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$6,191		$8,988
Service cost	60		83
Interest cost	227		236
Actuarial gain	(1,352)		(2,955)
Benefit payments	(128)		(161)
Projected benefit obligation at end of period	4,998		6,191
Plan assets at fair value:
Balance at beginning of period	-		-
Contributions	128		161
Benefit payments	(128)		(161)
Balance at end of period	-		-
Funded status:
Deficiency of plan assets over projected benefit obligation	(4,998)		(6,191)
Unrecognized loss from experience different from that assumed	N/	A	N/	A
Unrecognized net past service liability	N/	A	N/	A
Accrued expense included in other liabilities	$(4,998)		$(6,191)

The change in accumulated other comprehensive income (loss) that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2013	2012
Balance at beginning of period	$(1,000)	$(4,007)
Amortization of unrealized loss	48	2
Gain recognized during the year	1,352	3,005
Balance at the end of the period	$400	$(1,000)
Period end component of accumulated other comprehensive loss (net of tax)	(219)	549

As of December 31, 2013 and 2012, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 8.0% in 2013 and was assumed to decrease gradually to 5.0% in 2019 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $94.  A decline in the assumed medical care cost trend rates by 1% in each year would reduce the accumulated Postretirement Benefit Plan obligation by approximately $97.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2013 and 2012. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that accrue.

The Bank expects to contribute $169 to the Postretirement Benefit Plan during the year ending December 31, 2014 in order to pay benefits due under the plan.  During the year ending December 31, 2014, no actuarial gain or losses are anticipated to be recognized as components of net periodic cost.
Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2014	$169
2015	176
2016	184
2017	188
2018	193
2019 to 2023	1,012

401(k) Plan - The Bank also maintains the 401(k) Plan, which covers substantially all of its employees.  The Bank made discretionary contributions totaling $679, $647 and $641 to eligible 401(k) Plan participants during the years ended December 31, 2013, 2012 and 2011, respectively, which were recognized as a component of compensation expense.

The 401(k) Plan owned participant investments in the Holding Company's common stock for the accounts of participants totaling $10,016 and $8,976 at December 31, 2013 and 2012, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  The loan had an outstanding balance of $3,401 and $3,567 at December 31, 2013 and December 31, 2012, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years or upon attainment of age 65, death, disability, retirement or a "change of control" of the Holding Company as defined in the ESOP.  Common stock allocated to participating employees totaled 78,155 shares during each of the years ended December 31, 2013, 2012 and 2011.  The ESOP benefit expense is recorded based upon the fair value of the award shares, and totaled $1,753, $1,691 and $1,640, respectively, for the years ended December 31, 2013, 2012 and 2011.  Included in ESOP expense were dividends on unallocated common stock that were paid to participants.  These dividends totaled $569, $613 and $656 during the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Option Activity

The Company has made stock option grants to outside Directors and certain officers under the Stock Plans.  All option shares granted have a ten-year life.  The option shares granted to the outside Directors vest over one year, while the option shares granted to officers vest ratably over four years.  The exercise price of each option award was determined based upon the fair market value of the Holding Company's common stock on the respective grant dates.  Compensation expense recorded during the years ended December 31, 2013, 2012 and 2011 was determined based upon the fair value of the option shares on the respective dates of grant, as determined utilizing a recognized option pricing methodology.

There were no stock options granted during the year ended December 31, 2013.  The weighted average fair value per option at the date of grant for stock options granted during the years indicated was estimated as follows:

	Year Ended December 31,
	2012	2011
Estimated fair value on date of grant	$4.09	$4.82
Pricing methodology utilized	Black- Scholes	Black- Scholes
Expected life (in years)	6.53	6.80
Interest rate	1.21%	2.59%
Volatility	45.17%	42.35%
Dividend yield	4.04%	3.62%

Combined stock option activity related to the Stock Plans was as follows:

	At or for the Year Ended December 31,
	2013	2012	2011
Options outstanding – beginning of period	2,456,137	2,893,760	3,213,007
Options granted	-	24,440	91,583
Weighted average exercise price of grants	$-	$13.86	$15.46
Options exercised	833,334	455,051	385,758
Weighted average exercise price of exercised options	$13.47	$12.32	$10.93
Options forfeited	7,032	7,012	25,072
Weighted average exercise price of forfeited options	$16.93	$19.90	$15.76
Options outstanding - end of period(1)	1,615,771	2,456,137	2,893,760
Weighted average exercise price of outstanding options - end of period	$16.74	$15.63	$15.13
Remaining options available for grant	1,043,074	249,230	412,588
Vested options at end of period	1,563,493	2,317,799	2,682,156
Weighted average exercise price of vested options – end of period	$16.80	$15.78	$15.30
Cash received for option exercise cost	11,228	5,608	3,669
Income tax benefit recognized	531	319	371
Compensation expense recognized	194	309	528
Remaining unrecognized compensation expense	141	335	543
Weighted average remaining years for which compensation expense is to be recognized	1.2	1.8	2.7
Intrinsic value of options exercised during the period	$2,569	$871	$1,209
Intrinsic value of outstanding options at period end	2,243	722	639
Intrinsic value of vested options at period end	2,129	531	395
(1) At December 31, 2013, 2012 and 2011, respectively, expected forfeitures were immaterial.

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2013 were as follows:

	Outstanding Options		Vested Options
Exercise Prices	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
$8.34	24,582	5.3	24,582	5.3
$12.75	39,589	6.3	25,856	6.3
$13.74	370,062	3.3	370,062	3.3
$13.86	17,108	8.3	17,108	8.3
$15.10	257,579	1.4	257,579	1.4
$15.46	85,183	7.3	46,638	7.3
$16.45	76,320	1.1	76,320	1.1
$16.73	46,453	4.6	46,453	4.6
$18.18	80,000	4.4	80,000	4.4
$19.90	618,895	0.1	618,895	0.1
Total	1,615,771	2.1	1,563,493	2.0

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the 2004 Stock Incentive Plan.  Awards made to the outside Directors vest over one year, while officer awards vest ratably over four years.  All awards were made at the fair value of the Holding Company's common stock on the award date.  Compensation expense on all restricted stock awards was thus recorded during the years ended December 31, 2013, 2012 and 2011 based upon the fair value of the shares on the respective dates of grant.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan:

	At or for the Year Ended December 31,
	2013	2012	2011
Unvested allocated shares – beginning of period	328,003	324,454	309,783
Shares granted	145,925	141,289	126,304
Shares vested	155,614	135,369	109,649
Shares forfeited	-	2,371	1,984
Unvested allocated shares – end of period	318,314	328,003	324,454
Unallocated shares – end of period	-	-	-
Compensation recorded to expense	$2,011	$1,842	$1,578
Income tax benefit recognized	104	70	60
Fair value of shares vested during the period	$1,944	$1,834	$1,671
Weighted average remaining years for which compensation expense is to be recognized	1.2	1.3	1.3

Long Term Cash Incentive Payment Plan – During the years ended December 31, 2013, 2012 and 2011, the Company made long term incentive awards to certain officers that were payable in cash.  During the years ended December 31, 2013 and 2012, such awards were made to eight executive officers, while during the year ended December 31, 2011, such award was made to only one executive officer.  For each award, a threshold (50% of target), target (100% of target) and maximum (150% of target) payment opportunity is eligible to be earned based on the Company's relative performance on certain measurement goals over a three-year measurement period.  Both the measurement goals and the peer group utilized to determine the Company's relative performance are established at the onset of the measurement period and cannot be altered subsequently.

At December 31, 2013, a liability totaling $1,383 was recorded for expected future payments under the long-term cash incentive payment plan.  This liability reflects the expectation of the most likely payment outcome determined for each individual incentive award (based upon both period-to-date actual and estimated future results for each award period).  During the years ended December 31, 2013, 2012 and 2011, total expense recognized related to long-term cash incentive payment plan awards were $639, $717 and $595, respectively.

16. COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2013 and 2012, the Bank had outstanding commitments to make real estate loans that were accepted by the borrower aggregating approximately $83,831 and $60,470, respectively.  At both December 31, 2013 and 2012, the great majority of these commitments were to originate adjustable-rate real estate loans.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  The primary concentrations of credit risk associated with these commitments were geographical (as the majority of committed loans were collateralized by properties located in the New York City metropolitan area) and the proportion of the commitments comprised of multifamily residential and commercial real estate loans.

Unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $43,049 at December 31, 2013 and $37,253 at December 31, 2012.

At December 31, 2013, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity.  At December 31, 2013, this amount approximated $294,000.

Lease Commitments - At December 31, 2013, aggregate minimum annual rental commitments on operating leases were as follows:

Lease Year Ending December 31,	Amount
2014	$2,918
2015	2,884
2016	2,948
2017	2,998
2018	2,890
Thereafter	16,831
Total	31,469

Rental expense for the years ended December 31, 2013, 2012 and 2011 totaled $3,477, $3,028, and $2,952, respectively.

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

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Gains(Losses) for the Year Ended December 31, 2013
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,311	$1,311	$-	$-	$290
International Equity Mutual Funds	164	164	-	-	23
Fixed Income Mutual Funds	5,347	5,347	-	-	(48)
Investment securities available-for-sale:
Agency notes	15,091	-	15,091	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,016	2,016	-	-	-
International Equity Mutual Funds	427	427	-	-	-
Fixed Income Mutual Funds	1,115	1,115	-	-	-
Pass-through MBS issued by GSEs	29,959	-	29,959	-	-
CMOs issued by GSEs	321	-	321	-	-
Private issuer pass through MBS	680	-	680	-	-
Private issuer CMOs	583	-	583	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Gains for the Year Ended December 31, 2012
Trading Securities (Registered Mutual Funds)
Domestic Equity Mutual Funds	$930	$930	$-	$-	$89
International Equity Mutual Funds	129	129	-	-	12
Fixed Income Mutual Funds	3,815	3,815	-	-	11
Investment securities available-for-sale:
Agency notes	29,945	-	29,945	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,502	1,502	-	-	-
International Equity Mutual Funds	358	358	-	-	-
Fixed Income Mutual Funds	1,145	1,145	-	-	-
Pass-through MBS issued by GSEs	44,678	-	44,678	-	-
CMOs issued by GSEs	2,462	-	2,462	-	-
Private issuer pass through MBS	955	-	955	-	-
Private issuer CMOs	926	-	926	-	-

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

With one immaterial exception, the agency notes and MBS owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both December 31, 2013 and December 31, 2012.  Obtaining market values as of December 31, 2013 and December 31, 2012 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	477	-	-	477
Multifamily Residential and Residential Mixed Use Real Estate	325	-	-	325
Commercial Mixed Use Real Estate	4,400	-	-	4,400
Commercial Real Estate	5,707	-	-	5,707

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
Multifamily Residential and Residential Mixed Use Real Estate	$450	$-	$-	$450
Commercial Real Estate	6,472	-	-	6,472

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at December 31, 2013 and 2012 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 2 input), or, more commonly, a recent real estate appraisal (Level 3 input).  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of December 31, 2013, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $12,392, , and a valuation allowance of  $1,320 within the allowance for loan losses.  As of December 31, 2012, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $6,922, and no valuation allowance within the allowance for loan losses.  The recognition of the $1,320 valuation allowance impacted the provision for loan losses during the year ended December 31, 2013.  Otherwise, these loans had no impact on the provision for loan losses.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2013:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Minimum Value		Maximum Value		Weighted Average Value
$4,607	Income approach only	Capitalization rate	N/A	(1)	N/A	*	7.5%
		Reduction for planned expedited disposal	N/A	(1)	N/A	*	0.4%

802	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0	%-	15.0%		5.0%
		Capitalization rate (income approach component)	7.8%		8.5%		8.3%
		Reduction for planned expedited disposal	20.0%		30.0%		26.0%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale based upon comparable note sale experience	N/A	(1)	N/A	(1)	17.0%
(1)  Only one loan in this population.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2012:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Minimum Value	Maximum Value	Weighted Average Value
$207	Income approach only	Capitalization rate	N/A(1)	N/A(1)	7.5%
		Reduction for planned expedited disposal	N/A(1)	N/A(1)	10.0%

1,215	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%	6.0%	3.8%
		Capitalization rate (income approach component)	7.3%	7.5%	7.4%
		Reduction for planned expedited disposal	10.0%	25.0%	15.6%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale based upon comparable note sale experience	N/A(1)	N/A(1)	17.0%
(1)  Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 and December 31, 2012 were as follows:

		Fair Value at December 31, 2013 Using
At December 31, 2013	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$45,777	$45,777		-		-		$45,777
Investment securities held to maturity (TRUPS)	5,341	-		-		5,163		5,163
Loans, net	3,679,366	-		-		3,718,604		3,718,604
Premises held for sale	3,624	-		4,400		-		4,400
Accrued interest receivable	12,066	-		178		11,888		12,066
MSR	628	-		1,006		-		1,006
FHLBNY capital stock	48,051	n/	a	n/	a	n/	a	n/	a
Liabilities:
Savings, money market and checking accounts	1,678,737	1,678,737		-		-		1,678,737
CDs	828,409	-		839,059		-		839,059
Escrow and other deposits	69,404	69,404		-		-		69,404
FHLBNY Advances	910,000	-		934,336		-		934,336
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,642	-		2,642		-		2,642

		Fair Value at December 31, 2012 Using
At December 31, 2012	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$79,076	$79,076		-		-		$79,076
Investment securities held to maturity (TRUPS)	5,927	-		-		6,195		6,195
Loans, net	3,485,258	-		-		3,610,065		3,610,065
Loans held for sale	560	-		560		-		560
Accrued interest receivable	13,518	-		359		13,159		13,518
MSR	1,115	-		1,511		-		1,511
FHLBNY capital stock	45,011	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	1,587,454	1,587,454		-		-		1,587,454
CDs	891,975	-		907,657		-		907,657
Escrow and other deposits	82,753	82,753		-		-		82,753
FHLBNY Advances	842,500	-		885,774		-		885,774
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,528	-		2,827		-		2,827

Methods and assumptions used to estimate fair values for financial assets and liabilities other than those previously discussed are summarized as follows:

Cash and Due From Banks – The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

Federal Funds Sold and Other Short Term Investments – As a result of their short duration to maturity, the fair value of these assets, principally overnight deposits, is assumed to be equal to their carrying value due (deemed a Level 1 valuation).

TRUPS Held to Maturity – At both December 31, 2013 and December 31, 2012, the Company owned seven TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of December 31, 2013.  As a result, at both December 31, 2013 and December 31, 2012, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45%

weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i)  Discount Rate – Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the seven TRUPS, as follows:

(1) Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of December 31, 2013 ranged from 1.6%% to 2.4%, with a weighted average value of 2.2%.

(2)  Current discount rate – the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."  The existing discount rates utilized to compute fair value as of December 31, 2013 ranged from 5.1% to 8.6%, with a weighted average value of 6.1%.

       (ii)  Defaults – The Company utilized the most recently published measures of capital adequacy and/or problematic assets to estimate potential defaults in the collateral pool of performing issuers underlying the seven securities.  In instances where problematic assets equaled or exceeded the issuer's regulatory capital, or the issuer's capital level fell below the limits established by the regulatory agencies, defaults were deemed probable to occur.  Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of December 31, 2013 ranged from  0.0% to 4.0% of the performing security pool balance, with a weighted average rate of 1.1%.  The Company additionally utilized a standard default rate of 1.2% every three years, which was applied uniformly.

       (iii)  Cash Flows – The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10.0% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at December 31, 2013 and December 31, 2012, the Company utilized a minimum of two additional cash flow valuation models in order to estimate the fair value of TRUPS.  Two of the three independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions utilized to derive estimated cash flows, individual bank defaults and discount rate.  At December 31, 2012, a third independent cash flow valuation model was utilized which was derived from a different methodology in which the actual cash flow estimate based upon the underlying collateral of the securities (including default estimates) was not considered.  Instead, this cash flow valuation model utilized a discount rate determined from the Bloomberg fair market value curve for similar assets that continued to trade actively, with adjustments made for the illiquidity of the TRUPS market.  This valuation model was not utilized as of December 31, 2013 as its rendered valuation was not deemed indicative of current market pricing.   Weighting was applied, as deemed appropriate, to all valuations utilized at each period end, including the Internal Cash Flow Valuation.

Loans, Net – The fair value of impaired loans that are measured at fair value is determined in the manner described commencing on page F-114.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair value of loans receivable other than impaired loans measured at fair value, is shown under the Level 3 valuation column.

Premises Held For Sale – The fair value of premises held for sale is determined utilizing an executed sales price (pending closing) or an independent property appraisal utilizing comparable sales data (either deemed a Level 2 valuation).

Accrued Interest Receivable – The estimated fair value of accrued interest receivable approximates its carrying amount, and is deemed to be valued at an input level comparable to its underlying financial asset.

MSR – On a quarterly basis, the aggregate balance of the MSR is evaluated for impairment based upon the fair value of the rights as compared to their carrying amount.  If the aggregate carrying amount of the MSR exceeds fair value, impairment is recorded on the MSR so that they are carried at fair value.  Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2 input).

FHLBNY Capital Stock – It is not practicable to determine the fair value of FHLBNY capital stock due to restrictions placed on transferability.

Deposits – The fair value of savings, money market, and checking accounts is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), which has been deemed a Level 1 valuation.  The fair value of CDs is based upon the present value of contractual cash flows using current interest rates for instruments of the same remaining maturity (deemed a Level 2 valuation).

Escrow and Other Deposits – The fair value of escrow and other deposits is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), which has been deemed a Level 1 valuation.

REPOS and FHLBNY Advances – REPOS are accounted for as financing transactions.  Their fair value is measured by the discounted anticipated cash flows through contractual maturity or next interest repricing date, or an earlier call date if, as of the valuation date, the borrowing is expected to be called (deemed a Level 2 valuation).  The carrying amount of accrued interest payable on REPOS and FHLBNY Advances is its fair value and is deemed a Level 2 valuation.

Trust Preferred Securities Payable – The fair value of trust preferred securities payable is estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements (deemed a Level 2 valuation), and is provided to the Company quarterly independently by a market maker in the underlying security.

Accrued Interest Payable – The estimated fair value of accrued interest payable approximates its carrying amount, and is deemed to be valued at an input level comparable to its underlying financial liability.

18. TREASURY STOCK

The Holding Company did not purchase any shares of its common stock into treasury during the years ended December 31, 2013 or 2012.

19. REGULATORY MATTERS

The Bank is subject to regulation, examination, and supervision by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized.  The FDIC utilizes these categories of capital adequacy to determine various matters, including, but not limited to, prompt corrective action and deposit insurance premium assessment levels.  Capital levels and adequacy classifications may also be subject to qualitative judgments by the Bank's regulators regarding, among other factors, the components of capital and risk weighting.

Quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total risk-based capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2013 and 2012, the Bank exceeded all minimum capital adequacy requirements to which it was subject.
As of December 31, 2013 and 2012, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Bank was required to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$376,717	9.52%	$158,298	4.00%	$197,872	5.00%
Leverage capital	376,717	9.52	158,298	4.00	197,872	5.00
Tier I risk-based capital (to risk weighted assets)	376,717	12.64	119,169	4.00	178,753	6.00
Total risk-based capital (to risk weighted assets)	397,935	13.36%	238,338	8.00%	297,922	10.00%

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$383,042	9.98%	$153,493	4.00%	$191,866	5.00%
Leverage capital	383,042	9.98	153,493	4.00	191,866	5.00
Tier I risk-based capital (to risk weighted assets)	383,042	12.98	114,191	4.00	171,286	6.00
Total risk-based capital (to risk weighted assets)	405,077	13.72%	228,232	8.00%	285,477	10.00%

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2013			At December 31, 2012
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
Stockholders' equity	$427,209	$427,209	$427,209	$428,892	$428,892	$428,892
Non-allowable assets:
MSR	(63)	(63)	(63)	(111)	(111)	(111)
Accumulated other comprehensive loss	5,209	5,209	5,209	9,899	9,899	9,899
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	376,717	376,717	376,717	383,042	383,042	383,042
General regulatory valuation allowance	-	-	21,218	-	-	22,035
Total (Tier 2) risk based capital	376,717	376,717	397,935	383,042	383,042	405,077
Minimum capital requirement	158,298	158,298	238,338	153,493	153,493	228,232
Regulatory capital excess	$218,419	$218,419	$159,597	$229,549	$229,549	$176,845

20. UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2013 and 2012:

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net interest income	$32,314	$33,752	$31,653	$30,767	(1)
Provision (credit) for loan losses	157	28	240	(56)
Net interest income after provision for loan losses	32,157	33,724	31,413	30,823
Non-interest income	1,898	1,721	2,008	1,837	(1)
Non-interest expense	16,309	15,347	15,575	15,461
Income before income taxes	17,746	20,098	17,846	17,199
Income tax expense	7,176	8,059	7,215	6,891
Net income	$10,570	$12,039	$10,631	$10,308
EPS (1):
Basic	$0.30	$0.34	$0.30	$0.29
Diluted	$0.30	$0.34	$0.30	$0.29
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
EPS (2):
Basic	$0.30	$0.34	$0.34	$0.19
Diluted	$0.30	$0.34	$0.34	$0.19
(1) During the three months ended December 31, 2012, a charge of $25,582on the prepayment of REPOS was recognized as a reduction to net interest income, and a gain on the sale of premises and fixed assets of $13,726 was recognized as a component of non-interest income.
(2) The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences.

21. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2013 and 2012, and the related statements of operations and cash flows for the years ended December 31, 2013, 2012 and 2011, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., and its unconsolidated subsidiary, Dime Community Capital Trust I, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31, 2013	At December 31, 2012
ASSETS:
Cash and due from banks	$61,665	$17,684
Investment securities available-for-sale	3,558	3,006
Trading securities	6,822	4,874
MBS available-for-sale	573	716
ESOP loan to subsidiary	3,401	3,567
Investment in subsidiaries	427,083	429,533
Other assets	3,435	3,664
Total assets	$506,537	$463,044

LIABILITIES AND STOCKHOLDERS' EQUITY:
Trust Preferred securities payable	70,680	$70,680
Other liabilities	351	790
Stockholders' equity	435,506	391,574
Total liabilities and stockholders' equity	$506,537	$463,044

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME(1)

	Year Ended December 31,
	2013	2012	2011
Net interest loss	$(4,851)	$(4,830)	$(4,831)
Dividends received from Bank	54,500	20,000	20,000
Non-interest income	812	1,493	453
Non-interest expense	(636)	(635)	(516)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	49,825	16,028	15,106
Income tax credit	2,183	1,823	2,277
Income before equity in undistributed earnings of direct subsidiaries	52,008	17,851	17,383
Equity in (over-distributed) undistributed earnings of subsidiaries	(8,460)	22,457	29,926
Net income	$43,548	$40,308	$47,309
 (1) Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2013, 2012 and 2011.

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash flows from Operating Activities:
Net income	$43,548	$40,308	$47,309
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over-distributed (undistributed) earnings of direct subsidiaries	8,460	(22,457)	(29,926)
Net gain on the sale of investment securities available for sale	(110)	(941)	(22)
Net (gain) loss on trading securities	(265)	(103)	34
Net amortization	-	-	-
Decrease (Increase) in other assets	355	1,866	(296)
(Decrease) Increase in other liabilities	(595)	(149)	71
Net cash provided by operating activities	51,393	18,524	17,170

Cash flows from Investing Activities:
Proceeds from sale of investment securities available-for-sale	366	2,418	226
Proceeds from the sale of trading securities	131	-	-
Purchases of investment securities available-for-sale	(458)	(403)	(291)
Reimbursement from subsidiary for purchases of investment securities available-for-sale	642	2,917	275
Net purchases of trading securities	(202)	(2,997)	(318)
Principal collected on MBS available-for-sale	138	72	70
Principal repayments on ESOP loan	166	154	142
Net cash provided by investing activities	783	2,161	104

Cash flows from Financing Activities:
Common stock issued for exercise of stock options	11,228	5,608	3,669
Equity award distribution	293	145	-
Cash dividends paid to stockholders	(19,716)	(19,208)	(18,887)
Net cash used in financing activities	(8,195)	(13,455)	(15,218)

Net increase in cash and due from banks	43,981	7,230	2,056
Cash and due from banks, beginning of period	17,684	10,454	8,398
Cash and due from banks, end of period	$61,665	$17,684	$10,454

22.  SUBSEQUENT EVENT

In February 2014, the Bank re-acquired the entire remaining pool of multifamily loans sold to FNMA discussed in Notes 5 and 6.  As a result of the re-acquisition, the First Loss Position and related reserve amounts shown in Note 6 have been extinguished.  No reserves for losses on these loans were included in the Bank's allowance for loan losses upon acquisition.  In the event that subsequent adverse conditions warrant losses to be recognized, such losses will be accounted for under the Bank's allowance for loan losses.

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