Form 10-Q
period 2014-03-31
DIME COMMUNITY BANCSHARES INC
filed 2014-05-08
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                    March 31, 2014
OR

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 6, 2014
$0.001 Par Value	36,859,347

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company's control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	the net interest margin is subject to material short-term fluctuation based upon market rates;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the "Bank");
•	changes in accounting principles, policies or guidelines may cause the Company's financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
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

Item 1.                           Condensed Consolidated Financial Statements
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)
	March 31, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$$66,120	$$45,777
Total cash and cash equivalents	66,120	45,777
Investment securities held-to-maturity (estimated fair value of $5,820 and $5,163 at March 31, 2014 and December 31, 2013, respectively)(fully unencumbered)	5,324	5,341
Investment securities available-for-sale, at fair value (fully unencumbered):	3,654	18,649
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered):	30,652	31,543
Trading securities	6,948	6,822
Loans:
Real estate, net	3,943,521	3,697,380
Consumer loans	1,873	2,139
Less allowance for loan losses	(20,429)	(20,153)
Total loans, net	3,924,965	3,679,366
Loans held for sale	-	0
Premises and fixed assets, net	26,067	26,077
Premises held for sale	-	3,624
Federal Home Loan Bank of New York ("FHLBNY") capital stock	53,593	48,051
Other Real Estate Owned ("OREO")	18	18
Goodwill	55,638	55,638
Other assets	107,390	107,284
Total Assets	$4,280,369	$4,028,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,410,338	$2,332,689
Non-interest bearing deposits	176,636	174,457
Total deposits	2,586,974	2,507,146
Escrow and other deposits	110,062	69,404
FHLBNY advances	1,033,150	910,000
Trust Preferred securities payable	70,680	70,680
Other liabilities	37,868	35,454
Total Liabilities	3,838,734	3,592,684
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($ 0.01 par, 9,000,000 shares authorized, none issued or outstanding at Match 31, 2014 and December 31, 2013)	-	-
Common stock ($ 0.01 par, 125,000,000 shares authorized, 52,862,963 shares and 52,854,483 shares issued at March 31, 2014 and December 31, 2013, respectively, and 36,720,170 shares and 36,712,951 shares outstanding at March 31, 2014 and December 31, 2013, respectively)	528	528
Additional paid-in capital	252,680	252,253
Retained earnings	408,009	402,986
Accumulated other comprehensive loss, net of deferred taxes	(4,637)	(4,759)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,718)	(2,776)
Unearned Restricted Stock Award common stock	(2,680)	(3,193)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,012)	(9,013)
Treasury stock, at cost (16,142,793 shares and 16,141,532 shares at March 31, 2014 and December 31, 2013, respectively)	(200,535)	(200,520)
Total Stockholders' Equity	441,635	435,506
Total Liabilities And Stockholders' Equity	$4,280,369	$4,028,190
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)
	Three Months Ended March 31,
	2014	2013
Interest income:
Loans secured by real estate	$40,861	$43,148
Other loans	25	25
Mortgage-backed securities	248	459
Investment securities	70	129
Federal funds sold and other short-term investments	522	544
Total interest income	41,726	44,305
Interest expense:
Deposits and escrow	4,621	5,201
Borrowed funds	6,850	6,790
Total interest expense	11,471	11,991
Net interest income	30,255	32,314
Provision for loan losses	281	157
Net interest income after provision for loan losses	29,974	32,157
Non-interest income:
Service charges and other fees	655	712
Net mortgage banking income	999	161
Net gain on securities	14	210
Net gain on the disposal of other assets	649	-
Income from bank owned life insurance	387	413
Other	356	402
Total non-interest income	3,060	1,898
Non-interest expense:
Salaries and employee benefits	8,519	8,933
Stock benefit plan amortization expense	989	1,018
Occupancy and equipment	2,750	2,532
Data processing costs	838	812
Federal deposit insurance premiums	505	511
Provision for losses on OREO	-	180
Other	2,222	2,323
Total non-interest expense	15,823	16,309
Income before income taxes	17,211	17,746
Income tax expense	7,177	7,176
Net income	$10,034	$10,570
Earnings per Share:
Basic	$0.28	$0.30
Diluted	$0.28	$0.30

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

Net Income	$10,034	$10,570
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $8 and $27 during the three months ended March 31, 2014 and 2013, respectively	12	34
Reduction in non-credit component of OTTI charge, net of taxes of $4 and $4 during the three months ended both March 31, 2014 and 2013	4	4
Reclassification adjustment for securities sold during the period, net of taxes of (50) during the three months ended March 31, 2013 (reclassified from net gain on securities)	-	(60)
Net unrealized securities gains (losses) arising during the period, net of (tax benefits) taxes of $(30) and $196 during the three months ended March 31, 2014 and 2013, respectively	(37)	241
Defined benefit plan adjustments, net of taxes of $118 during the three months ended March 31, 2014	143	-
Comprehensive Income	$10,156	$10,789
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
 (Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Common Stock (Par Value $0.01):
Balance at beginning of period	$528	$520
Shares issued in exercise of options	-	2
Balance at end of period	528	522
Additional Paid-in Capital:
Balance at beginning of period	252,253	239,041
Stock options exercised	139	2,060
Excess tax (expense) benefit related to stock benefit plans	(14)	71
Amortization of excess fair value over cost- ESOP stock and stock option expense	305	292
Return of shares to treasury for forfeited shares	(3)	-
Balance at end of period	252,680	241,464
Retained Earnings:
Balance at beginning of period	402,986	402,986
Net income for the period	10,034	10,570
Cash dividends declared and paid	(5,011)	(4,881)
Balance at end of period	408,009	384,855
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(4,759)	(9,640)
Other comprehensive income recognized during the period	122	219
Balance at end of period	(4,637)	(9,421)
ESOP:
Balance at beginning of period	(2,776)	(3,007)
Amortization of earned portion of ESOP stock	58	57
Balance at end of period	(2,718)	(2,950)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,193)	(3,122)
Amortization of earned portion of restricted stock awards	495	526
Return of shares to treasury for forfeited shares	18	-
Balance at end of period	(2,680)	(2,596)
Common Stock Held by BMP:
Balance at beginning of period	(9,013)	(8,800)
Award distribution	1	-
Balance at end of period	(9,012)	(8,800)
Treasury Stock, at cost:
Balance at beginning of period	(200,520)	(202,584)
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	(15)	10
Balance at end of period	(200,535)	(202,574)
Total Stockholders' Equity	$441,635	$400,500

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,034	$10,570
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on the sales of investment securities available-for-sale	-	(110)
Net gain recognized on on trading securities	(14)	(100)
Net gain on the sale of loans	(27)	(12)
Net gain on the sale of OREO and other assets	(649)	-
Net depreciation, amortization and accretion	673	720
Stock plan compensation (excluding ESOP)	531	599
ESOP compensation expense	327	286
Provision for loan losses	281	157
Provision for losses on OREO	-	180
Credit to reduce the liability for loans sold with recourse	(1,040)	(92)
Increase in cash surrender value of BOLI	(387)	(413)
Deferred income tax credit	(29)	55
Excess tax expense (benefit) of stock benefit plans	14	(71)
Changes in assets and liabilities:
Origination of loans held for sale	-	(1,393)
Proceeds from sale of loans held for sale	-	-
Decrease in other assets	-	-
Increase in other liabilities	3,478	4,507
Net cash provided by operating activities	13,623	18,279
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayments of investment securities held-to-maturity	52	279
Proceeds from calls and principal repayments of investment securities available-for-sale	15,000	14,750
Proceeds from sales of investment securities available-for-sale	-	366
Proceeds from sales of trading securities	-	131
Purchases of investment securities available-for-sale	(4)	(372)
Purchases of mortgage backed securities available-for-sale	(875)	-
Purchases of trading securities	(112)	(135)
Principal collected on mortgage backed securities available-for-sale	1,682	5,911
Proceeds from the sale of portfolio loans	12,970	4,079
Purchases of loans	(221,924)	(3,750)
Net increase in loans	(36,898)	(41,817)
Proceeds from the sale of premises	4,273	-
Purchases of fixed assets, net	(653)	(253)
(Purchase) Redemption of FHLBNY capital stock	(5,542)	4,275
Net cash used in investing activities	(232,031)	(16,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	79,828	121,886
Increase in escrow and other deposits	40,658	36,699
Repayment of FHLBNY advances	(645,000)	(95,000)
Proceeds from FHLBNY advances	768,150	-
Proceeds from exercise of stock options	139	2,062
Excess tax (expense) benefit of stock benefit plans	(14)	71
BMP benefit distribution	1	-
Cash dividends paid to stockholders	(5,011)	(4,881)
Net cash provided by Financing Activities	238,751	60,837
INCREASE IN CASH AND DUE FROM BANKS	20,343	62,580
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	45,777	79,076
CASH AND DUE FROM BANKS, END OF PERIOD	66,120	141,656
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,413	$7,623
Cash paid for interest	11,144	11,998
Loans transferred to OREO	-	765
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	12	34
Net decrease in non-credit component of OTTI	4	4

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, 842 Manhattan Avenue Corp., and Dime Community Capital Trust 1.  The Bank's direct subsidiaries are Boulevard Funding Corp., Dime Insurance Agency Inc., DSBW Preferred Funding Corporation, DSBW Residential Preferred Funding Corp., Dime Reinvestment Corp. and 195 Havemeyer Corp.

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

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2014 and December 31, 2013, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013, and the changes in stockholders' equity and cash flows for the three-month period ended March 31, 2014 and 2013.  The results of operations for the three-month periods ended March 31, 2014 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2014.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2013 and notes thereto.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"("ASU 2014-08").  ASU 2014-08 changes the criteria for reporting discontinued operations and provides financial statement users additional information related to the assets, liabilities, income, and expenses of discontinued operations.  ASU 2014-08 also seeks to both clarify existing confusion related to, and inconsistent financial reporting of, discontinued operations under existing GAAP guidance, and enhance convergence between GAAP and International Financial Reporting Standards.  Under ASU 2014-08, only disposals that represent strategic shifts and have a major effect on the organization's operations and financial results are to be presented as discontinued operations.  ASU 2014-08 further requires disclosure of the pretax income attributable to a disposal of a significant part of an organization that does not meet the criteria for discontinued operations reporting, providing users information about the ongoing trends in a reporting organization's results from continuing operations. Adoption of ASU 2014-08 is required for the quarterly period ended March 31, 2015, with early adoption permitted.  Adoption of ASU 2014-08 is not expected to have a material impact upon the Company's consolidated financial condition or results of operations.

4.   TREASURY STOCK

The Holding Company did not repurchase any of its common stock into treasury during the three months ended March 31, 2014 and 2013.

5.	OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net gain on securities in the accompanying consolidated statements of income.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended March 31, 2014
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	20	8	12
Total securities held-to-maturity and transferred securities	28	12	16
Securities available-for-sale:
Reclassification adjustment for net gains included in net income	-	-	0
Change in net unrealized gain during the period	(67)	(30)	(37)
Total securities available-for-sale	(67)	(30)	(37)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	261	118	143
Total defined benefit plans	261	118	143
Total other comprehensive income	$222	$100	$122
Three Months Ended March 31, 2013
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	61	27	34
Total securities held-to-maturity and transferred securities	69	31	38
Securities available-for-sale:
Reclassification adjustment for net gains included in net income	(110)	(50)	(60)
Change in net unrealized gain during the period	437	196	241
Total securities available-for-sale	327	146	181
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	-	-	-
Total defined benefit plans	-	-	-
Total other comprehensive income	$396	$177	$219

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2014	$(878)	$1,319	$(5,200)	$(4,759)
Other comprehensive income before reclassifications	16	(37)	-	(21)
Amounts reclassified from accumulated other comprehensive loss	-	-	143	143
Net other comprehensive income (loss) during the period	16	(37)	143	122
Balance as of March 31, 2014	$(862)	$1,282	$(5,057)	$(4,637)

Balance as of January 1, 2013	$(1,043)	1,178	$(9,775)	$(9,640)
Other comprehensive income before reclassifications	38	241	-	279
Amounts reclassified from accumulated other comprehensive loss	-	(60)	-	(60)
Net other comprehensive income during the period	38	181	0	219
Balance as of March 31, 2013	$(1,005)	$1,359	$(9,775)	$(9,421)

6.	EARNINGS PER SHARE ("EPS")

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2014	2013
Net income per the Consolidated Statements of Income	$10,034	$10,570
Less: Dividends paid and earnings allocated to participating securities	(45)	(46)
Income attributable to common stock	$9,989	$10,524
Weighted average common shares outstanding, including participating securities	36,094,495	35,147,851
Less: weighted average participating securities	(317,810)	(324,880)
Weighted average common shares outstanding	35,776,685	34,822,971
Basic EPS	$0.28	$0.30
Income attributable to common stock	$9,989	$10,524
Weighted average common shares outstanding	35,776,685	34,822,971
Weighted average common equivalent shares outstanding	112,899	56,268
Weighted average common and equivalent shares outstanding	35,889,584	34,879,239
Diluted EPS	$0.28	$0.30

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 364,715 and 1,300,035 weighted-average stock options outstanding for the three-month periods ended March 31, 2014 and 2013, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.	ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month periods ended March 31, 2014 and 2013, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2013, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended March 31,
	2014	2013
Options outstanding – beginning of period	1,615,771	2,456,137
Options granted	-	-
Options exercised	(8,480)	(157,670)
Options forfeited	(618,895)	(3,095)
Options outstanding – end of period	988,396	2,295,372
Intrinsic value of options exercised	$5	$150
Compensation expense recognized	36	73
Remaining unrecognized compensation expense	105	261
Intrinsic value of outstanding options at period end	2,294	1,070
Intrinsic value of vested options at period end	2,177	841
Weighted average exercise price of vested options – end of period	14.76	15.98

There were no grants of stock options during the three-month periods ended March 31, 2014 and 2013.

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan during the periods indicated:

	At or for the Three Months Ended March 31,
	2014	2013
Unvested allocated shares – beginning of period	318,314	328,003
Shares granted	-	-
Shares vested	-	(6,855)
Shares forfeited	(1,261)	-
Unvested allocated shares – end of period	317,053	321,148
Compensation recorded to expense	$495	$526

8.	LOANS RECEIVABLE AND CREDIT QUALITY

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

           The Company paid an aggregate premium of $13,163 on real estate loans repurchased during the three months ended March 31, 2014.  The premium will be amortized as an adjustment to interest income throughout the remaining estimated life of the loans.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate and construction and land acquisition loans, as well as one-to four family residential and cooperative and condominium  apartment loans with balances in excess of the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area ("FNMA Limits") that are deemed to meet the definition of impaired.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

At March 31, 2014 and December 31, 2013, the Bank had a portion of one loan classified as doubtful, with a full reserve applied against the balance deemed doubtful.  All real estate loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both March 31, 2014 and December 31, 2013.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at March 31, 2014
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$7,996	$-	$-	$-	$-	$7,996
Pass	58,807	3,158,734	296,484	353,786	-	3,867,811
Special Mention	7,517	13,703	5,428	17,529	222	44,399
Substandard	2,452	3,692	4,571	11,280	-	21,995
Doubtful	-	-	1,320	-	-	1,320
Total	$76,772	$3,176,129	$307,803	$382,595	$222	$3,943,521
(1) Amount comprised of fully performing one- to four-family residential and condominium and cooperative unit loans with balances equal to or less than the FNMA Limits.

	Balance at December 31, 2013
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$11,370	$-	$-	$-	$-	$11,370
Pass	53,472	2,900,979	364,808	299,122	-	3,618,381
Special Mention	6,651	17,938	5,203	4,420	-	34,212
Substandard	2,463	3,633	4,579	21,154	268	32,097
Doubtful	-	-	1,320	-	-	1,320
Total	$73,956	$2,922,550	$375,910	$324,696	$268	$3,697,380
(1) Amount comprised of fully performing one- to four-family residential and condominium and cooperative unit loans with balances equal to or less than the FNMA Limits.

For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at March 31, 2014	Balance at December 31, 2013
Performing	$1,857	$2,136
Non-accrual	16	3
Total	$1,873	$2,139

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At March 31, 2014
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$264	$200	$-	$1,382	$1,846	$74,926	$76,772
Multifamily residential and residential mixed use	-	-	2,699	1,271	3,970	3,172,159	3,176,129
Commercial mixed use real estate	-	-	-	4,400	4,400	303,403	307,803
Commercial real estate	-	-	-	5,707	5,707	376,888	382,595
Construction	-	-	-	-	-	222	222
Total real estate	$264	$200	$2,699	$12,760	$15,923	$3,927,598	$3,943,521
Consumer	$1	$5	$-	$16	$22	$1,851	$1,873
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2014.

At December 31, 2013
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$143	$302	$-	$1,242	$1,687	$72,269	$73,956
Multifamily residential and residential mixed use	744	-	1,031	1,197	2,972	2,919,578	2,922,550
Commercial mixed use real estate	-	-	-	4,400	4,400	371,510	375,910
Commercial real estate	404	-	-	5,707	6,111	318,585	324,696
Construction	-	-	-	-	-	268	268
Total real estate	$1,291	$302	$1,031	$12,546	$15,170	$3,682,210	$3,697,380
Consumer	$6	$4	$-	$3	$13	$2,126	$2,139
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2013.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on seven real estate loans with an aggregate outstanding balance of $2,699 at March 31, 2014, and five real estate loans with an aggregate outstanding balance of $1,031 at December 31, 2013, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructured Loans ("TDRs").

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of March 31, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	3	$930	3	$934
Multifamily residential and residential mixed use	4	1,137	4	1,148
Commercial mixed use real estate	-	-	-	-
Commercial real estate	5	22,165	5	22,245
Total real estate	12	$24,232	12	$24,327

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of March 31, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	12	$24,232	12	$24,327
TDRs on accrual status at period end	10	18,525	10	18,620
TDRs on non-accrual status at period end	2	5,707	2	5,707

 Accrual status for TDRs is determined separately for each TDR in accordance with the Bank's policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy and agency regulations.

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both March 31, 2014 and December 31, 2013.

There were no loan modifications during the three months ended March 31, 2014 or March 31, 2013 that met the definition of a TDR.

The Bank's allowance for loan losses at March 31, 2014 reflected $419 of allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2013 reflected $451 of allocated reserve associated with TDRs.  Activity related to reserves associated with TDRs was immaterial during the three-months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three month periods ended March 31, 2014 or December 31, 2013 (thus no significant impact to the allowance for loan losses during those periods).

Impaired Loans

A loan is considered impaired when, based on then current information and events, it is probable that all contractual amounts due will not be collected in accordance with the terms of the loan.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays or shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan's pre-modification rate for some of the performing TDRs).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Please refer to Note 9 for tabular information related to impaired loans.

Delinquent Serviced Loans Subject to a Recourse Obligation

Until February 20, 2014, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  This pool of loans was re-acquired on February 20, 2014, and the First Loss Position was extinguished.  At December 31, 2013 delinquencies within this pool of loans were immaterial.  On February 20, 2014, all of the loans in the repurchased pool were performing.  Any delinquencies related to these loans as of March 31, 2014 are reported in the table on page 12.

9.	ALLOWANCE FOR LOAN LOSSES AND LIABILITY FOR FIRST LOSS POSITION

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both March 31, 2014 and December 31, 2013.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both March 31, 2014 and December 31, 2013.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both March 31, 2014 and December 31, 2013, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at March 31, 2014 and December 31, 2013.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $100 at March 31, 2014 and $53 at December 31, 2013.  The increase resulted from both growth of $540 in the balance of such loans from December 31, 2013 to March 31, 2014, as well as the application of a higher loss percentage on these loans at March 31, 2014 compared to December 31, 2013 under the methodology employed.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both March 31, 2014 and December 31, 2013, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at March 31, 2014 and December 31, 2013.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans increased from $185 at December 31, 2013 to $231 at March 31, 2014, due to both an increase of $790 in the balance of such loans and an increase in the expected loss percentage applied to such loans, from December 31, 2013 to March 31, 2014.

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
(vii)	Changes in the quality and scope of the loan review function

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience - Loans within the pass graded loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  The Bank also reviews and considers the charge-off experience of peer banks in its lending marketplace in order to determine whether there may exist potential losses that have taken a longer period to flow through its allowance for loan losses.

(ii) Economic conditions - At both March 31, 2014 and December 31, 2013, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended March 31, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24
Provision (credit) for loan losses	49	338	(206)	102	(2)	281	1
Charge-offs	(9)	(37)	(30)	(108)	-	-184	-
Recoveries	1	170	0	7	-	178	-
Ending balance	$277	$14,311	$2,767	$3,048	$1	$20,404	$25

Ending balance – loans individually evaluated for impairment	$930	$2,408	$4,400	$22,164	$0	$29,902	$-
Ending balance – loans collectively evaluated for impairment	75,842	3,173,721	303,403	360,431	222	3,913,619	1,873
Allowance balance associated with loans individually evaluated for impairment	-	-	1,320	419	-	1,739	-
Allowance balance associated with loans collectively evaluated for impairment	277	14,311	1,447	2,629	1	18,665	25
Total Ending balance	$277	$14,311	$1,447	$2,629	$1	$18,665	$25

At December 31, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$1,199	$2,345	$4,400	$22,245	$-	$30,189	$-
Ending balance – loans collectively evaluated for impairment	72,757	2,920,205	371,510	302,451	268	3,667,191	2,139
Allowance balance associated with loans individually evaluated for impairment	-	-	1,320	451	-	1,771	-
Allowance balance associated with loans collectively evaluated for impairment	236	13,840	1,683	2,596	3	18,358	24
Total Ending balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24

	At or for the Three Months Ended March 31, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27
Provision (credit) for loan losses	92	(298)	87	273	(2)	152	5
Charge-offs	(88)	(111)	-	(4)	-	(203)	(6)
Recoveries	2	-	29	1	0	32	-
Ending balance	$350	$13,890	$2,590	$3,652	$22	$20,504	$26

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):

	At March 31, 2014
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$973	$930	$	$ -
With an allocated reserve	-	-		-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,408	2,408		-
With an allocated reserve	-	-		-
Mixed Use Commercial Real Estate
With no allocated reserve	-	-		-
With an allocated reserve	4,500	4,400		1,320
Commercial Real Estate
With no allocated reserve	8,307	7,194		-
With an allocated reserve	14,970	14,970		419
Construction
With no allocated reserve	-	-		-
With an allocated reserve	-	-		-
Total
With no allocated reserve	$11,688	$10,532	$	$ -
With an allocated reserve	$19,470	$19,370		$1,739
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2013
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$1,066	$987	$	$ -
With an allocated reserve	255	212		-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,494	2,345		-
With an allocated reserve	-	-		-
Mixed Use Commercial Real Estate
With no allocated reserve	-	-		-
With an allocated reserve	4,500	4,400		1,320
Commercial Real Estate
With no allocated reserve	8,316	7,203		-
With an allocated reserve	15,042	15,042		451
Construction
With no allocated reserve	-	-		-
With an allocated reserve	-	-		-
Total
With no allocated reserve	$11,876	$10,535	$	$ -
With an allocated reserve	$19,797	$19,654		$1,771
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential and Cooperative Unit
With no allocated reserve	$959	$15	$629	$15
With an allocated reserve	106	-	212	5
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,377	22	4,787	49
With an allocated reserve	-	-	-	-
Mixed Use Commercial Real Estate
With no allocated reserve	-	-	1,459	12
With an allocated reserve	4,400	-	-	-
Commercial Real Estate
With no allocated reserve	7,198	185	33,596	404
With an allocated reserve	15,006	31	15,284	189
Construction
With no allocated reserve	-	-	-	-
With an allocated reserve	-	-	-	-
Total
With no allocated reserve	$10,534	$222	$40,471	$480
With an allocated reserve	$19,512	$31	$15,496	$194

Reserve Liability for First Loss Position

Until February 20, 2014, the Bank serviced a pool of loans that it sold to FNMA and was subject to the First Loss Position.  The Bank maintained a reserve liability in relation to the First Loss Position that reflected estimated losses on this loan pool.  On February 20, 2014, the Bank repurchased the remaining loans within this pool and extinguished both the First Loss Position and related reserve liability.

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans and activity in the related liability:

	At or for the Three Months Ended March 31,
	2014	2013
Outstanding balance of multifamily loans serviced for FNMA at period end	$-	$244,159
Total First Loss Position at end of period	-	15,428
Liability on the First Loss Position
Balance at beginning of period	$1,040	$1,383
Credit for losses on problem loans(1)	(1,040)	(92)
Balance at period end	$0	$1,291
(1)	Amount recognized as a component of mortgage banking income during the period.

10.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at March 31, 2014:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$$15,840	$$6,894	$(593)	-	$(977	)(2)	$5,324	$496	$5,820
Available for sale securities:
Investment securities
Registered Mutual Funds	2,870	2,764	-	832	(12)		3,584	-	3,584
Agency notes	70	70	-	0	-		70	-	70
MBS
Pass-through MBS issued by GSEs	27,870	27,870	-	1,499	(1)		29,368	-	29,368
Collateralized mortgage obligations ("CMOs") issued by GSEs	142	142	-	0	-		142	-	142
Private issuer pass through MBS	618	618	-	8	-		626	-	626
Private issuer CMOs	508	508	-	8	-		516	-	516
(1)	Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2)	Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2013:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Gains	Fair Value
Investment securities held-to-maturity:
TRUPS	$15,885	$6,939	$(601)	-	$(997	)(2)	$5,341	$(178)	$5,163
Available for sale securities:
Investment securities
Registered Mutual Funds	2,866	2,760	-	815	(17)		3,558	-	3,558
Agency notes	15,070	15,070	-	21	-		15,091	-	15,091
MBS
Pass-through MBS issued by GSEs	28,407	28,407	-	1,552	-		29,959	-	29,959
CMOs issued by GSEs	319	319	-	2	-		321	-	321
Private issuer pass through MBS	662	662	-	18	-		680	-	680
Private issuer CMOs	574	574	-	9	-		583	-	583
(1)	Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2)	Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At March 31, 2014, the agency note investments in the table above had contractual maturities as follows::

	Amortized Cost	Estimated Fair Value
Due after three years through five years	70	70
TOTAL	$70	$70

The held-to-maturity TRUPS had a weighted average term to maturity of 21.0 years at March 31, 2014.  At March 31, 2014, MBS available-for-sale (which included pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 17.0 years and a weighted average estimated duration of 1.4 years.  There were no sales of either investment securities held-to-maturity or MBS available-for-sale during the three months ended March 31, 2014 or 2013.

There were no sales of investment securities available-for-sale during the three months ended March 31, 2014.  Proceeds from the sales of investment securities available-for-sale totaled $366 during the three months ended March 31, 2013.  A net gain of $110 was recognized on these sales.

As of each reporting period through March 31, 2014, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of March 31, 2014, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At March 31, 2014, these five securities had credit ratings ranging from "C" to "Caa3.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended March 31, 2014						At or for the Three Months Ended March 31, 2013
	Credit Related OTTI Recognized in Earnings		Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss		Total OTTI		Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss		Total OTTI
Cumulative balance at the beginning of the period		$8,945		$601		$9,546	$8,945		$634	$9,579
Amortization of previously recognized OTTI		-		(8)		(8)	1		(9)	(8)
Cumulative balance at end of the period	$	$ 8,945	$	$ 593	$	$ 9,538	$8,946	$	$ 625	$9,571

The following table summarizes the gross unrealized losses and fair value of investment securities as of March 31, 2014, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$3,436	$1,068	$3,436	$1,068
Available for Sale Securities
Registered Mutual Funds	542	12	-	-	542	12
Pass-through MBS issued by GSEs	874	1	-	-	874	1
(1)    At March 31, 2014, the recorded balance of these securities was $3,527.  This balance reflected the remaining unrealized loss of $977 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, this unrealized loss is currently being amortized over the remaining estimated life of these securities.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2014, impairment of two of the TRUPS, with an amortized cost of $4,504, was deemed temporary.  These securities remained in an unrealized loss position for 12 or more consecutive months, and their cumulative unrealized loss was $1,068 at March 31, 2014, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At March 31, 2014, both of these securities had ratings ranging from "BB-" to "A."  Despite both the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at March 31, 2014 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continued to make their contractual payments of principal and interest.  In making this determination, management considered the following:

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

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2013, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$5,163	$1,775	$5,163	$1,775
Available-for-Sale Securities:
Registered Mutual Funds	$536	$17	$-	$-	$536	$17
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

The following tables present the assets that are reported on the consolidated statements of financial condition at fair value as of the date indicated segmented by level within the fair value hierarchy.  Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis at March 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,318	$1,318	$-	$-
International Equity Mutual Funds	165	165	-	-
Fixed Income Mutual Funds	5,465	5,465	-	-
Investment securities available-for-sale:
Agency notes	70	-	70	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,027	2,027	-	-
International Equity Mutual Funds	430	430	-	-
Fixed Income Mutual Funds	1,127	1,127	-	-
Pass-through MBS issued by GSEs	29,368	-	29,368	-
CMOs issued by GSEs	142	-	142	-
Private issuer pass through MBS	626	-	626	-
Private issuer CMOs	516	-	516	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,311	$1,311	$-	$-
International Equity Mutual Funds	164	164	-	-
Fixed Income Mutual Funds	5,347	5,347	-	-
Investment securities available-for-sale:
Agency notes	15,091	-	15,091	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,016	2,016	-	-
International Equity Mutual Funds	427	427	-	-
Fixed Income Mutual Funds	1,115	1,115	-	-
Pass-through MBS issued by GSEs	29,959	-	29,959	-
CMOs issued by GSEs	321	-	321	-
Private issuer pass through MBS	680	-	680	-
Private issuer CMOs	583	-	583	-

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

           The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both March 31, 2014 and December 31, 2013.  Obtaining market values as of March 31, 2014 and December 31, 2013 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of both March 31, 2014 and December 31, 2013.  Obtaining market values as of March 31, 2014 and December 31, 2013 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$477	-	-	$477
Commercial Mixed Use Real Estate	4,400	-	-	4,400
Commercial Real Estate	5,707	-	-	5,707

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$	$ 477	$-	$-	$	$ 477
Multifamily Residential and Residential Mixed Use Real Estate		325	-	-		325
Commercial Mixed Use Real Estate		4,400	-	-		4,400
Commercial Real Estate		5,707	-	-		5,707

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2014 and December 31, 2013 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

An appraisal is generally ordered for all impaired multifamily residential, mixed use and commercial real estate loans for which the most recent appraisal is more than one year old.  The Bank never adjusts independent appraisal data upward.  Occasionally, management will adjust independent appraisal data downward based upon its own lending expertise and/or experience with the subject property, utilizing such factors as potential note sale values, or a more refined estimate of costs to repair and time to lease the property.  Adjustments for potential disposal costs are also considered when determining the final appraised value.

             As of March 31, 2014, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $11,574, and a valuation allowance of $1,320 within the allowance for loan losses.  As of December 31, 2013, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $12,392, and a valuation allowance of $1,320 within the allowance for loan losses.  Such loans had no impact upon the provision for loan losses during the three months ended either March 31, 2014 or 2013.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at March 31, 2014:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Maximum Value		Minimum Vale		Weighted Average Value
$4,607	Income approach only	Capitalization rate	N/A	*	N/A	*	7.5%
		Reduction for planned expedited disposal	N/A	*	N/A	*	0.4%

477	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%		15.0%		8.3%
		Capitalization rate (income approach component)	7.8%		8.5%		8.1%
		Reduction for planned expedited disposal	20.0%		27.5%		23.3%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale based upon comparable note sale experience	N/A	*	N/A	*	17.0%
*Only one loan in this population.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2013:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Maximum Value		Minimum Value		Weighted Average Value
$4607	Income approach only	Capitalization rate	N/A	*	N/A	*	7.5%
		Reduction for planned expedited disposal	N/A	*	N/A	*	0.4%

802	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%		15.0%		5.0%
		Capitalization rate (income approach component)	7.8%		8.5%		8.3%
		Reduction for planned expedited disposal	20.0	%-	30.0%		26.0%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale based upon comparable note sale experience	N/A	*	N/A	*	17.0%
*Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at March 31, 2014 and December 31, 2013 were as follows:

		Fair Value at March 31, 2014 Using
At March 31, 2014	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$66,120	$66,120		$-		$-		$66,120
Investment securities held to maturity (TRUPS)	5,324	-		-		5,127		5,127
Loan, net	3,924,965	-		-		4,013,267		4,013,267
Accrued interest receivable	12,576	1		124		12,451		12,576
Mortgage Servicing Rights ("MSR")	449	-		449		-		449
FHLBNY capital stock	53,593	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,718,523	$1,718,523		$-		$-		$1,718,523
Certificates of Deposit ("CDs")	868,451	-		879,045		-		879,045
Escrow and other deposits	110,062	110,062		-		-		110,062
FHLBNY Advances	1,033,150	-		1,053,644		-		1,053,644
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,969	-		2,969		-		2,969

		Fair Value at December 31, 2013 Using
At December 31, 2013	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$45,777	$45,777		$-		$-		$45,777
Investment securities held to maturity (TRUPS)	5,341	-		-		5,163		5,163
Loans, net	3,679,366	-		-		3,718,604		3,718,604
Premises held for sale	3,624	-		4,400		-		4,400
Accrued interest receivable	12,066	-		178		11,888		12,066
MSR	628	-		1,006		-		1,006
FHLBNY capital stock	48,051	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,678,737	$1,678,737		$-		$-		$1,678,737
CDs	828,409	-		839,059		-		839,059
Escrow and other deposits	69,404	69,404		-		-		69,404
FHLBNY Advances	910,000	-		934,336		-		934,336
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,642	-		2,642		-		2,642

Cash and Due From Banks – The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

TRUPS Held to Maturity – At both March 31, 2014 and December 31, 2013, the Company owned seven TRUPS classified as held-to-maturity for which their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i)    Discount Rate – Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the seven TRUPS, as follows:

(1)
Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of March 31, 2014 ranged from 1.6% to 2.4%, with a weighted average value of 2.2%.

(2)	Current discount rate – the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating. In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation. In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B." The current discount rates utilized to compute fair value as of March 31, 2014 ranged from 4.7% to 8.0%, with a weighted average value of 5.7%.

(ii) Defaults – The Company utilized the most recently published measures of capital adequacy and/or problematic assets to estimate potential defaults in the collateral pool of performing issuers underlying the seven securities.  In instances where problematic assets equaled or exceeded the issuer's regulatory capital, or the issuer's capital level fell below the limits established by the regulatory agencies, defaults were deemed probable to occur.  Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of March 31, 2014 ranged from 0% to 4.0% of the performing security pool balance, with a weighted average rate of 1.1%.  The Company additionally utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows – The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

        As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at March 31, 2014 and December 31, 2013, the Company utilized two additional independent cash flow valuation models in order to estimate the fair value of TRUPS.  The two independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions utilized to derive estimated cash flows, individual bank defaults and discount rate.  Weighting was applied, as deemed appropriate, to all valuations utilized at each period end, including the Internal Cash Flow Valuation.

Loans, Net – The fair value of impaired loans that are measured at fair value is determined in the manner described commencing on page 24.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair value of loans receivable other than impaired loans measured at fair value, is shown under the Level 3 valuation column.

Accrued Interest Receivable – The estimated fair value of accrued interest receivable approximates its carrying amount, and is deemed to be valued at an input level comparable to its underlying financial asset.

MSR – On a quarterly basis, the aggregate balance of the MSR is evaluated for impairment based upon the fair value of the rights as compared to their carrying amount.  If the aggregate carrying amount of the MSR exceeds fair value, impairment is recorded on the MSR so that they are carried at fair value.  Fair value is determined based on the present value of estimated future net servicing income, utilizing assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2 input).

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

FHLBNY Advances –The carrying amount of accrued interest payable on FHLBNY advances is its fair value and is deemed a Level 2 valuation.

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

The Holding Company or the Bank maintains the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the "Outside Director Retirement Plan"), the BMP, and the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Plan").  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	BMP, Employee and Outside Director Retirement Plans		Postretirement Plan	BMP, Employee and Outside Director Retirement Plans		Postretirement Plan

Service cost	$	$ -	$10	$	$ -	$15
Interest cost		338	58		290	57
Expected return on assets		(444)	-		(380)	-
Amortization of unrealized loss		261	-		587	12
Net periodic cost		$155	$68		$497	$84

           The Company disclosed in its consolidated financial statements for the year ended December 31, 2013 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2014 as follows: Employee Retirement Plan - $30, BMP - $538, Outside Director Retirement Plan - $190, and Postretirement Plan - $169.  The Company made contributions of $7 to the Employee Retirement Plan during the three months ended March 31, 2014, and expects to make the remainder of the estimated contributions during 2014.  The Company made benefit payments of $45 on behalf of the Outside Director Retirement Plan during the three months ended March 31, 2014, and expects to make the remainder of the estimated net contributions or benefit payments during 2014.  The Company made benefit payments totaling $14 on behalf of the Postretirement Plan during the three months ended March 31, 2014, and expects to make the remainder of the estimated $169 of contributions or benefit payments during 2014.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the three months ended March 31, 2014, and does not currently expect to make benefit payments on behalf of the BMP during 2014, since anticipated retirements that formed the basis for these expected benefit payments in 2014 are presently not expected to occur.

13.	INCOME TAXES

During the three months ended March 31, 2014 and 2013, the Company's consolidated effective tax rates were 41.7 % and 40.4%, respectivel, approximating the expected 41% normalized rate for each period.  There were no significant unusual income tax items during either the three months ended March 31, 2014 or 2013.

14.	NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the consolidated statements of income was comprised of the following items:

	Three Months Ended March 31,
	2014	2013
Gain on the sale of loans	$27	$12
Credit to the liability for First Loss Position	1,040	92
Mortgage banking fees (reversed) recognized	(68)	57
Net mortgage banking income	$999	$161

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-five full service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank's principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate and mixed use loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

Executive Summary

The Holding Company's primary business is the ownership of the Bank.  The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees, mortgage banking related income, and income associated with BOLI.  Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing costs, and occupancy and equipment, marketing and other operating expenses.  The Company's consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

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

Recent Regulatory Developments

New York State Tax Reforms

On March 31, 2014, New York State ("NYS") enacted several reforms (the "Tax Reform Package") to its tax structure, including changes to the franchise, sales, estate and personal income taxes. These changes are generally effective on January 1, 2015.  The Tax Reform Package is intended to simplify the existing corporate tax code for NYS businesses while remaining relatively neutral in relation to corporate tax receipts.

Under the Tax Reform Package, the NYS corporate income tax rate drops, effective January 1, 2016, from 7.10% to 6.50%.  Effective January 1, 2015, the metropolitan commuter transportation district surcharge ("MTA Tax") increases from 17.0% to 25.6% of the surcharge tax base.  The MTA Tax rate for years beginning on or after January 1, 2016 will be adjusted based upon future Metropolitan Transit Authority budget projections.

Some of the most significant elements of the Tax Reform Package include the merger of the bank tax into the general corporate franchise tax, expanded application of economic nexus, adoption of water's-edge unitary reporting, and apportionment of source income solely by reference to customer location.

Merger of the Bank Tax into the Corporate Franchise Tax
NYS has historically imposed a franchise tax on general business corporations, commonly referred to as the "Article 9-A Corporate Franchise Tax," and a separate franchise tax on banking corporations, commonly referred to as the "Article 32 Bank Tax."  Under these statutes, NYS financial service companies and banks are taxed under different regimes, even though the Gramm-Leach-Bliley Act, which became federal law in 1999, changed the federal regulatory system to permit the cross-ownership of finance and banking firms.

The Tax Reform Package repeals the Article 32 Bank Tax, merging it into the Article 9-A Corporate Franchise Tax.  It also makes several modifications to the Article 9-A Corporate Franchise Tax to accommodate the merger, most notably providing a  choice between two potential financial institution tax deductions: 1) a deduction equal to 32% of modified NYS taxable income available to all thrifts and banks with assets that do not exceed $8 billion; and 2) a deduction based upon 50% of the net interest income received from loans secured by real estate located in NYS or business loans made to NYS borrowers with a principal amount of less than $5 million.  Alternatively, for financial institutions with assets that do not exceed $8 billion that owned a captive real estate investment trust ("REIT") as of April 1, 2014, the Tax Reform Package preserves the ability to exclude a percentage of dividends received from the REIT in determining NYS taxable income and increases this exclusion from the current level of 60% to 160% for tax years beginning on or after January 1, 2015. Financial institutions that continue to maintain these grandfathered REITs are prohibited from claiming either of the two financial institution tax deductions described above.

Consequently, under the revised Article 9-A Corporate Franchise Tax structure, for tax years beginning on or after January 1, 2015, the Bank will be required to claim the 160% exclusion for dividends received from its captive REIT subsidiary for any year the REIT remains in existence. If the REIT is liquidated, then the Bank will be entitled to choose on an annual basis between:  1) the 32% of modified taxable income deduction; or 2) the deduction based upon 50% of the net interest income received from NYS real estate loans and small commercial loans to NYS customers.

Expansion of the Application of Economic Nexus
The Tax Reform Package requires that all companies availing themselves of the NYS market, referred to as having an "economic nexus with New York," will be subject to NYS tax, regardless of whether they have any other connection with NYS.  A corporation could thus become a NYS taxpayer without a physical presence in NYS.

Adoption of a Full Water's-Edge Unitary Combined Filing
The Tax Reform Package requires all firms meeting an ownership test of 50% or more be deemed a unitary business and required to file a combined tax return.  Substantial intercompany transactions are eliminated, and a domestic corporation without any assets or customers in NYS, but engaged in a unitary business with a related New York taxpayer, would become part of the NYS unitary group.

Source Income Solely by Reference to the Location of the Customer
The Tax Reform Package requires business income to be apportioned to and taxed by NYS using a single receipts factor based on the customer's location. These provisions also contain favorable apportionment rules for asset-backed securities that will be beneficial to the Bank.

During the three months ended March 31, 2014, the Company adjusted both its deferred tax asset and income tax expense to reflect the expected adjustment in its New York State tax rate resulting from the Tax Reform Package.  Such adjustments were not material to its consolidated financial condition and results of operations.  The Company is evaluating the impact of the Tax Reform Package upon its future consolidated financial condition and results of operations.  The Company owns a captive REIT and has not yet determined the manner in which it will ultimately proceed under the Tax Reform Package to secure the maximum tax benefit.  The ultimate impact of the Tax Reform Package upon future tax expense and tax planning policies implemented by the Company will be influenced by several factors including, but not limited to, probable technical corrections and the election of NYC to conform its tax laws to the reformed NYS law.

Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") Implementation

In December 2013, the Office of the Comptroller of the Currency (the "OCC"), Federal Deposit Insurance Corporation ('FDIC"), Board of Governors of the Federal Reserve System ("FRB"), SEC and the Commodity Futures Trading Commission ("CFTC") adopted final rules implementing Section 619 of the Reform Act.  Section 619 and the final implementing rules are commonly referred to as the "Volcker Rule."  All banking organizations have been granted until July 21, 2015 to conform their activities and investments to the requirements of the final Volcker Rule.

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

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2014		2013
Performance and Other Selected Ratios:
Return on Average Assets	0.97%		1.07%
Return on Average Stockholders' Equity	9.12		10.63
Stockholders' Equity to Total Assets	10.32		10.06
Loans to Deposits at End of Period	152.51		136.35
Loans to Earning Assets at End of Period	96.79		94.25
Net Interest Spread	2.87		3.21
Net Interest Margin	3.06		3.44
Average Interest Earning Assets to Average Interest Bearing Liabilities	115.84		115.79
Non-Interest Expense to Average Assets	1.53		1.65
Efficiency Ratio	48.46		47.97
Effective Tax Rate	41.70		40.44
Dividend Payout Ratio	50.00		46.67
Per Share Data:
Reported EPS (Diluted)	$0.28		$0.30
Cash Dividends Paid Per Share	0.14		0.14
Stated Book Value	12.03		11.16
Asset Quality Summary:
Net Charge-offs	$6		$177
Non-performing Loans	12,776		8,172
Non-performing Loans/Total Loans	0.32%		0.23%
Non-performing Assets	$13,694		$9,921
Non-performing Assets/Total Assets	0.32%		0.25%
Allowance for Loan Loss/Total Loans	0.52		0.58
Allowance for Loan Loss/Non-performing Loans	159.90		251.22
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.46	x	2.45	x
Excluding Interest on Deposits	3.41		3.51
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

During the three months ended March 31, 2014, the Company repurchased $221.9 million of loans it had previously sold to third parties and was acting as servicer.  The Company utilized a combination of borrowings, deposit growth and additional mortgagor escrow deposits to fund the repurchase.  This was a non-recurring transaction for purposes of liquidity and capital resources.

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use real estate loans to private sector secondary market purchasers, and has in the past sold such loans and one to four family residential loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $79.8 million during the three months ended March 31, 2014, compared to an increase of $121.9 million during the three months ended March 31, 2013.  Within deposits, core deposits (i.e., non-CDs) increased $39.8 million during the three months ended March 31, 2014 and $134.5 million during the three months ended March 31, 2013.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs increased $40.0 million during the three months ended March 31, 2014 and declined by $12.6 million during the three months ended March 31, 2013.  The increase during the three months ended March 31, 2014 resulted primarily from successful promotional activities related to 30-month and 5-year traditional CDs as well as Individual Retirement Account CDs.  The reduction during the three months ended March 31, 2013 was due to the attrition of maturing CDs from prior period promotional activities.

The Bank increased its outstanding FHLBNY advances by $123.2 million during the three months ended March 31, 2014, reflecting a need for additional borrowings in order to fund the $221.9 million of loan repurchases that occurred during the quarter.  During the three months ended March 31, 2013, the Bank prepaid $40.0 million of borrowings secured by REPOs and $55.0 million of FHLBNY advances, removing a negative carrying cost on these $95.0 million of funding liabilities.

During the three months ended March 31, 2014, principal repayments totaled $178.4 million on real estate loans (including refinanced loans) and $1.7 million on MBS. During the three months ended March 31, 2013, principal repayments totaled $200.3 million on real estate loans (including refinanced loans) and $5.9 million on MBS.  The decrease in principal repayments on real estate loans reflected reduced loan refinancing activity during the three months ended March 31, 2014.  The decline in principal repayments on MBS resulted from a reduction of $16.0 million in their average balance from the three months ended March 31, 2013 to the three months ended March 31, 2014.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At March 31, 2014, the Bank had an additional potential borrowing capacity of $261.5 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At March 31, 2014, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the three months ended March 31, 2014 and 2013, real estate loan originations totaled $216.3 million and $244.4 million, respectively.  The decrease from the three months ended March 31, 2013 to the three months ended March 31, 2014 reflected the Company's election to compete less aggressively for new loans during the three months ended March 31, 2014 as a result of the $221.9 million of loans repurchased during the period.  Security purchases were de-emphasized during the three months ended both March 31, 2014 and 2013.

The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2014 or 2013.  As of March 31, 2014, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $16.98 per share closing price of its common stock as of March 31, 2014, the Holding Company would utilize $19.1 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $5.0 million in cash dividends on its common stock during the three months ended March 31, 2014, and $4.9 million during the three months ended March 31, 2013.  The increase in payment resulted from a net increase of 848,231 shares outstanding from March 31, 2013 to March 31, 2014.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment.  In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as customer CDs with fixed contractual interest rates.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which became callable at any time commencing in April 2009.  The Holding Company does not currently intend to call this debt.  The facts and circumstances surrounding these obligations have not changed materially since December 31, 2013.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of March 31, 2014:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$42,460	$-	$-	$-	$42,460
Other loan commitments	61,617	-	-	-	61,617
Total Off-Balance Sheet Arrangements	$104,077	$-	$-	$-	$104,077

Asset Quality

General
At both March 31, 2014 and December 31, 2013, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status based upon non-payment, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO status.  The Bank generally attempts to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $12.8 million and $12.5 million at March 31, 2014 and December 31, 2013, respectively, representing 0.32% and 0.34% of total loans at March 31, 2014 and December 31, 2013, respectively.  During the three months ended March 31, 2014, three loans totaling $553,000 were added to non-accrual status, which were partially offset by the disposal of a $325,000 non-accrual loan during the period.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $29.9 million, consisting of fifteen loans, at March 31, 2014, compared to $30.2 million, consisting of sixteen loans, at December 31, 2013.  During the three months ended March 31, 2014, a $325,000 impaired loan was disposed of at a value at or below its recorded balance and a $265,000 loan was removed from impaired status. Additionally during the three months ended March 31, 2014, principal amortization totaling $95,000 was recognized on nine impaired loans.  Partially offsetting these declines was the addition of a $398,000 loan to impaired status during the three months ended March 31, 2014.

The following is a reconciliation of non-accrual and impaired loans at March 31, 2014:

(Dollars in Thousands)
Non-accrual loans	$12,776
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(1,399)
TDRs retained on accrual status	18,525
Impaired loans	$29,902

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three months ended March 31, 2014 and 2013.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 34.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy, as disclosed on page 34 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both March 31, 2014 and 2013, the great majority of TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

The Bank did not recognize any write-downs on OREO properties during the three months ended March 31, 2014.  OREO properties totaled $18,000 at both March 31, 2014 and December 31, 2013.  During the three months ended March 31, 2013, a write down in value of $180,000 was recognized on an OREO property acquired during the period.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At March 31, 2014	At December 31, 2013
	(Dollars in Thousands)
One- to four-family residential including condominium and cooperative apartment	$1,393	$1,242
Multifamily residential and residential mixed use real estate	1,271	1,197
Commercial real estate and commercial mixed use real estate	10,107	10,107
Consumer	5	3
Sub-total	12,776	12,549
Non-accrual loans held for sale	-	-
Total non-accrual loans	12,776	12,549
Non-performing TRUPS	900	889
OREO	18	18
Total non-performing assets	13,694	13,465
Ratios:
Total non-accrual loans to total loans	0.32%	0.34%
Total non-performing assets to total assets	0.32	0.33

TDRs and Impaired Loans
TDRs	$24,232	$24,327
Impaired loans (1)	29,902	30,189
(1) Amount includes all TDRs at both March 31, 2014 and December 31, 2013.  See the discussion entitled "Impaired Loans" commencing on page 34 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had six real estate loans, totaling $465,000, that were delinquent between 30 and 89 days at March 31, 2014, a net reduction of $1.1 million compared to six such loans totaling $1.6 million at December 31, 2013. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary Loan Modifications

There were no temporary modifications entered into during the three-months ended March 31, 2014 or 2013.  At both March 31, 2014 and December 31, 2013, the Bank had 3 loans totaling $1.8 million that were deemed temporary loan modifications.  Please refer to pages 15 and 16 of the Company's Annual Report on Form 10-K for the Year ended December 31, 2013 for a discussion of temporary loan modifications.

Problem Loans Serviced for FNMA Subject to the First Loss Position

Until February 20, 2014, the Bank serviced a pool of multifamily loans sold to FNMA.   The loans were subject to the First Loss Position totaling $15.4 million as of December 31, 2013.  Against the First Loss Position, the Bank, as of December 31, 2013, had a recorded liability of $1.0 million.  On February 20, 2014, the Bank repurchased all remaining loans within this pool.  As a result of the repurchase, the First Loss Position and related liability were extinguished.

Reserve for Loan Commitments

At March 31, 2014 and December 31, 2013, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended March 31, 2014 and December 31, 2013.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At March 31, 2014	At December 31, 2013
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$1,739	$1,771
Substandard loans not deemed impaired or evaluated individually for impairment	100	53
Special Mention loans not deemed impaired	231	185
Pass graded loans	18,334	18,120
Sub-total real estate loans	20,404	20,129
Consumer loans	25	24
TOTAL	$20,429	$20,153

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Net charge-offs	$(6)	$(177)
Provision	281	157

Changes in the allowance for loan losses were nominal during the three months ended March 31, 2014, with the provision of $281,000 attributable primarily to higher estimated reserves on pass graded loans that reflected the $246.1 million growth in the outstanding balance of loans during the period.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended March 31, 2014 and 2013, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets.  Assets totaled $4.3 billion at March 31, 2014, $252.2 million above their level at December 31, 2013.

Real estate loans increased $246.1 million during the three months ended March 31, 2014.  During the three months ended March 31, 2014, the Bank originated $216.3 million of real estate loans (including refinancing of existing loans) and purchased $221.9 million of real estate loans, which exceeded the $14.0 million of sales and $178.4 million of aggregate amortization and on such loans (also including refinancing of existing loans).

Cash and due from banks increased by $20.3 million during the three months ended March 31, 2014, due primarily to the inflows of retail deposits and mortgagor escrow funds.  The Company also increased its investment in FHLBNY common stock by $5.5 million during the three months ended March 31, 2014 as a result of a $123.2 million growth in its outstanding FHLBNY borrowings during the period.

Investment securities available-for-sale declined $15.0 million during the three months ended March 31, 2014, due to a $15.0 million agency security that was called and not replaced during the period.  During the three months ended March 31, 2014, the Company also completed the sale of a $3.6 million real estate parcel that had historically been earmarked for utilization as office space.

Liabilities.  Total liabilities increased $246.1 million during the three months ended March 31, 2014.  Retail deposits (due to depositors) increased $79.8 million and FHLBNY advances increased $123.2 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and FHLBNY advances during the three months ended March 31, 2014.  Mortgagor escrow and other deposits, which typically grow during the first and third quarters of each calendar year, grew $40.7 million during the three months ended March 31, 2014.

Stockholders' Equity.  Stockholders' equity increased $6.1 million during the three months ended March 31, 2014, due primarily to net income of $10.0 million, $139,000 of common stock issued for the exercise of stock options, and an $844,000 aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $5.0 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General.  Net income was $10.0 million during the three months ended March 31, 2014, a reduction of $536,000 from net income of $10.6 million during the three months ended March 31, 2013.  During the comparative period, net interest income declined $2.1 million and the provision for loan losses increased $124,000. Partially offsetting these reductions to pre-tax income was an increase of $1.2 million in non-interest income and a decline of $486,000 in non-interest expense during the comparative period.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2014 and 2013 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,819,210	$40,861	4.28%	$3,505,646	$43,148	4.92%
Other loans	1,980	$25	5.05	2,184	25	4.58
MBS	29,475	$248	3.37	45,477	459	4.04
Investment securities	29,597	$70	0.95	42,807	129	1.21
Federal funds sold and other short-term investments	69,035	$522	3.02	163,664	544	1.33
Total interest-earning assets	3,949,297	$41,726	4.23%	3,759,778	$44,305	4.71%
Non-interest earning assets	193,310			185,543
Total assets	$4,142,607			$3,945,321

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$84,965	$59	0.28%	$93,219	$70	0.30%
Money Market accounts	1,052,680	1,315	0.51	1,059,236	1,490	0.57
Savings accounts	377,705	46	0.05	375,374	101	0.11
CDs	842,130	3,201	1.54	881,883	3,540	1.63
Borrowed Funds	1,051,784	6,850	2.64	837,402	6,790	3.29
Total interest-bearing liabilities	3,409,264	$11,471	1.36%	3,247,114	$11,991	1.50%
Non-interest bearing checking accounts	173,029			162,059
Other non-interest-bearing liabilities	120,027			138,554
Total liabilities	3,702,320			3,547,727
Stockholders' equity	440,287			397,594
Total liabilities and stockholders' equity	4,142,607			3,945,321
Net interest income		$30,255			$32,314
Net interest spread			2.87%			3.21%
Net interest-earning assets	$540,033			$512,664
Net interest margin			3.06%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities			115.84%			115.79%

Rate/Volume Analysis

	Three Months Ended March 31, 2014
	Compared to Three Months Ended March 31, 2013
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$3,591	$(5,878)	$(2,287)
Other loans	(3)	3	-
MBS	(148)	(63)	(211)
Investment securities	(35)	(24)	(59)
Federal funds sold and other short-term investments	(514)	492	(22)
Total	$2,891	$(5,470)	$(2,579)

Interest-bearing liabilities:
Interest bearing checking accounts	$(6)	$(5)	$(11)
Money market accounts	(12)	(163)	(175)
Savings accounts	2	(57)	(55)
CDs	(151)	(188)	(339)
Borrowed funds	1,605	(1,545)	60
Total	$1,438	$(1,958)	$(520)
Net change in net interest income	$1,453	$(3,512)	$(2,059)

The Company's net interest income and net interest margin during the three months ended March 31, 2014 and 2013 were impacted by the following factors:

·
During the period January 1, 2009 through March 31, 2014, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

·
Increased marketplace competition and refinancing activity on real estate loans, particularly during the years ended December 31, 2012 and 2013, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $41.7 million during the three months ended March 31, 2014, a reduction of $2.6 million from the three months ended March 31, 2013, primarily reflecting reductions of $2.3 million and $211,000 in interest income on real estate loans and MBS, respectively.  Prepayment and refinancing on real estate loans at reduced market interest rates over the 24-month period ended March 31, 2014 lowered the Company's average yield on real estate loans by 64 basis points during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Partially offsetting the decline in interest income on real estate loans during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 that was attributable to the 64 basis point reduction in their average yield, was an increase of $313.6 million in their average balance during the comparative period, reflecting both the repurchase of $221.9 million of real estate loans during the three months ended March 31, 2014 and the implementation of a measured balance sheet growth strategy during the period January 1, 2013 through March 31, 2014.  The decline in interest income on MBS resulted from a reduction of $16.0 million in their average balance from the three months ended March 31, 2013 to the three months ended March 31, 2014.  During the period April 1, 2013 through March 31, 2014, purchases of MBS were limited, and were exceeded by principal repayments of existing MBS.  The average yield on MBS also declined 67 basis points during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, as higher yielding MBS continued to amortize.

Interest Expense.  Interest expense decreased $520,000, to $11.5 million, during the three months ended March 31, 2014, from $12.0 million during the three months ended March 31, 2013.  The decline resulted primarily from reductions of $175,000 and $339,000 in interest expense on money market deposits and CDs, respectively, during the comparative period.  The reduction in interest expense on money market deposits and CDs reflected declines of $6.6 million and $39.8 million in their respective average balances during the comparative period, as the Company did not elect to compete aggressively for these deposits during the period April 1, 2013 through December 31, 2013, and experienced attrition in the promotional balances that either matured or repriced between April 1, 2013 and March 31, 2014.  The average cost of money markets and CDs also declined by 6 basis points and 9 basis points, respectively, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, reflecting reductions in offering rates between April 1, 2013 and December 31, 2013.

Provision for Loan Losses.  The provision for loan losses was $281,000 during the three months ended March 31, 2014, compared to $157,000 during the three months ended March 31, 2013.  The increase of $124,000 during the comparative period primarily reflected growth in the loan portfolio during the three months ended March 31, 2014.

Non-Interest Income.  Total non-interest income increased $1.2 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, due primarily to an increase of $838,000 in mortgage banking income and a $649,000 gain on the sale of real estate recognized during the March 2014 quarter.   The increase in mortgage banking income reflected a credit of $1.0 million recognized during the three months ended March 31, 2014 to eliminate the liability in relation to the First Loss Position.  Partially offsetting these items was a net gain of $210,000 on securities that was recognized during the three months ended March 31, 2013.

Non-Interest Expense.  Non-interest expense was $15.8 million during the three months ended March 31, 2014, a reduction of $486,000 from $16.3 million during the three months ended March 31, 2013, reflecting lower actuarial expenses on benefit plans, and a $180,000 write down of OREO that was recognized in non-interest expense during the three months ended March 31, 2013.

Non-interest expense was 1.53% of average assets during the three months ended March 31, 2014, compared to 1.65% during the three months ended March 31, 2013, reflecting both the reduction in non-interest expense and an increase of $197.3 million in average assets from the three months ended March 31, 2013 to the three months ended March 31, 2014.

                Income Tax Expense.   Income tax expense approximated $7.2 million during the three months ended March 31, 2014 and 2013.  The Company's consolidated tax rate was 41.7% during the three months ended March 31, 2014, up from 40.4% during the three months ended March 31, 2013.

Item 3.                           Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2013 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2014.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2014, the Company owned nine mutual fund investments totaling $6.9 million that were designated as trading.  At March 31, 2014, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2013 to March 31, 2014.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of March 31, 2014 and December 31, 2013, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both March 31, 2014 and December 31, 2013.

	At March 31, 2014			At December 31, 2013
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$503,642	$(46,243)	-8.4%	$445,618	$(56,896)	-11.3%
Pre-Shock Scenario	549,885	-	-	502,514	-	-

The Bank's Pre-Shock EVE increased from $502.5 million at December 31, 2013 to $549.9 million at March 31, 2014. The increase resulted from more favorable valuations ascribed to the Bank's real estate portfolio due to both a decline in market lending rates from December 31, 2013 to March 31, 2014 and growth in the Bank's real estate portfolio during the three months ended March 31, 2014 from loans carrying above market interest rates.  Partially offsetting these increases was a less favorable valuation on core deposits resulting from a change in the projected re-pricing schedule for various money market accounts.

The Bank's EVE in the +200 basis point Rate Shock Scenario increased from $445.6 million at December 31, 2013 to $503.6 million at March 31, 2014. The factors contributing to the more favorable valuation included both an increase in the value of the Bank's real estate loans as discussed in the Pre-Shock EVE Scenario above, and a more favorable valuation on the Bank's wholesale borrowing portfolio resulting from an increase in its duration from December 31, 2013 to March 31, 2014.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending March 31, 2015 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(10.0)%
+ 100 Basis Points	(5.7)
-100 Basis Points	2.7

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2014, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(c)            The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended March 31, 2014.  No existing repurchase programs expired during the three months ended March 31, 2014, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of March 31, 2014, the Holding Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quaryerly Report on Form 10-K for the period ended March 31, 2014 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income, Comprehensive Income, Changes in Stockholders' Equity and Cash Flows for the three months ended March 31, 2014and 2013, and (iv) the Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: May 8, 2014	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 8, 2014	By: /s/ Michael Pucella
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)