Form 10-Q
period 2014-06-30
DIME COMMUNITY BANCSHARES INC
filed 2014-08-05
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                    June 30, 2014
OR

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 5, 2014
$.01 Par Value	36,858,556

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") in light of management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

●	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company's control;
●	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
●	the net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the "Bank");
●	changes in accounting principles, policies or guidelines may cause the Company's financial condition to be perceived differently;
●	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
●
general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry may be less favorable than the Company currently anticipates;

●	legislation or regulatory changes may adversely affect the Company's business;
●	technological changes may be more difficult or expensive than the Company anticipates;
●	success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates;
●
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates; and

●	The risks referred to in the section entitled "Risk Factors."

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.                           Condensed Consolidated Financial Statements
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)
	June 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$$57,213	$$45,777
Total cash and cash equivalents	57,463	45,777
Investment securities held-to-maturity (estimated fair value of $6,125 and $5,163 at June 30, 2014 and December 31, 2013, respectively)(fully unencumbered)	5,330	5,341
Investment securities available-for-sale, at fair value (fully unencumbered)	3,766	18,649
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered)	29,015	31,543
Trading securities	7,058	6,822
Loans:
Real estate, net	3,972,551	3,697,380
Consumer loans	2,440	2,139
Less allowance for loan losses	(19,633)	(20,153)
Total loans, net	3,955,358	3,679,366
Premises and fixed assets, net	25,875	26,077
Premises held for sale	-	3,624
Federal Home Loan Bank of New York ("FHLBNY") capital stock	53,269	48,051
Other Real Estate Owned ("OREO")	18	18
Goodwill	55,638	55,638
Other assets	108,904	107,284
Total Assets	$4,301,694	$4,028,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,480,204	$2,332,689
Non-interest bearing deposits	172,876	174,457
Total deposits	2,653,080	2,507,146
Escrow and other deposits	76,930	69,404
FHLBNY advances	1,018,150	910,000
Trust Preferred securities payable	70,680	70,680
Other liabilities	34,330	35,454
Total Liabilities	3,853,170	3,592,684
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($ 0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2014 and December 31, 2013)	-	-
Common stock ($ 0.01 par, 125,000,000 shares authorized, 52,871,443 shares and 52,854,483 shares issued at June 30, 2014 and December 31, 2013, respectively, and 36,858,556 shares and 36,712,951 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	529	528
Additional paid-in capital	253,840	252,253
Retained earnings	413,437	402,986
Accumulated other comprehensive loss, net of deferred taxes	(4,408)	(4,759)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,660)	(2,776)
Unearned Restricted Stock Award common stock	(4,128)	(3,193)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,164)	(9,013)
Treasury stock, at cost (16,012,887 shares and 16,141,532 shares at June 30, 2014 and December 31, 2013, respectively)	(198,922)	(200,520)
Total Stockholders' Equity	448,524	435,506
Total Liabilities And Stockholders' Equity	$4,301,694	$4,028,190
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans secured by real estate	$41,973	$44,692	$82,834	$87,840
Other loans	29	25	54	50
Mortgage-backed securities	236	354	484	813
Investment securities	136	103	206	232
Federal funds sold and other short-term investments	536	462	1,058	1,006
Total interest income	42,910	45,636	84,636	89,941
Interest expense:
Deposits and escrow	4,992	5,132	9,613	10,332
Borrowed funds	7,324	6,752	14,174	13,542
Total interest expense	12,316	11,884	23,787	23,874
Net interest income	30,594	33,752	60,849	66,067
(Credit) Provision for loan losses	(1,130)	28	(849)	185
Net interest income after provision for loan losses	31,724	33,724	61,698	65,882
Non-interest income:
Service charges and other fees	769	827	1,424	1,539
Net mortgage banking income	82	112	1,082	273
Net gain (loss) on securities	63	(17)	77	193
Net gain on the disposal of other assets	-	-	649	-
Income from bank owned life insurance	379	417	765	830
Other	272	382	628	783
Total non-interest income	1,565	1,721	4,625	3,618
Non-interest expense:
Salaries and employee benefits	8,146	8,338	16,665	17,271
Stock benefit plan amortization expense	969	960	1,958	1,978
Occupancy and equipment	2,392	2,506	5,143	5,038
Data processing costs	815	863	1,653	1,675
Federal deposit insurance premiums	524	445	1,029	956
Provision for losses on OREO	-	-	-	180
Other	2,452	2,235	4,673	4,558
Total non-interest expense	15,298	15,347	31,121	31,656
Income before income taxes	17,991	20,098	35,202	37,844
Income tax expense	7,531	8,059	14,708	15,235
Net income	$10,460	$12,039	$20,494	$22,609
Earnings per Share:
Basic	$0.29	$0.34	$0.57	$0.65
Diluted	$0.29	$0.34	$0.57	$0.65
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)
Net Income	$10,460	$12,039	$20,494	$22,609
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of deferred tax expense of $8 and $23 during the three months ended June 30, 2014 and 2013, respectively, and $16 and $50 during the six months ended June 30, 2014 and 2013, respectively	10	28	22	62
Reduction in non-credit component of OTTI charge, net of deferred tax expense of $4 and $4 during the three months ended both June 30, 2014 and 2013, respectively, and $8 and $8 during the six months ended both June 30, 2014 and 2013, respectively	4	4	8	8
Reclassification adjustment for securities sold during the period, net of income tax expense of $(50) during the six months ended June 30, 2013 (reclassified from net gain on securities)	-	-	-	(60)
Net unrealized securities gains (losses) arising during the period, net of deferred tax expense (benefit) of $57 and $(145) during the three months ended June 30, 2014 and 2013, respectively, and $27 and $51 during the six months ended June 30, 2014 and 2013, respectively	70	(175)	33	66
Change in pension and other postretirement obligations, net of deferred tax expense of $117 during the three months ended June 30, 2014 and $234 during the six months ended June 30, 2014	144	-	288	-
Comprehensive Income	$10,688	$11,896	$20,845	$22,685

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
 (Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Common Stock (Par Value $0.01):
Balance at beginning of period	$528	$520
Shares issued in exercise of options	1	2
Balance at end of period	529	522
Additional Paid-in Capital:
Balance at beginning of period	252,253	239,041
Stock options exercised	278	2,283
Excess tax benefit related to stock benefit plans	71	201
Amortization of excess fair value over cost- ESOP stock and stock options expense	584	566
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	654	514
Balance at end of period	253,840	242,605
Retained Earnings:
Balance at beginning of period	402,986	402,986
Net income for the period	20,494	22,609
Cash dividends declared and paid	(10,043)	(9,786)
Balance at end of period	413,437	391,989
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(4,759)	(9,640)
Other comprehensive income recognized during the period	351	76
Balance at end of period	(4,408)	(9,564)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(2,776)	(3,007)
Amortization of earned portion of ESOP stock	116	115
Balance at end of period	(2,660)	(2,892)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,193)	(3,122)
Amortization of earned portion of restricted stock awards	995	1,012
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	(1,930)	(2,082)
Balance at end of period	(4,128)	(4,192)
Common Stock Held by BMP:
Balance at beginning of period	(9,013)	(8,800)
Award distribution	1	-
Release from treasury stock for equity awards	(152)	(213)
Balance at end of period	(9,164)	(9,013)
Treasury Stock, at cost:
Balance at beginning of period	(200,520)	(202,584)
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	1,598	2,034
Balance at end of period	(198,922)	(200,550)
Total Stockholders' Equity	$448,524	$408,905

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,494	$22,609
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on the sales of investment securities available-for-sale	-	(110)
Net gain recognized on on trading securities	(77)	(83)
Net gain on the sale of loans	(27)	(11)
Net gain on the sale of OREO and other assets	(649)	-
Net depreciation, amortization and accretion	1,330	1,391
Stock plan compensation (excluding ESOP)	1,059	849
ESOP compensation expense	637	844
Provision for loan losses	(849)	185
Provision for losses on OREO	-	180
Credit to reduce the liability for loans sold with recourse	(1,040)	(194)
Increase in cash surrender value of BOLI	(765)	(830)
Deferred income tax provision	3	55
Excess tax benefit from stock benefit plans	(71)	(201)
Changes in assets and liabilities:
Origination of loans held for sale during the period	-	(1,962)
Proceeds from sale of loans held for sale	-	2,301
(Increase) Decrease in other assets	(598)	7,673
(Decrease) Increase in other liabilities	(36)	2,202
Net cash provided by operating activities	19,411	34,898
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	76	487
Proceeds from calls and principal repayments of investment securities available-for-sale	15,000	14,750
Proceeds from sales of investment securities available-for-sale	-	366
Proceeds from sales of trading securities	-	131
Purchases of investment securities available-for-sale	(18)	(382)
Purchases of mortgage backed securities available-for-sale	(875)	-
Purchases of trading securities	(159)	(301)
Principal collected on mortgage backed securities available-for-sale	3,344	10,782
Proceeds from the sale of portfolio loans	12,970	6,331
Purchases of loans	(221,924)	(34,373)
Loans originated, net of repayments	(66,161)	(73,912)
Proceeds from the sale of premises	4,273	-
Purchases of fixed assets, net	(1,120)	(743)
(Purchase) Redemption of FHLBNY capital stock	(5,218)	4,723
Net cash used in investing activities	(259,812)	(72,141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	145,934	128,230
Increase in escrow and other deposits	7,526	3,275
Repayment of FHLBNY advances	(660,000)	(105,000)
Proceeds from FHLBNY advances	768,150	-
Proceeds from exercise of stock options	278	2,285
Excess tax benefit of stock benefit plans	71	201
BMP benefit distribution	1	-
Release of stock for benefit plan awards	170	253
Cash dividends paid to stockholders	(10,043)	(9,786)
Net cash provided by Financing Activities	252,087	19,458
INCREASE IN CASH AND CASH EQUIVALENTS	11,686	(17,785)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,777	79,076
CASH AND CASH EQUIVALENTS, END OF PERIOD	57,463	61,291
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$15,535	$15,608
Cash paid for interest	23,470	23,839
Loans transferred to OREO	-	765
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	38	112
Net decrease in non-credit component of OTTI	16	16

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2014 and December 31, 2013, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2014 and 2013.  The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2014.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

                 In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers," (Topic 606) ("ASU 2014-09").  ASU 2014-09 impacts any entity that either enters into contracts with customers to transfer goods or services, or that enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (i.e. insurance contracts or lease contracts).  Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Adoption of ASU 2014-09 is not expected to have a material impact upon the Company's consolidated financial position or results of operations.

4.	TREASURY STOCK

The Holding Company did not repurchase any of its common stock into treasury during the six months ended June 30, 2014 and 2013.

On April 30, 2014, 121,333 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under either the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (the "2004 Equity Plan") or the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (the "2013 Equity Plan"), and 9,364 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Holding Company's common stock on that date was $16.30, and the shares were released utilizing the average historical cost method.

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

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended June 30, 2014
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	18	8	10
Total securities held-to-maturity and transferred securities	26	12	14
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain (loss) on securities	-	-	-
Change in net unrealized gain during the period	127	57	70
Total securities available-for-sale	127	57	70
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	261	117	144
Total defined benefit plans	261	117	144
Total other comprehensive income (loss)	$414	$186	$228
Three Months Ended June 30, 2013
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	51	23	28
Total securities held-to-maturity and transferred securities	59	27	32
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain (loss) on securities	-	-	-
Change in net unrealized gain during the period	(320)	(145)	(175)
Total securities available-for-sale	(320)	(145)	(175)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	-	-	-
Total defined benefit plans	-	-	-
Total other comprehensive income (loss)	$(261)	$(118)	$(143)

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Six Months Ended June 30, 2014
Securities held-to-maturity and transferred securities
Change in non-credit component of OTTI	$16	$8	$8
Change in unrealized loss on securities transferred to held to maturity	38	16	22
Total securities held-to-maturity and transferred securities	54	24	30
Securities available-for-sale
Reclassification adjustment for net gains included in net gain (loss) on securities	$-	$-	$-
Change in net unrealized gain during the period	60	27	33
Total securities available-for-sale	60	27	33
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	522	234	288
Total defined benefit plans	522	234	288
Total other comprehensive income (loss)	$636	$285	$351
Six Months Ended June 30, 2013
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$16	$8	$8
Change in unrealized loss on securities transferred to held to maturity	112	50	62
Total securities held-to-maturity and transferred securities	128	58	70
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain (loss) on securities	(110)	(50)	(60)
Change in net unrealized gain during the period	117	51	66
Total securities available-for-sale	7	1	6
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	-	-	-
Total defined benefit plans	-	-	-
Total other comprehensive income (loss)	$135	$59	$76

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2014	$(878)	$1,319	$(5,200)	$(4,759)
Other comprehensive income before reclassifications	30	33	-	63
Amounts reclassified from accumulated other comprehensive loss	-	-	288	288
Net other comprehensive income during the period	30	33	288	351
Balance as of June 30, 2014	$(848)	$1,352	$(4,912)	$(4,408)

Balance as of January 1, 2013	$(1,043)	1,178	$(9,775)	$(9,640)
Other comprehensive income before reclassifications	70	66	-	136
Amounts reclassified from accumulated other comprehensive loss	-	(60)	-	(60)
Net other comprehensive income during the period	70	6	0	76
Balance as of June 30, 2013	$(973)	$1,184	$(9,775)	$(9,564)

6.	EARNINGS PER SHARE ("EPS")

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income per the Consolidated Statements of Income	$10,460	$12,039	$20,494	$22,609
Less: Dividends paid and earnings allocated to participating securities	(42)	(45)	(86)	(91)
Income attributable to common stock	$10,418	$11,994	$20,408	$22,518
Weighted average common shares outstanding, including participating securities	36,181,381	35,295,926	36,138,178	35,222,298
Less: weighted average participating securities	(304,243)	(320,852)	(310,989)	(322,855)
Weighted average common shares outstanding	35,877,138	34,975,074	35,827,189	34,899,443
Basic EPS	$0.29	$0.34	$0.57	$0.65
Income attributable to common stock	$10,418	$11,994	$20,408	$22,518
Weighted average common shares outstanding	35,877,138	34,975,074	35,827,189	34,899,443
Weighted average common equivalent shares outstanding	80,153	72,989	96,160	64,806
Weighted average common and equivalent shares outstanding	35,957,291	35,048,063	35,923,349	34,964,249
Diluted EPS	$0.29	$0.34	$0.57	$0.65

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 246,774 and 1,275,586 weighted-average stock options outstanding for the three-month periods ended June 30, 2014 and 2013, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 342,056 and 1,300,026 weighted-average stock options outstanding for the six-month periods ended June 30, 2014 and 2013, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.	ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and six-month periods ended June 30, 2014 and 2013, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Equity Plan and the 2013 Equity Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2013, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2014	2013	2014	2013
Options outstanding – beginning of period	988,396	2,295,372	1,615,771	2,456,137
Options granted	-	-	-	-
Options exercised	(8,480)	(19,952)	(16,960)	(177,622)
Options forfeited	-	(1,687)	(618,895)	(4,782)
Options outstanding – end of period	979,916	2,273,733	979,916	2,273,733
Intrinsic value of options exercised	$1	$67	$6	$217
Compensation expense recognized	27	48	63	122
Remaining unrecognized compensation expense	77	213	77	213
Intrinsic value of outstanding options at period end	1,301	2,050	1,301	2,050
Intrinsic value of vested options at period end	1,295	2,015	1,295	2,015
Weighted average exercise price of vested options – end of period	14.73	15.87	14.73	15.87

There were no grants of stock options during the three-month and six-month periods ended June 30, 2014 and 2013.

Restricted Stock Awards

 The Company, from time to time, issues restricted stock awards to outside directors and certain officers under either the 2004 Equity Plan or the 2013 Equity Plan.  Typically, awards to outside directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four-year period.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Equity Plan and 2013 Equity Plan during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2014	2013	2014	2013
Unvested allocated shares – beginning of period	317,053	321,148	318,314	328,003
Shares granted	121,333	145,925	121,333	145,925
Shares vested	(141,361)	(148,759)	(141,361)	(155,614)
Shares forfeited	(1,981)	-	(3,242)	-
Unvested allocated shares – end of period	295,044	318,314	295,044	318,314
Compensation recorded to expense	$502	$487	$995	$1,012

8.	LOANS RECEIVABLE AND CREDIT QUALITY

Loans are reported at the principal amount outstanding (as adjusted for any amounts charged-off), net of unearned fees or costs and the allowance for loan losses.  Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

The Bank paid an aggregate premium of $13,163 on real estate loans repurchased during the six months ended June 30, 2014.  The premium will be amortized as an adjustment to interest income throughout the remaining estimated life of the loans.

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

At  December 31, 2013, the Bank had a portion of one loan classified as doubtful, with a full reserve applied against the balance deemed doubtful.  Due to favorable events occurring during the six months ended June 30, 2014, the Bank upgraded the entire loan balance to a substandard rating as of June 30, 2014.

All real estate loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both June 30, 2014 and December 31, 2013.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at June 30, 2014
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$10,246	$-	$-	$-	$-	$10,246
Pass	54,486	3,143,010	312,749	386,816	-	3,897,061
Special Mention	7,386	15,182	5,143	14,390	-	42,101
Substandard	2,324	3,788	6,435	10,596	-	23,143
Doubtful	-	-	-	-	-	-
Total	$74,442	$3,161,980	$324,327	$411,802	$-	$3,972,551
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at June 30, 2014	Balance at December 31, 2013
Performing	$2,435	$2,136
Non-accrual	5	3
Total	$2,440	$2,139

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At June 30, 2014
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$129	$82	$-	$1,422	$1,633	$72,809	$74,442
Multifamily residential and residential mixed use	-	575	348	1,431	2,354	3,159,626	3,161,980
Commercial mixed use real estate	-	-	-	4,400	4,400	319,927	324,327
Commercial real estate	1,484	-	2,256	5,047	8,787	403,015	411,802
Construction	-	-	-	-	-	-	-
Total real estate	$1,613	$657	$2,604	$12,300	$17,174	$3,955,377	$3,972,551
Consumer	$4	$-	$-	$5	$9	$2,431	$2,440
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2014.

At December 31, 2013
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$143	$302	$-	$1,242	$1,687	$72,269	$73,956
Multifamily residential and residential mixed use	744	-	1,031	1,197	2,972	2,919,578	2,922,550
Commercial mixed use real estate	-	-	-	4,400	4,400	371,510	375,910
Commercial real estate	404	-	-	5,707	6,111	318,585	324,696
Construction	-	-	-	-	-	268	268
Total real estate	$1,291	$302	$1,031	$12,546	$15,170	$3,682,210	$3,697,380
Consumer	$6	$4	$-	$3	$13	$2,126	$2,139
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2013.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on three real estate loans with an aggregate outstanding balance of $2,604 at June 30, 2014, and five real estate loans with an aggregate outstanding balance of $1,031 at December 31, 2013, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructured Loans ("TDRs")

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of June 30, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	2	$609	3	$934
Multifamily residential and residential mixed use	4	1,126	4	1,148
Commercial mixed use real estate	1	4,400	-	-
Commercial real estate	4	12,080	5	22,245
Total real estate	11	$18,215	12	$24,327

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of June 30, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	11	$18,215	12	$24,327
TDRs on accrual status at period end	8	8,768	10	18,620
TDRs on non-accrual status at period end	3	9,447	2	5,707

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both June 30, 2014 and December 31, 2013.

During the three-month and six-month periods ended June 30, 2014, the Company reduced the interest rate on a commercial mixed use real estate loan with a recorded balance of $4,400 in a manner that met the criteria of a TDR.  At the time of modification, this loan was impaired, on non-accrual status, and had a reserve of $1,320 allocated within the allowance for loans losses.  Upon modification, the borrower paid all contractual amounts due, and the allocated reserve of $1,320 was eliminated.  As of June 30, 2014, the loan remained on non-accrual status pending a timely payment history of at least six months.  There were no other loan modifications during the three-month or six-month periods ended June 30, 2014 that met the definition of a TDR, and there were no loan modifications during the three-month or six-month periods ended June 30, 2013 that met the definition of a TDR.
The Bank's allowance for loan losses at June 30, 2014 reflected $56 of allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2013 reflected $451 of allocated reserve associated with TDRs.  During the three-month and six-month periods ended June 30, 2014, one TDR was fully satisfied in accordance with its contractual terms.  The allocated reserve associated with this loan was thus eliminated, and accounted for the great majority of the reduction in the allocated reserves associated with TDRs from December 31, 2013 to June 30, 2014.  Otherwise, activity related to reserves associated with TDRs was immaterial during the three-month and six-month periods ended June 30, 2014 and 2013.

As of June 30, 2014 and December 31, 2013, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the six-month period ended June 30, 2014 or the year ended December 31, 2013 (thus no significant impact to the allowance for loan losses during those periods).

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan's pre-modification rate for certain performing TDRs).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Please refer to Note 9 for tabular information related to impaired loans.

Delinquent Serviced Loans Subject to a Recourse Obligation

Until February 20, 2014, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  This pool of loans was re-acquired on February 20, 2014, and the First Loss Position was extinguished.  At December 31, 2013, delinquencies within this pool of loans were immaterial.  On February 20, 2014, all of the loans in the repurchased pool were performing.  Any delinquencies related to these loans as of June 30, 2014 are reported in the table on page 13.

9.	ALLOWANCE FOR LOAN LOSSES AND LIABILITY FOR FIRST LOSS POSITION

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both June 30, 2014 and December 31, 2013.

Impaired Loan Component

All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all condominium or cooperative apartment and one- to four-family residential real estate loans in excess of the FNMA Limits are individually evaluated for impairment.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: (1) the likely realizable value of a note sale; (2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or (3) the present value of estimated future cash flows (using the loan's pre-modification rate in the case of certain performing TDRs).  For impaired loans on non-accrual status, either of the initial two measurements is utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both June 30, 2014 and December 31, 2013.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both June 30, 2014 and December 31, 2013, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at June 30, 2014 and December 31, 2013.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $123 at June 30, 2014 and $53 at December 31, 2013.  The increase resulted from both growth of $549 in the balance of such loans from December 31, 2013 to June 30, 2014, as well as the application of a higher loss percentage on these loans at June 30, 2014 compared to December 31, 2013 under the methodology employed.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both June 30, 2014 and December 31, 2013, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at June 30, 2014 and December 31, 2013.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans increased from $185 at December 31, 2013 to $274 at June 30, 2014, due to both an increase of $7,889 in the balance of such loans and an increase in the expected loss percentage applied to such loans, from December 31, 2013 to June 30, 2014.

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

(ii) Economic conditions - At both June 30, 2014 and December 31, 2013, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

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

(vii) Changes in the quality and scope of the loan review function – The Bank considers the potential impact upon its allowance for loan losses of any favorable or adverse change in the quality and scope of the loan review function.

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

The following tables present data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended June 30, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$277	$14,311	$2,767	$3,048	$1	$20,404	$25
Provision (credit) for loan losses(1)	(79)	16	(1,500)	430	(1)	(1,134)	4
Charge-offs	(14)	(13)	-	(102)	-	(129)	(5)
Recoveries	120	5	342	1	-	468	-
Ending balance	$304	$14,319	$1,609	$3,377	$-	$19,609	$24

Ending balance – loans individually evaluated for impairment	$609	$2,557	$4,400	$12,080	$-	$19,646	$-
Ending balance – loans collectively evaluated for impairment	73,833	3,159,423	319,927	399,722	-	3,952,905	2,440
Allowance balance associated with loans individually evaluated for impairment	-	-	-	56	-	56	-
Allowance balance associated with loans collectively evaluated for impairment	304	14,319	1,609	3,321	-	19,553	24
Total Ending balance	$304	$14,319	$1,609	$3,377	$-	$19,609	$24

At December 31, 2013
	Real EstateLoans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$1,199	$2,345	$4,400	$22,245	$-	$30,189	$-
Ending balance – loans collectively evaluated for impairment	72,757	2,920,205	371,510	302,451	268	3,667,191	2,139
Allowance balance associated with loans individually evaluated for impairment	-	-	1,320	451	-	1,771	-
Allowance balance associated with loans collectively evaluated for impairment	236	13,840	1,683	2,596	3	18,358	24
Total Ending balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24

At or for the Three Months Ended June 30, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$350	$13,890	$2,590	$3,652	$22	$20,504	$26
Provision (credit) for loan losses	12	755	(360)	(374)	(10)	23	5
Charge-offs	(11)	(46)	(15)	-	-	(72)	(7)
Recoveries	1	21	-	1	-	23	-
Ending balance	$352	$14,620	$2,215,000	$3,279	$12	$20,478	$24

At or for the Six Months Ended June 30, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24
Provision (credit) for loan losses	(30)	354	(1,706)	532	(3)	(853)	4
Charge-offs	(23)	(50)	(30)	(210)	-	(313)	(4)
Recoveries	121	175	342	8	-	646	-
Ending balance	$304	$14,319	$1,609	$3,377	$-	$19,609	$24

At or for the Six Months Ended June 30, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27
Provision (credit) for loan losses	104	456	(273)	(101)	(12)	174	10
Charge-offs	(99)	(156)	(15)	(4)	-	(274)	(13)
Recoveries	3	21	29	2	-	55	-
Ending balance	$352	$14,620	$2,215	$3,279	$-	$20,478	$24

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):

	At June 30, 2014
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$651	$609	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,557	2,557	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	-	-	-
With an allocated reserve	4,464	4,400	-
Commercial Real Estate
With no allocated reserve	7,641	6,531	-
With an allocated reserve	5,549	5,549	56
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$15,313	$14,097	$-
With an allocated reserve	$5,549	$5,549	$56
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2013
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$1,066	$987	$-
With an allocated reserve	255	212	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,494	2,345	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	-	-	-
With an allocated reserve	4,500	4,400	1,320
Commercial Real Estate
With no allocated reserve	8,316	7,203	-
With an allocated reserve	15,042	15,042	451
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$11,876	$10,535	$-
With an allocated reserve	$19,797	$19,654	$1,771
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013			Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment		Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$769	$20	$	$ 996	$6	$842	$35	$1,024	$17
With an allocated reserve	-	-		212	5	70	-	211	9
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,483	34		2,779	32	2,437	55	2,673	80
With an allocated reserve	-	-		-	-	-	-	-	-
Mixed Use Commercial Mixed Use Real Estate
With no allocated reserve	2,200	148		1,875	40	1,467	149	1,883	92
With an allocated reserve	2,200	-		-	-	2,933	-	-	-
Commercial Real Estate
With no allocated reserve	6,864	10		27,179	364	6,976	41	28,858	762
With an allocated reserve	10,259	165		15,198	138	11,854	350	15,225	396
Construction
With no allocated reserve	-	-		-	-	-	-	-	-
With an allocated reserve	-	-		-	-	-	-	-	-
Total
With no allocated reserve	$12,316	$212	$	$ 32,829	$442	$11,722	$280	$34,438	$951
With an allocated reserve	$12,459	$165	$	$ 15,410	$143	$14,857	$350	$15,436	$405

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
The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans and activity in the related liability:

	At or for the Three Months Ended June 30,				At or for the Six Months Ended June 30,
	2014		2013		2014		2013
Outstanding balance of multifamily loans serviced for FNMA at period end		$-		$229,165		$-		$229,165
Total First Loss Position at end of period		-		15,428		-		15,428
Liability on the First Loss Position
Balance at beginning of period	$	$ -	$	$ 1,291	$	$ 1,040	$	$ 1,383
Credit for losses on problem loans(1)		-		(102)		(1,040)		(194)
Charge-offs and other net reductions in balance		-		(1)		-		(1)
Balance at period end	$	$ -	$	$ 1,188	$	$ -	$	$ 1,188
(1)	Amount recognized as a component of mortgage banking income during the period.

10.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at June 30, 2014:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$$15,819	$$6,874	$(585)	-	$(959	)(2)	$5,330	$795	$6,125
Available for sale securities:
Investment securities
Registered Mutual Funds	2,883	2,777	-	925	(6)		3,696	-	3,696
Agency notes	70	70	-	0	-		70	-	70
MBS
Pass-through MBS issued by GSEs	26,473	26,473	-	1,529	-		28,002	-	28,002
Collateralized mortgage obligations ("CMOs") issued by GSEs	17	17	-	0	-		17	-	17
Private issuer pass through MBS	535	535	-	7	-		542	-	542
Private issuer CMOs	447	447	-	7	-		454	-	454
(1)	Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2)	Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2013:

			Unrealized Gains or Losses Recognized in Accumulated Other Comprehensive Loss
	Purchase Amortized / Historical Cost	Recorded Amortized/ Historical Cost (1)	Non-Credit OTTI	Unrealized Gains	Unrealized Losses		Book Value	Other Unrecognized Gains	Fair Value
Investment securities held-to-maturity:
TRUPS	$15,885	$6,939	$(601)	-	$(997	)(2)	$5,341	$(178)	$5,163
Available for sale securities:
Investment securities
Registered Mutual Funds	2,866	2,760	-	815	(17)		3,558	-	3,558
Agency notes	15,070	15,070	-	21	-		15,091	-	15,091
MBS
Pass-through MBS issued by GSEs	28,407	28,407	-	1,552	-		29,959	-	29,959
CMOs issued by GSEs	319	319	-	2	-		321	-	321
Private issuer pass through MBS	662	662	-	18	-		680	-	680
Private issuer CMOs	574	574	-	9	-		583	-	583
(1)	Amount represents the purchase amortized / historical cost less any credit-related OTTI charges recognized through earnings.
(2)	Amount represents the unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At June 30, 2014, the agency note investments in the table above had contractual maturities as follows::

	Amortized Cost	Estimated Fair Value
Due after three years through five years	70	70
TOTAL	$70	$70

The held-to-maturity TRUPS had a weighted average term to maturity of 20.5 years at June 30, 2014.  At June 30, 2014, MBS available-for-sale (which included pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 16.7 years and a weighted average estimated duration of 1.3 years.  There were no sales of either investment securities held-to-maturity or MBS available-for-sale during the six months ended June 30, 2014 or 2013.

There were no sales of investment securities available-for-sale during the six months ended June 30, 2014 and the three months ended June 30, 2013.  Proceeds from the sales of investment securities available-for-sale totaled $366 during the six months ended June 30, 2013.  A net gain of $110 was recognized on these sales.

As of each reporting period through June 30, 2014, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of June 30, 2014, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At June 30, 2014, these five securities had credit ratings ranging from "C" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended June 30, 2014			At or for the Three Months Ended June 30, 2013
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,945	$593	$9,538	$8,946	$625	$9,571
Amortization of previously recognized OTTI	-	(8)	(8)	1	(8)	(7)
Cumulative balance at end of the period	$8,945	$585	$9,530	$8,947	$617	$9,564

	At or for the Six Months Ended June 30, 2014			At or for the Six Months Ended June 30, 2013
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$9,571	$601	$9,546	$8,945	$634	$9,579
Amortization of previously recognized OTTI	(7)	(16)	(16)	2	(17)	(15)
Cumulative balance at end of the period	$9,564	$585	$9,530	$8,947	$617	$9,564

The following table summarizes the gross unrealized losses and fair value of investment securities as of June 30, 2014, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$-	$-	$3,672	$1,096	$3,672	$1,096
Available for Sale Securities
Registered Mutual Funds	-	-	550	6	550	6
(1)    At June 30, 2014, the recorded balance of these securities was $3,804.  This balance reflected the remaining unrealized loss of $959 that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day these securities were transferred from available-for-sale to held-to-maturity).  In accordance with both ASC 320-10-35-17 and 320-10-65, this unrealized loss is currently being amortized over the remaining estimated life of these securities.

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2014, impairment of three of the TRUPS, with an amortized cost of $4,768, was deemed temporary.  These securities remained in an unrealized loss position for 12 or more consecutive months, and their cumulative unrealized loss was $1,096 at June 30, 2014, reflecting both illiquidity in the marketplace and concerns over future bank failures.  At June 30, 2014, these securities had ratings ranging from "BB-" to "A."  Despite both the significant decline in market value and the duration of their impairment, management believed that the unrealized losses on these securities at

June 30, 2014 were temporary, and that the full value of the investments would be realized once the market dislocations have been removed, or as the securities continued to make their contractual payments of principal and interest.  In making this determination, management considered the following:

•
Based upon an internal review of the collateral backing the TRUPS portfolio, which accounted for current and prospective deferrals, the securities could reasonably be expected to continue making all contractual payments

•	The Company does not intend to sell these securities prior to full recovery of their impairment
•	There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell these securities prior to their forecasted recovery or maturity
•	The securities have a pool of underlying issuers comprised primarily of banks
•	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•	The securities feature either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	The securities are adequately collateralized

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2013, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses				12 Months or More Consecutive Unrealized Losses				Total
	Fair Value		Gross Unrecognized/ Unrealized Losses		Fair Value		Gross Unrecognized/ Unrealized Losses		Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS (1)	$	$-	$	$-		$$5,163		$$1,775	$$5,163	$$1,775
Available-for-Sale Securities:
Registered Mutual Funds		$$536		$$17	$	$ -	$	$ -	$$536	$$17
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

Assets Measured at Fair Value on a Recurring Basis at June 30, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,368	$1,368	$-	$-
International Equity Mutual Funds	169	169	-	-
Fixed Income Mutual Funds	5,521	5,521	-	-
Investment securities available-for-sale:
Agency notes	70	-	70	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,106	2,106	-	-
International Equity Mutual Funds	442	442	-	-
Fixed Income Mutual Funds	1,148	1,148	-	-
Pass-through MBS issued by GSEs	28,002	-	28,002	-
CMOs issued by GSEs	17	-	17	-
Private issuer pass through MBS	542	-	542	-
Private issuer CMOs	454	-	454	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,311	$1,311	$-	$-
International Equity Mutual Funds	164	164	-	-
Fixed Income Mutual Funds	5,347	5,347	-	-
Investment securities available-for-sale:
Agency notes	15,091	-	15,091	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,016	2,016	-	-
International Equity Mutual Funds	427	427	-	-
Fixed Income Mutual Funds	1,115	1,115	-	-
Pass-through MBS issued by GSEs	29,959	-	29,959	-
CMOs issued by GSEs	321	-	321	-
Private issuer pass through MBS	680	-	680	-
Private issuer CMOs	583	-	583	-

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

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both June 30, 2014 and December 31, 2013.  Obtaining market values as of June 30, 2014 and December 31, 2013 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of both June 30, 2014 and December 31, 2013.  Obtaining market values as of June 30, 2014 and December 31, 2013 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$477	-	-	$477
Commercial Mixed Use Real Estate	4,400	-	-	4,400
Commercial Real Estate	207	-	-	207

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$	$ 477	$-	$-	$	$ 477
Multifamily Residential and Residential Mixed Use Real Estate		325	-	-		325
Commercial Mixed Use Real Estate		4,400	-	-		4,400
Commercial Real Estate		5,707	-	-		5,707

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2014 and December 31, 2013 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of June 30, 2014, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $5,277, and no valuation allowance within the allowance for loan losses.  As of December 31, 2013, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $12,392, and a valuation allowance of $1,320 within the allowance for loan losses.  The removal of the valuation allowance favorably impacted the provision for loan losses during the three-month and six-month periods ended June 30, 2014.Such loans had no impact upon the provision for loan losses during the three-month or six-month periods ended June 30, 2013.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at June 30, 2014:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Maximum Value	Minimum Vale	Weighted Average Value
$4,607	Income approach only	Capitalization rate	N/A (1)	N/A (1)	7.5%
		Reduction for planned expedited disposal	N/A (1)	N/A (1)	0.4%

477	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%	15.0%	8.3%
		Capitalization rate (income approach component)	7.8%	8.5%	8.1%
		Reduction for planned expedited disposal	20.0%	27.5%	23.3%
(1) Only one loan in this population.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2013:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Maximum Value		Minimum Value		Weighted Average Value
$4607	Income approach only	Capitalization rate	N/A	(1)	N/A	(1)	7.5%
		Reduction for planned expedited disposal	N/A	(1)	N/A	(1)	0.4%

802	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%		15.0%		5.0%
		Capitalization rate (income approach component)	7.8%		8.5%		8.3%
		Reduction for planned expedited disposal	20.0	%-	30.0%		26.0%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale based upon comparable note sale experience	N/A	(1)	N/A	(1)	17.0%
(1) Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at March 31, 2014 and December 31, 2013 were as follows:

		Fair Value at June 30, 2014 Using
At June 30, 2014	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$57,213	$57,213		$-		$-		$57,213
Investment securities held to maturity (TRUPS)	5,330	-		-		6,125		6,125
Loan, net	3,955,358	-		-		4,056,915		4,056,915
Accrued interest receivable	12,494	1		115		12,378		12,494
Mortgage Servicing Rights ("MSR")	415	-		415		-		415
FHLBNY capital stock	53,269	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,786,064	$1,786,064		$-		$-		$1,786,064
Certificates of Deposit ("CDs")	867,016	-		878,535		-		878,535
Escrow and other deposits	76,930	76,930		-		-		76,930
FHLBNY Advances	1,018,150	-		1,037,962		-		1,037,962
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,959	-		2,959		-		2,959

		Fair Value at December 31, 2013 Using
At December 31, 2013	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$45,777	$45,777		$-		$-		$45,777
Investment securities held to maturity (TRUPS)	5,341	-		-		5,163		5,163
Loans, net	3,679,366	-		-		3,718,604		3,718,604
Premises held for sale	3,624	-		4,400		-		4,400
Accrued interest receivable	12,066	-		178		11,888		12,066
MSR	628	-		1,006		-		1,006
FHLBNY capital stock	48,051	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,678,737	$1,678,737		$-		$-		$1,678,737
CDs	828,409	-		839,059		-		839,059
Escrow and other deposits	69,404	69,404		-		-		69,404
FHLBNY Advances	910,000	-		934,336		-		934,336
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,642	-		2,642		-		2,642

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

TRUPS Held to Maturity – At both June 30, 2014 and December 31, 2013, the Company owned seven TRUPS classified as held-to-maturity for which the estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i)    Discount Rate – Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the seven TRUPS, as follows:

(1)
Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of June 30, 2014 ranged from 1.6% to 2.4%, with a weighted average value of 2.2%.

(2)	Current discount rate – the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating. In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation. In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B." The current discount rates utilized to compute fair value as of June 30, 2014 ranged from 5.3% to 9.2%, with a weighted average value of 6.3%.

(ii) Defaults – The Company utilized the most recently published measures of capital adequacy and/or problematic assets to estimate potential defaults in the collateral pool of performing issuers underlying the seven securities.  In instances where problematic assets equaled or exceeded the issuer's regulatory capital, or the issuer's capital level fell below the limits established by the regulatory agencies, defaults were deemed probable to occur.  Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of June 30, 2014 ranged from 0% to 4.5% of the performing security pool balance, with a weighted average rate of 1.1%.  The Company additionally utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows – The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at June 30, 2014 and December 31, 2013, the Company utilized two additional independent cash flow valuation models in order to estimate the fair value of TRUPS.  The two independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions utilized to derive estimated cash flows, individual bank defaults and discount rate.  Weighting was applied, as deemed appropriate, to all valuations utilized at each period end, including the Internal Cash Flow Valuation.

Loans, Net – The fair value of impaired loans that are measured at fair value is determined in the manner described commencing on page 26.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair values of loans receivable other than impaired loans measured at fair value and adjustable rate loans, are shown under the Level 3 valuation column.

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

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$10	$-	$15
Interest cost	338	58	290	57
Expected return on assets	(444)	-	(380)	-
Amortization of unrealized loss	261	-	587	12
Net periodic cost	$155	$68	$497	$84

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$20	$-	$30
Interest cost	676	116	579	114
Expected return on assets	(888)	-	(759)	-
Amortization of unrealized loss	522	-	1,174	24
Net periodic cost	$310	$136	$994	$168

            The Company disclosed in its consolidated financial statements for the year ended December 31, 2013 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2014 as follows: Employee Retirement Plan - $30, BMP - $538, Outside Director Retirement Plan - $190, and Postretirement Plan - $169.  The Company made contributions of $10 to the Employee Retirement Plan during the six months ended June 30, 2014, and expects to make the remainder of the estimated contributions during 2014.  The Company made benefit payments of $91 on behalf of the Outside Director Retirement Plan during the six months ended June 30, 2014, and expects to make the remainder of the estimated net contributions or benefit payments during 2014.  The Company made benefit payments totaling $37 on behalf of the Postretirement Plan during the six months ended June 30, 2014, and expects to make the remainder of the estimated contributions or benefit payments during 2014.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the six months ended June 30, 2014, and does not currently expect to make benefit payments on behalf of the BMP during 2014, since anticipated retirements that formed the basis for these expected benefit payments in 2014 are presently not expected to occur.

13.	INCOME TAXES

During the three months ended June 30, 2014 and 2013, the Company's consolidated effective tax rates were  41.9% and 40.1%, respectively. During the six months ended June 30, 2014 and 2013, the Company's consolidated effective tax rates were 41.8% and 40.3%, respectively, approximating the expected 41% normalized rate for each period.  There were no significant unusual income tax items during either the three-month or six-month periods ended June 30, 2014 and 2013.

14.	NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the consolidated statements of income was comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) on the sale of loans	$-	$(1)	$27	$11
Credit to the liability for First Loss Position	-	102	1,040	194
Mortgage banking fees recognized	82	11	15	68
Net mortgage banking income	$82	$112	$1,082	$273

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

Merger of the Bank Tax into the Corporate Franchise Tax
NYS has historically imposed a franchise tax on general business corporations, commonly referred to as the "Article 9-A Corporate Franchise Tax," and a separate franchise tax on banking corporations, commonly referred to as the "Article 32 Bank Tax."  Under these statutes, NYS financial service companies and banks are taxed under different regimes.

The Tax Reform Package repeals the Article 32 Bank Tax, merging it into the Article 9-A Corporate Franchise Tax.  It also makes several subtraction modifications to the Article 9-A Corporate Franchise Tax to accommodate the merger, most notably by providing a choice between three potential financial tax subtraction modifications: 1) a subtraction modification equal to 32% of NYS entire net income available to all thrifts and community banks with assets that do not exceed $8 billion; 2) a subtraction modification, available to both small thrifts and community banks with assets that do not exceed $8 billion, based upon 50% of the net interest income from loans multiplied by the fraction of interest received from loans secured by real estate located in NYS or small business loans made to NYS borrowers with a principal amount of $5 million or less divided by total interest income from loans; and 3) both small thrifts and community banks with assets that do not exceed $8 billion that owned a captive real estate investment trust ("REIT") as of April 1, 2014, may, for tax years beginning on or after January 1, 2015, subtract up to 160% of dividends received from the REIT in determining NYS taxable income.  Small thrifts and community banks with assets that do not exceed $8 billion and that continue to maintain grandfathered REITs are prohibited from claiming the first two subtraction modifications described above.  Consequently, under the revised Article 9-A Corporate Franchise Tax structure, for tax years beginning on or after January 1, 2015, the Bank will be required to claim the 160% subtraction for dividends received from its captive REIT subsidiary for any year the REIT remains in existence (in lieu of a dividends paid deduction to the REIT).  If the REIT is no longer maintained, then the Bank will be entitled to choose on an annual basis between option 1) or 2) above.

Adoption of a Full Water's-Edge Unitary Combined Filing
The Tax Reform Package requires all firms meeting an ownership test of 50% or more be deemed a unitary business and required to file a combined tax return.  Substantial intercompany transactions are eliminated, and a domestic corporation without any assets or customers in NYS, but engaged in a unitary business with a related New York taxpayer, could become part of the NYS unitary group.

Source Income Solely by Reference to the Location of the Customer
The Tax Reform Package requires business income to be apportioned to and taxed by NYS using a single receipts factor based on the customer's location. These provisions also contain favorable apportionment rules for asset-backed securities that will be beneficial to the Bank.

During the three-month and six-month periods ended June 30, 2014, the Company adjusted both its deferred tax asset and income tax expense to reflect the expected adjustment in its NYS tax rate resulting from the Tax Reform Package.  Such adjustments were not material to its consolidated financial condition and results of operations.  The Company is evaluating the impact of the Tax Reform Package upon its future consolidated financial condition and results of operations.  The ultimate impact of the Tax Reform Package upon future tax expense and tax planning policies implemented by the Company will be influenced by several factors including, but not limited to, the election of NYC to conform its tax laws to the reformed NYS law.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2014		2013		2014		2013
Performance and Other Selected Ratios:
Return on Average Assets	0.97%		1.20%		0.97%		1.14%
Return on Average Stockholders' Equity	9.36		11.93		9.24		11.29
Stockholders' Equity to Total Assets	10.43		10.35		10.43		10.35
Loans to Deposits at End of Period	149.83		138.32		149.83		138.32
Loans to Earning Assets at End of Period	96.82		96.60		96.82		96.60
Net Interest Spread	2.77		3.34		2.81		3.28
Net Interest Margin	2.96		3.55		3.01		3.49
Average Interest Earning Assets to Average Interest Bearing Liabilities	116.48		116.89		116.16		116.34
Non-Interest Expense to Average Assets	1.42		1.53		1.47		1.59
Efficiency Ratio	47.66		43.24		48.06		45.55
Effective Tax Rate	41.86		40.10		41.78		40.26
Dividend Payout Ratio	48.28		41.18		49.12		43.08
Per Share Data:
Reported EPS (Diluted)	$0.29		$0.34		$0.57		$0.65
Cash Dividends Paid Per Share	0.14		0.14		0.28		0.28
Stated Book Value	12.17		11.34		12.17		11.34
Asset Quality Summary:
Net (Recoveries) Charge-offs	$(334)		$56		$(329)		$232
Non-performing Loans	12,305		9,507		12,305		9,507
Non-performing Loans/Total Loans	0.31%		0.26%		0.31%		0.26%
Non-performing Assets	$13,224		$10,987		$13,224		$10,987
Non-performing Assets/Total Assets	0.31%		0.28%		0.31%		0.28%
Allowance for Loan Loss/Total Loans	0.49		0.57		0.49		0.57
Allowance for Loan Loss/Non-performing Loans	159.55		215.65		159.55		215.65
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.43	x	2.65	x	2.45	x	2.55	x
Excluding Interest on Deposits	3.37		3.86		3.39		3.68
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

During the six months ended June 30, 2014, the Company repurchased $221.9 million of loans it had previously sold to third parties and was servicing.  The Company utilized a combination of borrowings, deposit growth and additional mortgagor escrow deposits to fund the repurchase.  This was a non-recurring transaction for purposes of liquidity and capital resources.

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY.  The Bank may also sell selected multifamily residential, or mixed use real estate loans to private sector secondary market purchasers, and has in the past sold such loans and one to four family residential loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $145.9 million during the six months ended June 30, 2014, compared to an increase of $128.2 million during the six months ended June 30, 2013.  Within deposits, core deposits (i.e., non-CDs) increased $107.3 million during the six months ended June 30, 2014 and $145.1 million during the six months ended June 30, 2013.  These increases were due to successful gathering efforts tied to promotional money market offerings.  CDs increased $38.6 million during the six months ended June 30, 2014 and declined by $16.9 million during the six months ended June 30, 2013.  The increase during the six months ended June 30, 2014 resulted primarily from successful promotional activities related to 30-month and 5-year traditional CDs as well as Individual Retirement Account CDs.  The reduction during the six months ended June 30, 2013 was due to the attrition of maturing CDs from prior period promotional activities, as CD promotional activities were de-emphasized during that period. Deposit gathering was given greater emphasis during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, and thus resulted in increased deposit inflows during the six months ended June 30, 2014.

The Bank increased its outstanding FHLBNY advances by $108.2 million during the six months ended June 30, 2014, reflecting a need for additional borrowings in order to fund the $221.9 million of loan repurchases that occurred during the period.  The Bank elected not to replace $105.0 million of FHLBNY advances that matured during the six months ended June 30, 2013, as it experienced only nominal balance sheet growth during that period and utilized cash balances liquidity or deposit inflows instead to fund its balance sheet growth.

During the six months ended June 30, 2014, principal repayments totaled $332.3 million on real estate loans (including refinanced loans) and $3.3 million on MBS. During the six months ended June 30, 2013, principal repayments totaled $496.7 million on real estate loans (including refinanced loans) and $10.8 million on MBS.  The decrease in principal repayments on real estate loans reflected reduced loan refinancing activity during the six months ended June 30, 2014, as such levels were historically high during the six months ended June 30, 2013.  The decline in principal repayments on MBS resulted from a reduction of $13.6 million in their average balance from the six months ended June 30, 2013 to the six months ended June 30, 2014.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At June 30, 2014, the Bank had an additional potential borrowing capacity of $482.2 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At June 30, 2014, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the six months ended June 30, 2014 and 2013, real estate loan originations totaled $399.8 million and $570.0 million, respectively.  The decrease from the six months ended June 30, 2013 to the six months ended June 30, 2014 reflected the Company's election to compete less aggressively for new loans during the six months ended June 30, 2014 as a result of the $221.9 million of loans repurchased during the period.  Security purchases were de-emphasized during the six months ended both June 30, 2014 and 2013 due to their lack of beneficial yield above cash balances.

The Holding Company did not repurchase any shares of its common stock during the six months ended June 30, 2014 or 2013.  As of June 30, 2014, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $15.79 per share closing price of its common stock as of June 30, 2014, the Holding Company would utilize $17.8 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $10.0 million in cash dividends on its common stock during the six months ended June 30, 2014, and $9.8 million during the six months ended June 30, 2013.  The increase in payment resulted from a net increase of  803,743 shares outstanding from June 30, 2013 to June 30, 2014.

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

The following table presents off-balance sheet arrangements as of June 30, 2014:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$40,328	$-	$-	$-	$40,328
Other loan commitments	115,757	-	-	-	115,757
Total Off-Balance Sheet Arrangements	$156,085	$-	$-	$-	$156,085

Asset Quality

General
At both June 30, 2014 and December 31, 2013, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $12.3 million and $12.5 million at June 30, 2014 and December 31, 2013, respectively, representing 0.31% and 0.34% of total loans at June 30, 2014 and December 31, 2013, respectively.  During the six months ended June 30, 2014, principal amortization of $682,000 was recognized on seven non-accrual loans, and three non-accrual loans totaling $443,000 were either disposed of or satisfied.  Partially offsetting these reductions were six loans totaling $881,000 that were added to non-accrual status during the six months ended June 30, 2014.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $19.6 million, consisting of fourteen loans, at June 30, 2014, compared to $30.2 million, consisting of sixteen loans, at December 31, 2013.  During the six months ended June 30, 2014, two impaired loans totaling $9.7 million were satisfied by the respective borrowers, a $325,000 impaired loan was disposed of at a value at or below its recorded balance and a $265,000 loan was removed from impaired status.  Additionally during the six months ended June 30, 2014, principal amortization totaling $800,000 was recognized on eleven impaired loans.  Partially offsetting these declines was the addition of two loans totaling $564,000 to impaired status during the six months ended June 30, 2014.

The following is a reconciliation of non-accrual and impaired loans at June 30, 2014:

(Dollars in Thousands)
Non-accrual loans	$12,305
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(1,399)
TDRs retained on accrual status	8,767
Impaired loans	$19,646

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank modified one loan in a manner that met the criteria for a TDR during the three-month and six-month periods ended June 30, 2014.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three-month or six-month periods ended June 30, 2013.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 36.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy, as disclosed on page 36 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both June 30, 2014 and December 31, 2013, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses its likely realizable value quarterly thereafter.  OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense.  Only the appraised value, or either contractual or formal marketed values that fall below the appraised value, are used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

The Bank did not recognize any write-downs on OREO properties during the three-month or six-month periods ended June 30, 2014.  OREO properties totaled $18,000 at both June 30, 2014 and December 31, 2013.  The Bank did not recognize any write-downs on OREO properties during the three months ended June 30, 2013.  During the six months ended June 30, 2013, a write down in value of $180,000 was recognized on an OREO property acquired during the period.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At June 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Non-accrual loans:
One- to four-family residential including condominium and cooperative apartment	$1,422	$1,242
Multifamily residential and residential mixed use real estate	1,431	1,197
Commercial real estate and commercial mixed use real estate	9,447	10,107
Consumer	5	3
Sub-total	12,305	12,549
Non-accrual loans held for sale	-	-
Total non-accrual loans	12,305	12,549
Non-performing TRUPS	901	898
OREO	18	18
Total non-performing assets	13,224	13,465
Ratios:
Total non-accrual loans to total loans	0.31%	0.34%
Total non-performing assets to total assets	0.31	0.33

TDRs and Impaired Loans
TDRs	$18,215	$24,327
Impaired loans (1)	19,646	30,189
(1) Amount includes all TDRs at both June 30, 2014 and December 31, 2013.  See the discussion entitled "Impaired Loans" commencing on page 37 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had seven real estate loans, totaling $2.3 million, that were delinquent between 30 and 89 days at June 30, 2014, a net increase of approximately $700,000 compared to six such loans totaling $1.6 million at December 31, 2013. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary Loan Modifications

There were no temporary modifications entered into during the three-month or six-month periods ended June 30, 2014 and 2013.  At both June 30, 2014 and December 31, 2013, the Bank had 3 loans totaling $1.8 million that were deemed temporary loan modifications.  Please refer to pages 15 and 16 of the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of temporary loan modifications.

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

Reserve for Loan Commitments

At June 30, 2014 and December 31, 2013, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended June 30, 2014 and December 31, 2013.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At June 30, 2014	At March 31, 2014	At December 31, 2013
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$56	$1,739	$1,771
Substandard loans not deemed impaired or evaluated individually for impairment	123	100	53
Special Mention loans not deemed impaired	274	231	185
Pass graded loans	19,156	18,334	18,120
Sub-total real estate loans	19,609	20,404	20,129
Consumer loans	24	25	24
TOTAL	$19,633	$20,429	$20,153

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net recoveries (charge-offs)	$334	$(57)	$329	$(233)
(Credit) Provision	(1,130)	28	(849)	185

The Company recognized a net credit (negative provision) to its allowance for loan losses during the three-month and six-month periods ended June 30, 2014, primarily reflecting a significant reduction in the estimated reserves on impaired loans, which was partially offset by an increase in the estimated reserves on pass graded loans.  The reduction in the estimated reserves on impaired loans reflected the removal of $1.6 million of reserves allocated to two large impaired loans during the three months ended June 30, 2014.  One of these loans, with a reserve allocated of $345,000, was satisfied with the Bank receiving all contractual amounts due.  The second loan, with a reserve allocated of $1.3 million, paid all of its arrears in accordance with a restructuring agreement that the Bank completed with the principal borrower during the three months ended June 30, 2014.  The increase in the estimated reserves on pass graded loans reflected growth in the outstanding aggregate balance of loans during the three-month and six-month periods ended June 30, 2014.

For a further discussion of the allowance for loan losses and related activity during the three-month and six-month periods ended June 30, 2014 and 2013, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention, Doubtful and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets.  Assets totaled $4.3 billion at June 30, 2014, $273.5 million above their level at December 31, 2013.

Real estate loans increased $275.2 million during the six months ended June 30, 2014.  During the six months ended June 30, 2014, the Bank originated $399.8 million of real estate loans (including refinancing of existing loans) and purchased $221.9 million of real estate loans, which exceeded the $13.0 million of sales and $332.3 million of aggregate amortization on such loans (also including refinancing of existing loans).

Cash and due from banks increased by $11.4 million during the six months ended June 30, 2014, due primarily to the inflows of retail deposits and mortgagor escrow funds.  The Company also increased its investment in FHLBNY common stock by $5.2 million during the six months ended June 30, 2014 as a result of a $108.2 million growth in its outstanding FHLBNY borrowings during the period.

Investment securities available-for-sale declined $14.9 million during the six months ended June 30, 2014, due to a $15.0 million agency security that was called and not replaced during the period.  During the six months ended June 30, 2014, the Company also completed the sale of a $3.6 million real estate parcel that had historically been earmarked for utilization as office space.

Liabilities.  Total liabilities increased $260.5 million during the six months ended June 30, 2014.  Retail deposits (due to depositors) increased $145.9 million and FHLBNY advances increased $108.2 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and FHLBNY advances during the six months ended June 30, 2014.  Mortgagor escrow and other deposits grew $7.5 million during the six months ended June 30, 2014 as a result of the growth in loans during the period.

Stockholders' Equity.  Stockholders' equity increased $13.0 million during the six months ended June 30, 2014, due primarily to net income of $20.5 million, an aggregate increase to stockholders' equity of $1.8 million related to either expense amortization or income tax benefits associated with stock benefit plans, a $351,000 reduction in the accumulated other comprehensive loss component (a negative component) of stockholders' equity from both the improved valuation of available-for-sale securities and a reduction in the estimated unfunded balance of defined benefit plans, and $278,000 of stockholders' equity added from the exercise of stock options.  Partially offsetting these additions to stockholders' equity were $10.0 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General.  Net income was $10.5 million during the three months ended June 30, 2014, a reduction of $1.5 million from net income of $12.0 million during the three months ended June 30, 2013.  During the comparative period, net interest income and non-interest income declined by $3.2 million and $156,000, respectively.  Partially offsetting these reductions to net income were reductions of $1.2 million in the provision for loan losses and $528,000 of income tax expense experienced during the comparative period.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2014 and 2013 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,943,414	$41,973	4.26%	$3,600,154	$44,692	4.97%
Other loans	1,873	29	6.19	2,095	25	4.77
MBS	28,487	236	3.31	39,669	354	3.57
Investment securities	15,585	136	3.49	29,101	103	1.42
Federal funds sold and other short-term investments	138,524	536	1.55	132,507	462	1.39
Total interest-earning assets	4,127,883	$42,910	4.16%	3,803,526	$45,636	4.80%
Non-interest earning assets	183,818			205,711
Total assets	$4,311,701			$4,009,237

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$79,490	$60	0.30%	$92,502	$70	0.30%
Money Market accounts	1,114,169	1,548	0.56	1,082,789	1,406	0.52
Savings accounts	379,819	47	0.05	381,137	64	0.07
CDs	873,733	3,337	1.53	883,881	3,592	1.63
Borrowed Funds	1,096,742	7,324	2.68	813,565	6,752	3.33
Total interest-bearing liabilities	3,543,953	$12,316	1.39%	3,253,874	$11,884	1.46%
Non-interest bearing checking accounts	176,175			174,904
Other non-interest-bearing liabilities	144,788			176,855
Total liabilities	3,864,916			3,605,633
Stockholders' equity	446,785			403,604
Total liabilities and stockholders' equity	4,311,701			4,009,237
Net interest income		$30,594			$33,752
Net interest spread			2.77%			3.34%
Net interest-earning assets	$583,930			$549,652
Net interest margin			2.96%			3.55%
Ratio of interest-earning assets to interest-bearing liabilities			116.48%			116.89%

Rate/Volume Analysis

	Three Months Ended June 30, 2014
	Compared to Three Months Ended June 30, 2013
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$3,966	$(6,685)	$(2,719)
Other loans	(3)	7	4
MBS	(96)	(22)	(118)
Investment securities	(83)	116	33
Federal funds sold and other short-term investments	21	53	74
Total	$3,805	$(6,531)	$(2,726)

Interest-bearing liabilities:
Interest bearing checking accounts	$(10)	$-	$(10)
Money market accounts	38	104	142
Savings accounts	1	(18)	(17)
CDs	(38)	(217)	(255)
Borrowed funds	2,120	(1,548)	572
Total	$2,111	$(1,679)	$432
Net change in net interest income	$1,694	$(4,852)	$(3,158)

The Company's net interest income and net interest margin during the three months ended June 30, 2014 and 2013 were impacted by the following factors:

●
During the period January 1, 2009 through June 30, 2014, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

●
Increased marketplace competition and refinancing activity on real estate loans, particularly during the years ended December 31, 2012 and 2013, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $42.9 million during the three months ended June 30, 2014, a reduction of $2.7 million from the three months ended June 30, 2013, primarily reflecting reductions of $2.7 million and $118,000 in interest income on real estate loans and MBS, respectively.  Prepayment and refinancing on real estate loans at reduced interest rates over the 24-month period ended June 30, 2014 lowered the Company's average yield on real estate loans by 71 basis points during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Partially offsetting the decline in interest income on real estate loans during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 that was attributable to the 71 basis point reduction in their average yield, was an increase of $343.3 million in their average balance during the comparative period, reflecting the implementation of a measured balance sheet growth strategy during the period January 1, 2013 through June 30, 2014.  The decline in interest income on MBS resulted from a reduction of $11.2 million in their average balance from the three months ended June 30, 2013 to the three months ended June 30, 2014.  During the period July 1, 2013 through June 30, 2014, purchases of MBS were limited, and were exceeded by principal repayments of existing MBS.  The average yield on MBS also declined 26 basis points during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as higher yielding MBS continued to amortize.

Interest Expense.  Interest expense increased $432,000, to $12.3 million, during the three months ended June 30, 2014, from $11.9 million during the three months ended June 30, 2013.  The increase resulted primarily from higher interest expense of $572,000 on borrowings and $142,000 on money market deposits during the comparative period, which was partially offset by a lower interest expense of $255,000 on CDs.  The additional interest expense recognized on borrowings and money markets reflected increases in their respective average balances of $283.2 million and $31.4 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The average cost of borrowings declined by 65 basis points during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as the Company utilized some short-term borrowing carrying a very low average cost as a temporary source of funding during the first six months of June 30, 2014.  The average balance of CDs declined by $10.1 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as the Company did not elect to compete aggressively for these deposits during the period July 1, 2013 through June 30, 2014, and experienced attrition in the promotional balances that matured between July 1, 2013 and June 30, 2014.  The average cost of CDs also declined by 10 basis points during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, reflecting reductions in offering rates between July 1, 2013 and June 30, 2014.

Provision for Loan Losses.  The Company recognized a credit (negative provision) for loan losses of $1.1 million during the three months ended June 30, 2014, compared to a provision of $28,000 during the three months ended June 30, 2013.  See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" for a further discussion of the provision (credit) for loan losses during the three months ended June 30, 2014.

Non-Interest Income.  Total non-interest income declined $156,000 from the three months ended June 30, 2013 to the three months ended June 30, 2014, due to several minor reductions in individual non-interest income items.

Non-Interest Expense.  Non-interest expense was $15.3 million during the three months ended June 30, 2014, relatively unchanged from the three months ended June 30, 2013.

Non-interest expense was 1.42% of average assets during the three months ended June 30, 2014, compared to 1.53% during the three months ended June 30, 2013, reflecting an increase of $302.5 million in average assets from the three months ended June 30, 2013 to the three months ended June 30, 2014.

Income Tax Expense.   Income tax expense was $7.5 million during the three months ended June 30, 2014 compared to $8.1 million during the three months ended June 30, 2013.  The reduction resulted from a $2.1 million decline in pre-tax income during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The Company's consolidated tax rate was 41.9% during the three months ended June 30, 2014, up from 40.1% during the three months ended June 30, 2013.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General.  Net income was $20.5 million during the six months ended June 30, 2014, a reduction of $2.1 million from net income of $22.6 million during the six months ended June 30, 2013.  Net interest income declined $5.2 million during the comparative period.  Partially offsetting the decline in net interest income was an increase of $1.0 million in non-interest income, and reductions of $1.0 million in the provision for loan losses, $535,000 in non-interest expense and $527,000 in income tax expense during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2014 and 2013 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,881,312	$82,834	4.27%	$3,552,900	$87,840	4.94%
Other loans	1,927	54	5.60	2,140	50	4.67
MBS	28,981	484	3.34	42,573	813	3.82
Investment securities	22,591	206	1.82	35,954	232	1.29
Federal funds sold and other short-term investments	103,780	1,058	2.04	148,085	1,006	1.36
Total interest-earning assets	4,038,591	$84,636	4.19%	3,781,652	$89,941	4.76%
Non-interest earning assets	188,564			195,627
Total assets	$4,227,155			$3,977,279

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$82,228	$119	0.29%	$92,861	$140	0.30%
Money Market accounts	1,083,425	2,864	0.53	1,071,012	2,896	0.55
Savings accounts	378,762	93	0.05	378,256	165	0.09
CDs	857,931	6,537	1.54	882,882	7,131	1.63
Borrowed Funds	1,074,263	14,174	2.66	825,484	13,542	3.31
Total interest-bearing liabilities	3,476,609	$23,787	1.38%	3,250,495	$23,874	1.48%
Non-interest bearing checking accounts	174,602			168,481
Other non-interest-bearing liabilities	132,408			157,704
Total liabilities	3,783,619			3,576,680
Stockholders' equity	443,536			400,599
Total liabilities and stockholders' equity	4,227,155			3,977,279
Net interest income		$60,849			$66,067
Net interest spread			2.81%			3.28%
Net interest-earning assets	$561,982			$531,157
Net interest margin			3.01%			3.49%
Ratio of interest-earning assets to interest-bearing liabilities			116.16%			116.34%

Rate/Volume Analysis

	Six Months Ended June 30, 2014
	Compared to Six Months Ended June 30, 2013
	Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$7,508	$(12,515)	$(5,007)
Other loans	(6)	11	5
MBS	(243)	(86)	(329)
Investment securities	(104)	78	(26)
Federal funds sold and other short-term investments	(376)	428	52
Total	$6,779	$(12,084)	$(5,305)

Interest-bearing liabilities:
Interest bearing checking accounts	$(16)	$(5)	$(21)
Money market accounts	54	(86)	(32)
Savings accounts	2	(74)	(72)
CDs	(201)	(393)	(594)
Borrowed funds	3,687	(3,055)	632
Total	$3,526	$(3,613)	$(87)
Net change in net interest income	$3,253	$(8,471)	$(5,218)

The Company's net interest income and net interest margin during the six months ended June 30, 2014 and 2013 were impacted by the following factors:

●
During the period January 1, 2009 through June 30, 2014, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

●
Increased marketplace competition and refinancing activity on real estate loans, particularly during the years ended December 31, 2012 and 2013, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $84.6 million during the six months ended June 30, 2014, a reduction of $5.3 million from the six months ended June 30, 2013, primarily reflecting reductions of $5.0 million and $329,000 in interest income on real estate loans and MBS, respectively.  Prepayment and refinancing on real estate loans at reduced interest rates over the 24-month period ended June 30, 2014 lowered the Company's average yield on real estate loans by 67 basis points during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Partially offsetting the decline in interest income on real estate loans during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 that was attributable to the 67 basis point reduction in their average yield, was an increase of $328.4 million in their average balance during the comparative period, reflecting both the repurchase of $221.9 million of real estate loans during the six months ended June 30, 2014 and the implementation of a measured balance sheet growth strategy during the period January 1, 2013 through June 30, 2014.  The decline in interest income on MBS resulted from a reduction of $13.6 million in their average balance from the six months ended June 30, 2013 to the six months ended June 30, 2014.  During the period July 1, 2013 through June 30, 2014, purchases of MBS were limited, and were exceeded by principal repayments of existing MBS.  The average yield on MBS also declined 48 basis points during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, as higher yielding MBS continued to amortize.

Interest Expense.  Interest expense decreased $87,000 to $23.8 million, during the six months ended June 30, 2014, from $23.9 million during the six months ended June 30, 2013.  The decline resulted primarily from reductions of $32,000, $72,000 and $594,000 in interest expense on money market deposits, savings deposits and CDs, respectively, during the comparative period, that were partially offset by increased interest expense on borrowings of $632,000.  The lower interest expense recognized on money markets, savings accounts and CDs reflected declines in their average cost of 2 basis points, 4 basis points, and 9 basis points, respectively, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, from reductions in offering rates made between July 1, 2013 and June 30, 2014.  The reduction in interest expense on CDs also reflected a decline of $25.0 million in their average balance during the comparative period, as the Company did not elect to compete aggressively for these deposits during the period July 1, 2013 through June 30, 2014, and experienced attrition in the promotional balances that matured between July 1, 2013 and June 30, 2014.  The higher interest expense recognized on borrowed funds resulted from an increase of $248.8 million in their average balance from the six months ended June 30, 2013 to the six months ended June 30, 2014, as borrowings were utilized to fund a portion of the balance sheet growth experienced from July 1, 2013 to June 30, 2014.

Provision for Loan Losses.  The Company recognized a credit (negative provision) for loan losses of $849,000 during the six months ended June 30, 2014, compared to a provision of $185,000 during the six months ended June 30, 2013.  See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" for a further discussion of the provision (credit) for loan losses during the six months ended June 30, 2014.

Non-Interest Income.  Total non-interest income increased $1.0 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, due primarily to an increase of $809,000 in mortgage banking income and a $649,000 gain on the sale of real estate recognized during the six months ended June 30, 2014.   The increase in mortgage banking income reflected primarily a credit of $1.0 million recognized during the six months ended June 30, 2014 to eliminate the liability in relation to the First Loss Position.  Partially offsetting these items was a non-recurring net gain of $110,000 on the sale of securities that was recognized during the six months ended June 30, 2013.

Non-Interest Expense.  Non-interest expense was $31.1 million during the six months ended June 30, 2014, a reduction of $535,000 from $31.7 million during the six months ended June 30, 2013, reflecting lower actuarial expenses on benefit plans, and a $180,000 write down of OREO that was recognized in non-interest expense during the six months ended June 30, 2013.

Non-interest expense was 1.47% of average assets during the six months ended June 30, 2014, compared to 1.59% during the six months ended June 30, 2013, reflecting both the reduction in non-interest expense and an increase of $249.9 million in average assets from the six months ended June 30, 2013 to the six months ended June 30, 2014.

Income Tax Expense.   Income tax expense was $14.7 million during the six months ended June 30, 2014 compared to $15.2 million during the six months ended June 30, 2013.  The reduction resulted from a $2.6 million decline in pre-tax income during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The Company's consolidated tax rate was 41.8% during the six months ended June 30, 2014, up from 40.4% during the six months ended June 30, 2013.

Item 3.                           Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2013 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2014.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2014, the Company owned nine mutual fund investments totaling $6.9 million that were designated as trading.  At June 30, 2014, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2013 to June 30, 2014.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of June 30, 2014 and December 31, 2013, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both June 30, 2014 and December 31, 2013.

	At June 30, 2014			At December 31, 2013
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$494,386	$(42,936)	-8.0%	$445,618	$(56,896)	-11.3%
Pre-Shock Scenario	537,322	-	-	502,514	-	-

The Bank's Pre-Shock EVE increased from $502.5 million at December 31, 2013 to $537.3 million at June 30, 2014. The increase resulted from more favorable valuations ascribed to the Bank's real estate portfolio due to both a decline in market lending rates from December 31, 2013 to June 30, 2014 and growth in the Bank's real estate portfolio during the six months ended June 30, 2014 from loans carrying above market interest rates.  Partially offsetting these increases was a less favorable valuation on core deposits resulting from a change in the projected re-pricing schedule for various money market accounts.

The Bank's EVE in the +200 basis point Rate Shock Scenario increased from $445.6 million at December 31, 2013 to $494.4 million at June 30, 2014. The factors contributing to the more favorable valuation included both an increase in the value of the Bank's real estate loans as discussed in the Pre-Shock EVE Scenario above, and a more favorable valuation on the Bank's wholesale borrowing portfolio resulting from an increase in its duration from December 31, 2013 to June 30, 2014.

  Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

	Percentage Change in Net Interest Income for the 12-Month Period Ending
	June 30, 2015	December 31, 2014 *
Instantaneous Change in interest rate of:
+ 200 Basis Points	(9.1)%	(12.9)%
+ 100 Basis Points	(4.9)	(7.0)
-100 Basis Points	2.8	3.6
* Measured as of December 31, 2013.

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2014, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(c)            The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended June 30, 2014.  No existing repurchase programs expired during the three months ended June 30, 2014, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of June 30, 2014, the Holding Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (13)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (Amended and Restated Effective January 1, 2010) (10)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
10.32	Amendment to the Benefit Maintenance Plan (15)
10.33	Amendments to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (16)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (17)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2014and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2014and 2013, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the six-month periods ended June 30, 2014and 2013, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014and 2013, and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010.
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(16)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(17)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(18)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 1, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 5, 2014	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 5, 2014	By: /s/ Michael Pucella
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)