Form 10-Q
period 2014-09-30
DIME COMMUNITY BANCSHARES INC
filed 2014-11-05
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                    September 30, 2014
OR

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 5, 2014
$0.01 Par Value	36,853,172

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013	3
	Consolidated Statements of Income for the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013	4
	Consolidated Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2014 and 2013	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	6
	Notes to Condensed Consolidated Financial Statements	7-30
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43-45
Item 4.	Controls and Procedures	45
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item1A.	Risk Factors	45-46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 5.	Other Information	46
Item 6.	Exhibits	46-48
	Signatures	48

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

·	The risks referred to in the section entitled "Risk Factors."

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.                           Condensed Consolidated Financial Statements
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)
	September 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$$58,977	$$45,777
Total cash and cash equivalents	59,227	45,777
Investment securities held-to-maturity (estimated fair value of $6,337 and $5,163 at September 30, 2014 and December 31, 2013, respectively)(fully unencumbered)	5,352	5,341
Investment securities available-for-sale, at fair value (fully unencumbered)	3,708	18,649
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered)	27,721	31,543
Trading securities	7,056	6,822
Loans:
Real estate, net	4,051,262	3,697,380
Consumer loans	1,913	2,139
Less allowance for loan losses	(19,098)	(20,153)
Total loans, net	4,034,077	3,679,366
Loans held for sale	1,481	-
Premises and fixed assets, net	25,607	26,077
Premises held for sale	-	3,624
Federal Home Loan Bank of New York ("FHLBNY") capital stock	55,235	48,051
Other Real Estate Owned ("OREO")	18	18
Goodwill	55,638	55,638
Other assets	109,285	107,284
Total Assets	$4,384,405	$4,028,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,446,285	$2,332,689
Non-interest bearing deposits	176,328	174,457
Total deposits	2,622,613	2,507,146
Escrow and other deposits	95,830	69,404
FHLBNY advances	1,103,225	910,000
Trust Preferred securities payable	70,680	70,680
Other liabilities	35,854	35,454
Total Liabilities	3,928,202	3,592,684
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($ 0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2014 and December 31, 2013)	-	-
Common stock ($ 0.01 par, 125,000,000 shares authorized, 52,871,443 shares and 52,854,483 shares issued at September 30, 2014 and December 31, 2013, respectively, and 36,858,556 shares and 36,712,951 shares outstanding at September 30, 2014 and December 31, 2013, respectively)	529	528
Additional paid-in capital	254,103	252,253
Retained earnings	420,170	402,986
Accumulated other comprehensive loss, net of deferred taxes	(4,284)	(4,759)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,603)	(2,776)
Unearned Restricted Stock Award common stock	(3,626)	(3,193)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,164)	(9,013)
Treasury stock, at cost (16,012,887 shares and 16,141,532 shares at September 30, 2014 and December 31, 2013, respectively)	(198,922)	(200,520)
Total Stockholders' Equity	456,203	435,506
Total Liabilities And Stockholders' Equity	$4,384,405	$4,028,190
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans secured by real estate	$43,477	$42,451	$126,311	$130,291
Other loans	26	25	80	74
Mortgage-backed securities	223	310	707	1,123
Investment securities	68	84	274	316
Federal funds sold and other short-term investments	551	416	1,609	1,423
Total interest income	44,345	43,286	128,981	133,227
Interest expense:
Deposits and escrow	4,976	4,908	14,590	15,240
Borrowed funds	7,410	6,725	21,583	20,267
Total interest expense	12,386	11,633	36,173	35,507
Net interest income	31,959	31,653	92,808	97,720
(Credit) Provision for loan losses	(501)	240	(1,350)	425
Net interest income after provision for loan losses	32,460	31,413	94,158	97,295
Non-interest income:
Service charges and other fees	1,084	1,015	2,507	2,554
Net mortgage banking income	71	76	1,153	350
Net gain (loss) on securities	(43)	83	35	297
Income from bank owned life insurance	382	419	1,147	1,249
Other	323	415	951	1,197
Total non-interest income	1,817	2,008	6,442	5,626
Non-interest expense:
Salaries and employee benefits	7,806	8,459	24,472	25,730
Stock benefit plan amortization expense	954	1,007	2,912	2,985
Occupancy and equipment	2,513	2,697	7,656	7,735
Data processing costs	814	858	2,467	2,533
Federal deposit insurance premiums	547	515	1,576	1,470
Provision for losses on OREO	-	-	-	180
Other	2,090	2,039	6,762	6,598
Total non-interest expense	14,724	15,575	45,845	47,231
Income before income taxes	19,553	17,846	54,755	55,690
Income tax expense	7,788	7,215	22,496	22,450
Net income	$11,765	$10,631	$32,259	$33,240
Earnings per Share:
Basic	$0.33	$0.30	$0.90	$0.95
Diluted	$0.33	$0.30	$0.90	$0.95
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (Dollars in thousands)
Net Income	$11,765	$10,631	$32,259	$33,240
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of deferred tax expense of $5 and $8 during the three months ended September 30, 2014 and 2013, respectively, and $21 and $58 during the nine months ended September 30, 2014 and 2013, respectively	7	10	29	72
Reduction in non-credit component of other than temporary impairment ("OTTI"), net of deferred tax expense of $4 and $4 during the three months ended both September 30, 2014 and 2013 and $13 and $13 during the nine months ended both September 30, 2014 and 2013	4	4	11	12
Reclassification adjustment for securities sold during the period, net of income tax expense of $(50) during the nine months ended September 30, 2013 (reclassified from net gain on securities)	-	-	-	(60)
Net unrealized securities (losses) gains arising during the period, net of deferred tax (benefit) expense of $(24) and $74 during the three months ended September 30, 2014 and 2013, respectively, and $2 and $125 during the nine months ended September 30, 2014 and 2013, respectively	(30)	90	3	156
Change in pension and other postretirement obligations, net of deferred tax expense of $117 during the three months ended September 30, 2014 and $351 during the nine months ended September 30, 2014	144	-	432	-
Comprehensive Income	$11,890	$10,735	$32,734	$33,420

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
 (Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Common Stock (Par Value $0.01):
Balance at beginning of period	$528	$520
Shares issued in exercise of options	1	6
Balance at end of period	529	526
Additional Paid-in Capital:
Balance at beginning of period	252,253	239,041
Stock options exercised	278	8,972
Excess tax benefit related to stock benefit plans	71	704
Amortization of excess fair value over cost- ESOP stock and stock options expense	847	874
Release from treasury stock for equity awards, net of return of forfeited shares to treasury	654	514
Balance at end of period	254,103	250,105
Retained Earnings:
Balance at beginning of period	402,986	402,986
Net income for the period	32,259	33,240
Cash dividends declared and paid	(15,075)	(14,742)
Balance at end of period	420,170	397,664
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(4,759)	(9,640)
Other comprehensive income recognized during the period	475	180
Balance at end of period	(4,284)	(9,460)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(2,776)	(3,007)
Amortization of earned portion of ESOP stock	173	173
Balance at end of period	(2,603)	(2,834)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,193)	(3,122)
Amortization of earned portion of restricted stock awards	1,497	1,511
Release from treasury stock for equity awards, net of return of forfeited shares to treasury	(1,930)	(2,082)
Balance at end of period	(3,626)	(3,693)
Common Stock Held by BMP:
Balance at beginning of period	(9,013)	(8,800)
Award distribution	1	-
Release from treasury stock for equity awards	(152)	(213)
Balance at end of period	(9,164)	(9,013)
Treasury Stock, at cost:
Balance at beginning of period	(200,520)	(202,584)
Release from treasury stock for equity awards, net of return of forfeited shares to treasury	1,598	2,034
Balance at end of period	(198,922)	(200,550)
Total Stockholders' Equity	$456,203	$422,745

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$32,259	$33,240
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on the sales of investment securities available-for-sale	-	(110)
Net gain recognized on on trading securities	(35)	(187)
Net gain on the sale of loans	(27)	(13)
Net gain (loss) on the sale of OREO and other assets	(649)	21
Net depreciation, amortization and accretion	1,978	2,064
Stock plan compensation (excluding ESOP)	1,584	1,669
ESOP compensation expense	934	889
Provision for loan losses	(1,350)	425
Provision for losses on OREO	-	180
Credit to reduce the liability for loans sold with recourse	(1,040)	(245)
Increase in cash surrender value of BOLI	(1,147)	(1,249)
Deferred income tax credit	(116)	(740)
Excess tax benefit from stock benefit plans	(71)	(704)
Changes in assets and liabilities:
Origination of loans held for sale during the period	-	(1,621)
Proceeds from sale of loans held for sale	-	2,194
(Increase) Decrease in other assets	(341)	8,935
Increase in other liabilities	1,512	3,859
Net cash provided by operating activities	33,491	48,607
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	76	514
Proceeds from calls and principal repayments of investment securities available-for-sale	15,000	14,750
Proceeds from sales of investment securities available-for-sale	-	366
Proceeds from sales of trading securities	-	131
Purchases of investment securities available-for-sale	(24)	(389)
Purchases of mortgage backed securities available-for-sale	(875)	-
Purchases of trading securities	(200)	(332)
Principal collected on mortgage backed securities available-for-sale	4,645	14,731
Proceeds from the sale of portfolio loans	12,970	4,387
Purchases of loans	(221,924)	(40,264)
Loans originated, net of repayments	(145,861)	(128,563)
Proceeds from the sale of OREO	-	564
Proceeds from the sale of premises	4,273	-
Purchases of fixed assets, net	(1,500)	(1,348)
(Purchase) Redemption of FHLBNY capital stock	(7,184)	3,148
Net cash used in investing activities	(340,604)	(132,305)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	115,467	129,735
Increase in escrow and other deposits	26,426	15,407
Repayment of FHLBNY advances	(695,000)	(130,000)
Proceeds from FHLBNY advances	888,225	60,000
Proceeds from exercise of stock options	278	8,978
Excess tax benefit of stock benefit plans	71	704
BMP benefit distribution	1	-
Release of stock for benefit plan awards	170	253
Cash dividends paid to stockholders	(15,075)	(14,742)
Net cash provided by Financing Activities	320,563	70,335
INCREASE IN CASH AND CASH EQUIVALENTS	13,450	(13,363)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,777	79,076
CASH AND CASH EQUIVALENTS, END OF PERIOD	59,227	65,713
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$23,135	$23,683
Cash paid for interest	35,689	35,411
Loans transferred to OREO	-	765
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	49	180
Net decrease in non-credit component of OTTI	24	25

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

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

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 2014 and December 31, 2013, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2014 and 2013.  The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2014.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers, (Topic 606)" ("ASU 2014-09").  ASU 2014-09 impacts any entity that either enters into contracts with customers to transfer goods or services, or that enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (i.e., insurance contracts or lease contracts).  Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Adoption of ASU 2014-09 is not expected to have a material impact upon the Company's consolidated financial position or results of operations.

4.	TREASURY STOCK

The Holding Company did not repurchase any of its common stock into treasury during the nine months ended September 30, 2014 and 2013.

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

On April 30, 2013, 145,925 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under the 2004 Equity Plan and 15,049 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Holding Company's common stock on that date was $14.27, and the shares were released utilizing the average historical cost method.

5.	OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net gain on securities in the accompanying consolidated statements of income.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended September 30, 2014
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	12	5	7
Total securities held-to-maturity and transferred securities	20	9	11
Securities available-for-sale:
Change in net unrealized gain during the period	(54)	(24)	(30)
Total securities available-for-sale	(54)	(24)	(30)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	261	117	144
Total defined benefit plans	261	117	144
Total other comprehensive income (loss)	$227	$102	$125
Three Months Ended September 30, 2013
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	18	8	10
Total securities held-to-maturity and transferred securities	26	12	14
Securities available-for-sale:
Change in net unrealized gain during the period	164	74	90
Total securities available-for-sale	164	74	90
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	-	-	-
Total defined benefit plans	-	-	-
Total other comprehensive income (loss)	$190	$86	$104

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Nine Months Ended September 30, 2014
Securities held-to-maturity and transferred securities
Change in non-credit component of OTTI	$24	$13	$11
Change in unrealized loss on securities transferred to held to maturity	50	21	29
Total securities held-to-maturity and transferred securities	74	34	40
Securities available-for-sale
Change in net unrealized gain during the period	5	2	3
Total securities available-for-sale	5	2	3
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	783	351	432
Total defined benefit plans	783	351	432
Total other comprehensive income (loss)	$862	$387	$475
Nine Months Ended September 30, 2013
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$25	$13	$12
Change in unrealized loss on securities transferred to held to maturity	130	58	72
Total securities held-to-maturity and transferred securities	155	71	84
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain (loss) on securities	(110)	(50)	(60)
Change in net unrealized gain during the period	281	125	156
Total securities available-for-sale	171	75	96
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	-	-	-
Total defined benefit plans	-	-	-
Total other comprehensive income (loss)	$326	$146	$180

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2014	$(878)	$1,319	$(5,200)	$(4,759)
Other comprehensive income before reclassifications	41	2	-	43
Amounts reclassified from accumulated other comprehensive loss	-	-	432	432
Net other comprehensive income during the period	41	2	432	475
Balance as of September 30, 2014	$(837)	$1,321	$(4,768)	$(4,284)

Balance as of January 1, 2013	$(1,043)	1,178	$(9,775)	$(9,640)
Other comprehensive income before reclassifications	84	156	-	240
Amounts reclassified from accumulated other comprehensive loss	-	(60)	-	(60)
Net other comprehensive income during the period	84	96	0	180
Balance as of September 30, 2013	$(959)	$1,274	$(9,775)	$(9,460)

6.	EARNINGS PER SHARE ("EPS")

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income per the Consolidated Statements of Income	$11,765	$10,631	$32,259	$33,240
Less: Dividends paid and earnings allocated to participating securities	(41)	(44)	(128)	(135)
Income attributable to common stock	$11,724	$10,587	$32,131	$33,105
Weighted average common shares outstanding, including participating securities	36,215,186	35,664,100	36,164,129	35,371,184
Less: weighted average participating securities	(295,044)	(318,314)	(305,615)	(321,325)
Weighted average common shares outstanding	35,920,142	35,345,786	35,858,514	35,049,859
Basic EPS	$0.33	$0.30	$0.90	$0.95
Income attributable to common stock	$11,724	$10,587	$32,131	$33,105
Weighted average common shares outstanding	35,920,142	35,345,786	35,858,514	35,049,859
Weighted average common equivalent shares outstanding	54,197	181,717	82,231	107,788
Weighted average common and equivalent shares outstanding	35,974,339	35,527,503	35,940,745	35,157,647
Diluted EPS	$0.33	$0.30	$0.90	$0.95

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 270,996 and 761,193 weighted-average stock options outstanding for the three-month periods ended September 30, 2014 and 2013, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 309,444 and 919,821 weighted-average stock options outstanding for the nine-month periods ended September 30, 2014 and 2013, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.	ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and nine-month periods ended September 30, 2014 and 2013, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Equity Plan and the 2013 Equity Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2013, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2014	2013	2014	2013
Options outstanding – beginning of period	979,916	2,273,733	1,615,771	2,456,137
Options granted	-	-	-	-
Options exercised	-	(493,690)	(16,960)	(671,312)
Options forfeited	-	-	(618,895)	(4,782)
Options outstanding – end of period	979,916	1,780,043	979,916	1,780,043
Intrinsic value of options exercised	$0	$1,872	$6	$2,089
Compensation expense recognized	23	36	86	158
Remaining unrecognized compensation expense	54	177	54	177
Intrinsic value of outstanding options at period end	468	2,447	468	2,447
Intrinsic value of vested options at period end	468	2,347	468	2,347
Weighted average exercise price of vested options – end of period	14.73	16.53	14.73	16.53

There were no grants of stock options during the three-month and nine-month periods ended September 30, 2014 and 2013.

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
The following is a summary of activity related to the restricted stock awards granted under the 2004 Equity Plan and 2013 Equity Plan during the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2014	2013	2014	2013
Unvested allocated shares – beginning of period	295,044	318,314	318,314	328,003
Shares granted	-	-	121,333	145,925
Shares vested	-	-	(141,361)	(155,614)
Shares forfeited	-	-	(3,242)	-
Unvested allocated shares – end of period	295,044	318,314	295,044	318,314
Compensation recorded to expense	$501	$499	$1,498	$1,511

8.	LOANS RECEIVABLE AND CREDIT QUALITY

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

The Bank paid an aggregate premium of $13,163 on real estate loans repurchased during the nine months ended September 30, 2014.  The premium will be amortized as an adjustment to interest income throughout the remaining estimated life of the loans.

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

At December 31, 2013, the Bank had a portion of one loan classified as doubtful, with a full reserve applied against the balance deemed doubtful.  Due to favorable events occurring during the nine months ended September 30, 2014, the Bank upgraded the entire loan balance to a substandard rating as of September 30, 2014.

All real estate loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both September 30, 2014 and December 31, 2013.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at September 30, 2014
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$10,026	$-	$-	$-	$-	$10,026
Pass	55,858	3,193,264	331,368	387,208	-	3,967,698
Special Mention	7,378	22,669	5,114	15,676	-	50,837
Substandard	2,314	3,774	5,875	10,738	-	22,701
Doubtful	-	-	-	-	-	-
Total	$75,576	$3,219,707	$342,357	$413,622	$-	$4,051,262
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at September 30, 2014	Balance at December 31, 2013
Performing	$1,905	$2,136
Non-accrual	8	3
Total	$1,913	$2,139

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At September 30, 2014
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$117	$-	$-	$1,363	$1,480	$74,096	$75,576
Multifamily residential and residential mixed use	415	573	159	1,039	2,186	3,217,521	3,219,707
Commercial mixed use real estate	-	-	-	4,400	4,400	337,957	342,357
Commercial real estate	-	-	2,241	4,717	6,958	406,664	413,622
Construction	-	-	-	-	-	-	-
Total real estate	$532	$573	$2,400	$11,519	$15,024	$4,036,238	$4,051,262
Consumer	$5	$3	$-	$8	$16	$1,897	$1,913
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2014.

At December 31, 2013
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$143	$302	$-	$1,242	$1,687	$72,269	$73,956
Multifamily residential and residential mixed use	744	-	1,031	1,197	2,972	2,919,578	2,922,550
Commercial mixed use real estate	-	-	-	4,400	4,400	371,510	375,910
Commercial real estate	404	-	-	5,707	6,111	318,585	324,696
Construction	-	-	-	-	-	268	268
Total real estate	$1,291	$302	$1,031	$12,546	$15,170	$3,682,210	$3,697,380
Consumer	$6	$4	$-	$3	$13	$2,126	$2,139
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2013.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on two real estate loans with an aggregate outstanding balance of $2,400 at September 30, 2014, and five real estate loans with an aggregate outstanding balance of $1,031 at December 31, 2013, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructured Loans ("TDRs")

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of September 30, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	2	$607	3	$934
Multifamily residential and residential mixed use	4	1,115	4	1,148
Commercial mixed use real estate	1	4,400	-	-
Commercial real estate	4	13,742	5	22,245
Total real estate	11	$19,864	12	$24,327

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of September 30, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	11	$19,864	12	$24,327
TDRs on accrual status at period end	8	10,747	10	18,620
TDRs on non-accrual status at period end	3	9,117	2	5,707

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both September 30, 2014 and December 31, 2013.

There were no loans modified in a manner that met the criteria of a TDR during the three-month and nine-month periods ended September 30, 2013.

The following table summarizes activity related to TDRs for the periods indicated:

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Commercial mixed use real estate	-	-	-	1	$4,400	$4,400
Commercial real estate	1	$3,500	$3,500	1	3,500	3,500
TOTAL	1	$3,500	$3,500	2	$7,900	$7,900

The Bank's allowance for loan losses at September 30, 2014 reflected $37 of allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2013 reflected $451 of allocated reserve associated with TDRs.  During the three-month and nine-month periods ended September 30, 2014, one TDR was fully satisfied in accordance with its contractual terms.  The allocated reserve associated with this loan was thus eliminated, and accounted for the great majority of the reduction in the allocated reserves associated with TDRs from December 31, 2013 to September 30, 2014.  Otherwise, activity related to reserves associated with TDRs was immaterial during the three-month and nine-month periods ended September 30, 2014 and 2013.

As of September 30, 2014 and December 31, 2013, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the nine-month period ended September 30, 2014 or the year ended December 31, 2013 (thus no significant impact to the allowance for loan losses during those periods).

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

The Bank considers TDRs and non-accrual multifamily residential, mixed-use and commercial real estate loans, along with non-accrual one- to four-family loans in excess of the FNMA Limits, to be impaired.  Non-accrual one-to four-family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

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

Delinquent Serviced Loans Subject to a Recourse Obligation

Until February 20, 2014, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  This pool of loans was re-acquired on February 20, 2014, and the First Loss Position was extinguished.  At December 31, 2013, delinquencies within this pool of loans were immaterial.  On February 20, 2014, all of the loans in the repurchased pool were performing.  Any delinquencies related to these loans as of September 30, 2014 are reported in the table on page 13.

9.	ALLOWANCE FOR LOAN LOSSES AND LIABILITY FOR FIRST LOSS POSITION

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both September 30, 2014 and December 31, 2013.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both September 30, 2014 and December 31, 2013.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both September 30, 2014 and December 31, 2013, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at September 30, 2014 and December 31, 2013.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $154 at September 30, 2014 and $53 at December 31, 2013.  The increase resulted from both growth of $857 in the balance of such loans from December 31, 2013 to September 30, 2014, as well as the application of a higher expected loss percentage on these loans at September 30, 2014 compared to December 31, 2013 from the consideration of additional minor components that commenced on January 1, 2014.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both September 30, 2014 and December 31, 2013, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at September 30, 2014 and December 31, 2013.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans increased from $185 at December 31, 2013 to $350 at September 30, 2014, due to both an increase of $13,125 in the balance of such loans from December 31, 2013 to September 30, 2014, as well as the application of a higher loss percentage on these loans at September 30, 2014 compared to December 31, 2013 from the consideration of additional minor components that commenced on January 1, 2014.

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

(ii) Economic conditions - At both September 30, 2014 and December 31, 2013, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

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

The following tables present data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended September 30, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$304	$14,319	$1,609	$3,377	$-	$19,609	$24
Provision (credit) for loan losses	(88)	(115)	198	(498)	-	(503)	2
Charge-offs	(14)	(19)	-	(22)	-	(55)	-
Recoveries	1	-	19	1	-	21	-
Ending balance	$203	$14,185	$1,826	$2,858	$-	$19,072	$26

Ending balance – loans individually evaluated for impairment	$607	$2,154	$4,400	$13,742	$-	$20,903	$-
Ending balance – loans collectively evaluated for impairment	74,969	3,217,553	337,957	399,880	-	4,030,359	1,913
Allowance balance associated with loans individually evaluated for impairment	-	-	-	37	-	37	-
Allowance balance associated with loans collectively evaluated for impairment	203	14,185	1,826	2,821	-	19,035	26
Total Ending balance	$203	$14,185	$1,826	$2,858	$-	$19,072	$26

At December 31, 2013
	Real EstateLoans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$1,199	$2,345	$4,400	$22,245	$-	$30,189	$-
Ending balance – loans collectively evaluated for impairment	72,757	2,920,205	371,510	302,451	268	3,667,191	2,139
Allowance balance associated with loans individually evaluated for impairment	-	-	1,320	451	-	1,771	-
Allowance balance associated with loans collectively evaluated for impairment	236	13,840	1,683	2,596	3	18,358	24
Total Ending balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24

	At or for the Three Months Ended September 30, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$352	$14,620	$2,215	$3,279	$12	$20,478	$24
Provision (credit) for loan losses	(75)	1,382	(443)	(618)	(11)	235	5
Charge-offs	(11)	(205)	-	(1)	-	(217)	(6)
Recoveries	8	13	-	-	-	21	-
Ending balance	$274	$15,810	$1,772,000	$2,660	$1	$20,517	$23

At or for the Nine Months Ended September 30, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24
Provision (credit) for loan losses	(118)	239	(1,508)	34	(3)	(1,356)	6
Charge-offs	(37)	(69)	(30)	(232)	-	(368)	(4)
Recoveries	122	175	361	9	-	667	-
Ending balance	$203	$14,185	$1,826	$2,858	$-	$19,072	$26

At or for the Nine Months Ended September 30, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential and Cooperative Unit	Multifamily Residential and Residential Mixed Use	Mixed Use Commercial Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27
Provision (credit) for loan losses	29	1,840	(716)	(719)	(23)	411	14
Charge-offs	(110)	(362)	(15)	(5)	-	(492)	(18)
Recoveries	11	33	29	2	-	75	-
Ending balance	$274	$15,810	$1,772	$2,660	$-	$20,517	$23

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):

	At September 30, 2014
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$648	$607	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,154	2,154	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,445	4,400	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	10,316	8,217	-
With an allocated reserve	5,525	5,525	37
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$17,563	$15,378	$-
With an allocated reserve	$5,525	$5,525	$37
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2013
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$1,066	$987	$-
With an allocated reserve	255	212	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,494	2,345	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	-	-	-
With an allocated reserve	4,500	4,400	1,320
Commercial Real Estate
With no allocated reserve	8,316	7,203	-
With an allocated reserve	15,042	15,042	451
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$11,876	$10,535	$-
With an allocated reserve	$19,797	$19,654	$1,771
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment		Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$769	$12	$	$ 993	$11	$783	$47	$1,016	$27
With an allocated reserve	-	-		212	5	52	-	212	14
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,483	16		3,552	49	2,366	72	2,977	129
With an allocated reserve	-	-		-	-	-	-	-	-
Mixed Use Commercial Mixed Use Real Estate
With no allocated reserve	2,200	44		1,289	17	2,200	193	1,590	110
With an allocated reserve	2,200	-		-	-	2,200	-	-	-
Commercial Real Estate
With no allocated reserve	6,863	79		22,991	187	7,286	120	26,682	949
With an allocated reserve	10,259	73		15,155	275	10,272	423	15,199	671
Construction
With no allocated reserve	-	-		-	-	-	-	-	-
With an allocated reserve	-	-		-	-	-	-	-	-
Total
With no allocated reserve	$12,315	$151	$	$ 28,825	$264	$12,635	$432	$32,265	$1,215
With an allocated reserve	$12,459	$73	$	$ 15,367	$280	$12,524	$423	$15,411	$685

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
The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans and activity in the related liability:

	At or for the Three Months Ended September 30,				At or for the Nine Months Ended September 30,
	2014		2013		2014		2013
Outstanding balance of multifamily loans serviced for FNMA at period end		$-		$216,073		$-		$216,073
Total First Loss Position at end of period		-		15,428		-		15,428
Liability on the First Loss Position
Balance at beginning of period	$	$ -	$	$ 1,188	$	$ 1,040	$	$ 1,383
Credit for losses on problem loans(1)		-		(50)		(1,040)		(245)
Charge-offs and other net reductions in balance		-		(38)		-		(38)
Balance at period end	$	$ -	$	$ 1,100	$	$ -	$	$ 1,100
(1)	Amount recognized as a component of mortgage banking income during the period.

10.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at September 30, 2014:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$15,823	$5,352	1,148	$(163)	$6,337
Available-for-sale securities:
Investment securities
Registered Mutual Funds	2,889	2,783	862	(8)	3,637
Agency notes	70	70	1	-	71
MBS
Pass-through MBS issued by GSEs	25,297	25,297	1,543	(2)	26,838
Private issuer pass through MBS	479	479	6	-	485
Private issuer collateralized mortgage obligations ("CMOs")	393	393	5	-	398
(1)  Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net the $946 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company at December 31, 2013:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
TRUPS	$15,885	$5,341	118	$(296)	$5,163
Available-for-sale securities:
Investment securities
Registered Mutual Funds	2,866	2,760	815	(17)	3,558
Agency notes	15,070	15,070	21	-	15,091
MBS
Pass-through MBS issued by GSEs	28,407	28,407	1,552	-	29,959
CMOs issued by GSEs	319	319	2	-	321
Private issuer pass through MBS	662	662	18	-	680
Private issuer CMOs	574	574	9	-	583
(1)  Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $997 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

At September 30, 2014, the agency note investments in the table above had contractual maturities as follows::

	Amortized Cost	Estimated Fair Value
Due after three years through five years	70	71
TOTAL	$70	$71

The held-to-maturity TRUPS had a weighted average term to maturity of 20.3 years at September 30, 2014.  At September 30, 2014, MBS available-for-sale (which included pass-through MBS issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 16.8 years and a weighted average estimated duration of 1.2 years.  There were no sales of either investment securities held-to-maturity or MBS available-for-sale during the nine months ended September 30, 2014 or 2013.

There were no sales of investment securities available-for-sale during the nine months ended September 30, 2014 and the three months ended September 30, 2013.  Proceeds from the sales of investment securities available-for-sale totaled $366 during the nine months ended September 30, 2013.  Gross gains of $110 were recognized on these sales.

As of each reporting period through September 30, 2014, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of September 30, 2014, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At September 30, 2014, these five securities had credit ratings ranging from "C" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended September 30, 2014			At or for the Three Months Ended September 30, 2013
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,945	$585	$9,530	$8,947	$617	$9,564
Amortization of previously recognized OTTI	-	(8)	(8)	-	(8)	(8)
Cumulative balance at end of the period	$8,945	$577	$9,522	$8,947	$609	$9,556

	At or for the Nine Months Ended September 30, 2014			At or for the Nine Months Ended September 30, 2013
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative balance at the beginning of the period	$8,945	$601	$9,546	$8,945	$634	$9,579
Amortization of previously recognized OTTI	-	(24)	(24)	2	(25)	(23)
Cumulative balance at end of the period	$8,945	$577	$9,522	$8,947	$609	$9,556

The following table summarizes the gross unrealized losses and fair value of investment securities as of September 30, 2014, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,560	$163	$2,560	$163
Available for Sale Securities
Registered Mutual Funds	-	-	550	8	550	8
Pass-through MBS issued by GSEs	844	2	-	-	844	2

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2014, impairment of two TRUPS was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

·
Based upon an internal review of the collateral backing the TRUPS portfolio, which accounted for current and prospective deferrals, the securities could reasonably be expected to continue making all contractual payments

·	The Company does not intend to sell these securities prior to full recovery of their impairment
·	There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell these securities prior to their forecasted recovery or maturity
·	The securities have a pool of underlying issuers comprised primarily of banks
·	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
·	The securities feature either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
·	The securities are adequately collateralized

The following table summarizes the gross unrealized losses and fair value of investment securities and MBS as of December 31, 2013, aggregated by investment category and the length of time that the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses				12 Months or More Consecutive Unrealized Losses		Total
	Fair Value		Gross Unrecognized/ Unrealized Losses		Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$	$-	$	$-	$3,654	$296	$3,654	$296
Available-for-Sale Securities:
Registered Mutual Funds		$536		$$17	$-	$-	$536	$17

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets Measured at Fair Value on a Recurring Basis at September 30, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,339	$1,339	$-	$-
International Equity Mutual Funds	162	162	-	-
Fixed Income Mutual Funds	5,555	5,655	-	-
Investment securities available-for-sale:
Agency notes	71	-	71	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,069	2,069	-	-
International Equity Mutual Funds	423	423	-	-
Fixed Income Mutual Funds	1,145	1,145	-	-
Pass-through MBS issued by GSEs	26,838	-	26,838	-
Private issuer pass through MBS	485	-	485	-
Private issuer CMOs	398	-	398	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,311	$1,311	$-	$-
International Equity Mutual Funds	164	164	-	-
Fixed Income Mutual Funds	5,347	5,347	-	-
Investment securities available-for-sale:
Agency notes	15,091	-	15,091	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,016	2,016	-	-
International Equity Mutual Funds	427	427	-	-
Fixed Income Mutual Funds	1,115	1,115	-	-
Pass-through MBS issued by GSEs	29,959	-	29,959	-
CMOs issued by GSEs	321	-	321	-
Private issuer pass through MBS	680	-	680	-
Private issuer CMOs	583	-	583	-

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

The agency notes owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both September 30, 2014 and December 31, 2013.  Obtaining market values as of September 30, 2014 and December 31, 2013 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.  The pass-through MBS and CMOs issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of both September 30, 2014 and December 31, 2013.  Obtaining market values as of September 30, 2014 and December 31, 2013 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
Commercial Mixed Use Real Estate	$4,400	-	-	$4,400

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013
			Fair Value Measurements Using
Description	Total		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$	$ 477	$-	$-	$	$ 477
Multifamily Residential and Residential Mixed Use Real Estate		325	-	-		325
Commercial Mixed Use Real Estate		4,400	-	-		4,400
Commercial Real Estate		5,707	-	-		5,707

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at September 30, 2014 and December 31, 2013 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of September 30, 2014, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $4,445, and no valuation allowance within the allowance for loan losses.  As of December 31, 2013, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $12,392, and a valuation allowance of $1,320 within the allowance for loan losses.  The removal of the valuation allowance favorably impacted the provision for loan losses during the three-month and nine-month periods ended September 30, 2014.  Such loans had no impact upon the provision for loan losses during the three-month or nine-month periods ended September 30, 2013.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at September 30, 2014:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Maximum Value		Minimum Vale		Weighted Average Value
$4,400	Income approach only	Capitalization rate	N/A	(1)	N/A	(1)	7.5%
		Reduction for planned expedited disposal	N/A	(1)	N/A	(1)	0.0%
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

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at March 31, 2014 and December 31, 2013 were as follows:

		Fair Value at September 30, 2014 Using
At September 30, 2014	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$58,977	$58,977		$-		$-		$58,977
Federal funds sold and other short-term investments	250	-		-		-		250
Investment securities held to maturity (TRUPS)	5,352	-		-		6,337		6,337
Loan, net	4,034,077	-		-		4,131,038		4,131,038
Loan held for sale	1,481	-		1,481		-		1,481
Accrued interest receivable	12,759	1		108		12,650		12,759
Mortgage Servicing Rights ("MSR")	383	-		383		-		383
FHLBNY capital stock	55,235	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,775,451	$1,775,451		$-		$-		$1,775,451
Certificates of Deposit ("CDs")	847,162	-		856,111		-		856,111
Escrow and other deposits	95,830	95,830		-		-		95,830
FHLBNY Advances	1,103,225	-		1,117,125		-		1,117,125
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	3,125	-		3,125		-		3,125

		Fair Value at December 31, 2013 Using
At December 31, 2013	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$45,777	$45,777		$-		$-		$45,777
Investment securities held to maturity (TRUPS)	5,341	-		-		5,163		5,163
Loans, net	3,679,366	-		-		3,718,604		3,718,604
Premises held for sale	3,624	-		4,400		-		4,400
Accrued interest receivable	12,066	-		178		11,888		12,066
MSR	628	-		1,006		-		1,006
FHLBNY capital stock	48,051	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	$1,678,737	$1,678,737		$-		$-		$1,678,737
CDs	828,409	-		839,059		-		839,059
Escrow and other deposits	69,404	69,404		-		-		69,404
FHLBNY Advances	910,000	-		934,336		-		934,336
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,642	-		2,642		-		2,642

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

TRUPS Held to Maturity – At both September 30, 2014 and December 31, 2013, the Company owned seven TRUPS classified as held-to-maturity for which the estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i)    Discount Rate – Pursuant to ASC 320-10-65, the Company utilized two different discount rates for discounting the cash flows for each of the seven TRUPS, as follows:

(1)
Purchase discount rate – the rate used to determine the "credit" based valuation of the security.  The purchase discount rates utilized to compute fair value as of September 30, 2014 ranged from 1.6% to 2.4%, with a weighted average value of 2.2%.

(2)	Current discount rate – the current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating. In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation. In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B." The current discount rates utilized to compute fair value as of September 30, 2014 ranged from 4.2% to 9.0%, with a weighted average value of 5.7%.

(ii) Defaults – The Company utilized the most recently published measures of capital adequacy and/or problematic assets to estimate potential defaults in the collateral pool of performing issuers underlying the seven securities.  In instances where problematic assets equaled or exceeded the issuer's regulatory capital, or the issuer's capital level fell below the limits established by the regulatory agencies, defaults were deemed probable to occur.  Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of September 30, 2014 ranged from 0% to 4.5% of the performing security pool balance, with a weighted average rate of 1.1%.  The Company additionally utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows – The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at September 30, 2014 and December 31, 2013, the Company utilized two additional independent cash flow valuation models in order to estimate the fair value of TRUPS.  The two independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions utilized to derive estimated cash flows, individual bank defaults and discount rate.  Weighting was applied, as deemed appropriate, to all valuations utilized at each period end, including the Internal Cash Flow Valuation.

Loans, Net – The fair value of impaired loans that are measured at fair value is determined in the manner described commencing on page 26.  For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair values of loans receivable other than impaired loans measured at fair value and adjustable rate loans are shown under the Level 3 valuation column.

Loans held for sale – The fair value of held-for-sale loans is primarily determined utilizing quoted market prices for securities backed by similar types of loans. Changes in the fair value of loans held for sale result primarily from changes in interest rates subsequent to funding but prior to sale, and changes in the fair value of the associated servicing of the loan. Loans held for sale are deemed a Level 2 valuation.

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

The Holding Company or the Bank maintains the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancorp, Inc. (the "Outside Director Retirement Plan"), the BMP, and the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Plan").  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$10	$-	$15
Interest cost	338	58	290	57
Expected return on assets	(444)	-	(380)	-
Amortization of unrealized loss	261	-	587	12
Net periodic cost	$155	$68	$497	$84

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$30	$-	$45
Interest cost	1,014	174	868	170
Expected return on assets	(1,332)	-	(1,139)	-
Amortization of unrealized loss	783	-	1,762	36
Net periodic cost	$465	$204	$1,491	$251

The Company disclosed in its consolidated financial statements for the year ended December 31, 2013 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2014 as follows: Employee Retirement Plan - $30, BMP - $538, Outside Director Retirement Plan - $190, and Postretirement Plan - $169.  The Company made contributions of $10 to the Employee Retirement Plan during the nine months ended September 30, 2014, and expects to make the remainder of the estimated contributions during 2014.  The Company made benefit payments of $136 on behalf of the Outside Director Retirement Plan during the nine months ended September 30, 2014, and expects to make the remainder of the estimated net contributions or benefit payments during 2014.  The Company made net benefit payments totaling $63 to the Postretirement Plan during the nine months ended September 30, 2014, and expects to make the remainder of the estimated contributions during 2014.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the nine months ended September 30, 2014, and does not currently expect to make benefit payments on behalf of the BMP during 2014, since anticipated retirements that formed the basis for these expected benefit payments in 2014 are presently not expected to occur.

13.	INCOME TAXES

During the three months ended September 30, 2014 and 2013, the Company's consolidated effective tax rates were 39.8% and 40.4%, respectively. During the nine months ended September 30, 2014 and 2013, the Company's consolidated effective tax rates were 41.1% and 40.3%, respectively, approximating the expected 41% normalized rate for each period.  During the three months ended September 30, 2014, the effective tax rate was reduced as a result of an adjustment related to a previous year tax return.  Otherwise, there were no significant unusual income tax items during either the three-month or nine-month periods ended September 30, 2014 and 2013.

14.	NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the consolidated statements of income was comprised of the following items:

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Gain on the sale of loans	$-	$2	$27	$13
Credit to the liability for First Loss Position	-	50	1,040	245
Mortgage banking fees recognized	71	24	86	92
Net mortgage banking income	$71	$76	$1,153	$350

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In addition, the Bank's primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on NYC multifamily residential and mixed-use real estate loans.  The Company believes that multifamily residential and mixed-use loans in and around NYC provide several advantages as investment assets.  Initially, they offer a higher yield than other investment securities of comparable maturities or terms to repricing in which the Bank is permitted to invest.  In addition, origination and processing costs for the Bank's multifamily residential and mixed use loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank's market area has generally provided a stable flow of new and refinanced multifamily residential and mixed-use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the purchase of investment grade securities, seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2014		2013		2014		2013
Performance and Other Selected Ratios:
Return on Average Assets	1.09%		1.07%		1.01%		1.11%
Return on Average Stockholders' Equity	10.37		10.19		9.62		10.91
Stockholders' Equity to Total Assets	10.41		10.53		10.41		10.53
Loans to Deposits at End of Period	154.60		140.62		154.60		140.62
Loans to Earning Assets at End of Period	95.90		96.43		95.90		96.43
Net Interest Spread	2.92		3.17		2.84		3.24
Net Interest Margin	3.09		3.35		3.04		3.45
Average Interest Earning Assets to Average Interest Bearing Liabilities	115.59		115.86		115.97		116.18
Non-Interest Expense to Average Assets	1.36		1.56		1.44		1.58
Efficiency Ratio	43.54		46.38		46.51		45.82
Effective Tax Rate	39.83		40.43		41.08		40.31
Dividend Payout Ratio	42.42		46.67		46.67		44.21
Per Share Data:
Reported EPS (Diluted)	$0.33		$0.30		$0.90		$0.95
Cash Dividends Paid Per Share	0.14		0.14		0.42		0.42
Stated Book Value	12.38		11.57		12.38		11.57
Asset Quality Summary:
Net (Recoveries) Charge-offs	$34		$202		$(295)		$435
Non-performing Loans	11,527		8,838		11,526		8,838
Non-performing Loans/Total Loans	0.28%		0.24%		0.28%		0.24%
Non-performing Assets	$13,929		$9,735		$13,929		$9,735
Non-performing Assets/Total Assets	0.32%		0.24%		0.32%		0.24%
Allowance for Loan Loss/Total Loans	0.47		0.56		0.47		0.56
Allowance for Loan Loss/Non-performing Loans	165.68		232.41		165.68		232.41
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.54	x	2.50	x	2.48	x	2.53	x
Excluding Interest on Deposits	3.54		3.54		3.44		3.64
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

During the nine months ended September 30, 2014, the Company repurchased $221.9 million of loans it had previously sold to a third party and was servicing.  The Company utilized a combination of borrowings, deposit growth and additional mortgagor escrow deposits to fund the repurchase.  This was a non-recurring transaction for purposes of liquidity and capital resources.

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY.  The Bank may also sell selected multifamily residential, or mixed use real estate loans to private sector secondary market purchasers.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $115.5 million during the nine months ended September 30, 2014, compared to an increase of $129.7 million during the nine months ended September 30, 2013.  Within deposits, core deposits (i.e., non-CDs) increased $96.7 million during the nine months ended September 30, 2014 and $169.1 million during the nine months ended September 30, 2013.  These increases were due to successful gathering efforts tied to promotional money market offerings.  CDs increased $18.8 million during the nine months ended September 30, 2014 and declined by $39.4 million during the nine months ended September 30, 2013.  The increase during the nine months ended September 30, 2014 resulted primarily from successful promotional activities related to 30-month and 5-year traditional CDs as well as Individual Retirement Account CDs.  The reduction during the nine months ended September 30, 2013 was due to the attrition of maturing CDs from prior period promotional activities, as CD promotional activities were de-emphasized during that period. Deposit gathering was given greater emphasis during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, and thus resulted in increased deposit inflows during the nine months ended September 30, 2014.

The Bank increased its outstanding FHLBNY advances by $193.2 million during the nine months ended September 30, 2014, reflecting a need for additional borrowings in order to fund the $221.9 million of loan repurchases that occurred during the period.  The Bank reduced its outstanding FHLBNY advances by $70.0 million during the nine months ended September 30, 2013, as it utilized cash balances liquidity or deposit inflows instead to fund its loan originations.

During the nine months ended September 30, 2014, principal repayments totaled $526.4 million on real estate loans (including refinanced loans) and $4.6 million on MBS. During the nine months ended September 30, 2013, principal repayments totaled $730.2 million on real estate loans (including refinanced loans) and $14.7 million on MBS.  The decrease in principal repayments on real estate loans reflected reduced loan refinancing activity during the nine months ended September 30, 2014, as such levels were historically high during the nine months ended September 30, 2013 as a result of the prolonged period of low interest rates on mortgage origination.  The decline in principal repayments on MBS resulted from a reduction of $11.8 million in their average balance from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At September 30, 2014, the Bank had an additional potential borrowing capacity of $426.2 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At September 30, 2014, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the nine months ended September 30, 2014 and 2013, real estate loan originations totaled $674.3 million and $859.6 million, respectively.  The decrease from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 reflected the Company's election to compete less aggressively for new loans during the nine months ended September 30, 2014 as a result of the $221.9 million of loans repurchased during the period.  Security purchases were de-emphasized during the nine months ended both September 30, 2014 and 2013 due to their lack of beneficial yield above cash balances.

The Holding Company did not repurchase any shares of its common stock during the nine months ended September 30, 2014 or 2013.  As of September 30, 2014, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $14.40 per share closing price of its common stock as of September 30, 2014, the Holding Company would utilize $16.2 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $15.1 million in cash dividends on its common stock during the nine months ended September 30, 2014, and $14.7 million during the nine months ended September 30, 2013.  The increase in payment resulted from a net increase of 310,053 shares outstanding from September 30, 2013 to September 30, 2014.

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

The following table presents off-balance sheet arrangements as of September 30, 2014:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$39,863	$-	$-	$-	$39,863
Other loan commitments	94,476	-	-	-	94,476
Total Off-Balance Sheet Arrangements	$134,339	$-	$-	$-	$134,339

Asset Quality

General
At both September 30, 2014 and December 31, 2013, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status based upon non-payment, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO status.  The Bank generally attempts to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least nine months.

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $11.5 million, or 0.28% of total loans, at September 30, 2014, compared to $12.5 million, or 0.34% of total loans, at December 31, 2013.  During the nine months ended September 30, 2014, principal amortization of $1.0 million was recognized on nine non-accrual loans, three non-accrual loans totaling $443,000 were either disposed of or satisfied, and a $393,000 loan was returned to accrual status.  Partially offsetting these reductions were eight loans totaling $839,000 that were added to non-accrual status during the nine months ended September 30, 2014.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $20.9 million, consisting of thirteen loans, at September 30, 2014, compared to $30.2 million, consisting of sixteen loans, at December 31, 2013.  During the nine months ended September 30, 2014, two impaired loans totaling $9.7 million were satisfied by the respective borrowers, a $325,000 impaired loan was disposed of at a value at or below its recorded balance and a $265,000 loan was removed from impaired status.  Additionally during the nine months ended September 30, 2014, principal amortization totaling $1.2 million was recognized on ten impaired loans, and a $1.5 million impaired loan was transferred to held for sale pending a note sale that was completed at par value in October 2014.  Partially offsetting these declines was the addition of two loans totaling $3.7 million to impaired status during the nine months ended September 30, 2014.

The following is a reconciliation of non-accrual and impaired loans at September 30, 2014:

(Dollars in Thousands)
Non-accrual loans	$11,527
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(1,371)
TDRs retained on accrual status	10,747
Impaired loans	$20,903

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank modified one loan in a manner that met the criteria for a TDR during the three-month and nine-month periods ended September 30, 2014.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three-month or nine-month periods ended September 30, 2013.

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

At both September 30, 2014 and December 31, 2013, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected net cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected net cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses its likely realizable value quarterly thereafter.  OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense.  Only appraised values, or either contractual or formal marketed values that fall below the appraised value, are used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

The Bank did not recognize any write-downs on OREO properties during the three-month or nine-month periods ended September 30, 2014.  OREO properties totaled $18,000 at both September 30, 2014 and December 31, 2013.  The Bank did not recognize any write-downs on OREO properties during the three months ended September 30, 2013.  During the nine months ended September 30, 2013, a write down in value of $180,000 was recognized on an OREO property acquired during the period.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At September 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Non-accrual loans:
One- to four-family residential including condominium and cooperative apartment	$1,363	$1,242
Multifamily residential and residential mixed use real estate	1,039	1,197
Commercial real estate and commercial mixed use real estate	9,117	10,107
Consumer	8	3
Total non-accrual loans	11,527	12,549
Non-performing loans held for sale	1,481	-
Non-performing TRUPS	903	898
OREO	18	18
Total non-performing assets	13,929	13,465
Ratios:
Total non-accrual loans to total loans	0.28%	0.34%
Total non-performing assets to total assets	0.32	0.33

TDRs and Impaired Loans
TDRs	$19,864	$24,327
Impaired loans (1)	20,903	30,189
(1) Amount includes all TDRs at both September 30, 2014 and December 31, 2013.  See the discussion entitled "Impaired Loans" commencing on page 35 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had five real estate loans totaling $1.1 million that were delinquent between 30 and 89 days at September 30, 2014, a net decrease of approximately $481,000 compared to nine such loans totaling $1.6 million at December 31, 2013. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary Loan Modifications

There were no temporary modifications entered into during the three-month or nine-month periods ended September 30, 2014 and 2013.  At both September 30, 2014 and December 31, 2013, the Bank had 3 loans totaling $1.8 million that were deemed temporary loan modifications.  Please refer to pages 15 and 16 of the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of temporary loan modifications.

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

Reserve for Loan Commitments

At September 30, 2014 and December 31, 2013, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended September 30, 2014 and December 31, 2013.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At September 30, 2014	At June 30, 2014	At December 31, 2013
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$ 37	$ 56	$ 1,771
Substandard loans not deemed impaired	154	123	53
Special Mention loans not deemed impaired	350	274	185
Pass graded loans	18,531	19,156	18,120
Sub-total real estate loans	19,072	19,609	20,129
Consumer loans	26	24	24
TOTAL	$19,098	$19,633	$20,153

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net recoveries (charge-offs)	$ (34)	$ (202)	$ 295	$ (435)
(Credit) Provision	(501)	240	(1,350)	425

The Company recognized a net credit (negative provision) to its allowance for loan losses during both the three-month and nine-month periods ended September 30, 2014.  The net credit experienced during the three months ended September 30, 2014 resulted from a reduction in the estimated reserves on pass graded loans, which reflected the removal of a significant loss experience from the historical period utilized to derive estimated future losses.  The Company has utilized a four-year historical period that advances with the passing of each quarterly period (often referred to as a rolling history).  Significant losses experienced during the quarterly period ended June 30, 2010 were thus removed from the historical period.

The net credit experienced during the nine months ended September 30, 2014 primarily reflected a significant reduction in the estimated reserves on impaired loans, which was partially offset by an increase in the estimated reserves on substandard and special mention loans that were not deemed impaired.  The reduction in the estimated reserves on impaired loans during the nine months ended September 30, 2014 reflected the removal of $1.6 million of reserves allocated to two large impaired loans.  One of these loans, with an allocated reserve of $345,000, was satisfied with the Bank receiving all contractual amounts due.  The second loan, with an allocated reserve of $1.3 million, paid all of its arrears in accordance with a restructuring agreement executed during the nine months ended September 30, 2014.  The increase in the estimated reserves on both non-impaired substandard and special mention loans during the nine months ended September 30, 2014 primarily reflected both growth in their respective balances from December 31, 2013 to September 30, 2014, as well as a higher calculated reserve percentage applied to them as a result of the consideration of additional minor components that commenced on January 1, 2014.

For a further discussion of the allowance for loan losses and related activity during the three-month and nine-month periods ended September 30, 2014 and 2013, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention, Doubtful and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets.  Assets totaled $4.4 billion at September 30, 2014, $356.2 million above their level at December 31, 2013.

Real estate loans increased $353.9 million during the nine months ended September 30, 2014.  During the nine months ended September 30, 2014, the Bank originated $674.3 million of real estate loans (including refinancing of existing loans) and purchased $221.9 million of real estate loans, which exceeded the $13.0 million of sales and $526.4 million of aggregate amortization on such loans (also including refinancing of existing loans).

Cash and due from banks increased by $13.2 million during the nine months ended September 30, 2014, due primarily to the inflows of retail deposits and mortgagor escrow funds.  The Company also increased its investment in FHLBNY common stock by $7.2 million during the nine months ended September 30, 2014 as a result of a $193.2 million growth in its outstanding FHLBNY borrowings during the period.

Investment securities available-for-sale declined $14.9 million during the nine months ended September 30, 2014, due to a $15.0 million agency security that was called and not replaced during the period.

During the nine months ended September 30, 2014, the Company also completed the sale of a $3.6 million real estate parcel that had historically been earmarked for utilization as office space.

Liabilities.  Total liabilities increased $335.5 million during the nine months ended September 30, 2014.  Retail deposits (due to depositors) increased $115.5 million and FHLBNY advances increased $193.2 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and FHLBNY advances during the nine months ended September 30, 2014.  Mortgagor escrow and other deposits grew $26.4 million during the nine months ended September 30, 2014 as a result of the growth in loans during the period.

Stockholders' Equity.  Stockholders' equity increased $20.7 million during the nine months ended September 30, 2014, due primarily to net income of $32.3 million, an aggregate increase to stockholders' equity of $2.6 million related to either expense amortization or income tax benefits associated with stock benefit plans, a $475,000 reduction in the accumulated other comprehensive loss component (a negative component) of stockholders' equity from both the improved valuation of available-for-sale securities and a reduction in the estimated unfunded balance of defined benefit plans, and $278,000 of stockholders' equity added from the exercise of stock options.  Partially offsetting these additions to stockholders' equity were $15.1 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General.  Net income was $11.8 million during the three months ended September 30, 2014, an increase of $1.1 million from net income of $10.6 million during the three months ended September 30, 2013.  During the comparative period, net interest income increased by $306,000, and the provision for loan losses and non-interest expense declined by $741,000 and $851,000, respectively.  Partially offsetting these additions to pre-tax net income was a reduction of $191,000 in non-interest income, and a $573,000 increase in income tax expense.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2014 and 2013 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$4,015,816	$43,477	4.33%	$3,644,557	$42,451	4.66%
Other loans	2,051	26	5.07	2,288	25	4.37
MBS	27,011	223	3.30	35,219	310	3.52
Investment securities	15,827	68	1.72	29,122	84	1.15
Federal funds sold and other short-term investments	78,097	551	2.82	70,857	416	2.35
Total interest-earning assets	4,138,802	$44,345	4.29%	3,782,043	$43,286	4.58%
Non-interest earning assets	182,426			198,797
Total assets	$4,321,228			$3,980,840

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$76,623	$51	0.26%	$88,471	$49	0.22%
Money Market accounts	1,153,517	1,692	0.58	1,122,644	1,413	0.50
Savings accounts	378,527	47	0.05	380,088	48	0.05
CDs	852,188	3,186	1.48	862,792	3,398	1.56
Borrowed Funds	1,119,859	7,410	2.63	810,191	6,725	3.29
Total interest-bearing liabilities	3,580,714	$12,386	1.37%	3,264,186	$11,633	1.41%
Non-interest bearing checking accounts	175,738			169,845
Other non-interest-bearing liabilities	110,962			129,350
Total liabilities	3,867,414			3,563,381
Stockholders' equity	453,814			417,459
Total liabilities and stockholders' equity	$4,321,228			$3,980,840
Net interest income		$31,959			$31,653
Net interest spread			2.92%			3.17%
Net interest-earning assets	$558,088			$517,857
Net interest margin			3.09%			3.35%
Ratio of interest-earning assets to interest-bearing liabilities			115.59%			115.86%

Rate/Volume Analysis

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$4,179	$(3,153)	$1,026
Other loans	(3)	4	1
MBS	(70)	(17)	(87)
Investment securities	(48)	32	(16)
Federal funds sold and other short-term investments	48	87	135
Total	$4,106	$(3,047)	$1,059

Interest-bearing liabilities:
Interest bearing checking accounts	$(7)	$9	$2
Money market accounts	46	233	279
Savings accounts	(1)	-	(1)
CDs	(40)	(172)	(212)
Borrowed funds	2,302	(1,617)	685
Total	$2,300	$(1,547)	$753
Net change in net interest income	$1,806	$(1,500)	$306

The Company's net interest income and net interest margin during the three months ended September 30, 2014 and 2013 were impacted by the following factors:

●
During the period January 1, 2009 through September 30, 2014, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

●
Increased marketplace competition and refinancing activity on real estate loans, particularly during the years ended December 31, 2012 and 2013, has resulted in both an ongoing reduction in the average yield on real estate loans, and uneven recognition of prepayment fee income.

Interest Income.  Interest income was $44.3 million during the three months ended September 30, 2014, an increase of $1.1 million from the three months ended September 30, 2013, primarily reflecting growth of $1.0 million in interest income on real estate loans.  During the three months ended September 30, 2014, the Company recognized $3.9 million in net prepayment and late charge fees as a component of interest income, $476,000 above the level recognized during the September 2013 quarter.  This accounted for the majority of the growth in interest income on real estate loans during the comparative period.  The remaining increase was attributable to growth of $371.3 million in the average balance of real estate loans from the three months ended September 30, 2013 to the three months ended September 30, 2014.  Partially offsetting these items was a reduction of 33 basis points in the average yield on real estate loans during the comparative period, as prepayment and refinancing on real estate loans at reduced interest rates over the 24-month period ended September 30, 2014 served to lower their average yield during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Interest Expense.  Interest expense increased $753,000, to $12.4 million, during the three months ended September 30, 2014, from $11.6 million during the three months ended September 30, 2013.  The increase resulted primarily from higher interest expense of $685,000 on borrowings and $279,000 on money market deposits during the comparative period, which was partially offset by lower interest expense of $212,000 on CDs.  The additional interest expense recognized on borrowings and money markets reflected increases in their respective average balances of $309.7 million and $30.9 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The average cost of borrowings declined by 66 basis points during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, as the Company utilized some short-term borrowings carrying a very low average cost as a temporary source of funding during the first nine months of 2014.  The average balance of CDs declined by $10.6 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, as the Company did not elect to compete aggressively for these deposits during the period October 1, 2013 through September 30, 2014, and experienced attrition in the promotional balances that matured between October 1, 2013 and September 30, 2014.  The average cost of CDs also declined by 8 basis points during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, reflecting reductions in offering rates between October 1, 2013 and September 30, 2014.

Provision for Loan Losses.  The Company recognized a credit (negative provision) for loan losses of $501,000 during the three months ended September 30, 2014, compared to a provision of $240,000 during the three months ended September 30, 2013.  See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" for a further discussion of the provision (credit) for loan losses during the three months ended September 30, 2014.

Non-Interest Income.  Total non-interest income declined $191,000 from the three months ended September 30, 2013 to the three months ended September 30, 2014, due primarily to a reduction of $126,000 in the net gain on securities attributable to a lower market valuation of trading securities.

Non-Interest Expense.  Non-interest expense was $14.7 million during the three months ended September 30, 2014, a reduction of $851,000 from the three months ended September 30, 2013.

Compensation and benefits declined by $653,000 during the comparative period due primarily to both a reduction in projected executive compensation for the year ending December 31, 2014 (mainly attributable to the performance of the Holding Company's common stock during the period January 1, 2014 to September 30, 2014), as well as lower actuarial expenses associated with several defined benefit plans.

Occupancy and equipment expenses declined $184,000 during the comparative period, due primarily to a $150,000 payment in settlement of historical real estate tax assessments on a leased retail branch that was made during the nine months ended September 30, 2013.

Non-interest expense was 1.36% of average assets during the three months ended September 30, 2014, compared to 1.56% during the three months ended September 30, 2013, reflecting an increase of $340.4 million in average assets from the three months ended September 30, 2013 to the three months ended September 30, 2014.

Income Tax Expense.   Income tax expense was $7.8 million during the three months ended September 30, 2014 compared to $7.2 million during the three months ended September 30, 2013.  The increase resulted from growth of $1.7 million in pre-tax income during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The Company's consolidated tax rate was 39.8% during the three months ended September 30, 2014, down from 40.4% during the three months ended September 30, 2013.  During the three months ended September 30, 2014, the Company recognized a benefit to income tax expense from an adjustment related to a previous year tax return, which lowered the effective tax rate during the period from the normalized 41.0 % rate.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General.  Net income was $32.3 million during the nine months ended September 30, 2014, a reduction of $981,000 from net income of $33.2 million during the nine months ended September 30, 2013.  Net interest income declined $4.9 million during the comparative period.  Partially offsetting the decline in net interest income was an increase of $816,000 in non-interest income, and reductions of $1.8 million in the provision for loan losses and $1.4 million in non-interest expense during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2014 and 2013 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
		2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$3,926,147	$126,312	4.29%	$3,583,452	$130,291	4.85%
Other loans	1,968	80	5.42	2,189	74	4.51
MBS	28,324	707	3.33	40,122	1,123	3.73
Investment securities	20,336	274	1.80	33,677	316	1.25
Federal funds sold and other short-term investments	95,219	1,609	2.25	122,342	1,423	1.55
Total interest-earning assets	4,071,994	$128,982	4.22%	3,781,782	$133,227	4.70%
Non-interest earning assets	186,518			196,684
Total assets	$4,258,512			$3,978,466

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$80,359	$170	0.28%	$91,397	$189	0.28%
Money Market accounts	1,106,789	4,556	0.55	1,088,223	4,309	0.53
Savings accounts	378,684	140	0.05	378,866	213	0.08
CDs	856,017	9,724	1.52	876,185	10,529	1.61
Borrowed Funds	1,089,462	21,584	2.65	820,386	20,267	3.30
Total interest-bearing liabilities	3,511,311	$36,174	1.38%	3,255,057	$35,507	1.46%
Non-interest bearing checking accounts	174,981			168,936
Other non-interest-bearing liabilities	125,258			148,254
Total liabilities	3,811,550			3,572,247
Stockholders' equity	446,962			406,219
Total liabilities and stockholders' equity	$4,258,512			$3,978,466
Net interest income		$92,808			$97,720
Net interest spread			2.84%			3.24%
Net interest-earning assets	$560,683			$526,725
Net interest margin			3.04%			3.45%
Ratio of interest-earning assets to interest-bearing liabilities			115.97%			116.18%

Rate/Volume Analysis

	Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$11,766	$(15,745)	$(3,979)
Other loans	(8)	14	6
MBS	(313)	(103)	(416)
Investment securities	(153)	111	(42)
Federal funds sold and other short-term investments	(386)	572	186
Total	$10,906	$(15,151)	$(4,245)

Interest-bearing liabilities:
Interest bearing checking accounts	$(22)	$3	$(19)
Money market accounts	79	168	247
Savings accounts	6	(79)	(73)
CDs	(228)	(577)	(805)
Borrowed funds	5,976	(4,659)	1,317
Total	$5,811	$(5,144)	$667
Net change in net interest income	$5,095	$(10,007)	$(4,912)

The Company's net interest income and net interest margin during the nine months ended September 30, 2014 and 2013 were impacted by the following factors:

·
During the period January 1, 2009 through September 30, 2014, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

·
Increased marketplace competition and refinancing activity on real estate loans, particularly during the years ended December 31, 2012 and 2013, has resulted in both an ongoing reduction in the average yield on real estate loans, and uneven recognition of prepayment fee income.

Interest Income.  Interest income was $129.0 million during the nine months ended September 30, 2014, a reduction of $4.2 million from the nine months ended September 30, 2013, primarily reflecting reductions of $4.0 million and $416,000 in interest income on real estate loans and MBS, respectively.  Prepayment and refinancing on real estate loans at reduced interest rates over the 24-month period ended September 30, 2014 lowered the Company's average yield on real estate loans by 56 basis points during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Partially offsetting the decline in interest income on real estate loans attributable to the 56 basis point reduction in their average yield, was an increase of $342.7 million in their average balance during the comparative period, reflecting both the repurchase of $221.9 million of real estate loans during the nine months ended September 30, 2014 and the implementation of a measured balance sheet growth strategy during the period January 1, 2013 through September 30, 2014.  The decline in interest income on MBS resulted from a reduction of $11.8 million in their average balance from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.  During the period October 1, 2013 through September 30, 2014, purchases of MBS were limited, and were exceeded by principal repayments of existing MBS.  The average yield on MBS also declined 40 basis points during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as higher yielding MBS continued to amortize.

Interest Expense.  Interest expense increased $667,000 to $36.2 million, during the nine months ended September 30, 2014, from $35.5 million during the nine months ended September 30, 2013.  The increase resulted from growth in interest expense of $1.3 million on borrowed funds and $247,000 on money market deposits, which were partially offset by reductions in interest expense of $73,000 on savings deposits and $805,000 on CDs, during the comparative period.  The higher interest expense recognized on borrowed funds resulted from an increase of $269.1 million in their average balance from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, as borrowings were utilized to fund a portion of the balance sheet growth experienced from October 1, 2013 to September 30, 2014.  The increased interest expense on money market deposits primarily reflected an increase of $18.6 million in their average balance during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as the Company's deposit gathering activities were focused primarily upon money market accounts during the period October 1, 2013 to September 30, 2014.  The lower interest expense recognized on savings accounts and CDs reflected declines in their average cost of 3 basis points and 9 basis points, respectively, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as a result of reductions in interest rates offered between October 1, 2013 and September 30, 2014.  The reduction in interest expense on CDs also reflected a decline of $20.2 million in their average balance during the comparative period, as the Company did not elect to compete aggressively for these deposits during the period October 1, 2013 through September 30, 2014, and experienced attrition in the promotional balances that matured between October 1, 2013 and September 30, 2014.

Provision for Loan Losses.  The Company recognized a credit (negative provision) for loan losses of $1.4 million during the nine months ended September 30, 2014, compared to a provision of $425,000 during the nine months ended September 30, 2013.  See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" for a further discussion of the provision (credit) for loan losses during the nine months ended September 30, 2014.

Non-Interest Income.  Total non-interest income increased $816,000 from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, due primarily to an increase of $803,000 in mortgage banking income and a non-recurring $649,000 gain on the sale of real estate recognized during the nine months ended September 30, 2014.  The increase in mortgage banking income reflected primarily a credit of $1.0 million recognized during the nine months ended September 30, 2014 to eliminate the liability in relation to the First Loss Position.  These increases were partially offset by a non-recurring net gain of $110,000 on the sale of securities that was recognized during the nine months ended September 30, 2013, as well as reductions of income on the following items during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013: (i) $102,000 in income recognized on the Company's investment in BOLI; (ii) $115,000 in rental income due to the sale of a real estate parcel that generated rental income; and (iii) $164,000 in administrative loan servicing fees recognized.

Non-Interest Expense.  Non-interest expense was $45.8 million during the nine months ended September 30, 2014, a reduction of $1.4 million from $47.2 million during the nine months ended September 30, 2013, reflecting both a reduction of $1.3 million in compensation and employee benefits expense and a $180,000 write down of OREO that was recognized in non-interest expense during the nine months ended September 30, 2013.  The reduction in compensation and employee benefits resulted primarily from both a reduction in projected executive compensation for the year ending December 31, 2014 (mainly attributable to the performance of the Holding Company's common stock during the period January 1, 2014 to September 30, 2014), as well as lower actuarial expenses associated with several defined benefit plans.

Non-interest expense was 1.44% of average assets during the nine months ended September 30, 2014, compared to 1.58% during the nine months ended September 30, 2013, reflecting both the reduction in non-interest expense and an increase of $280.8 million in average assets from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.

Income Tax Expense.   Income tax expense was $22.5 million during the nine months ended September 30, 2014, relatively unchanged from the nine months ended September 30, 2013.  The Company's consolidated tax rate was 41.1% during the nine months ended September 30, 2014, up from 40.3% during the nine months ended September 30, 2013.  Adjustments from the filing of previous period tax returns had a more favorable impact upon the effective tax rate for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014.  Otherwise, the Company's normalized effective tax rate approximated 41.0% during the nine months ended both September 30, 2014 and 2013.

Item 3.                           Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2013 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2014.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2014, the Company owned nine mutual fund investments totaling $6.9 million that were designated as trading.  At September 30, 2014, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2013 to September 30, 2014.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of September 30, 2014 and December 31, 2013, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both September 30, 2014 and December 31, 2013.

	At September 30, 2014			At December 31, 2013
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$511,796	$(43,086)	-7.8%	$445,618	$(56,896)	-11.3%
Pre-Shock Scenario	554,882	-	-	502,514	-	-

The Bank's Pre-Shock Scenario EVE increased from $502.5 million at December 31, 2013 to $554.9 million at September 30, 2014. The increase resulted from more favorable valuations ascribed to the Bank's real estate portfolio due to both a decline in market lending rates from December 31, 2013 to September 30, 2014 and growth in the Bank's real estate portfolio during the nine months ended September 30, 2014 from purchased loans carrying above market interest rates.  Partially offsetting these increases was a less favorable valuation on core deposits resulting from a change in the projected re-pricing schedule for various money market accounts.

The Bank's EVE in the +200 basis point Rate Shock Scenario increased from $445.6 million at December 31, 2013 to $511.8 million at September 30, 2014. The factors contributing to the more favorable valuation included both an increase in the value of the Bank's real estate loans as discussed in the Pre-Shock Scenario EVE Scenario above, and a more favorable valuation on the Bank's wholesale borrowing portfolio resulting from an increase in its duration from December 31, 2013 to September 30, 2014.

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

	Percentage Change in Net Interest Income for the 12-Month Period Ending
	September 30, 2015	December 31, 2014 *
Instantaneous Change in interest rate of:
+ 200 Basis Points	(12.3)%	(12.9)%
+ 100 Basis Points	(6.7)	(7.0)
-100 Basis Points	4.4	3.6
* Measured as of December 31, 2013.
Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2014, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

In light of recent events, the Company has amended the following risk factor item from the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2013:

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

A failure in or breach of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to the Company's confidential or other information or the confidential or other information of its customers, clients, or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, the Company's computer systems and networks could potentially be jeopardized, or the operations of the Company or its customers, clients, or counterparties could otherwise experience interruptions or malfunctions.  If this confidential or proprietary information were to be mishandled, misused or lost, the Company could additionally be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing.  Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities.

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

The Company also outsources certain aspects of its data processing to select third-party providers. If these third-party providers encounter difficulties, or problems arise in communicating with them, the Company's ability to adequately process and account for customer transactions could be affected, and its business operations could be adversely impacted.

Although both the Company and all significant third party providers utilized to process, store and transmit confidential and other information employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed.

There were no other material changes from the risks disclosed in the Risk Factors section of the Holding Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(c)            The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended September 30, 2014.  No existing repurchase programs expired during the three months ended September 30, 2014, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of September 30, 2014, the Holding Company had an additional 1,124,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          (Removed and Reserved)

Item 5.                          Other Information

None.

Item 6.                          Exhibits

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (19)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (13)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (Amended and Restated Effective January 1, 2010) (10)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
10.32	Amendment to the Benefit Maintenance Plan (15)
10.33	Amendments to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (16)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (17)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (18)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (18)
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2014and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2014and 2013, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the nine-month periods ended September 30, 2014and 2013, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014and 2013, and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010.
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(16)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(17)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(18)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.
(19)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 23, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 5, 2014	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 5, 2014	By: /s/ Michael Pucella
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)