Form 10-K
period 2014-12-31
DIME COMMUNITY BANCSHARES INC
filed 2015-03-16
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2014

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
Common Stock, par value $.01 per share
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.YES ☐ NO ☒

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

LARGE ACCELERATED FILER ☐ ACCELERATED FILER ☒ NON-ACCELERATED FILER ☐ SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $467.7 million based upon the $15.79 closing price on the NASDAQ National Market for a share of the registrant's common stock on June 30, 2014.

As of March 12, 2015, there were 36,849,795 shares of the registrant's common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 27, 2015 and any adjournment thereof, are incorporated by reference in Part III.

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

PART I

Item 1.Business

General

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered savings bank. The Bank's principal business is gathering retail deposits, and lending them primarily in multifamily residential, commercial real estate and mixed use loans, as well as investing in mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios, and other investments. The Bank's primary sources of funds are, in general, deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; and advances from the Federal Home Loan Bank of New York ("FHLBNY").

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

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-five full-service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, and, to a lesser extent, via the internet.  The Bank's primary lending area is the NYC metropolitan area, although its overall lending area is larger, extending approximately 50 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank's mortgage loans are secured by properties located in its primary lending area, with approximately 87% secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2014.

The NYC banking environment is extremely competitive.  The Bank's competition for loans exists principally from other savings banks, commercial banks, mortgage banks and insurance companies. The Bank continues to face sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 98% of the Bank's loan portfolio at December 31, 2014.

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

Lending Activities

    The Bank originates primarily non-recourse loans on multifamily and commercial real estate properties to limited liability companies.

Loan Portfolio Composition.  At December 31, 2014, the Bank's loan portfolio totaled $4.11 billion, consisting primarily of mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership; commercial properties; and one- to four-family residences and individual condominium or cooperative apartments.  Within the loan portfolio, $3.29 billion, or 80.1%, were classified as multifamily residential loans; $745.5 million, or 18.1%, were classified as commercial real estate loans; and $73.5 million, or 1.8%, were classified as one- to four-family residential, including condominium or cooperative apartments.  Of the total mortgage loan portfolio outstanding on December 31, 2014, $2.98 billion, or 72.5%, were adjustable-rate mortgage loans ('"ARMs") and $1.13 billion, or 27.5%, were fixed-rate loans.  Of the Bank's multifamily residential and commercial real estate loans, over 70% were ARMs at December 31, 2014, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years.  At December 31, 2014, the Bank's loan portfolio additionally included $1.8 million in consumer loans, composed of depositor, consumer installment and other loans.  As of December 31, 2014, $2.52 billion, or 61.4% of the loan portfolio, was scheduled to mature or reprice within five years.  In addition at December 31, 2014, loans totaling $397.1 million were only required to make monthly interest payments on their outstanding principal balance.  The great majority of these loans commence principal amortization prior to their contractual maturity date.  .

The Bank does not originate or purchase loans, either whole loans or collateral underlying MBS, that would be considered subprime at origination (i.e., mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their income or credit history).

The types of loans the Bank may originate are subject to New York State laws and regulations (See "Item 1.  Business - Regulation – Regulation of New York State Chartered Savings Banks").

At December 31, 2014, the Bank had $122.1 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2015.  At December 31, 2013, the Bank had $83.8 million of loan commitments that were accepted by the borrowers.  All of these closed during the year ended December 31, 2014.

The following table sets forth the composition of the Bank's real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2014	Percent of Total	2013	Percent of Total	2012	Percent of Total	2011	Percent of Total	2010	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$3,292,753	80.05%	$2,917,380	78.97%	$2,671,533	76.30%	$2,599,850	75.13%	$2,500,265	72.09%
Commercial real estate	745,463	18.12	700,606	18.96	735,224	21.00	751,586	21.72	833,168	24.02
One- to four-family, including condominium and cooperative apartment	73,500	1.79	73,956	2.00	91,876	2.62	100,712	2.91	117,268	3.38
Construction and land acquisition	-	-	268	0.01	476	0.01	5,827	0.17	15,238	0.44
Total real estate loans	4,111,716	99.96	3,692,210	99.94	3,499,109	99.93	3,457,975	99.93	3,465,939	99.93
Consumer loans:
Depositor loans	677	0.01	763	0.02	712	0.02	483	0.01	530	0.02
Consumer installment and other	1,152	0.03	1,376	0.04	1,711	0.05	1,966	0.06	2,010	0.05
Total consumer loans	1,829	0.04	2,139	0.06	2,423	0.07	2,449	0.07	2,540	0.07
Gross loans	4,113,545	100.00%	3,694,349	100.00%	3,501,532	100.00%	3,460,424	100.00%	3,468,479	100.00%
Net unearned costs	5,695		5,170		4,836		3,463		5,013
Allowance for loan losses	(18,493)		(20,153)		(20,550)		(20,254)		(19,166)
Loans, net	$4,100,747		$3,679,366		$3,485,818		$3,443,633		$3,454,326
Loans serviced for others:
One- to four-family including condominium and cooperative apartment	$5,215		$6,746		$8,786		$10,841		$12,559
Multifamily residential	19,038		240,517		353,034		475,673		583,751
Total loans serviced for others	$24,253		$247,263		$361,820		$486,514		$596,310

Loan Originations, Purchases, Sales and Servicing.  For the year ended December 31, 2014, total loan originations were $947.0 million.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  ARMs were 95% of total loan originations during the period.  The great majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans.

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

The Bank generally retains servicing rights in connection with multifamily loans it sells in the secondary market.  Loan servicing fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale.  At December 31, 2014, the Bank had recorded mortgage servicing rights ("MSR") of $351,000 associated with the sale of one- to four-family and multifamily residential loans to third party institutions.

Prior to February 2013, the Bank generally sold its newly originated one- to four-family fixed-rate mortgage loans in the secondary market.  During the year ended December 31, 2013, the Bank ceased all one- to four-family fixed-rate mortgage lending in order to focus on its core multifamily residential and commercial real estate lending activities.

At December 31, 2014, the Bank's portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained totaled $24.3 million, all of which were sold without recourse.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	Dollars in Thousands
Gross loans:
At beginning of period	$3,694,349	$3,501,532	$3,460,424	$3,468,479	$3,391,658
Real estate loans originated:
Multifamily residential	748,067	872,421	942,326	563,696	467,160
Commercial real estate	191,944	187,202	142,418	98,607	58,687
One- to four-family, including condominium and cooperative apartment (1)	2,302	5,896	12,184	7,094	7,431
Equity lines of credit on multifamily residential or commercial properties	4,657	7,578	2,764	7,685	6,540
Construction and land acquisition	-	-	-	1,712	1,901
Total mortgage loans originated	946,970	1,073,097	1,099,692	678,794	541,719
Other loans originated	1,263	1,354	1,414	1,552	1,756
Total loans originated	948,223	1,074,451	1,101,106	680,346	543,475
Loans purchased (2)	225,604	52,031	30,425	54,364	45,096
Less:
Principal repayments (including satisfactions and refinances)	737,776	923,110	1,020,525	698,928	427,307
Loans sold (3)	16,865	8,087	67,593	38,320	75,221
Write down of principal balance for expected loss	-	1,685	2,305	5,517	8,902
Loans transferred to other real estate owned	-	783	-	-	320
Gross loans at end of period	$4,113,545	$3,694,349	$3,501,532	$3,460,424	$3,468,479
(1)Includes one- to four-family home equity and home improvement loans.
(2)Includes $225.6 million, $52.0 million, $30.4 million, $26.4 million and $22.3 million of serviced loans previously sold to a third party that were re-acquired during the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
(3)Includes $3.9 million, $6.1 million, $30.9 million, $29.8 million and $47.0 million of note sales on problem loans from portfolio during the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

    Loan Maturity and Repricing.   The following table distributes the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2014 by the earlier of the maturity or next repricing date.  ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include scheduled principal amortization.

	Real Estate Loans	Consumer Loans	Total
	(Dollars in Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2015	$155,336	$1,829	$157,165
December 31, 2016	296,788	-	296,788
December 31, 2017	605,557	-	605,557
December 31, 2018	576,434	-	576,434
December 31, 2019	888,462	-	888,462
Sub-total (within 5 years)	2,522,577	1,829	2,524,406
December 31, 2020 and beyond	1,589,139	-	1,589,139
TOTAL	$4,111,716	$1,829	$4,113,545

The following table sets forth the outstanding principal balance of the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2014 that is due to mature or reprice after December 31, 2015, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans	$1,088,005	$2,868,375	$3,956,380
Consumer loans	-	-	-
Total loans	$1,088,005	$2,868,375	$3,956,380

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable- and fixed-rate multifamily residential (generally buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2014, $3.29 billion, or 80.1% of the Bank's gross loan portfolio, were multifamily residential loans. Of the multifamily residential loans, $3.03 billion, or 92.0%, were secured by apartment buildings and $263.5 million, or 8.0%, were secured by buildings organized under a cooperative form of ownership. The Bank also had $745.5 million of commercial real estate loans in its portfolio at December 31, 2014, representing 18.1% of its total loan portfolio.  Of the $745.5 million, approximately $416.8 million were secured by collateral containing strictly commercial tenants, while the remaining $328.7 million had a portion of the underlying collateral composed of residential units.

At December 31, 2014, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar.  The Bank classified loans secured by fully residential apartment buildings as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either residential mixed use (a component of total multifamily residential loans) or commercial mixed use (a component of total commercial real estate loans) based upon the percentage of the property's rental income received from its residential as compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate. At December 31, 2014, mixed-use properties classified as multifamily residential or commercial real estate loans totaled $1.53 billion.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $5.0 million, and, at December 31, 2014, had an average outstanding balance of approximately $2.0 million. Multifamily residential loans in this range are generally secured by buildings that contain between 5 and 100 apartments. As of December 31, 2014, the Bank had a total of $3.06 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing over 93% of its multifamily residential real estate loan portfolio.

At December 31, 2014, the Bank had 150 multifamily residential or commercial real estate loans in portfolio with principal balances greater than $5.0 million, totaling $1.29 billion.  Within this total were thirty-four loans totaling $520.3 million with outstanding balances greater than $10.0 million.  These 150 loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

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

The Bank's underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120% for multifamily residential and 125% for commercial real estate loans. The weighted average loan-to-value and debt service ratios approximated 53% and 275%, respectively, on all multifamily residential real estate loans originated during the year ended December 31, 2014, and 53% and 273%, respectively, on commercial real estate loans originated during the year ended December 31, 2014. The Bank additionally requires all multifamily residential and commercial real estate borrowers to represent that they are unaware of any environmental risks directly related to the collateral.  In instances where the Bank's property inspection procedures indicate a potential environmental risk on a collateral property, the Bank will require a Phase 1 environmental risk analysis to be completed, and will decline loans where any significant residual environmental liability is indicated.  The Bank further considers the borrower's experience in owning or managing similar properties, the Bank's lending experience with the borrower, and the borrower's credit history and business experience (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

It is the Bank's policy to require appropriate insurance protection at closing, including title and hazard insurance, on all real estate mortgage loans. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans is generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon its rentability, among other commercial factors.  This increased risk is partially mitigated in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; (ii) the Bank will generally favor investments in mixed-use commercial properties that derive some portion of income from residential units, which provide a more reliable source of cash flow and lower vacancy rates, and (iii) the interest rate on commercial real estate loans generally exceeds that on multifamily residential loans.  At December 31, 2014, approximately $328.7 million, or 44.1%, of the Bank's commercial real estate loans were secured by mixed-use commercial properties that derived some portion of income from residential units.  The average outstanding balance of commercial real estate loans was $1.9 billion at December 31, 2014.

The Bank's three largest multifamily residential loans at December 31, 2014 were: (i) a $53.5 million loan initially originated in September 2008 (subsequently re-financed in March 2012 and August 2014) secured by seventeen mixed-use buildings located in Manhattan, New York, containing, in aggregate, 401 residential units and 11 commercial units; (ii) a $28.9 million loan originated in November 2012 secured by three apartment building complexes located in Queens, New York, containing 514 residential units and one commercial unit; and (iii) a $27.0 million loan originated in August 2014 secured by three cooperative residential apartment buildings located in Manhattan, New York, containing 436 residential units and one commercial unit.  Each of these loans made all contractual payments during the year ended December 31, 2014.

The Bank's three largest commercial real estate loans at December 31, 2014 were: (i) an $18.5 million loan initially originated in February 2013 secured by three commercial buildings located in Queens, New York containing 14 retail stores; (ii) a $15.8 million loan originated in January 2014 secured by an office building located in Manhattan, New York, containing 27 office units and 2 retail units, and (iii) a $14.2 million loan originated in September 2011 secured by a building with 10 stores located in Manhattan, New York. Each of these loans made all contractual payments during the year ended December 31, 2014.

As a New York State-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not subject to New York State Department of Financial Services ("NYSDFS") regulations limiting individual loan or borrower exposures.

    Small Mixed-Use Lending (Small Investment Property Loans).  From 2003 through 2008, the Bank originated small investment property loans, typically sourced through loan brokers.   At December 31, 2014, the Bank held

$27.7 million of loans in portfolio classified as small investment property, or approximately 0.7% of the gross loan portfolio, with, at the time of origination, a weighted average borrower FICO score of 676 and a weighted average loan-to-value ratio of 55%.
    One- to Four-Family Residential and Condominium / Cooperative Apartment Lending.   In 2013, the Bank ceased origination of residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  At December 31, 2014, $73.5 million, or 1.8%, of the Bank's loans consisted of one- to four-family residential and condominium or cooperative apartment loans.

Home Equity and Home Improvement Loans.  Home equity loans and home improvement loans, the great majority of which are included in one- to four-family loans, are originated to a maximum of $500,000.  The combined balance of the first mortgage and home equity or home improvement loan may not exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan.  Interest on home equity and home improvement loans is initially the "prime lending" rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination.  The combined outstanding balance of the Bank's home equity and home improvement loans was $9.7 million at December 31, 2014.  During the year ended December 31, 2013, the Bank ceased origination of home equity and home improvement loans.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans.  Equity credit lines are available on multifamily residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined first mortgage amount and equity line are used to determine the loan-to-value ratio and minimum debt service coverage ratio.  The interest rate on multifamily residential and commercial real estate equity lines of credit adjusts regularly.  The outstanding balance of loans advanced under equity lines of credit was $7.6 million at December 31, 2014, on outstanding total lines of $42.8 million.

Construction Lending.  The Bank had no unfunded construction loan commitments at December 31, 2014, and the last new construction loan commitment issued by the Bank occurred in September 2008.

Land Development and Acquisition Loans. The Bank had no outstanding land development or acquisition loans at December 31, 2014 and 2013.

Loan Approval Authority and Underwriting.   The Board of Directors of the Bank establishes lending authority levels for the various loan products offered by the Bank. The Bank maintains a Loan Operating Committee consisting of the Chief Executive Officer, President, Chief Operating Officer, Chief Accounting Officer, Chief Lending Officer and Chief Retail Officer.  The Loan Operating Committee may approve any portfolio loan origination, however, larger loans, generally in excess of $500,000, require its approval. All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

Asset Quality

General
At both December 31, 2014 and December 31, 2013, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 4 to the consolidated financial statements for a discussion of impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and, at least quarterly, reports to its Board of Directors regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

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

Non-accrual Loans

Within the Bank's permanent portfolio, non-accrual loans totaled $6.2 million, or 0.15% of total loans, at December 31, 2014, compared to $12.5 million, or 0.34% of total loans, at December 31, 2013.  During the year ended December 31, 2014, principal amortization of $1.0 million was recognized on nine non-accrual loans, five non-accrual loans totaling $1.3 million were either disposed of or satisfied, and two loans totaling $4.8 million were returned to accrual status.  Partially offsetting these reductions were six loans totaling $813,000 that were added to non-accrual status during the year ended December 31, 2014.

Impaired Loans

    The recorded investment in loans deemed impaired (as defined in Note 5 to the consolidated financial statements) was approximately $20.0 million, consisting of twelve loans, at December 31, 2014, compared to $30.2 million, consisting of sixteen loans, at December 31, 2013.  During the year ended December 31, 2014, three impaired loans totaling $10.6 million were satisfied by the respective borrowers, two impaired loans totaling $1.7 million were disposed of at a value at or below their respective recorded balance, and a $265,000 loan was removed from impaired status.  Additionally during the year ended December 31, 2014, principal amortization totaling $1.2 million was recognized on eleven impaired loans, and a $1.5 million impaired loan was transferred to held for sale pending a note sale that was completed at par value in October 2014.  Partially offsetting these declines was the addition of two loans totaling $3.7 million to impaired status during the year ended December 31, 2014.

The following is a reconciliation of non-accrual and impaired loans at December 31, 2014:

(Dollars in Thousands)
Non-accrual loans	$6,198
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(1,314)
Troubled Debt Restructurings ("TDRs") retained on accrual status	15,100
Impaired loans	$19,984

TDRs

Under ASC 310-40-15, the Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that any of the following criteria is met:

·	For economic or legal reasons related to the debtor's financial difficulties, a concession has been granted that would not have otherwise been considered
·	A reduction of interest rate has been made for the remaining term of the loan to a rate lower than the current market rate for new debt with similar risk
·	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk
·	The outstanding principal amount and/or accrued interest have been reduced

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

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page F-12.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy, as disclosed on page F-12 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both December 31, 2014 and December 31, 2013, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected net cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected net cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of December 31, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in Thousands)
One- to four-family residential, including condominium and cooperative apartment	2	$605	3	$934
Multifamily residential and residential mixed use	4	1,105	4	1,148
Commercial mixed use real estate	1	4,400	-	-
Commercial real estate	4	13,707	5	22,245
Total real estate	11	$19,817	12	$24,327

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of December 31, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in Thousands)
Outstanding principal balance at period end	11	$19,817	12	$24,327
TDRs on accrual status at period end	9	15,100	10	18,620
TDRs on non-accrual status at period end	2	4,717	2	5,707

The following table summarizes activity related to TDRs for the periods indicated:

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Commercial mixed use real estate	1	$4,400	$4,400	-	-	-
Commercial real estate	1	3,500	3,500	-	-	-
TOTAL	2	$7,900	$7,900	-	-	-

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

OREO properties totaled $18,000 at both December 31, 2014 and December 31, 2013.  The Bank did not recognize any write-downs on OREO properties during the year ended December 31, 2014.  During the year ended December 31, 2013, a write down in value of $180,000 was recognized on an OREO property acquired during the period.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At December 31,
	2014	2013	2012	2011	2010
Non-accrual Loans and Non-Performing Assets	(Dollars in Thousands)
One- to four-family residential including condominium and cooperative apartment	$1,310	$1,242	$938	$2,205	$223
Multifamily residential and residential mixed use real estate	167	1,197	507	7,069	5,010
Commercial real estate and commercial mixed use real estate	4,717	10,107	7,435	16,674	11,992
Consumer	4	3	8	4	17
Sub-total	6,198	12,549	8,888	25,952	17,242
Non-accrual loans held for sale	-	-	560	3,022	2,926
Total non-accrual loans	6,198	12,549	9,448	28,974	20,168
Non-performing pooled trust preferred securities ("TRUPS")	904	898	892	1,012	564
OREO	18	18	-	-	-
Total non-performing assets	7,120	13,465	10,340	29,986	20,732
Ratios:
Total non-accrual loans to total loans	0.15%	0.34%	0.25%	0.84%	0.58%
Total non-performing assets to total assets	0.16	0.33	0.26	0.75	0.51

TDRs and Impaired Loans
TDRs	$19,817	$24,327	$51,123	$48,753	$22,558
Impaired loans (1)	19,983	30,189	53,144	73,406	44,097
(1) Amount includes all TDRs.  See the discussion entitled "Impaired Loans" commencing on page F-12 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on eight real estate loans with an aggregate outstanding balance of $3.3 million at December 31, 2014, and five real estate loans with an aggregate outstanding balance of $1.0 million at December 31, 2013, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

(ii)  Loans Delinquent 30 to 89 Days

The Bank had six real estate loans totaling $1.4 million that were delinquent between 30 and 89 days at December 31, 2014, a net decrease of approximately $166,000 compared to nine such loans totaling $1.6 million at December 31, 2013. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(iii) Temporary Loan Modifications

There were no temporary modifications entered into during the years ended December 31, 2014 or 2013.  At both December 31, 2014 and December 31, 2013, the Bank had 3 loans totaling $1.8 million that were deemed temporary loan modifications and were mutually modified with the borrowers in a manner that: (i) did not involve a full re-underwriting of the loan; and (ii) did not meet the criteria for TDR.  These modifications, which have a typical deferral term of 12 months, and with the deferred payments added to the contractual payments at or near maturity, were granted by the Bank to borrowers who requested cash flow relief in order to assist them through periods of sub-optimal occupancy.  The key features of these modified loans were: 1) they permitted only minor reductions in the cash flow requirements of debt service; and 2) there was no forgiveness of contractual principal and interest amounts due to the Bank.  The terms of modification were generally in the form of either: (1) temporary suspension of monthly principal amortization, which, given the balloon repayment feature of these loans, typically constitutes a minor concession; or (2) a temporary reduction in interest rate, or a permanent reduction to an interest rate higher than that offered a prime borrower and generally reflective of the credit condition of the loan at the time of modification.  In consideration of paragraph 12c of ASC 310-40-15, the interest rate on these temporary modifications was consistent with a "market rate" that: 1) the Bank would have offered a different borrower with comparable loan-to-value and debt service coverage ratios; and 2) the borrower could have received from another financial institution at the time of modification.  To date, none of these temporarily modified loans have had their maturities extended, nor would this be a typical negotiable item for the Bank.  Although all of the temporarily modified loans at December 31, 2014 and 2013 were secured by real estate, none of them were reliant upon liquidation of the underlying collateral for repayment of the outstanding loan.  In the rare instance in which the Bank also held a second lien on a first mortgage that was temporarily modified, it would consider the combined debt obligations of both liens in determining potential impairment.  Any impairment determined based upon this combined debt would result in a charge-off of the second lien initially, and the first loan only after the full second lien has been eliminated.
    Any temporary modification that either: 1) reduced the contractual rate below market as defined in the previous paragraph; 2) forgave principal owed; or 3) satisfied any of the other criteria designated in ASC 310-40-15 was deemed a TDR at December 31, 2014 and 2013.  Any adjustments to interest rates for loans experiencing sub-optimal underwriting conditions would be authorized under the loan approval and underwriting polices that are summarized beginning on page F-9.

Based upon the criteria established by the Bank to review its potential problem loans for impairment, designation of these temporarily modified loans as TDRs would not have had a material impact upon the determination of the adequacy of the Bank's allowance for loan losses at either December 31, 2014 or 2013.

Loans Serviced for Fannie Mae ("FNMA") Subject to the First Loss Position

Until February 20, 2014, the Bank serviced a pool of multifamily loans it sold to FNMA.   Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  The First Loss Position totaled $15.4 million as of December 31, 2013.  Against the First Loss Position, the Bank, as of December 31, 2013, had a recorded liability of $1.0 million.  On February 20, 2014, the Bank repurchased all remaining loans within this pool.  As a result of the repurchase, the First Loss Position and related liability were extinguished.

Allowance for Loan Losses

Accounting Principles Generally Accepted in the United States ("GAAP") require the Bank to maintain an appropriate allowance for loan losses.  The Bank maintains a Loan Loss Reserve Committee charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve.

To assist the Loan Loss Reserve Committee in carrying out its assigned duties, the Bank, during the years ended December 31, 2014 and 2013, engaged the services of an experienced third-party loan review firm to perform a review of the loan portfolio.  The 2014 review program covered 100% of construction and land development loans and 50% of the non-one- to four-family and consumer loan portfolio.  Included within the annual 50% target were: (1) the twenty largest loans in the multifamily and commercial real estate loan portfolio; (2) the ten largest pure commercial real estate loans (the remaining 50% not covered in the vendor review were reviewed internally); (3) the ten largest commercial mixed use real estate loans; (4) 50im three categories of pass loan grade (including Watch list loans); and (13) 50% of loans over $250,000 originated under the small mixed use lending program.  The loan review firm also reviewed a sampling of one- to four-family residential, including condominium and cooperative apartment, and consumer loans, all of which represented relatively small segments of the Bank's total loan portfolio during the years ended December  31, 2014 and 2013.

The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's executive management and the Lending and CRA Committee of the Board of Directors.  The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$4,119,240	$3,699,519	$3,506,368	$3,463,887	$3,473,492
Average total loans outstanding during the period(1)	$3,964,520	$3,606,039	$3,402,838	$3,447,035	$3,455,659
Allowance for loan losses:
Balance at beginning of period	$20,153	$20,550	$20,254	$19,166	$21,505
Provision (credit) for loan losses	(1,872)	369	3,921	6,846	11,209
Charge-offs
Multifamily residential	(87)	(504)	(2,478)	(2,750)	(10,864)
Commercial real estate	(336)	(400)	(1,342)	(2,307)	(2,760)
One- to four-family including condominium and cooperative apartment	(46)	(117)	(777)	(89)	(257)
Construction	-	-	(3)	(962)	-
Consumer	(9)	(21)	(10)	(29)	(3)
Total charge-offs	(478)	(1,042)	(4,610)	(6,137)	(13,884)
Recoveries	690	276	903	212	64
Reserve for loan commitments transferred from other liabilities	-	-	82	167	272
Balance at end of period	$18,493	$20,153	$20,550	$20,254	$19,166
Allowance for loan losses to total loans at end of period total loans at end of period	0.45%	0.54%	0.59%	0.58%	0.55%
Allowance for loan losses to total non-performing loans at end of period	298.37	160.59	231.21	78.04	95.03
Allowance for loan losses to total non-performing loans and TDRs at end of period	71.09	64.66	42.58	29.08	58.81
Ratio of net charge-offs to average loans outstanding during the period	(0.01)	0.02	0.11	0.17	0.40
(1)	Total loans represent gross loans (including loans held for sale), net of deferred loan fees and discounts.

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

	At December 31,
	2014		2013		2012		2011		2010
	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Impaired loans	$19	0.49%	$1,771	0.82%	$520	1.52%	$2,175	2.12%	$-	1.27%
Substandard loans not deemed impaired	371	0.44	53	0.15	795	0.44	-	-	-	-
Special Mention loans	228	0.81	185	0.42	145	0.54	800	0.56	1,880	1.31
Pass graded loans:
Multifamily residential	13,600	79.38	13,743	78.49	14,118	75.99	14,057	74.67	13,797	71.35
Commercial real estate	4,156	17.15	4,189	17.81	4,750	19.08	2,893	19.67	2,945	22.53
One-to four- family including condominium and cooperative apartment	95	1.68	188	1.75	195	2.36	303	2.82	404	3.32
Construction and land acquisition	-	-	-	-	-	-	-	0.09	106	0.14
Consumer	24	0.05	24	0.06	27	0.07	26	0.07	34	0.08
Total	$18,493	100.00%	$20,153	100.00%	$20,550	100.00%	$20,254	100.00%	$19,166	100.00%

Reserve Liability on the First Loss Position

The Bank had recourse exposure under the First Loss Position associated with multifamily loans that it sold to FNMA between December 2002 and February 2009, and maintained an actual reserve liability related to this contingent First Loss Position. The reserve liability reflected estimated probable losses on this loan pool at each period end.  For performing loans within the FNMA serviced pool, the reserve recognized was based upon the historical loss experience of this loan pool.  For problem loans within the pool, estimated losses were determined in a manner consistent with impaired loans within the Bank's loan portfolio.  In February 2014, the Bank re-acquired all such remaining loans.  As a result, the First Loss Position and related reserve liability were extinguished.

    The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans, and activity in the related reserve liability:

	At or for the Year Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Outstanding balance of multifamily loans serviced for FNMA at period end	$-	$208,375	$256,731
Total First Loss Position at end of period	-	15,428	15,428
Reserve Liability on the First Loss Position
Balance at beginning of period	$1,040	$1,383	$2,993
Credit to reduce the liability for the First Loss Position(1)	(1,040)	(305)	(1,286)
Charge-offs and other net reductions in balance	-	(38)	(324)
Balance at period end	$-	$1,040	$1,383
(1)	Amount recognized as a portion of mortgage banking income during the period.

Reserve for Loan Commitments

At December 31, 2014, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower at December 31, 2014.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Investment Activities

    Investment strategies are implemented by the Asset and Liability Committee ("ALCO"), which is comprised of the Chief Operating Officer, Chief Investment Officer, Chief Risk Officer and other senior officers.  The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value, and effectively manage both interest rate risk and liquidity.  The strategies are reviewed periodically by the ALCO and reported to the Board of Directors.

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

    The Bank's investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Government, federal agencies and GSEs, to an amount not exceeding the lesser of either 2% of its total assets or 15% of its total tangible capital (20% of tangible capital in the event all securities of the obligor maintain a "AAA" credit rating).  The Bank was in compliance with this policy limit at both December 31, 2014 and 2013.  The Bank may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2014 and 2013, the Bank did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Federal Agency Obligations.  Federal agency obligations are purchased from time to time in order to provide the Bank a favorable yield in comparison to overnight investments.  These securities possess sound credit ratings, and are readily accepted as collateral for the Bank's borrowings.  Federal agency obligation investments totaled $70,000 at December 31, 2014.

    MBS.  The Bank's investment policy calls for the purchase of only priority tranches when investing in MBS. MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect the value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  MBS also provide the Company with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  At December 31, 2014, all MBS owned by the Company possessed the highest credit rating from at least one nationally recognized rating agency, with the exception of one privately issued MBS in the Bank's portfolio with book and market values totaling $449,000 and $455,000 at December 31, 2014, respectively. This security was downgraded to sub-investment grade by the rating agencies during 2009 due to deteriorating conditions in the national real estate market. Current credit ratings on this security range from CC to Caa1. Despite the downgrade, this security continues to perform in accordance with its contractual terms.

    The Company's consolidated investment in MBS totaled $26.4 million, or 0.6% of total assets, at December 31, 2014, the great majority of which was owned by the Bank.  Approximately 97.0% of the MBS portfolio at December 31, 2014 was comprised of pass-through securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") or FNMA.  The average duration of these securities was estimated to be 1.1 years as of December 31, 2014 and 1.2 years at December 31, 2013.

    At December 31, 2014, included in the MBS portfolio was a $347,000 Collateralized Mortgage Obligation ("CMO") issued by a highly rated private financial institution, and was rated in the highest rating category by at least one nationally recognized rating agency.  The Company's investment in this CMO occupies the priority tranche within the underlying issue.

The Company typically classifies MBS as available-for-sale in recognition of the prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale (including the CMO) was $1.5 million above their amortized cost at December 31, 2014.  Within this total, the aggregate fair value of the private financial institution-issued CMO exceeded its cost basis by approximately $4,000.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
	Dollars in Thousands
Amortized cost at beginning of period	$29,962	$47,448	$89,149
Purchases, net	875	-	1,318
Principal repayments	(5,863)	(17,372)	(42,822)
Premium amortization, net	(28)	(114)	(197)
Amortized cost at end of period	$24,946	$29,962	$47,448

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

    As of December 31, 2014, the Bank's investment in corporate debt obligations was comprised solely of seven TRUPS with an aggregate remaining amortized cost of $16.1 million (based upon their purchase cost basis) that were secured primarily by the preferred debt obligations of pools of U.S. banks (with a small portion secured by debt obligations of insurance companies).  All seven securities were designated as held-to-maturity at December 31, 2014.

At December 31, 2014, five of the seven securities had previously recognized other than temporary impairment ("OTTI") charges, the most recent of which occurred during the year ended December 31, 2012.  The aggregate OTTI charge recognized on these securities was $9.5 million at December 31, 2014, of which $8.9 million was determined to be attributable to credit related factors and $569,000 was determined to be attributable to non-credit related factors. At December 31, 2014, these five securities had credit ratings ranging from "C" to "Caa3."  The remaining two securities, which were not subject to OTTI charges as of December 31, 2014, had credit ratings ranging from "BB-" to "A" on that date.  During the year ended December 31, 2014, non-credit related OTTI declined by $32,000 reflecting improvement in the estimated fair value of the five securities for which OTTI had previously been recognized.

At December 31, 2014, the remaining aggregate amortized cost of TRUPS that could be subject to future OTTI charges through earnings was $6.9 million.  Of this total, unrealized losses of $1.5 million have already been recognized as a component of accumulated other comprehensive loss.

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

The investment policy of the Holding Company calls for the purchase of only priority tranches when investing in MBS, limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one corporate entity to the lesser of 1% of total assets or 5% of the Company's total consolidated capital. The Holding Company may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2014 and 2013, the Holding Company did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

The Holding Company cannot assure that it will engage in these investment activities in the future.  At December 31, 2014, the Holding Company's principal asset was its $454.1 million investment in the Bank's common stock.  This investment in its subsidiary is not actively managed and falls outside of the Holding Company investment policy and strategy discussed above.

Equity Investments. The Holding Company's investment in mutual funds (primarily equity mutual funds) totaled $12.3 million at December 31, 2014, of which $3.7 million was classified as available for sale, and $8.6 million was classified as trading.  At December 31, 2014, the aggregate fair value of the available for sale mutual fund investments was $125,000 below their cost basis, and the aggregate fair value of mutual fund investments classified as trading was $80,000 below their cost basis.  The reduction of fair value below the cost basis of the available for sale equity investments was deemed temporary in nature as of December 31, 2014.

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security, that were owned by either the Bank or Holding Company at the dates indicated:

	At December 31,
	2014		2013		2012
	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value
MBS	Dollars in Thousands
Available-for-Sale:
FHLMC pass through certificates	$17,080	$18,145	$20,686	$21,766	$32,218	$33,063
FNMA pass through certificates	5,763	6,125	7,168	7,619	10,233	10,899
GNMA pass through certificates	1,311	1,337	553	574	691	716
Private issuer MBS	449	455	662	680	962	955
Agency issued CMOs	-	-	319	321	2,436	2,462
Private issuer CMOs	343	347	574	583	908	926
Total MBS available-for-sale	24,946	26,409	29,962	31,543	47,448	49,021

INVESTMENT SECURITIES
TRUPS Held-to-Maturity	5,367	6,263	5,341	5,163	7,828	6,267
Total investment securities held-to-maturity	5,367	6,263	5,341	5,163	7,828	6,267
Available-for-Sale:
Federal agency obligations	70	70	15,070	15,091	29,820	29,945
Mutual funds	3,860	3,736	2,760	3,558	2,556	3,005
Total investment securities Available-for-Sale	3,930	3,806	17,830	18,649	32,376	32,950
Trading:
Mutual funds	8,640	8,559	6,385	6,822	4,743	4,874
Total trading securities	8,640	8,559	6,385	6,822	4,743	4,874
TOTAL INVESTMENT SECURITIES AND MBS	$42,883	$45,037	$59,518	$62,177	$92,395	$93,112
(1)
Amount is net of cumulative credit related OTTI totaling $9.0 million on TRUPS held-to-maturity at December 31, 2014, $9.0 million on TRUPS held-to-maturity and $106,000 on mutual funds available-for-sale at December 31, 2013, and $9.0 million on TRUPS held-to-maturity and $348,000 on mutual funds available-for-sale at December 31, 2012.

The following table presents the amortized cost, fair value and weighted average yield of the Company's consolidated available-for-sale investment securities and MBS (exclusive of equity investments) at December 31, 2014, categorized by remaining period to contractual maturity:

	Amortized Cost	Fair Value	Weighted Average Tax Equivalent Yield
	(Dollars in Thousands)
MBS:
Due within 1 year	$-	$-	-%
Due after 1 year but within 5 years	3,104	3,250	4.72
Due after 5 years but within 10 years	4,549	4,861	4.95
Due after ten years	17,293	18,298	2.67
Total	24,946	26,409	3.34

Federal Agency obligations:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	70	70	7.90
Due after 5 years but within 10 years	-		-
Due after ten years	-	-	-
Total	70	70	7.90

Total:
Due within 1 year	-	-	-
Due after 1 year but within 5 years	3,174	3,320	4.79
Due after 5 years but within 10 years	4,549	4,861	4.95
Due after ten years	17,293	18,298	2.67
Total	$25,016	$26,479	3.35%

With respect to MBS, the entire carrying amount of each security at December 31, 2014 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  As mentioned previously, the investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 1.1 years as of December 31, 2014 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

GAAP requires that investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available-for-sale or securities held-to-maturity.  GAAP requires investments in equity securities that have readily determinable fair values be classified as either trading securities or securities available-for-sale.  Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At December 31, 2014, the Company owned, on a consolidated basis, $30.2 million of securities classified as available-for-sale, which represented 0.7% of total assets. Based upon the size of the available-for-sale portfolio, future variations in the market value of the available-for-sale portfolio could result in fluctuations in the Company's consolidated stockholders' equity.

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

Deposits.   The Bank offers a variety of deposit accounts possessing a range of interest rates and terms.  At December 31, 2014, the Bank offered, and presently offers, savings, money market, interest bearing and non-interest bearing checking accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. Traditionally, the Bank has relied upon direct and general marketing, customer service, convenience and long-standing relationships with customers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided the great majority of its deposits.  At December 31, 2014, the Bank had deposit liabilities of $2.66 billion, up $152.6 million from December 31, 2013 (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2014, Individual Retirement Accounts totaled $311.2 million, or 12%.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service ("CDARS"), through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited by Bank policy to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2014, deposits taken through this program totaled $4.6 million.

The Bank is authorized to accept brokered deposits up to an aggregate limit of $120.0 million.  At December 31, 2014 and 2013, total brokered deposits consisted solely of the $4.6 million purchased CDARS deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
DEPOSIT ACTIVITY	2014	2013	2012
	(Dollars in Thousands)
Deposits	$4,052,651	$4,204,263	$3,955,317
Withdrawals	3,919,596	4,196,473	3,841,368
Deposits greater than Withdrawals	$133,055	$7,790	$113,949
Interest credited	19,591	19,927	21,779
Total increase in deposits	$152,646	$27,717	$135,728

At December 31, 2014, the Bank had $456.7 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Date	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$45,752	1.59%
After three but within six months	53,223	1.29
After six but within twelve months	147,505	1.10
After 12 months	210,261	1.87
Total	$456,741	1.53%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2014			At December 31, 2013			At December 31, 2012
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$372,753	14.0%	0.05%	$376,900	15.0%	0.05%	$371,792	15.0%	0.15%
CDs	926,318	34.8	1.43	828,409	33.0	1.55	891,975	36.0	1.68
Money market accounts	1,094,698	41.2	0.61	1,040,079	41.5	0.50	961,359	38.8	0.57
Interest bearing checking accounts	78,430	2.9	0.08	87,301	3.5	0.08	95,159	3.8	0.16
Non-interest bearing checking accounts	187,593	7.1	-	174,457	7.0	-	159,144	6.4	-
Totals	$2,659,792	100.0%	0.76%	$2,507,146	100.0%	0.73%	$2,479,429	100.0%	0.86%

The weighted average maturity of the Bank's CDs at December 31, 2014 was 19.8 months, compared to 18.7 months at December 31, 2013.  The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2014:

	Period to Maturity at December 31, 2014
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2014	Total at December 31, 2013	Total at December 31, 2012
(Dollars in Thousands)
1.00% and below	$298,522	$47,433	$-	$-	$345,955	$407,927	$414,089
1.01% to 2.00%	131,447	79,680	88,682	11,184	310,993	142,030	146,168
2.01% to 3.00%	25,222	72,070	103,745	178	201,215	123,923	131,691
3.01% to 4.00%	49,728	1,375	17,032	-	68,135	154,529	163,158
4.01% and above	20	-	-	-	20	-	36,869
Total	$504,939	$200,558	$209,459	$11,362	$926,318	$828,409	$891,975

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.  The Bank's total borrowing line equaled at least $1.57 billion at December 31, 2014.

The Bank had $1.2 billion and $910.0 million of FHLBNY advances outstanding at December 31, 2014 and December 31, 2013, respectively. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The Company had no Securities Sold Under Agreements to Repurchase ("REPOS") outstanding at December 31, 2014, 2013 or 2012.  The Company elected to prepay its outstanding REPOS during 2012, incurring $28.8 million in additional interest expense in 2012 on the prepayment.

FHLBNY Advances:
	At or for the Year Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Balance outstanding at end of period	$1,173,725	$910,000	$842,500
Average interest cost at end of period	1.74%	2.35%	2.68%
Weighted average balance outstanding during the period	$1,039,203	$761,491	$826,176
Average interest cost during the period	2.28%	2.89%	2.96%
Maximum balance outstanding at month end during period	$1,173,725	$910,000	$939,775

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of eight wholly-owned corporations, two of which are directly owned by the Holding Company and six of which are directly owned by the Bank.  The following table presents an overview of the Holding Company's subsidiaries, other than the Bank, as of December 31, 2014:

Subsidiary	Year/ State of Incorporation	Primary Business Activities
Direct Subsidiaries of the Holding Company:
842 Manhattan Avenue Corp.	1995/ New York	Currently in the process of dissolution.
Dime Community Capital Trust I	2004/ Delaware	Statutory Trust (1)
Direct Subsidiaries of the Bank:
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate
Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.)	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.
195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate. Currently inactive.

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

Personnel

As of December 31, 2014, the Company had 347 full-time and 62 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

    Corporate Alternative Minimum Tax. The Bank's federal tax rate for the year ended December 31, 2014 was 35% of taxable income.  The Internal Revenue Code of 1986, as amended imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is derived by adjusting corporate taxable income in a manner that negates the deferral or deduction of certain expense or deduction items compared to their customary tax treatment. Thus, the Bank's AMTI is increased by 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

State and Local Taxation

New York State ("NYS") Franchise Tax

    The Company is subject NYS franchise tax. The statutory NYS franchise tax rate for the year ended December 31, 2014 approximated 8.63% of taxable income.  This rate included a metropolitan commuter transportation district surcharge of 17% of the tax amount.  In general, the Holding Company is not required to pay NYS tax on dividends and interest received from the Bank.

On March 31, 2014, NYS enacted several reforms (the "Tax Reform Package") to its tax structure, including changes to the franchise, sales, estate and personal income taxes. These changes are generally effective on January 1, 2015.  The Tax Reform Package is intended to simplify the existing corporate tax code for NYS businesses while remaining relatively neutral in relation to corporate tax receipts.

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

Merger of the Bank Tax into the Corporate Franchise Tax.  NYS has historically imposed a franchise tax on general business corporations, commonly referred to as the "Article 9-A Corporate Franchise Tax," and a separate franchise tax on banking corporations, commonly referred to as the "Article 32 Bank Tax."  Under these statutes, NYS financial service companies and banks are taxed under different regimes.

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
    Adoption of a Full Water's-Edge Unitary Combined Filing. The Tax Reform Package requires that all firms meeting an ownership test of 50% or more be deemed a unitary business and required to file a combined tax return.  Substantial intercompany transactions are eliminated, and a domestic corporation without any assets or customers in NYS, but engaged in a unitary business with a related New York taxpayer, could become part of the NYS unitary group.
    Source Income Solely by Reference to the Location of the Customer. The Tax Reform Package requires business income to be apportioned to and taxed by NYS using a single receipts factor based on the customer's location. These provisions also contain favorable apportionment rules for asset-backed securities that will be beneficial to the Bank.
    During the year ended December 31, 2014, the Company adjusted both its deferred tax asset and income tax expense to reflect the expected adjustment in its NYS tax rate resulting from the Tax Reform Package.  Such adjustments were not material to its consolidated financial condition or results of operations.  The Company owns REIT subsidiaries and will therefore utilize the dividend received subtraction method upon its initial conformity to the Tax Reform Package on January 1, 2015.  However, the Company may utilize different tax strategies in the future.  Such strategies will be influenced by several factors including, but not limited to, the final election of NYC to conform its tax laws to the reformed NYS law.
    NYC Banking Corporation Tax
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

NYC generally conforms its tax law to NYS tax law in the determination of taxable income (including the laws relating to tax bad debt reserves), and has recently announced its likely intention to generally conform its tax law to the reformed NYS tax law, however, NYC has not yet published any such tax law reforms.

Prior to the recent NYS tax reforms, NYC tax law only differed significantly from NYS tax law with regard to the permissible deduction for the carryover of a net operating loss of a banking company occurring prior to 2009.  The carryover deduction for such net operating loss was permissible only under NYS tax law.

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

Recent Financial Regulatory Reforms.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), which became law in 2010, was intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  Through December 31, 2014, the Reform Act did not have a material impact on the Company's core operations.  Many provisions of the Reform Act remain subject to final rulemaking or phase in over several years.  The Company believes that the following provisions of the Reform Act, when fully implemented, may have an impact on the Company:

The Reform Act created the Consumer Financial Protection Bureau ("CFPB").  With respect to insured depository institutions with less than $10 billion in assets, such as the Bank, the CFPB has rulemaking, but not enforcement, authority for federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Truth in Savings Act, among others, and may participate in examinations conducted by the federal bank regulatory agencies to determine compliance with consumer protection laws and regulations.  The CFPB may impose requirements more severe than the previous bank regulatory agencies.

In January 2013, the CFPB issued final regulations governing consumer mortgage lending (including mortgage servicing, certain mortgage origination standards and "qualified mortgages."  The Bank has fully implemented all applicable standards.

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

Basel III Capital Rules. In July 2013, the Bank's primary federal regulator, the FDIC, and the FRB published final rules (the "Basel III Capital Rules") that implement, in part, agreements reached by the Basel Committee on Banking Supervision ("Basel Committee") in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems."("Basel III").  The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions' regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions' regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee's 1988 "Basel I" capital accords, with a more risk-sensitive approach based, in part, on the "standardized approach" in the Basel Committee's 2004 "Basel II" capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Reform Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies' rules.  The Basel III Capital Rules apply to banking organizations, including depository institutions and ultimate parent savings and loan holding companies, such as the Bank and Holding Company, respectively, and are effective on January 1, 2015, subject to phase-in periods until January 1, 2019 for certain of their components.  The Holding Company, as a savings and loan holding company, has not previously been subject to consolidated risk-based capital requirements.

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

Under the capital rules in effect through 2014, the effects of accumulated other comprehensive income or loss ("AOCI") items included in stockholders' equity (for example, marks-to-market of securities held in the available for sale portfolio) under GAAP are reversed for the purposes of determining regulatory capital ratios.  The effects of certain AOCI items are not excluded by default under the Basel III Capital Rules, but non-advanced approach banking organizations, including the Holding Company and the Bank, may make a one-time, permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of the Holding Company's and the Bank's periodic regulatory reports in the beginning of 2015.  The Holding Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.
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
    The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon CET1; b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules.  When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization's capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

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

    The Basel III Capital Rules will increase the required capital levels of the Bank and will subject the Holding Company to consolidated capital rules.  On January 1, 2015, the Bank and Company became subject to the new capital requirements of BASEL III.  Summarized below are the calculated ratios for the Bank and Company as of December 31, 2014 computed under the BASEL III capital rules.  For each of these ratios shown, it is assumed that the Bank and Company has made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders' equity for the purposes of determining the regulatory capital ratios.  Such election, if ultimately made, will be finalized upon the Bank's Call Report filing for the period ending March 31, 2015.

	Bank	Consolidated Company	Basel III Minimum Requirement	Basel III Minimum Requirement Plus 2.5% Buffer(1)
Common equity Tier 1 capital to risk weighted assets	12.33%	12.44%	4.5%	7.0%
Tier 1 capital to risk weighted assets	12.33	14.51	6.0	8.5
Total Capital to risk weighted assets	12.89	15.07	8.0	10.5
Tier 1 Capital to average assets (Leverage ratio)	9.64	11.20	4.0	n/a
The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.

Implementation of the Basel III Capital Rules effective January 1, 2015 did not have a material impact upon the operations of the Bank or Holding Company.

Prior to January 1, 2015, FDIC regulations required State Nonmember Banks, such as the Bank, to satisfy three minimum capital standards: (i) a minimum Tier 1 risk-based capital ratio of 4%, (ii) a total risk-based capital ratio of 8%, and (iii) a leverage capital ratio of 4%.  For depository institutions that have been assigned a composite rating of one (the highest rating of the FDIC under the Uniform Financial Institutions Rating System), the minimum required leverage capital ratio is 3%.  For any other depository institution, the minimum required leverage capital ratio is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.  In assessing an institution's capital adequacy, in addition to these numeric factors, the FDIC considers qualitative factors, and possesses the authority to establish increased capital requirements for individual institutions when necessary.  These capital requirements were superseded by the new capital requirements in the Basel III Capital Rules, effective on January 1, 2015.

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

The table below presents the Bank's regulatory capital compared to FDIC regulatory capital requirements:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tangible capital	$406,910	9.20%	$176,998	4.0%	$221,247	5.00%
Leverage capital	406,910	9.20	176,998	4.0	221,247	5.00
Tier I risk-based capital (to risk weighted assets)	406,910	12.33	131,994	4.0	197,991	6.00
Total risk-based capital (to risk weighted assets)	425,428	12.89	263,988	8.0	329,985	10.00

    As part of the agreements reached by the Basel Committee in Basel III, the Basel Committee set forth a proposed liquidity framework to horizontally assess banking organizations.  The Basel Committee's framework contained two quantitative liquidity measures, the liquidity coverage ratio ("LCR"), which is designed to ensure that a banking organization has sufficient high-quality liquid assets to meet its expected net cash outflow over a 30-day time horizon, and the net stable funding ration ("NSFR"), which is designed to promote more medium- and long-term funding of assets and activities of a banking organization over a one-year time horizon.  In the United States, the federal banking agencies adopted a final rule in October 2014 to implement the LCR framework for advanced approach banking institutions, which include savings associations and savings and loan holding companies with over $250 billion in total consolidated assets and $10 billion in total foreign exposure, and a modified version of LCR for bank holding companies and certain savings and loan holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations.  Neither the LCR nor the modified LCR  would apply to the Holding Company or the Bank. The federal banking agencies have not yet proposed rules to implement the Basel committee's NSFR framework.

    FDIC Guidance on Managing Market Risk.  In October 2013, the FDIC published guidance entitled "Managing Sensitivity to Market Risk in a Challenging Interest Rate Environment".  This guidance notes the FDIC's ongoing supervisory concern that certain institutions may be insufficiently prepared or positioned for sustained increases in, or volatility of, interest rates.  The guidance emphasizes a series of best practices to ensure that state nonmember institutions, such as the Bank, have adopted a comprehensive asset-liability and interest rate risk management process.  These practices include:  (i) effective board governance and oversight; (ii) a sound policy framework and prudent exposure limits; (iii) well-developed risk measurement tools for effective measurement and monitoring of interest rate risk and; (iv) effective risk mitigation strategies.  The Bank has implemented the best practices as of December 31, 2014.

    NYSDFS Guidelines for Bank Lending to Multifamily Properties Under the Community Reinvestment Act.  On September 5, 2013, the NYSDFS published guidelines addressing responsible multifamily lending.  The guidelines report DFS' future intention to have Community Reinvestment Act ("CRA") examinations review whether a bank has satisfied its responsibility to ensure that any loan contributes to, and does not undermine, the availability of affordable housing or neighborhood conditions.  Under the guidelines, a loan on a multifamily property would not be found to have a community development purpose, and would not be CRA eligible if it:  (i) significantly reduces or has the potential to reduce affordable housing; (ii) facilitates substandard living conditions; (iii) is in technical default; or (iv) has been underwritten in an unsound manner.

The guidelines also recommend that banks consider adopting a series of best practices in an effort to help avoid reductions in qualitative or quantitative CRA credit on multifamily loans.

Implementation of these guidelines are not expected to materially impact the business and operations of the Bank.

Interagency Guidance on Nontraditional Mortgage Product Risks.  In 2006, the federal bank regulatory authorities (collectively the "Agencies") published the Interagency Guidance on Nontraditional Mortgage Product Risks (the "Nontraditional Mortgage Product Guidance"). The Nontraditional Mortgage Product Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among others, interest only loans. The Nontraditional Mortgage Product Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Nontraditional Mortgage Product Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower's repayment capacity. Specifically, the Nontraditional Mortgage Product Guidance indicates that a lender may accept a borrower's statement as to its income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

Limitations on Individual Loans and Aggregate Loans to One Borrower.  As an NYS-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not subject to NYSDFS regulations limiting individual loan or borrower exposures.

    QTL Test.  In order for the Holding Company to be regulated by the FRB as a savings and loan holding company rather than a bank holding company, the Bank must remain a QTL. To satisfy this requirement, the Bank must maintain at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine of the most recent twelve months. ''Portfolio assets'' mean, in general, the Bank's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the Bank's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  At

December 31, 2014, the Bank maintained 77.7% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2014, and, therefore, was a QTL.  If the Bank fails to remain a QTL, the Holding Company must register with the FRB as a bank holding company.

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

Liquidity.   Pursuant to FDIC regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II-Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for further discussion).  At December 31, 2014, the Bank satisfied all such liquidity requirements.

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

Community Reinvestment.   Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, an insured depository institution possesses a continuing and affirmative obligation, consistent with its safe and sound operation, to help satisfy the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are most appropriate to its particular community. The CRA requires the FDIC, in connection with its examination of a State Nonmember Bank, to assess the bank's record of satisfying the credit needs of its community and consider such record in its evaluation of certain applications by the bank.  The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.   Regulations additionally require that the Bank publicly disclose certain agreements that are in fulfillment of the CRA.  The Bank has no such agreements.

The Bank is also subject to provisions of the NYBL that impose continuing and affirmative obligations upon a New York State-chartered savings bank to serve the credit needs of its local community (the ''NYCRA'').  Such obligations are substantially similar to those imposed by the CRA.  The NYCRA requires the NYSDFS to make a periodic written assessment of an institution's compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public.  The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application.  The Bank became subject to the NYCRA at the Charter Conversion, and has not yet received a NYCRA rating.

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

Under the FDIA, the FDIC possesses enforcement authority for FDIC insured depository institutions and has the authority to bring enforcement action, including civil monetary penalties, against all ''institution-affiliated parties,'' including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty or certain other wrongful actions that cause, or are likely to cause, more than minimal loss to or other significant adverse effect on an insured depository institution. Under HOLA and the FDIA, the FRB possesses similar authority to bring enforcement actions and impose civil monetary penalties against savings and loan holding companies for violations of applicable law or regulation.  In addition, regulators possess substantial discretion to take enforcement action against an institution that fails to comply with the law, particularly with respect to capital requirements. Possible enforcement actions range from informal enforcement actions, such as a memorandum of understanding, to formal enforcement actions, such as a written agreement, cease and desist order or civil money penalty, the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance.

Standards for Safety and Soundness.   Pursuant to FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the FDIC, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the FDIC has adopted regulations pursuant to FDICIA that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so ordered, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized bank is subject under the PCA provisions of FDICIA (See "Part I - Item 1 – Business - Regulation - Regulation of New York State Chartered Savings Banks –PCA").  If an institution fails to comply with such an order, the FDIC may seek enforcement in judicial proceedings and the imposition of civil money penalties.

PCA.   Under the FDIC PCA regulations, the FDIC is required to take certain, and authorized to take other, supervisory actions against undercapitalized insured depository institutions, including the Bank.  For this purpose, an insured depository institution is placed in one of five categories based on its capital: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Generally, a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company.  In addition, the institution becomes subject to various mandatory supervisory actions, including restrictions on growth of assets and other forms of expansion.  Generally, through December 31, 2014, under the FDIC regulations, an insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level.  As of December 31, 2014, the Bank satisfied all capital ratios necessary to be categorized "well capitalized" under the PCA regulatory framework.  As discussed previously under "Basel III Capital Rules," the PCA regulations were amended by the Basel III Capital Rules effective January 1, 2015, to reflect higher minimum capital requirements for insured depository institutions.  Under the Basel III Capital Rules, an insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10% of greater, its Tier 1 risk-based capital ratio is 8% or greater, its CET1 ratio is 6.5% or greater, and its leverage ratio is 5% or greater. When appropriate, the FDIC can require corrective action by a savings and loan holding company under the PCA provisions of FDICIA.
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

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the Savings Association Insurance Fund ("SAIF") [which was merged with the Bank Insurance Fund ("BIF") into the newly-formed DIF on March 31, 2006] and expand the assessment base for the payment of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's.  The Bank's total expense in 2014 for the FICO bond assessment was $227,000.  These payments will continue until the FICO bonds mature in 2017 through 2019.

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

Federal Home Loan Bank ("FHLB") System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock as a membership requirement and must hold additional stock based on its FHLB borrowing and certain other activities.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $58.4 million at December 31, 2014.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

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

Anti-Money Laundering and Customer Identification.   The Company is subject to Bank Secrecy Act amendments and specific federal agency guidance in relation to implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("PATRIOT Act").  The PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the PATRIOT Act enacted measures intended to encourage information sharing among bank regulatory and law enforcement agencies.  In addition, certain provisions of Title III and the FDIC guidance impose affirmative obligations on a broad range of financial institutions, including banks and thrifts.  Title III imposes the following requirements, among others, with respect to financial institutions: (i) establishment of anti-money laundering programs; (ii) establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time; (iii) establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and (iv) prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to cocorrespondent accounts of foreign banks
       In addition, bank regulators are directed to consider an organization's effectiveness in preventing money laundering when ruling on FRA and Bank Merger Act applications.

Regulation of the Holding Company

    The Bank has made an election under Section 10(l) of the HOLA to be treated as a "savings association" for purposes of regulation of the Holding Company. As a result, the Holding Company continues, after the Charter Conversion, to be registered with the FRB as a non-diversified unitary savings and loan holding company within the meaning of the HOLA.  The Holding Company is currently subject to FRB regulations, examination, enforcement and supervision, as well as reporting requirements applicable to savings and loan holding companies. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary depository institution.  In addition, the FRB has enforcement authority over the Holding Company's non-depository institution subsidiaries.  If the Bank does not continue to satisfy the QTL test, the Holding Company must change its status with the FRB as a savings and loan holding company and register as a bank holding company under the BHCA.  (See "Regulation of New York State-Chartered Savings Banks–QTL Test").

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

The Gramm-Leach Bliley Act of 1999 ("Gramm-Leach") additionally restricts the powers of certain unitary savings and loan holding companies.  A unitary savings and loan holding company that is "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the Office of Thrift Supervision (the regulator of savings and loan holding companies prior to the FRB) prior to May 4, 1999, such as the Holding Company, retains the authority it possessed under the law in existence as of May 4, 1999.  All other savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach.  Gramm-Leach also prohibits non-financial companies from acquiring grandfathered savings and loan holding companies.

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

Conditions in the real estate markets in which the collateral for the Bank's mortgage loans are located strongly influence the level of the Bank's non-performing loans and the value of its collateral. Real estate values are affected by, among other items, fluctuations in general or local economic conditions, supply and demand, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Declines in real estate markets have in the past, and may in the future, negatively impact the Company's results of operations, cash flows, business, financial condition and prospects.  In addition, at December 31, 2014 the Bank had four borrowers for which its total lending exposure equaled or exceeded 10% of its Tier 1 risk-based capital (its lowest capital measure).  Default by these borrowers could adversely impact the Bank's financial condition and results of operations.

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

The Bank's primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. The Bank's one-year interest rate sensitivity gap is the difference between interest rate sensitive assets maturing or repricing within one year and its interest rate sensitive liabilities maturing or repricing within one year, expressed as both a total amount and as a percentage of total assets.  At December 31, 2014, the Bank's one year interest rate gap was negative 23%, indicating that the overall level of its interest rate sensitive liabilities maturing or repricing within one year exceeded that of its interest rate sensitive assets maturing or repricing within one year.  In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decline in net interest income from its existing investments and funding sources.

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

The Reform Act creates minimum standards for the origination of mortgage loans.  The CFPB recently adopted rules imposing extensive regulations governing an institution's obligation to evaluate a borrower's ability to repay a mortgage loan.  The rule applies to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages or temporary loans). The rule also prohibits prepayment fees on certain types of mortgage loans.

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

    Furthermore, the Federal Government may take action to transform the role of government in the U.S. housing market, such as reducing the size and scope of FNMA and FHLMC, or diminishing other government support to such markets. Congressional leaders have voiced similar plans for future legislation. It is too early to determine the nature and scope of any legislation that may develop along these lines, or the roles FNMA and FHLMC or the private sector will play in future housing markets. However, it is possible that legislation will be proposed over the near term that would considerably limit the nature of GSE guarantees relative to historical measurements, which could have broad adverse implications for the market and significant implications for the Company's business.

The Bank has recently become subject to more stringent capital requirements.

Effective January 1, 2015, the federal banking agencies have adopted the Basel III Capital Rules, which apply to both the Bank and Holding Company. These rules are subject to phase-in periods until January 1, 2019 for certain of their components.  The Basel III Capital Rules will result in significantly higher capital requirements and more restrictive leverage and liquidity ratios for the Bank than those previously in effect.  The Basel III Capital Rules will also apply to the Holding Company, which, as a savings and loan holding company, has not previously been subject to consolidated risk-based capital requirements.

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

    As of December 31, 2014, the Company had $55.6 million of goodwill and other intangible assets.  A significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Holding Company's common stock may necessitate taking charges in the future related to the impairment of the Company's goodwill and other intangible assets. If the Company were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Company would record the appropriate charge, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

	Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$18.23	$15.43	$0.14	$14.94	$13.33
June 30th	0.14	17.53	14.77	0.14	15.63	13.79
September 30th	0.14	16.22	14.23	0.14	17.92	15.31
December 31st	0.14	16.63	14.02	0.14	17.43	15.90

On December 31, 2014, the final trading date in the fiscal year, the Holding Company's common stock closed at $16.28.

Management estimates that the Holding Company had approximately 7,900 stockholders of record as of March 1, 2015, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 36,855,019 shares of Holding Company common stock outstanding at December 31, 2014.

During the year ended December 31, 2014, the Holding Company paid cash dividends totaling $20.1 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2013, the Holding Company paid cash dividends totaling $19.7 million, representing $0.56 per outstanding common share.
On January 21, 2015, the Board of Directors declared a cash dividend of $0.14 per common share to all stockholders of record as of February 2, 2015.  This dividend was paid on February 10, 2015.
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

The Holding Company did not purchase any shares of its common stock into treasury during the three months ended December 31, 2014.

A summary of the shares repurchased by month is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2014	-	-	-	1,124,549
November 2014	-	-	-	1,124,549
December 2014	-	-	-	1,124,549
(1) No existing repurchase programs expired during the three months ended December 31, 2014, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  The 1,124,549 shares that remained eligible for repurchase at December 31, 2014 were available under the Holding Company's twelfth stock repurchase program, which was publicly announced in June 2007.  The twelfth stock repurchase program authorized the purchase of up to 1,787,665 shares of the Holding Company's common stock, and has no expiration.

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Holding Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2010 through December 31, 2014.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Total Return Performance
250
225
200
175
150
125
100
75
50
Index Value
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
Dime Community Bancshares, Inc.
NASDAQ Composite
SNL Thrift

	Period Ending December 31,
Index	2009	2010	2011	2012	2013	2014
Dime Community Bancshares, Inc.	100.00	129.65	116.61	133.80	169.11	168.66
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Thrift	100.00	104.49	87.90	106.91	137.20	147.56

Item 6.  Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2014, 2013, 2012, 2011and 2010 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Certain amounts as of and for the years ended December 31, 2013, 2012, 2011 and 2010 have been reclassified to conform to the December 31, 2014 presentation.  These reclassifications were not material.

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Condition Data:
Total assets	$4,497,107	$4,028,190	$3,905,399	$4,021,180	$4,040,295
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	4,100,747	3,679,366	3,485,818	3,443,633	3,454,326
MBS	26,409	31,543	49,021	93,877	144,518
Investment securities (including FHLBNY capital stock)	76,139	78,863	88,762	232,642	145,491
Federal funds sold and other short-term investments	250	-	-	951	4,536
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	2,659,792	2,507,146	2,479,429	2,343,701	2,350,581
Borrowings	1,244,405	980,680	913,180	1,205,455	1,256,205
Stockholders' equity	459,725	435,506	391,574	361,034	328,734
Selected Operating Data:
Interest income	$172,952	$175,456	$195,954	$209,216	$214,794
Interest expense	48,416	46,969	86,112	69,714	79,413
Net interest income	124,536	128,487	109,842	139,502	135,381
Provision (credit) for loan losses	(1,872)	369	3,921	6,846	11,209
Net interest income after provision for loan losses	126,408	128,118	105,921	132,656	124,172
Non-interest income	9,038	7,463	23,849	7,929	8,055
Non-interest expense	61,076	62,692	62,572	61,688	61,977
Income before income tax	74,370	72,889	67,198	78,897	70,250
Income tax expense	30,124	29,341	26,890	31,588	28,861
Net income	$44,246	$43,548	$40,308	$47,309	$41,389

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	1.03%	1.09%	1.02%	1.16%	1.01%
Return on average stockholders' equity	9.83	10.58	10.73	13.65	13.15
Stockholders' equity to total assets at end of period	10.22	10.81	10.03	8.98	8.14
Loans to deposits at end of period	154.87	147.56	141.42	147.80	147.77
Loans to interest-earning assets at end of period	94.68	96.74	94.41	91.36	92.18
Net interest spread (2)	2.84	3.19	2.58	3.38	3.34
Net interest margin (3)	3.03	3.39	2.92	3.60	3.53
Average interest-earning assets to average interest-bearing liabilities	115.98	116.49	114.83	112.07	109.32
Non-interest expense to average assets	1.42	1.57	1.59	1.51	1.52
Efficiency ratio (4)	46.28	46.23	52.58	41.64	42.74
Effective tax rate	40.51	40.25	40.02	40.04	41.08
Dividend payout ratio	45.53	45.53	47.86	30.00	45.16
Per Share Data:
Diluted earnings per share	$1.23	$1.23	$1.17	$1.40	$1.24
Cash dividends paid per share	0.56	0.56	0.56	0.56	0.56
Book value per share (5)	12.47	11.86	10.96	10.28	9.50
Asset Quality Ratios and Other Data(1):
Net charge-offs (recoveries)	$(212)	$766	$3,707	$5,925	$13,821
Total non-performing loans (6)	6,198	12,549	8,888	28,973	20,168
OREO	18	18	-	-	-
Non-performing TRUPS	904	898	892	1,012	564
Total non-performing assets	7,120	13,465	9,780	29,985	20,732
Non-performing loans to total loans	0.15%	0.34%	0.25%	0.84%	0.58%
Non-performing assets to total assets	0.16	0.33	0.25	0.75	0.51
Allowance for Loan Losses to:
Non-performing loans	298.37%	160.59%	231.21%	78.04%	95.03%
Total loans (7)	0.45	0.54	0.59	0.58	0.55
Regulatory Capital Ratios: (Bank only) (1)
Tangible capital	9.20%	9.52%	9.98%	9.11%	8.23%
Leverage Capital	9.20	9.52	9.98	9.11	8.23
Total risk-based capital	12.89	13.36	13.72	12.24	11.95
Earnings to Fixed Charges Ratios (8) (9):
Including interest on deposits	2.50x	2.51x	1.77x	2.12x	1.87x
Excluding interest on deposits	3.49	3.58	2.95	2.78	3.24
Full Service Branches	25	25	26	26	25

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
(7)   Total loans represent loans and loans held for sale, net of deferred fees and costs and unamortized premiums, and excluding (thus not reducing the aggregate balance by) the allowance for loan losses.
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

 Critical Accounting Policies

The Company's policies with respect to (1) the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), and (2) accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company's consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

      The Bank's methods and assumptions utilized for its accounting for defined benefit plans are discussed in Note 15 to the Company's consolidated financial statements.

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's ALCO is responsible for general oversight and strategic implementation of the policy, and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  On a monthly basis, reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to both senior management and the Board of Directors.  In addition, on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on a monthly basis.

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

Retail branch and Internet banking deposits increased $152.6 million during the year ended December 31, 2014, compared to an increase of $27.7 million during the year ended December 31, 2013.  Within deposits, core deposits (i.e., non-CDs) increased $54.7 million during the year ended December 31, 2014 and $91.3 million during the year ended December 31, 2013.  These increases were due to successful gathering efforts tied to promotional money market offerings.  CDs increased $97.9 million during the year ended December 31, 2014 and declined by $63.6 million during the year ended December 31, 2013.  The increase during the year ended December 31, 2014 resulted primarily from successful promotional activities related to 30-month and 5-year traditional CDs as well as Individual Retirement Account CDs.  The reduction during the year ended December 31, 2013 was due to the attrition of maturing CDs from prior period promotional activities, as CD promotional activities were de-emphasized during that period. Deposit gathering was given greater emphasis during the year ended December 31, 2014 compared to the year ended December 31, 2013, and thus resulted in increased deposit inflows during the year ended December 31, 2014.

The Bank increased its outstanding FHLBNY advances by $263.7 million during the year ended December 31, 2014, partially in order to fund the $225.6 million of loan purchases that occurred during the period.  The Bank increased its outstanding FHLBNY advances by $67.5 million during the year ended December 31, 2013 in order to fund asset growth.

During the year ended December 31, 2014, principal repayments totaled $735.4 million on real estate loans and $5.9 million on MBS.  During the year ended December 31, 2013, principal repayments totaled $923.1 million on real estate loans and $17.4 million on MBS.  The decrease in principal repayments on real estate loans reflected reduced loan refinancing activity during the year ended December 31, 2014, as such levels were historically high during the year ended December 31, 2013 as a result of the prolonged period of low interest rates on mortgage origination.  The decline in principal repayments on MBS resulted from a reduction of $10.3 million in their average balance from the year ended December 31, 2013 to the year ended December 31, 2014 due to ongoing principal repayments.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2014, the Bank had an additional potential borrowing capacity of $394.5 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary regulators, the NYSDFS and the FDIC, which, as a general matter, are based on the amount and composition of an institution's assets. At December 31, 2014, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.  Effective January 1, 2015, the Bank became subject to the regulatory capital requirements imposed under Basel III and prompt corrective action.  The Bank was in compliance with all regulatory capital requirements under Basel III and prompt corrective action.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the years ended December 31, 2014 and 2013, real estate loan originations totaled $947.0 million and $1.07 billion, respectively.  The decrease from the year ended December 31, 2013 to the year ended December 31, 2014 reflected the Company's election to compete less aggressively for new loans during the year ended December 31, 2014 as a result of the $225.6 million of loans repurchased during the period.  Security purchases were de-emphasized during the years ended both December 31, 2014 and 2013 due to their lack of beneficial yield above cash balances.

The Holding Company did not repurchase any shares of its common stock during the years ended December 31, 2014 or 2013.  As of December 31, 2014, up to 1,124,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $16.28 per share closing price of its common stock as of December 31, 2014, the Holding Company would utilize $18.3 million in order to purchase all of the remaining authorized shares.  As of December 31, 2014, the Holding Company possessed adequate cash on hand to complete such repurchases, if desired.

During the year ended December 31, 2014, the Holding Company paid $20.1 million in cash dividends on its common stock, up from $19.7 million during the year ended December 31, 2013, reflecting an increase of 142,068 in issued and outstanding shares from December 31, 2013 to December 31, 2014.

Contractual Obligations

The Bank has outstanding at any time, significant borrowings in the form of FHLBNY advances, as well as fixed interest obligations on CDs.  The Holding Company also has $70.7 million of trust preferred borrowings due to mature in April 2034, which became callable at any time after April 2009.  The Holding Company currently does not intend to call this debt.

The Bank is obligated under leases for rental payments on certain of its branches and equipment.  A summary of CDs, borrowings and lease obligations at December 31, 2014 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
CDs	$504,939	$200,558	$209,459	$11,362	$926,318
Weighted average interest rate of CDs	1.10%	1.55%	2.11%	1.71%	1.43%
Borrowings	$569,500	$453,075	$113,350	$37,800	$1,173,725
Weighted average interest rate of borrowings	1.48%	2.04%	1.68%	2.46%	1.74%
Operating lease obligations	$3,092	$6,361	$6,191	$15,069	$30,713

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of December 31, 2014:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$37,616	$-	$-	$-	$37,616
Other loan commitments	122,092	-	-	-	122,092
Total Off-Balance Sheet Arrangements	$159,708	$-	$-	$-	$159,708

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees and charges that are considered adjustments to yields and costs.  All material changes in average balances and interest income or expense are discussed in the sections entitled "Interest Income" and "Interest Expense" in the comparisons of operating results commencing on page F-58.

	For the Year Ended December 31,
		2014			2013			2012
	(Dollars in Thousands)
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$3,962,566	$169,208	4.27%	$3,603,841	$171,594	4.76%	$3,400,847	$189,149	5.56%
Other loans	1,954	105	5.37	2,198	101	4.60	1,991	104	5.22
Investment securities	19,220	560	2.91	32,520	503	1.55	103,936	1,263	1.22
MBS	27,658	914	3.30	37,999	1,413	3.72	81,897	3,025	3.69
Federal funds sold and other short-term investments	92,609	2,165	2.34	110,630	1,845	1.67	173,336	2,413	1.39
Total interest-earning assets	4,104,007	$172,952	4.21%	3,787,188	$175,456	4.63%	3,762,007	$195,954	5.21%
Non-interest earning assets	190,627			196,122			185,036
Total assets	$4,294,634			$3,983,310			$3,947,043

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$79,455	$222	0.28%	$90,871	$236	0.26%	$93,596	$237	0.25%
Money Market accounts	1,113,104	6,265	0.56	1,082,104	5,652	0.52	840,098	4,622	0.55
Savings accounts	377,930	188	0.05	378,391	260	0.07	364,271	580	0.16
CDs	858,526	12,916	1.50	867,664	13,779	1.59	947,803	16,340	1.72
Borrowed Funds (2)	1,109,532	28,825	2.60	832,149	27,042	3.25	1,030,287	64,333	6.24
Total interest-bearing liabilities	3,538,547	$48,416	1.37%	3,251,179	$46,969	1.44%	3,276,055	$86,112	2.63%
Non-interest bearing checking accounts	177,163			170,455			151,818
Other non-interest-bearing liabilities	129,034			149,913			143,659
Total liabilities	3,844,744			3,571,547			3,571,532
Stockholders' equity	449,890			411,763			375,511
Total liabilities and stockholders' equity	$4,294,634			$3,983,310			$3,947,043
Net interest spread (3)			2.84%			3.19%			2.58%
Net interest income/ net interest margin (4)		$124,536	3.03%		$128,487	3.39%		$109,842	2.92%
Net interest-earning assets	$565,460			$536,009			$485,952
Ratio of interest-earning assets to interest-bearing liabilities			115.98%			116.49%			114.83%
(1)   In computing the average balance of real estate loans, non-performing loans have been included.  Interest income on real estate loans includes loan fees.  Interest income on real estate loans also includes applicable prepayment fees and late charges totaling $12.5 million, $13.7 million and $15.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.
(2)   Interest expense on borrowed funds includes $28.8 million of prepayment charge recognized during the year ended December 31, 2012.  There were no such fees during the years ended December 31, 2014 and 2013.  Absent the prepayment charge, the average cost of borrowings would have been 3.45% during the year ended December 31, 2012.
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

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Increase/ (Decrease) Due to			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase/ (Decrease) Due to			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$16,177	$(18,563)	$(2,386)	$10,471	$(28,026)	$(17,555)	$(2,617)	$(8,268)	$(10,885)
Other loans	(12)	16	4	10	(13)	(3)	66	(59)	7
Investment securities	(362)	(137)	(499)	(986)	226	(760)	(1,226)	(792)	(2,018)
MBS	(296)	353	57	(1,629)	17	(1,612)	(523)	385	(138)
Federal funds sold and other short-term investments	(361)	681	320	(963)	395	(568)	143	(371)	(228)
Total	$15,146	$(17,650)	$(2,504)	$6,903	$(27,401)	$(20,498)	$(4,157)	$(9,105)	$(13,262)
Interest-bearing liabilities:
Interest bearing checking accounts	$(31)	$17	$(14)	$(9)	$8	$(1)	$(3)	$(81)	$(84)
Money market accounts	171	442	613	1,307	(277)	1,030	518	(944)	(426)
Savings accounts	2	(74)	(72)	15	(335)	(320)	34	(185)	(151)
CDs	(113)	(750)	(863)	(1,355)	(1,206)	(2,561)	(1,887)	(1,804)	(3,691)
Borrowed funds	8,103	(6,320)	1,783	(9,428)	(27,863)	(37,291)	(8,880)	29,630	20,750
Total	$8,132	$(6,685)	$1,447	$(9,470)	$(29,673)	$(39,143)	$(10,218)	$26,616	$16,398
Net change in net interest income	$7,014	$(10,965)	$(3,951)	$16,373	$2,272	$18,645	$6,061	$(35,721)	$(29,660)

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Assets.  Assets totaled $4.5 billion at December 31, 2014, $468.9 million above their level at December 31, 2013.

Real estate loans increased $420.0 million during the year ended December 31, 2014.  During the year ended December 31, 2014, the Bank originated $947.0 million of real estate loans (including refinancing of existing loans) and purchased $225.6 million of real estate loans, which exceeded the $13.0 million of sales and $735.4 million of aggregate amortization on such loans (also including refinancing of existing loans).

Cash and due from banks increased by $32.4 million during the year ended December 31, 2014, due primarily to the inflows of retail deposits and mortgagor escrow funds.  The Company also purchased an additional $25.0 million of Bank Owned Life Insurance.  Further, it increased its investment in FHLBNY common stock by $10.4 million during the year ended December 31, 2014 in order to collateralize the $193.2 million growth in its outstanding FHLBNY borrowings during the period.

Investment securities available-for-sale declined $14.8 million during the year ended December 31, 2014, due to a $15.0 million agency security that was called and not replaced during the period.

During the year ended December 31, 2014, the Company also completed the sale of a $3.6 million real estate parcel that had historically been earmarked for utilization as office space.

Liabilities.  Total liabilities increased $444.7 million during the year ended December 31, 2014.  Retail deposits (due to depositors) increased $152.6 million and FHLBNY advances increased $263.7 million during the period.  Please refer to "Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits and FHLBNY advances during the year ended December 31, 2014. Mortgagor escrow and other deposits grew $22.5 million during the year ended December 31, 2014 as a result of the growth in loans during the period.

Stockholders' Equity.  Stockholders' equity increased $24.2 million during the year ended December 31, 2014, due primarily to net income of $44.2 million, an aggregate increase to stockholders' equity of $3.4 million related to either expense amortization or income tax benefits associated with stock benefit plans, and $278,000 of stockholders' equity added from the exercise of stock options.  Partially offsetting these additions to stockholders' equity were $20.1 million in cash dividends paid during the period, and a $3.8 million increase in the accumulated other comprehensive loss component (a negative component) of stockholders' equity that resulted from the adverse impact of applying lower market discount rates in deriving the estimated unfunded balance of defined benefit plans at December 31, 2014 compared to December 31, 2013.
Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General.  Net income was $44.2 million during the year ended December 31, 2014, an increase of $698,000 from net income of $43.5 million during the year ended December 31, 2013.  During the comparative period, the provision for loan losses declined by $2.2 million, non-interest expense declined by $1.6 million, and non-interest income increased by $1.6 million.  Partially offsetting these additions to pre-tax income was a reduction of $4.0 million in net interest income. Income tax expense increased $783,000 during the comparative period as a result of higher pre-tax income.

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2014 and 2013 below should be read in conjunction with the tables presented on pages F-56 and F-57, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

The Company's net interest income and net interest margin during the years ended December 31, 2014 and 2013 were impacted by the following factors:

·
During the period January 1, 2009 through December 31, 2014, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

·
Increased marketplace competition and refinancing activity on real estate loans resulted in both an ongoing reduction in the average yield on real estate loans and uneven recognition of prepayment fee income.

      Interest Income.  Interest income was $173.0 million during the year ended December 31, 2014, a reduction of $2.5 million from the year ended December 31, 2013, primarily reflecting reductions of $2.4 million and $499,000 in interest income on real estate loans and MBS, respectively.  Prepayment and refinancing on real estate loans at reduced interest rates over the 24-month period ended December 31, 2014 lowered the Company's average yield on real estate loans by 49 basis points during the year ended December 31, 2014 compared to the year ended December 31, 2013.  Partially offsetting the decline in interest income on real estate loans attributable to the 49 basis point reduction in their average yield was an increase of $358.7 million in their average balance during the comparative period, reflecting both the repurchase of $225.6 million of real estate loans during the year ended December 31, 2014 and the implementation of a measured balance sheet growth strategy during the period January 1, 2013 through December 31, 2014.  The decline in interest income on MBS resulted from a reduction of $10.3 million in their average balance from the year ended December 31, 2013 to the year ended December 31, 2014, as a result of ongoing principal repayments.  During the period January 1, 2013 through December 31, 2014, purchases of MBS were limited, and were exceeded by principal repayments of existing MBS.  The average yield on MBS also declined 42 basis points during the year ended December 31, 2014 compared to the year ended December 31, 2013, as higher yielding MBS continued to amortize.

Interest Expense.  Interest expense increased $1.4 million, to $48.4 million, during the year ended December 31, 2014, from $47.0 million during the year ended December 31, 2013.  The increase resulted from growth in interest expense of $1.8 million on borrowed funds and $613,000 on money market deposits, which were partially offset by reductions in interest expense of $72,000 on savings deposits and $863,000 on CDs, during the comparative period.  The higher interest expense recognized on borrowed funds resulted from an increase of $277.4 million in their average balance from the year ended December 31, 2013 to the year ended December 31, 2014, as borrowings were utilized to fund a portion of the balance sheet growth experienced from January 1, 2013 to December 31, 2014.  The increased interest expense on money market deposits primarily reflected an increase of $31.0 million in their average balance during the year ended December 31, 2014 compared to the year ended December 31, 2013, as the Company's deposit gathering activities were focused primarily upon money market accounts during the year ended December 31, 2014.  The lower interest expense recognized on savings accounts and CDs reflected declines in their average cost of 2 basis points and 9 basis points, respectively, during the year ended December 31, 2014 compared to the year ended December 31, 2013, as a result of reductions in interest rates offered during the year ended December 31, 2014.  The reduction in interest expense on CDs also reflected a decline of $9.1 million in their average balance during the comparative period, as the Company did not elect to compete aggressively for these deposits during the year ended December 31, 2014, and experienced attrition in the promotional balances that matured during the period.
      Provision for Loan Losses.  The Company recognized a credit (negative provision) for loan losses of $1.9 million during the year ended December 31, 2014, compared to a provision of $369,000 during the year ended December 31, 2013.  The reduction reflected the improvement in the overall credit quality of the loan portfolio during 2014.  During the year ended December 31, 2014, the Company experienced a $978,000 decline in net charge-offs recognized.

Non-Interest Income.  Total non-interest income increased $1.6 million from the year ended December 31, 2013 to the year ended December 31, 2014, due primarily to an increase of $752,000 in mortgage banking income and additional net gains of $1.2 million on securities and other assets recognized during the year ended December 31, 2014.  The increase in mortgage banking income reflected primarily a credit of $1.0 million recognized during the year ended December 31, 2014 to eliminate the liability in relation to the First Loss Position compared to $305,000 in 2013.  The additional $1.2 million of gains recognized on securities and other assets were generated primarily from non-recurring sales of equity investments and a real estate parcel.  These increases were partially offset by reductions of income on the following items during the year ended December 31, 2014 compared to the year ended December 31, 2013: (i) $166,000 in rental income due to the sale of a real estate parcel that generated rental income; and (ii) $228,000 in administrative loan servicing fees recognized.

Non-Interest Expense.  Non-interest expense was $61.1 million during the year ended December 31, 2014, a reduction of $1.6 million from $62.7 million during the year ended December 31, 2013, reflecting both a reduction of $1.9 million in compensation and employee benefits expense and a $180,000 write down of OREO that was recognized in non-interest expense during the year ended December 31, 2013.  The reduction in compensation and employee benefits expense resulted primarily from both a reduction in projected executive compensation for the year ending December 31, 2014 (mainly attributable to the performance of the Holding Company's common stock during the period January 1, 2014 to December 31, 2014), as well as lower actuarial expenses associated with several defined benefit plans.

Non-interest expense was 1.42% of average assets during the year ended December 31, 2014, compared to 1.57% during the year ended December 31, 2013, reflecting both the reduction in non-interest expense and an increase of $311.3 million in average assets from the year ended December 31, 2013 to the year ended December 31, 2014.  Partially offsetting these declines were additional FDIC insurance costs of $200,000 and promotional activity expenses of $830,000 recognized during the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increased FDIC insurance expense reflected higher average assets during the year ended December 31, 2014, and the additional promotional expenses related to the recognition of the Bank's 150th anniversary.

Income Tax Expense.   Income tax expense was $30.1 million during the year ended December 31, 2014, up from $29.3 million during the year ended December 31, 2013, due primarily to an additional $1.5 million of pre-tax earnings recorded during the year ended December 31, 2014.  The Company's consolidated tax rate was 40.5% during the year ended December 31, 2014, compared to 40.3% during the year ended December 31, 2013.  Adjustments from the filing of previous period tax returns had a slightly more favorable impact upon the effective tax rate for the year ended December 31, 2013 compared to the year ended December 31, 2014.  Otherwise, the Company's normalized effective tax rate approximated 41.0% during the years ended both December 31, 2014 and 2013.

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

Net Interest Income.  The discussion of net interest income for the years ended December 31, 2013 and 2012 presented below should be read in conjunction with the tables presented on pages F-56 and F-57, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.
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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's consolidated financial statements that commence on page F-68.

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

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company engaged in no hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2014 or 2013.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.  Trading securities owned by the Company were nominal at December 31, 2014 and 2013.
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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 95% of multifamily residential loans originated by the Bank during the year ended December 31, 2014 and approximately 86% of multifamily residential loans originated by the Bank during the year ended December 31, 2013 were adjustable rate, with repricing typically occurring after five or seven years.  In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, with repricing terms generally of three years or less.  At December 31, 2014, adjustable-rate real estate and consumer loans totaled $2.98 billion, or 66.4% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $18.5 million, or 0.4% of total assets.  At December 31, 2013, adjustable-rate real estate and consumer loans totaled $2.64 billion, or 65.6% of total assets, and adjustable-rate investment securities (CMOs, REMICs, MBS issued by GSEs and other securities) totaled $22.6 million, or 0.6% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2014 were $1.73 billion, or 65.0% of total deposits. The balance of CDs as of December 31, 2014 was $926.3 million, or 35.0% of total deposits, of which $504.9 million, or 54.5%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2014 was 19.8 months, compared to 18.7 months at December 31, 2013.  During the years ended December 31, 2014 and 2013, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.57 billion at December 31, 2014.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2014, the Bank had outstanding advances of $1.17 billion from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio.  Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

At December 31, 2014, the Company had $140.0 million of callable borrowings outstanding, with a weighted average maturity of 2.3 years.  Since the weighted average cost of these $140.0 million of borrowings was 4.04% as of December 31, 2014 (significantly above current market rates), they are not anticipated to be called in the near term.

The Bank is also eligible to participate in the CDARS, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2014, deposits taken through this program totaled $4.6 million.

The Bank is authorized to accept brokered deposits up to an aggregate limit of $120.0 million.  At December 31, 2014 and 2013, total brokered deposits were limited to the $4.6 million of purchased CDARS deposits.

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

The analysis that follows presents, as of December 31, 2014 and 2013, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both December 31, 2014 and December 31, 2013.

	At December 31, 2014			At December 31, 2013
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
	(Dollars in Thousands)
Rate Shock Scenario
+ 200 Basis Points	$498,138	$(49,201)	-9.0%	$445,618	$(56,896)	-11.3%
Pre-Shock Scenario	547,339	-	-	502,514	-	-

The Pre-Shock Scenario EVE was $547.3 million at December 31, 2014, compared to $502.5 million at December 31, 2013.  The increase resulted from more favorable valuations ascribed to the Bank's real estate portfolio due to both a decline in market lending rates from December 31, 2013 to December 31, 2014 and growth in the Bank's real estate portfolio during the nine months ended December 31, 2014 from purchased loans carrying above market interest rates.  Partially offsetting these increases was a less favorable valuation on core deposits resulting from a change in the projected re-pricing schedule for various money market accounts.

The Bank's EVE in the +200 basis point Rate Shock Scenario increased from $445.6 million at December 31, 2013 to $498.1 million at December 31, 2014. The more favorable valuation at December 31, 2014 resulted primarily from an increase in the value of the Bank's real estate loans as discussed in the Pre-Shock Scenario EVE Scenario above.  The percentage change in the EVE from the Pre-Shock Scenario to the +200 basis point Rate Shock Scenario decreased from 11.3% at December 31, 2013 to 9.0% at December 31, 2014.  This reduction resulted from lower comparative sensitivity on real estate loans and borrowings at December 31, 2014 than December 31, 2013.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the

Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending December 31, 2015 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(11.9)%
+ 100 Basis Points	(6.5)
-100 Basis Points	5.0

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-67.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness as of December 31, 2014, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

    The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework (2013 Framework)."  Based upon its assessment, management believes that, as of December 31, 2014, the Company's internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included on page F-68.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2015 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2014, and is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)Financial Statements

See index to Consolidated Financial Statements on page F-67.

(2)Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Part II - Item 8.  Financial Statements and Supplementary Data."

(3)Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-119 and F-120.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2015.

                                                      DIME COMMUNITY BANCSHARES, INC.

                                                      By: /s/ VINCENT F. PALAGIANO
                                                      Vincent F. Palagiano
                                                      Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

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
Brooklyn, New York

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014.  We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

New York, New York
March 16, 2015

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$78,187	$45,777
Federal funds sold and other short-term investments	250	-
Total cash and cash equivalents	78,437	45,777
Investment securities held-to-maturity (estimated fair value of $6,315, and $5,163 at December 31, 2014 and December 31, 2013, respectively) (Fully unencumbered)	5,367	5,341
Investment securities available-for-sale, at fair value (Fully unencumbered)	3,806	18,649
Mortgage-backed securities ("MBS") available-for-sale, at fair value (Fully unencumbered)	26,409	31,543
Trading securities	8,559	6,822
Loans:
Real estate, net	4,117,411	3,697,380
Consumer loans	1,829	2,139
Less allowance for loan losses	(18,493)	(20,153)
Total loans, net	4,100,747	3,679,366
Premises and fixed assets, net	25,065	26,077
Premises held for sale	-	3,624
Federal Home Loan Bank of New York ("FHLBNY") capital stock	58,407	48,051
Other real estate owned ("OREO")	18	18
Bank Owned Life Insurance ("BOLI")	82,614	55,871
Goodwill	55,638	55,638
Other assets	52,040	51,413
Total Assets	$4,497,107	$4,028,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,472,199	$2,332,689
Non-interest bearing deposits	187,593	174,457
Total deposits	2,659,792	2,507,146
Escrow and other deposits	91,921	69,404
FHLBNY advances	1,173,725	910,000
Trust Preferred securities payable	70,680	70,680
Other liabilities	41,264	35,454
Total Liabilities	$4,037,382	$3,592,684
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2014 and December 31, 2013)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 52,871,443 shares and 52,854,483 shares issued at December 31, 2014 and December 31, 2013, respectively, and 36,855,019 shares and 36,712,951 shares outstanding at December 31, 2014 and December 31, 2013, respectively)	529	528
Additional paid-in capital	254,358	252,253
Retained earnings	427,126	402,986
Accumulated other comprehensive loss, net of deferred taxes	(8,547)	(4,759)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,545)	(2,776)
Unearned Restricted Stock Award common stock	(3,066)	(3,193)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,164)	(9,013)
Treasury stock, at cost (16,016,424 shares and 16,141,532 shares at December 31, 2014 and December 31, 2013, respectively)	(198,966)	(200,520)
Total Stockholders' Equity	$459,725	$435,506
Total Liabilities And Stockholders' Equity	$4,497,107	$4,028,190
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
	Year Ended December 31,
	2014	2013	2012
Interest income:
Loans secured by real estate	$169,208	$171,594	$189,149
Other loans	105	101	104
MBS	914	1,413	3,025
Investment securities	560	503	1,263
Federal funds sold and other short-term investments	2,165	1,845	2,413
Total interest income	172,952	175,456	195,954
Interest expense:
Deposits and escrow	19,591	19,927	21,779
Borrowed funds	28,825	27,042	64,333
Total interest expense	48,416	46,969	86,112
Net interest income	124,536	128,487	109,842
Provision (credit) for loan losses	(1,872)	369	3,921
Net interest income after provision for loan losses	126,408	128,118	105,921
Non-interest income:
Total other than temporary impairment ("OTTI") losses	-	-	(187)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	-	-	6
Net OTTI recognized in earnings	-	-	(181)
Service charges and other fees	3,191	3,459	3,445
Mortgage banking income	1,225	473	1,768
Net gain on securities (1)	952	375	1,135
Net (loss) gain on the disposal of other assets	649	(21)	13,726
Income from BOLI	1,743	1,672	1,689
Other	1,278	1,505	2,267
Total non-interest income	9,038	7,463	23,849
Non-interest expense:
Salaries and employee benefits	32,462	34,336	33,805
Stock benefit plan compensation expense	3,817	3,957	3,842
Occupancy and equipment	10,177	10,451	10,052
Data processing costs	3,595	3,565	3,026
Advertising and marketing	1,922	1,109	1,554
Federal deposit insurance premiums	2,151	1,951	2,057
Provision for losses on OREO	-	180	-
Other	6,952	7,143	8,236
Total non-interest expense	61,076	62,692	62,572
Income before income taxes	74,370	72,889	67,198
Income tax expense	30,124	29,341	26,890
Net income	$44,246	$43,548	$40,308
Earnings per Share:
Basic	$1.23	$1.24	$1.18
Diluted	$1.23	$1.23	$1.17
(1) Amount includes periodic valuation gains or losses on trading securities.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net Income	$44,246	$43,548	$40,308
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax of $(29), $(122) and $(91) during the years ended December 31, 2014, 2013 and 2012, respectively	36	149	111
Non-credit component of OTTI charge recognized during the period, net of tax benefit of $3 during the year ended December 31, 2012	-	-	(3)
Reduction in non-credit component of OTTI, net of taxes of $(16), $(16) and $(137) during the years ended December 31, 2014, 2013 and 2012, respectively	16	16	165
Reclassification adjustment for securities sold during the period, net of tax benefit of $450, $50 and $461 during the years ended December 31, 2014, 2013 and 2012, respectively (reclassified from net gain on securities)	(547)	(60)	(561)
Net unrealized securities gain (loss) arising during the period, net of deferred tax (expense) benefit of $29, $(162) and $1,102 during the years ended December 31, 2014, 2013 and 2012, respectively	(36)	201	(1,339)
Change in pension and other postretirement obligations, net of deferred tax (expense) benefit of $2,685, $(3,765) and $(1,395) during the years ended December 31, 2014, 2013 and 2012, respectively	(3,257)	4,575	1,696
Total other comprehensive income (loss), net of tax	(3,788)	4,881	69
Comprehensive Income	$40,458	$48,429	$40,377
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands except share amounts)
	Year Ended December 31,
	2014	2013	2012
Common Stock:
Balance at beginning of period	$528	$520	$516
Shares issued in exercise of options (16,960 shares, 833,334 shares and 455,051 shares during the years ended December 31, 2014, 2013, and 2012, respectively)	1	8	4
Balance at end of period	529	528	520
Additional Paid-in Capital:
Balance at beginning of period	252,253	239,041	231,521
Stock options exercised	277	11,220	5,604
Excess tax benefit of stock benefit plans	71	292	389
Amortization of excess fair value over cost – ESOP stock and stock option expense	1,111	1,176	1,168
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares (125,108 shares,165,348 shares and 150,173 shares during the years ended December 31, 2014, 2013, and 2012, respectively)	646	524	359
Balance at end of period	254,358	252,253	239,041
Retained Earnings:
Balance at beginning of period	402,986	379,166	358,079
Net income for the period	44,246	43,548	40,308
Cash dividends declared and paid	(20,106)	(19,728)	(19,221)
Balance at end of period	427,126	402,986	379,166
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(4,759)	(9,640)	(9,709)
Other comprehensive income (loss) recognized during the period, net of tax	(3,788)	4,881	69
Balance at end of period	(8,547)	(4,759)	(9,640)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(2,776)	(3,007)	(3,239)
Amortization of earned portion of ESOP stock	231	231	232
Balance at end of period	(2,545)	(2,776)	(3,007)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,193)	(3,122)	(3,037)
Amortization of earned portion of restricted stock awards	1,976	2,011	1,842
Release from treasury stock for award shares, net of return of shares to treasury for forfeited shares	(1,849)	(2,082)	(1,927)
Balance at end of period	(3,066)	(3,193)	(3,122)
Common Stock Held by BMP:
Balance at beginning of period	(9,013)	(8,800)	(8,655)
Release from treasury stock for award shares	(151)	(213)	(145)
Balance at end of period	(9,164)	(9,013)	(8,800)
Treasury Stock, at cost:
Balance at beginning of period	(200,520)	(202,584)	(204,442)
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	1,554	2,064	1,858
Balance at end of period	(198,966)	(200,520)	(202,584)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$459,725	$435,506	$391,574

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$44,246	$43,548	$40,308
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on the sales of investment securities and MBS available-for-sale	(997)	(110)	(1,022)
Net gain recognized on trading securities	(13)	(265)	(113)
Net gain on sale of loans held for sale	(27)	(13)	(68)
Net (loss) gain on the disposal of other assets	(649)	21	(13,726)
Loss on debt extinguishment	-	-	28,772
Net depreciation, amortization and accretion	2,641	2,834	2,880
Stock plan compensation expense (excluding ESOP)	2,087	2,205	2,164
ESOP compensation expense	1,230	1,213	1,078
Provision (credit) for loan losses	(1,872)	369	3,921
Provision for losses on OREO	-	180	-
Credit to reduce the liability for loans sold with recourse	(1,040)	(305)	(1,286)
Net OTTI recognized in earnings	-	-	181
Increase in cash surrender value of BOLI	(1,743)	(1,672)	(1,689)
Deferred income tax expense (credit)	771	(940)	(2,068)
Excess tax benefit of stock benefit plans	(71)	(292)	(389)
Changes in assets and liabilities:
Originations of loans held for sale during the period	-	(1,621)	(32,665)
Proceeds from sales of loans held for sale	-	2,194	36,755
(Increase) Decrease in other assets	(2,873)	8,168	6,009
Increase in other liabilities	5,573	5,637	3,663
Net cash provided by Operating Activities	47,263	61,151	72,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	88	949	983
Proceeds from maturities and calls of investment securities available-for-sale	15,000	14,750	200,320
Proceeds from sales of investment securities available-for-sale	3,780	366	22,415
Proceeds from sales of MBS available-for-sale	-	-	21,949
Proceeds from sales of trading securities	7,115	131	171
Purchases of investment securities available-for-sale	(3,884)	(458)	(80,153)
Purchases of MBS available-for-sale	(875)	-	(23,186)
Acquisition of trading securities	(8,839)	(1,814)	(3,158)
Principal collected on MBS available-for-sale	5,863	17,372	42,822
Purchase of BOLI	(25,000)	-	-
Purchases of loans	(225,604)	(52,031)	(30,425)
Proceeds from sale of portfolio loans	16,892	5,893	30,906
Net increase in loans	(210,770)	(149,122)	(50,609)
Proceeds from the sale of OREO and real estate property owned	-	564	-
Proceeds from the sale of fixed assets	4,273	-	17,477
Purchases of fixed assets	(1,618)	(1,963)	(4,422)
(Purchase) Redemption of FHLBNY capital stock	(10,356)	(3,040)	4,478
Net cash provided by (used in) Investing Activities	(433,935)	(168,403)	149,568
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	152,646	27,717	135,728
Increase (Decrease) in escrow and other deposits	22,517	(13,349)	10,941
Repayments of FHLBNY advances	(1,224,500)	(218,500)	(172,275)
Proceeds from FHLBNY advances	1,488,225	286,000	75,000
Repayments of securities sold under agreements to repurchase ("REPOS")	-	-	(195,000)
Prepayment penalty on debt	-	-	(28,772)
Proceeds from exercise of stock options	278	11,228	5,608
Excess tax benefit of stock benefit plans	71	292	389
Equity award distribution	201	293	145
Cash dividends paid to stockholders	(20,106)	(19,728)	(19,221)
Net cash (used in) provided by Financing Activities	419,332	73,953	(187,457)
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	32,660	(33,299)	34,816
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,777	79,076	44,260
CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,437	$45,777	$79,076
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$29,035	$29,858	$26,913
Cash paid for interest	48,329	47,155	87,281
Loans transferred to OREO	-	783	-
Loans transferred to held for sale	16,865	7,514	65,131
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	65	271	202
Net increase (decrease) in non-credit component of OTTI	(32)	(32)	296
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2014, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $70,680 trust preferred securities payable maturing in 2034, and currently callable.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries (with the exception of its special purpose entity, Dime Community Capital Trust I), and the Bank and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Investment Securities and MBS - Debt securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or trading. Equity securities and mutual fund investments (fixed income or equity in nature) are classified as either available-for-sale or trading securities and carried at fair value.  Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  While the Holding Company had a small portfolio of mutual fund investments designated as trading at both December 31, 2014 and December 31, 2013, neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities.

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

Loans - Loans that the Bank has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of unearned fees or costs, unamortized premiums and the allowance for loan losses.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.  Past due status is based upon the contractual terms of the loan.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays or shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan's pre-modification rate for some of the performing troubled debt restructurings ("TDRs").  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral property or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

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

Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.  All multifamily residential, mixed use, commercial real estate and construction loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all condominium or cooperative apartment and one- to four-family residential loans with balances greater than the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area ("FNMA Limits") that are deemed to meet the definition of impaired are individually evaluated for impairment.   Loans for which the terms have been modified in a manner that meets the criteria of a TDR are deemed to be impaired and individually evaluated for impairment.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral property or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has defaulted, the likely realizable net proceeds from either a note sale or the liquidation of collateral is generally considered when measuring impairment.

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

Reserve Liability For the First Loss Position on Multifamily Loans Sold to FNMA.  As of December 31, 2013, the Bank serviced a pool of multifamily loans sold to FNMA.  Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  A reserve liability was recorded in other liabilities related to the First Loss Position.  The off balance sheet contingent liability and reserve liability were both extinguished during the year ended December 31, 2014.  Please refer to Note 6 for further discussion of this reserve liability.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or net realizable proceeds.  Multifamily residential and mixed-use loans sold are generally sold with servicing rights retained.  During the years ended December 31, 2014, 2013 and 2012, the Bank re-classified certain problematic loans for which it had an executed pending note sale agreement as held for sale.  Such loans are carried at their expected net realizable proceeds.

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

Accounting for Goodwill and Other Intangible Assets – An impairment test is required to be performed at least annually for goodwill acquired in a business combination. The Company performs impairment tests of goodwill as of December 31st of each year.  As of December 31, 2014 and 2013, the Company concluded that no impairment of goodwill existed.  As of both December 31, 2014 and 2013, the Company had goodwill totaling $55,638.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to tax matters in income tax expense.  The Company had no uncertain tax positions at December 31, 2014 or 2013.

Employee Benefits – The Bank maintains The Dime Savings Bank of Williamsburgh 401(k) Plan [the "401(k) Plan"] for substantially all of its employees, and the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), both of which are tax qualified under the Internal Revenue Code.

The Bank also maintains the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Benefit Plan"), providing additional postretirement benefits to certain retirees, which requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services, a Retirement Plan for its outside Directors, (the "Director Retirement Plan"), and the BMP that provides additional benefits to certain of its officers.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net Income per the Consolidated Statements of Operations	$44,246	$43,548	$40,308
Less: Dividends paid on earnings allocated to participating securities	(168)	(180)	(184)
Income attributable to common stock	$44,078	$43,368	$40,124
Weighted average common shares outstanding, including participating securities	36,174,962	35,507,765	34,623,287
Less: weighted average participating securities	(301,785)	(320,566)	(327,326)
Weighted average common shares outstanding	35,873,177	35,187,199	34,295,961
Basic EPS	$1.23	$1.24	$1.18
Income attributable to common stock	$44,078	$43,368	$40,124
Weighted average common shares outstanding	35,873,177	35,187,199	34,295,961
Weighted average common equivalent shares outstanding	75,339	119,073	68,492
Weighted average common and equivalent shares outstanding	35,948,516	35,306,272	34,364,453
Diluted EPS	$1.23	$1.23	$1.17

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding options.

There were approximately 293,272, 901,037 and 1,279,708 weighted average options for the years ended December 31, 2014, 2013, and 2012, respectively, that were not considered in the calculation of diluted EPS since the sum of their exercise price and unrecognized compensation cost exceeded the average market value during the relevant period.

Comprehensive Income - Comprehensive income for the years ended December 31, 2014, 2013 and 2012 included changes in the unrealized gain or loss on available-for-sale securities, changes in the unfunded status of defined benefit plans, the non-credit component of OTTI, and a transfer loss related to securities transferred from available-for-sale to held-to-maturity.  Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

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

For the years ended December 31, 2014, 2013 and 2012, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

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

The aggregate balance of these liquidation accounts was $11,522 and $13,785 at December 31, 2014 and 2013, respectively.

The Holding Company may not declare or pay cash dividends on, or repurchase any of its, shares of common stock if the effect thereof would cause stockholders' equity to be reduced below either applicable regulatory capital maintenance requirements, or the amount of the liquidation account, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

3.   OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net gain on securities in the accompanying consolidated statements of operations.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Year Ended December 31, 2014
Securities held-to-maturity and transferred securities
Change in non-credit component of OTTI	$32	$16	$16
Change in unrealized loss on securities transferred to held to maturity	65	29	36
Total securities held-to-maturity and transferred securities	97	45	52
Securities available-for-sale
Reclassification adjustment for net gains included in net gain on securities	(997)	(450)	(547)
Change in net unrealized gain during the period	(65)	(29)	(36)
Total securities available-for-sale	(1,062)	(479)	(583)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	1,044	468	576
Change in the net actuarial gain or loss	(6,986)	(3,153)	(3,833)
Total defined benefit plans	(5,942)	(2,685)	(3,257)
Total other comprehensive income	$(6,907)	$(3,119)	$(3,788)
Year Ended December 31, 2013
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$32	$16	$16
Change in unrealized loss on securities transferred to held to maturity	271	122	149
Total securities held-to-maturity and transferred securities	303	138	165
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain on securities	(110)	(50)	(60)
Change in net unrealized gain during the period	363	162	201
Total securities available-for-sale	253	112	141
Defined benefit plans:
Reclassification adjustment for expense included in in salaries and employee benefits expense	2,396	1,082	1,314
Change in the net actuarial gain or loss	5,944	2,683	3,261
Total defined benefit plans	8,340	3,765	4,575
Total other comprehensive income	$8,896	$4,015	$4,881
Year Ended December 31, 2012
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$296	$134	$162
Change in unrealized loss on securities transferred to held to maturity	202	91	111
Total securities held-to-maturity and transferred securities	498	225	273
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain on securities	(1,022)	(461)	(561)
Change in net unrealized gain during the period	(2,441)	(1,102)	(1,339)
Total securities available-for-sale	(3,463)	(1,563)	(1,900)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	2,166	978	1,188
Change in the net actuarial gain or loss	925	417	508
Total defined benefit plans	3,091	1,395	1,696
Total other comprehensive income	$126	$57	$69

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2014	$(878)	$1,319	$(5,200)	$(4,759)
Other comprehensive income (loss) before reclassifications	52	(36)	(3,833)	(3,817)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(547)	576	29
Net other comprehensive income (loss) during the period	52	(583)	(3,257)	(3,788)
Balance as of December 31, 2014	$(826)	$736	$(8,457)	$(8,547)

Balance as of January 1, 2013	$(1,043)	$1,178	$(9,775)	$(9,640)
Other comprehensive income before reclassifications	165	201	3,261	3,627
Amounts reclassified from accumulated other comprehensive income (loss)	-	(60)	1,314	1,254
Net other comprehensive income during the period	165	141	4,575	4,881
Balance as of December 31, 2013	$(878)	$1,319	$(5,200)	$(4,759)

4.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

At December 31, 2014 and 2013, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

The following is a summary of major categories of securities owned by the Company excluding trading securities at December 31, 2014:
	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$15,815	$5,367	$1,119	$(171)	$6,315
Available-for-sale securities:
Investment securities
Registered Mutual Funds	3,860	3,860	-	(124)	3,736
Agency notes	70	70	-	-	70
MBS
Pass-through MBS issued by Government Sponsored Entities ("GSEs")	24,154	24,154	1,453	-	25,607
Private issuer pass through MBS	449	449	6	-	455
Private issuer collateralized mortgage obligations ("CMOs")	343	343	4	-	347
(1)  Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $932 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at December 31, 2013:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
TRUPS	$15,885	$5,341	$118	$(296)	$5,163
Available-for-sale securities:
Investment securities
Registered Mutual Funds	2,866	2,760	815	(17)	3,558
Agency notes	15,070	15,070	21	-	15,091
MBS
Pass-through MBS issued by GSEs	28,407	28,407	1,552	-	29,959
CMOs issued by GSEs	319	319	2	-	321
Private issuer pass through MBS	662	662	18	-	680
Private issuer CMOs	574	574	9	-	583
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

At December 31, 2014, the agency note investments in the table above had contractual maturities as follows:

	Amortized Cost	Estimated Fair Value
Due after one year through three years	$70	$70
TOTAL	$70	$70

The held-to-maturity TRUPS had a weighted average term to maturity of 20.0 years at December 31, 2014.  At December 31, 2014, MBS available-for-sale (which included pass-through MBS issued by GSEs, CMOs issued by GSEs, one private issuer pass through MBS and one private issuer CMO) possessed a weighted average contractual maturity of 16.8 years and a weighted average estimated duration of 1.1 years.  There were no sales of investment securities held-to-maturity during the years ended December 31, 2014, 2013 or 2012.

During the year ended December 31, 2014, gross proceeds from the sales of investment securities available-for-sale totaled $3,780.  A gross gain of $997 was recognized on these sales and there were no gross recognized losses.  During the year ended December 31, 2013, gross proceeds from the sales of investment securities available-for-sale totaled $366.  A gross gain of $110 was recognized on these sales and there were no gross recognized losses.  During the year ended December 31, 2012, gross proceeds from the sales of investment securities available-for-sale totaled $22,415.  A gross gain of $941 was recognized on these sales.

During the year ended December 31, 2012, gross proceeds on the sales of MBS available-for-sale totaled $21,949.  A gross gain of $81 was recognized on these sales and there were no gross recognized losses.  There were no sales of MBS available-for-sale during the years ended December 31, 2014 and 2013.

Tax provisions related to the gains on sales of investment securities and MBS available-for-sale recognized during the years ended December 31, 2014, 2013 and 2012 are disclosed in the consolidated statements of comprehensive income.

On September 1, 2008, the Bank transferred eight TRUPS (i.e., investment securities primarily secured by the preferred debt obligations of a pool of U.S. banks with a small portion secured by debt obligations of insurance companies) with an amortized cost of $19,922 from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold them to maturity was consistent with its initial investment decision.  On the date of transfer, the unrealized loss of $8,420 on these securities continued to be recognized as a component of accumulated other comprehensive loss within the Company's consolidated stockholders' equity (net of income tax benefit), and was expected to be amortized over the remaining average life of the securities, which approximated 21.1 years on a weighted average basis.  Activity related to this transfer loss was as follows:

	For the Year Ended December 31,
	2014	2013
Cumulative balance at the beginning of the period	$997	$1,268
Amortization	(65)	(271)
Cumulative balance at end of the period	$932	$997

As of each reporting period through December 31, 2014, the Company has applied the protocol established by ASC 320-10-65 ("ASC 320-10-65") in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of December 31, 2014, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At December 31, 2014, these five securities had credit ratings ranging from "C" to "A1."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Year Ended December 31, 2014
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,945	$601	$9,546
Amortization of previously recognized OTTI	-	(32)	(32)
Cumulative pre-tax balance at end of the period	$8,945	$569	$9,514

	At or for the Year Ended December 31, 2013			At or for the Year Ended December 31, 2012
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,945	$634	$9,579	$8,974	$930	$9,904
OTTI recognized during the period	-	-	-	181	6	187
Reductions and transfers to credit-related OTTI	-	-	-	-	(181)	(181)
Amortization of previously recognized OTTI	-	(33)	(33)	(210)	(121)	(331)
Cumulative pre-tax balance at end of the period	$8,945	$601	$9,546	$8,945	$634	$9,579

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's registered mutual funds:

	At or For the Year Ended December 31,
	2014	2013	2012
Cumulative balance at the beginning of the period	$106	$348	$1,425
Reduction of OTTI for securities sold during the period	(106)	(242)	(1,077)
Cumulative balance at end of the period	$-	$106	$348

The following table summarizes the gross unrealized losses and fair value of investment securities as of December 31, 2014, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,571	$163	$2,571	$163
Available-for-Sale Securities:
Registered Mutual Funds	3,736	124	-	-	3,736	124

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At December 31, 2014, impairment of two TRUPS was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

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

The following table summarizes the gross unrealized losses and fair value of investment securities as of December 31, 2013, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$5,163	$1,775	$5,163	$1,775
Available-for-Sale Securities:
Registered Mutual Funds	536	17	-	-	536	17

5.   LOANS RECEIVABLE AND CREDIT QUALITY

Loans are reported at the principal amount outstanding (as adjusted for any amounts charged-off), net of unearned fees or costs, unamortized premiums and the allowance for loan losses.  Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

The Bank paid an aggregate premium of $13,163 on real estate loans repurchased during the year ended December 31, 2014.  The premium will be amortized as an adjustment to interest income throughout the remaining estimated life of the loans.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit structure, loan documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all non-homogeneous loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but fifty percent or more of such income is generated from the residential units), mixed use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but over fifty percent of such income is generated from the commercial units), commercial real estate and construction and land acquisition loans, as well as one-to four family residential and cooperative and condominium  apartment loans with balances in excess of the FNMA Limits that are deemed to meet the definition of impaired.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

At December 31, 2013, the Bank had a portion of one commercial mixed use real estate loan classified as doubtful, with a full reserve applied against the balance deemed doubtful.  Due to favorable events occurring during the year ended December 31, 2014, the Bank upgraded the entire loan balance to substandard as of December 31, 2014.

All real estate loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both December 31, 2014 and December 31, 2013.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at December 31, 2014
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$9,091	$-	$-	$-	$-	$9,091
Pass	60,764	3,271,430	317,718	391,227	-	4,041,139
Special Mention	1,370	20,738	4,944	6,431	-	33,483
Substandard	2,275	6,280	6,005	19,138	-	33,698
Doubtful	-	-	-	-	-	-
Total	$73,500	$3,298,448	$328,667	$416,796	$-	$4,117,411
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at December 31, 2014	Balance at December 31, 2013
Performing	$1,825	$2,136
Non-accrual	4	3
Total	$1,829	$2,139

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At December 31, 2014
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$240	$-	$-	$1,310	$1,550	$71,950	$73,500
Multifamily residential and residential mixed use	1,187	-	2,922	167	4,276	3,294,172	3,298,448
Commercial mixed use real estate	-	-	411	-	411	328,256	328,667
Commercial real estate	-	-	-	4,717	4,717	412,079	416,796
Construction	-	-	-	-	-	-	-
Total real estate	$1,427	$-	$3,333	$6,194	$10,954	$4,106,457	$4,117,411
Consumer	$2	$-	$-	$4	$6	$1,823	$1,829
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2014.

At December 31, 2013
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$143	$302	$-	$1,242	$1,687	$72,269	$73,956
Multifamily residential and residential mixed use	744	-	1,031	1,197	2,972	2,919,578	2,922,550
Commercial mixed use real estate	-	-	-	4,400	4,400	371,510	375,910
Commercial real estate	404	-	-	5,707	6,111	318,585	324,696
Construction	-	-	-	-	-	268	268
Total real estate	$1,291	$302	$1,031	$12,546	$15,170	$3,682,210	$3,697,380
Consumer	$6	$4	$-	$3	$13	$2,126	$2,139
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2013.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on eight real estate loans with an aggregate outstanding balance of $3,333 at December 31, 2014, and five real estate loans with an aggregate outstanding balance of $1,031 at December 31, 2013, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

TDRs

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of December 31, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	2	$605	3	$934
Multifamily residential and residential mixed use	4	1,105	4	1,148
Commercial mixed use real estate	1	4,400	-	-
Commercial real estate	4	13,707	5	22,245
Total real estate	11	$19,817	12	$24,327

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of December 31, 2014		As of December 31, 2013
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	11	$19,817	12	$24,327
TDRs on accrual status at period end	9	15,100	10	18,620
TDRs on non-accrual status at period end	2	4,717	2	5,707

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank's policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-

accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy and agency regulations.

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both December 31, 2014 and December 31, 2013.

The following table summarizes activity related to TDRs for the periods indicated:

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Commercial mixed use real estate	1	$4,400	$4,400	-	-	-
Commercial real estate	1	3,500	3,500	-	-	-
TOTAL	2	$7,900	$7,900	-	-	-

The Bank's allowance for loan losses at December 31, 2014 reflected $19 of allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2013 reflected $451 of allocated reserve associated with TDRs.  During the year ended December 31, 2014, one TDR was fully satisfied in accordance with its contractual terms.  The allocated reserve associated with this loan was thus eliminated, and accounted for the great majority of the reduction in the allocated reserves associated with TDRs from December 31, 2013 to December 31, 2014.  Otherwise, activity related to reserves associated with TDRs was immaterial during the years ended December 31, 2014 and 2013.

As of December 31, 2014 and December 31, 2013, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the years ended December 31, 2014 and 2013 (thus no significant impact to the allowance for loan losses during those periods).

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

Delinquent Serviced Loans Subject to the First Loss Position

Until February 20, 2014, the Bank serviced a pool of multifamily loans that it sold to FNMA, and retained the First Loss Position.  This pool of loans was re-acquired on February 20, 2014, and the First Loss Position was extinguished.  At December 31, 2013, delinquencies within this pool of loans were immaterial.  On February 20, 2014, all of the loans in the repurchased pool were performing.  Any delinquencies related to these loans as of December 31, 2014 are reported in the table on page F-85.

Please refer to Notes 6 for further discussion of these loans.

6.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Consumer loans were evaluated in aggregate as of both December 31, 2014 and December 31, 2013.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at both December 31, 2014 and December 31, 2013.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both December 31, 2014 and December 31, 2013, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at December 31, 2014 and December 31, 2013.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $371 at December 31, 2014 and $53 at December 31, 2013.  The increase resulted from both growth of $12,755 in the balance of such loans from December 31, 2013 to December 31, 2014, as well as the application of a higher expected loss percentage on these loans at December 31, 2014 compared to December 31, 2013 from the consideration of additional minor components that commenced on January 1, 2014.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both December 31, 2014 and December 31, 2013, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at December 31, 2014 and December 31, 2013.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans increased from $185 at December 31, 2013 to $228 at December 31, 2014, due the application of a higher loss percentage on these loans at December 31, 2014 compared to December 31, 2013 from the consideration of additional minor components that commenced on January 1, 2014.

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

(ii) Economic conditions - At both December 31, 2014 and December 31, 2013, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Year Ended December 31, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24
Provision (credit) for loan losses	(164)	(76)	(1,710)	72	(3)	(1,881)	9
Charge-offs	(46)	(87)	(30)	(306)	-	(469)	(9)
Recoveries	124	175	381	10	-	690	-
Ending balance	$150	$13,852	$1,644	$2,823	$-	$18,469	$24

Ending balance – loans individually evaluated for impairment	$605	$1,272	$4,400	$13,707	$-	$19,984	$-
Ending balance – loans collectively evaluated for impairment	72,895	3,297,176	324,267	403,089	-	4,097,427	1,829
Allowance balance associated with loans individually evaluated for impairment	-	-	-	19	-	19	-
Allowance balance associated with loans collectively evaluated for impairment	150	13,852	1,644	2,804	-	18,450	24

At or for the Year Ended December 31, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27
Provision (credit) for loan losses	(187)	10	891	(342)	(21)	351	18
Charge-offs	(117)	(504)	(391)	(9)	-	(1,021)	(21)
Recoveries	196	35	29	16	-	276	-
Ending balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24

Ending balance – loans individually evaluated for impairment	$1,199	$2,345	$4,400	$22,245	$-	$30,189	$-
Ending balance – loans collectively evaluated for impairment	72,757	2,920,205	371,510	302,451	268	3,667,191	2,139
Allowance balance associated with loans individually evaluated for impairment	-	-	1,320	451	-	1,771	-
Allowance balance associated with loans collectively evaluated for impairment	236	13,840	1,683	2,596	3	18,358	24

At or for the Year Ended December 31, 2012
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$480	$14,313	$1,528	$3,783	$124	$20,228	$26
Provision (credit) for loan losses	624	1,583	1,744	56	(97)	3,910	11
Charge-offs	(777)	(2,478)	(821)	(521)	(3)	(4,600)	(10)
Recoveries	17	829	18	39	-	903	-
Transfer from reserve for loan commitments	-	52	5	25	-	82	-
Ending balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27

Ending balance – loans individually evaluated for impairment	$1,291	$2,460	$1,900	$47,493	$-	$53,144	$-
Ending balance – loans collectively evaluated for impairment	90,585	2,673,909	338,233	347,038	476	3,450,241	2,423
Allowance balance associated with loans individually evaluated for impairment	7	-	-	513	-	520	-
Allowance balance associated with loans collectively evaluated for impairment	337	14,299	2,474	2,869	24	20,003	27

The following tables summarize impaired real estate loans as of and for the periods indicated (by collateral type within the real estate loan segment):

	At December 31, 2014			For the Year Ended December 31, 2014
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$646	$605	$-	$747	$58
With an allocated reserve	-	-	-	41	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	1,272	1,272	-	2,147	87
With an allocated reserve	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,425	4,400	-	2,640	237
With an allocated reserve	-	-	-	1,760	-
Commercial Real Estate
With no allocated reserve	10,306	8,207	-	7,470	148
With an allocated reserve	5,500	5,500	19	9,317	495
Construction
With no allocated reserve	-	-	-	-	-
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$16,649	$14,484	$-	$13,004	$530
With an allocated reserve	$5,500	$5,500	$19	$11,118	$495
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2013			For the Year Ended December 31, 2013
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$1,066	$987	$-	$1,010	$42
With an allocated reserve	255	212	-	211	14
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,494	2,345	-	2,851	163
With an allocated reserve	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	-	-	-	1,272	200
With an allocated reserve	4,500	4,400	1,320	880	-
Commercial Real Estate
With no allocated reserve	8,316	7,203	-	22,787	1,100
With an allocated reserve	15,042	15,042	451	15,168	857
Construction
With no allocated reserve	-	-	-	-	-
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$11,876	$10,535	$-	$27,920	$1,505
With an allocated reserve	$19,797	$19,654	$1,771	$16,259	$871
(1) The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2012			For the Year Ended December 31, 2012
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$1,079	$1,079	$-	$867	$55
With an allocated reserve	258	212	7	452	19
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,767	2,460	-	5,434	341
With an allocated reserve	-	-	-	420	-
Commercial Mixed Use Real Estate
With no allocated reserve	1,900	1,900	-	2,516	74
With an allocated reserve	-	-	-	192	-
Commercial Real Estate
With no allocated reserve	33,416	32,217	-	29,362	1,675
With an allocated reserve	15,276	15,276	513	20,087	746
Construction
With no allocated reserve	-	-	-	-	-
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$39,162	$37,656	$-	$38,179	$2,145
With an allocated reserve	$15,534	$15,488	$520	$21,151	$765
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

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans and activity in the related liability:

	At or for the Year Ended December 31,
	2014	2013	2012
Outstanding balance of multifamily loans serviced for FNMA at period end	$-	$208,375	$256,731
Total First Loss Position at end of period	-	15,428	15,428
Reserve Liability on the First Loss Position
Balance at beginning of period	$1,040	$1,383	$2,993
Credit for losses on problem loans(1)	(1,040)	(305)	(1,286)
Charge-offs and other net reductions in balance	-	(38)	(324)
Balance at period end	$-	$1,040	$1,383
(1) Amount recognized as a portion of mortgage banking income during the period.

The total First Loss Position remained unchanged during the year ended December 31, 2013 and was reduced by $928 during the year ended December 31, 2012.

7.   MORTGAGE SERVICING ACTIVITIES AND MORTGAGE BANKING INCOME

At December 31, 2014, 2013 and 2012, the Bank was servicing loans for others having principal balances outstanding of approximately $24,253, $247,263, and $361,820, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance, and processing foreclosure.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $295 and $4,378 at December 31, 2014 and 2013, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans sold with servicing rights retained.  Upon sale of these loans, the Company recorded an MSR, and has elected to account for the MSR under the "amortization method" prescribed under GAAP.  The aggregate MSR balance was $351 at December 31, 2014, $628 at December 31, 2013 and $1,115 at December 31, 2012.

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Year Ended December 31,
	2014	2013	2012
Gain on the sale of loans originated for sale	$27	$13	$68
Credit to reduce the liability for the First Loss Position	1,040	305	1,286
Mortgage banking fees	158	155	414
Net mortgage banking income	$1,225	$473	$1,768

8.   PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

The following is a summary of premises and fixed assets, net and premises held for sale:

	At December 31, 2014	At December 31, 2013
Land	$7,067	$7,067
Buildings	19,952	19,445
Leasehold improvements	12,045	11,665
Furniture, fixtures and equipment	14,080	13,366
Premises and fixed assets, gross	$53,144	$51,543
Less: accumulated depreciation and amortization	(28,079)	(25,466)
Premises and fixed assets, net	$25,065	$26,077
Premises held for sale(1)	-	3,624
(1)
At December 31, 2013, the Company had a pending contract of sale on a real estate premises with a net book value of $3,624.  This sale was completed during the year ended December 31, 2014, and the net proceeds from the sale exceeded the current book value.

Depreciation and amortization expense amounted to approximately $2,630, $2,780 and $2,828 during the years ended December 31, 2014, 2013 and 2012, respectively.  Proceeds from the sales of premises and fixed assets were $4,273 during the year ended December 31, 2014.  A gain of $649 was recognized on these sales.  There were no sales of premises and fixed assets during the year ended December 31, 2013.  Proceeds from the sales of premises and fixed assets were $17,477 during the year ended December 31, 2012.  A gain of $13,726 was recognized on these sales.

9.   FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 584,070 shares and 480,508 shares at December 31, 2014 and 2013, respectively. The Bank recorded dividends on the FHLBNY capital stock of $2,091, $1,698 and $2,124 during the years ended December 31, 2014, 2013 and 2012, respectively.

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2014		At December 31, 2013
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.05%	$372,753	0.05%	$376,900
Certificates of deposit ("CDs")	1.43	926,318	1.55	828,409
Money market accounts	0.61	1,094,698	0.50	1,040,079
Interest bearing checking accounts	0.08	78,430	0.08	87,301
Non-interest bearing checking accounts	-	187,593	-	174,457
TOTAL	0.76%	$2,659,792	0.73%	$2,507,146

The following table presents a summary of future maturities of CDs outstanding at December 31, 2014:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2015	$504,939	1.10%
2016	113,041	1.32
2017	87,517	1.84
2018	99,067	2.25
2019	110,392	1.98
2020 and beyond	11,362	1.71
TOTAL	$926,318	1.43%(1)
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 1.43% at December 31, 2014.

CDs that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") Insurance limit of two-hundred and fifty thousand dollars were approximately $122,603 and $77,369 at December 31, 2014 and 2013, respectively.

11.   REPOS

Presented below is information concerning REPOS:

	At or for the Year Ended December 31,
	2014	2013	2012
Balance outstanding at end of period	$-	$-	$-
Average interest cost at end of period	-%	-%	-%
Average balance outstanding during the period	$-	$-	$132,910
Average interest cost during the period	-%	-%	26.24%(a)
Estimated fair value of underlying collateral	$-	$-	$-
Maximum balance outstanding at month end during the year	$-	$-	$195,000
(a) Excluding a prepayment charge of $28,772 included in interest expense on borrowed funds in the consolidated statements of operations, the average interest cost would have been 4.33% during the year ended December 31, 2012.

12.   FHLBNY ADVANCES

The Bank had borrowings (''Advances'') from the FHLBNY totaling $1,173,725 and $910,000 at December 31, 2014 and 2013, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 2.28%, 2.89%, and 2.96% during the years ended December 31, 2014, 2013 and 2012, respectively.  The average interest rate on outstanding FHLBNY Advances was 1.74% and 2.35% at December 31, 2014 and 2013, respectively.  In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $1,568,197 as of December 31, 2014 and $1,203,939 as of December 31, 2013, and maintained sufficient qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure Advances in excess of its borrowing limit at both December 31, 2014 and 2013.  Certain of the FHLBNY Advances outstanding at December 31, 2014 contained call features that may be exercised by the FHLBNY.  Prepayment penalties were associated with all fixed rate Advances outstanding as of December 31, 2014 and 2013.

The following table presents a summary of future maturities of FHLBNY Advances outstanding at December 31, 2014:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2015	$569,500	1.48%
2016	151,000	2.03
2017	302,075	2.04
2018	77,100	1.63
2019	36,250	1.80
After 2019	37,800	2.46
TOTAL	$1,173,725	1.74%

13.   TRUST PREFERRED SECURITIES PAYABLE

On March 19, 2004, the Holding Company completed an offering of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering.  The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and became callable without penalty at any time on or after April 15, 2009.  The outstanding balance of the trust preferred securities was $70,680 at both December 31, 2014 and 2013.  The Holding Company currently does not intend to call this debt.

Interest expense recorded on the trust preferred securities totaled $5,024 during each of the years ended December 31, 2014, 2013 and 2012, respectively
14.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
		2014			2013			2012
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$21,232	$8,121	$29,353	$22,475	$7,806	$30,281	$21,607	$7,351	$28,958
Deferred	540	231	771	362	(1,302)	(940)	(1,395)	(673)	(2,068)
TOTAL	$21,772	$8,352	$30,124	$22,837	$6,504	$29,341	$20,212	$6,678	$26,890

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at Federal statutory rate	$26,029	$25,511	$23,519
State and local taxes, net of federal income tax benefit	5,466	4,228	4,341
Benefit plan differences	(156)	(445)	(114)
Adjustments for prior period returns and tax items	(164)	422	63
Investment in BOLI	(610)	(585)	(591)
Other, net	(441)	210	(328)
TOTAL	$30,124	$29,341	$26,890
Effective tax rate	40.51%	40.25%	40.02%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.  The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2014	2013
Allowance for loan losses	$8,261	$9,518
Employee benefit plans	19,487	15,478
Credit component of OTTI	4,023	4,088
Tax effect of other components of income on investment securities and MBS	109	-
Other	1,515	2,435
Total deferred tax assets	33,395	31,519
Deferred tax liabilities:
Tax effect of other components of income on investment securities and MBS	-	559
Difference in book and tax carrying value of fixed assets	983	986
Other	16	109
Total deferred tax liabilities	999	1,654
Net deferred tax asset (recorded in other assets)	$32,396	$29,865

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2014 and 2013, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

At December 31, 2014 and 2013, the Bank had accumulated bad debt reserves totaling $15,158 for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes.  Should the reserves as of December 31, 2014 be fully recaptured, the Bank would recognize $6,844 in additional income tax expense.    Should the reserves as of December 31, 2013 be fully recaptured, the Bank would recognize $6,844 in additional income tax expense.  The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations.  The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no unrecognized tax benefits as of December 31, 2014 or 2013.  The Company does not anticipate any material change to unrecognized tax benefits during the year ending December 31, 2015.

As of December 31, 2014, the tax years ended December 31, 2011, 2012, 2013 and 2014 remained subject to examination by all of the Company's relevant tax jurisdictions.  While the Company is currently under audit by certain taxing jurisdictions, no material impact to the financial statements is expected to result from these examinations.

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

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2014	2013	2012
Interest cost	$1,003	$877	$921
Expected return on plan assets	(1,774)	(1,518)	(1,451)
Amortization of unrealized loss	948	1,803	1,792
Net periodic cost	$177	$1,162	$1,262

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2014	2013
Accumulated benefit obligation at end of period	$27,635	$22,751
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$22,751	$24,640
Interest cost	1,003	877
Actuarial (gain) loss	5,166	(1,541)
Benefit payments	(1,183)	(1,099)
Settlements	(102)	(126)
Projected benefit obligation at end of period	27,635	22,751
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	24,402	20,958
Return on plan assets	1,327	4,156
Contributions	13	513
Benefit payments	(1,183)	(1,099)
Settlements	(102)	(126)
Balance at end of period	24,457	24,402
Funded status at end of year	$(3,178)	$1,651

The change in accumulated other comprehensive income (loss) that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2014	2013
Balance at beginning of period	$(8,798)	$(14,780)
Amortization of unrealized loss	948	1,803
Gain (loss) recognized during the year	(5,613)	4,179
Balance at the end of the period	$(13,463)	$(8,798)
Period end component of accumulated other comprehensive loss (net of tax)	7,384	4,826

For the years ended December 31, 2014 and 2013, the Bank used December 31st as its measurement date for the Employee Retirement Plan.  The Bank contributed $13 to the Employee Retirement Plan during the year ended December 31, 2014.  The Bank expects to make contributions of $14 to the Employee Retirement Plan during the year ending December 31, 2015.  During the year ending December 31, 2015, $1,677 in actuarial losses are anticipated to be recognized as a component of net periodic cost.

Major assumptions utilized to determine the net periodic cost of the benefit obligations were as follows:

	At or for the Year Ended December 31,
	2014	2013	2012
Discount rate used for net periodic cost	4.56%	3.67%	4.15%
Discount rate used to determine benefit obligation at period end	3.72	4.56	3.67
Expected long-term return on plan assets used for net periodic cost	7.50	7.50	7.50
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.50	7.50

The Employee Retirement Plan assets are invested in two diversified investment portfolios of the Pentegra Retirement Trust (the "Trust"), a private placement investment fund, that has been given discretion by the Bank to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Investment Policy Statement.

The Employee Retirement Plan's asset allocation targets to hold 65% of assets in equity securities via investment in the Long-Term Growth Equity Portfolio ("LTGE"), 34% in intermediate-term investment grade bonds via investment in the Long-Term Growth Fixed-Income Portfolio ("LTGFI"), and 1% in a cash equivalents portfolio (for liquidity).  Asset rebalancing is performed at least annually, with interim adjustments when the investment mix varies in excess of 10% from the target.

The LTGE is a diversified portfolio of six registered mutual funds and seven common collective trust funds.  The LTGE holds a diversified mix of equity funds in order to gain exposure to the U.S. and non-U.S. equity markets. The common collective investment funds held by the LTGE were privately offered, and the Employee Retirement Plan's investment in these common collective investment funds was therefore valued by the fund managers of each respective fund based on the Employee Retirement Plan's proportionate share of units of beneficial interest in the respective funds.  All of the common collective investment funds are audited, and the overwhelming majority of assets held in these funds (which derive the unit value of the common collective investment funds) are actively traded in established marketplaces.  The six registered mutual funds held by the LTGE are all actively traded on national securities exchanges and are valued at their quoted market prices.

The LTGFI is a diversified portfolio that invests in two intermediate-term bond funds, both of which are registered mutual funds.  These mutual funds are actively traded on national securities exchanges and are valued at their quoted market prices.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan were summarized as follows:

	At December 31,
	2014	2013
Asset Category
Equity securities	66%	71%
Debt securities (bond mutual funds)	32	29
Cash equivalents	2	-
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2014 and 2013, respectively.

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan's investments measured at fair value on a recurring basis at December 31, 2014 (See Note 17 for a discussion of the fair value hierarchy).

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded):
Domestic Large Cap	$2,920	-	-	$2,920
Domestic Mid Cap	1,417	-	-	1,417
Domestic Small Cap	499	-	-	499
International Equity	3,076	-	-	3,076
Fixed Income	7,786	-	-	7,786
Cash equivalents	687	-	-	687
Common collective investment funds:
Domestic Large Cap	-	5,012	-	5,012
Domestic Mid Cap	-	679	-	679
Domestic Small Cap	-	1,483	-	1,483
International Equity	-	898	-	898
Total Plan Assets				$24,457

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

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real annual rates of return in the ranges of 6% to 8% and 3% to 5%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected annual rate of return was determined to be 7.00% at December 31, 2014 and 7.50% at December 31, 2013.

Benefit payments, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2015	$1,616
2016	1,639
2017	1,625
2018	1,616
2019	1,613
2020 to 2024	7,858

BMP and Director Retirement Plan - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2014 and 2013, the BMP had investments, held in a rabbi trust, in the Holding Company's common stock of $13,232 and $13,595, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75.  The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2014	2013	2012
Interest cost	$347	$281	$304
Amortization of unrealized loss	98	545	372
Net periodic cost	$445	$826	$676

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	At December 31,
	2014	2013
Accumulated benefit obligation at end of period	$11,077	$8,645
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$8,645	$8,958
Interest cost	347	281
Benefit payments	(181)	(181)
Actuarial (gain) loss	2,266	(413)
Projected benefit obligation at end of period	11,077	8,645
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	181	181
Benefit payments	(181)	(181)
Balance at end of period	-	-
Funded status at the end of the year:	$(11,077)	$(8,645)

The combined change in accumulated other comprehensive income that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2014	2013
Balance at beginning of period	$(1,081)	$(2,039)
Adjustment for change in actuarial calculation	-	-
Amortization of unrealized loss	98	545
Gain (loss) recognized during the year	(2,267)	413
Balance at the end of the period	$(3,250)	$(1,081)
Period end component of accumulated other comprehensive loss (net of tax)	1,782	593

Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2014	2013	2012
Discount rate used for net periodic cost – BMP	4.00%	3.09%	3.77%
Discount rate used for net periodic cost – Director Retirement Plan	4.22	3.30	3.84
Discount rate used to determine BMP benefit obligation at period end	3.39	4.00	3.09
Discount rate used to determine Director Retirement Plan benefit obligation at period end	3.49	4.22	3.30

As of December 31, 2014 and 2013, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.  Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that accrue.

Actuarial projections performed as of December 31, 2014 assumed the Bank will contribute $604 to the BMP and $188 to the Director Retirement Plan during the year ending December 31, 2015 in order to pay benefits due under the respective plans.  During the year ending December 31, 2015, actuarial losses of $70 related to the BMP and $172 related to the Director Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2015	$792
2016	831
2017	819
2018	807
2019	792
2020 to 2024	3,870

There is no defined contribution cost incurred by the Holding Company or the Bank under the Director Retirement Plan.  Defined contribution costs incurred by the Company related to the BMP were $1,789, $2,377 and $1,935 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

(2)   Qualified employees retiring on or after April 1, 1991 are eligible for medical benefits. Throughout retirement, the Bank will continue to pay the premiums for the coverage not to exceed the premium amount paid for the first year of retirement coverage. Should the premiums increase, the employee is required to pay the differential to maintain full medical coverage.

Postretirement Benefit Plan benefits are available only to full-time employees who commence or commenced collecting retirement benefits from the Retirement Plan immediately upon termination of service from the Bank. The Bank reserves the right at any time, to the extent permitted by law, to change, terminate or discontinue any of the group benefits, and can exercise the maximum discretion permitted by law in administering, interpreting, modifying or taking any other action with respect to the plan or benefits.

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2014	2013	2012
Service cost	$41	$60	$83
Interest cost	232	227	236
Amortization of unrealized loss	-	48	2
Net periodic cost	$273	$335	$321

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2014	2013	2012
Discount rate used for net periodic cost	4.72%	3.72%	4.28%
Rate of increase in compensation levels used for net periodic cost	3.50	3.50	3.50
Discount rate used to determine benefit obligation at period end	3.80	4.72	3.72
Rate of increase in compensation levels used to determine benefit obligation at period end	3.50	3.50	3.50

Major assumptions utilized to determine the net periodic cost were as follows:

As of December 31, 2014, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $4.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $5.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,	At December 31,
	2014	2013
Accumulated benefit obligation at end of period	$4,284	$4,998
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$4,998	$6,191
Service cost	41	60
Interest cost	232	227
Actuarial gain (loss)	309	(1,352)
Benefit payments	(95)	(128)
Plan amendments	(1,201)	-
Projected benefit obligation at end of period	4,284	4,998
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	95	128
Benefit payments	(95)	(128)
Balance at end of period	-	-
Funded status:
Deficiency of plan assets over projected benefit obligation	(4,284)	(4,998)
Unrecognized loss from experience different from that assumed	N/A	N/A
Unrecognized net past service liability	N/A	N/A
Accrued expense included in other liabilities	$(4,284)	$(4,998)

The change in accumulated other comprehensive income (loss) that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2014	2013
Balance at beginning of period	$400	$(1,000)
Amortization of unrealized loss	-	48
Gain (loss) recognized during the year	(309)	1,352
Plan amendments	1,201	-
Balance at the end of the period	$1,292	$400
Period end component of accumulated other comprehensive loss (net of tax)	(709)	(219)

As of December 31, 2014 and 2013, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 6.5% in 2015 and was assumed to decrease gradually to 5.0% in 2018 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $153.  A decline in the assumed medical care cost trend rates by 1% in each year would reduce the accumulated Postretirement Benefit Plan obligation by approximately $140.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2014 and 2013. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that accrue.

The Bank expects to contribute $145 to the Postretirement Benefit Plan during the year ending December 31, 2015 in order to pay benefits due under the plan.  During the year ending December 31, 2015, no actuarial gain or losses are anticipated to be recognized as components of net periodic cost.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2015	$145
2016	155
2017	161
2018	168
2019	171
2020 to 2024	893

401(k) Plan - The Bank also maintains the 401(k) Plan, which covers substantially all of its employees.  The Bank made discretionary contributions totaling $701, $679 and $647 to eligible 401(k) Plan participants during the years ended December 31, 2014, 2013 and 2012, respectively, which were recognized as a component of compensation expense.

The 401(k) Plan owned participant investments in the Holding Company's common stock for the accounts of participants totaling $8,827 and $10,016 at December 31, 2014 and 2013, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  The loan had an outstanding balance of $3,222 and $3,401 at December 31, 2014 and December 31, 2013, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years or upon attainment of age 65, death, disability, retirement or a "change of control" of the Holding Company as defined in the ESOP.  Common stock allocated to participating employees totaled 78,155 shares during each of the years ended December 31, 2014, 2013 and 2012.  The ESOP benefit expense is recorded based upon the fair value of the award shares, and totaled $1,730, $1,753 and $1,691, respectively, for the years ended December 31, 2014, 2013 and 2012.  Included in ESOP expense were dividends on unallocated common stock that were paid to participants.  These dividends totaled $525, $569 and $613 during the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Option Activity

The Company has made stock option grants to outside Directors and certain officers under the Stock Plans.  All option shares granted have a ten-year life.  The option shares granted to the outside Directors vest over one year, while the option shares granted to officers vest ratably over four years.  The exercise price of each option award was determined based upon the fair market value of the Holding Company's common stock on the respective grant dates.  Compensation expense recorded during the years ended December 31, 2014, 2013 and 2012 was determined based upon the fair value of the option shares on the respective dates of grant, as determined utilizing a recognized option pricing methodology.

There were no stock options granted during the years ended December 31, 2014 and 2013.  The weighted average fair value per option at the date of grant for stock options granted during the year indicated was estimated as follows:

Year Ended December 31, 2012
Estimated fair value on date of grant	$4.09
Pricing methodology utilized	Black- Scholes
Expected life (in years)	6.53
Interest rate	1.21%
Volatility	45.17
Dividend yield	4.04

Combined stock option activity related to the Stock Plans was as follows:

	At or for the Year Ended December 31,
	2014	2013	2012
Options outstanding – beginning of period	1,615,771	2,456,137	2,893,760
Options granted	-	-	24,440
Weighted average exercise price of grants	$-	$-	$13.86
Options exercised	16,960	833,334	455,051
Weighted average exercise price of exercised options	$16.45	$13.47	$12.32
Options that expired prior to being exercised	618,895	7,032	7,012
Weighted average exercise price of forfeited options	$19.90	$16.93	$19.90
Options outstanding - end of period(1)	979,916	1,615,771	2,456,137
Weighted average exercise price of outstanding options - end of period	$14.74	$16.74	$15.63
Remaining options available for grant	925,626	1,043,074	249,230
Vested options at end of period	960,641	1,563,493	2,317,799
Weighted average exercise price of vested options – end of period	$14.73	$16.80	$15.78
Cash received for option exercise cost	278	11,228	5,608
Income tax benefit recognized	30	531	319
Compensation expense recognized	110	194	309
Remaining unrecognized compensation expense	31	141	335
Weighted average remaining years for which compensation expense is to be recognized	0.3	1.2	1.8
Intrinsic value of options exercised during the period	$6	$2,569	$871
Intrinsic value of outstanding options at period end	1,690	2,243	722
Intrinsic value of vested options at period end	1,674	2,129	531
(1) At December 31, 2014, 2013 and 2012, respectively, expected forfeitures were immaterial.

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2014 were as follows:

	Outstanding Options		Vested Options
Exercise Prices	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
$8.34	24,582	4.3	24,582	4.3
$12.75	39,589	5.3	39,589	5.3
$13.74	370,062	2.3	370,062	2.3
$13.86	17,108	7.3	17,108	7.3
$15.10	257,579	0.4	257,579	0.4
$15.46	85,183	6.3	65,908	6.3
$16.45	59,360	0.1	59,360	0.1
$16.73	46,453	3.6	46,453	3.6
$18.18	80,000	3.4	80,000	3.4
Total	979,916	2.4	960,641	2.3

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the 2004 Stock Incentive Plan.  Awards made to the outside Directors vest over one year, while officer awards vest ratably over four years.  All awards were made at the fair value of the Holding Company's common stock on the award date.  Compensation expense on all restricted stock awards was thus recorded during the years ended December 31, 2014, 2013 and 2012 based upon the fair value of the shares on the respective dates of grant.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan:

	At or for the Year Ended December 31,
	2014	2013	2012
Unvested allocated shares – beginning of period	318,314	328,003	324,454
Shares granted	121,333	145,925	141,289
Shares vested	141,361	155,614	135,369
Shares forfeited	8,626	-	2,371
Unvested allocated shares – end of period	289,660	318,314	328,003
Unallocated shares – end of period	-	-	-
Compensation recorded to expense	$1,976	$2,011	$1,842
Income tax benefit recognized	41	104	70
Fair value of shares vested during the period	$2,266	$1,944	$1,834
Weighted average remaining years for which compensation expense is to be recognized	1.2	1.2	1.3

Long Term Cash Incentive Payment Plan – During the years ended December 31, 2014, 2013 and 2012, the Company established  long term incentive award programs to certain officers that will ultimately be settled in cash.  For each award, a threshold (50% of target), target (100% of target) and maximum (150% of target) payment opportunity is eligible to be earned over a three-year performance period based on the Company's relative performance on certain measurement goals.  Both the measurement goals and the peer group utilized to determine the Company's relative performance are established at the onset of the measurement period and cannot be altered subsequently.

At December 31, 2014, a liability totaling $1,596 was recorded for expected future payments under the long-term cash incentive payment plan. This liability reflects the expectation of the most likely payment outcome determined for each individual incentive award (based upon both period-to-date actual and estimated future results for each award period).  During the years ended December 31, 2014, 2013 and 2012, total expense recognized related to long-term cash incentive payment plan awards were $467, $639 and $717, respectively.

16.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2014 and 2013, the Bank had outstanding commitments to make real estate loans that were accepted by the borrower aggregating approximately $122,092 and $83,831, respectively.  At both December 31, 2014 and 2013, the great majority of these commitments were to originate adjustable-rate real estate loans.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  The primary concentrations of credit risk associated with these commitments were geographical (as the majority of committed loans were collateralized by properties located in the New York City metropolitan area) and the proportion of the commitments comprised of multifamily residential and commercial real estate loans.

Unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $37,616 at December 31, 2014 and $40,924 at December 31, 2013.

At December 31, 2014, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity.  At December 31, 2014, this amount approximated $395,000.

Lease Commitments - At December 31, 2014, aggregate minimum annual rental commitments on operating leases were as follows:

Lease Year Ending December 31,	Amount
2015	$3,092
2016	3,155
2017	3,206
2018	3,097
2019	3,094
Thereafter	15,069
Total	$30,713

Rental expense for the years ended December 31, 2014, 2013 and 2012 totaled $3,388, $3,477, and $3,028, respectively.

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

Assets Measured at Fair Value on a Recurring Basis at December 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Gains (Losses) for the Year Ended December 31, 2014
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,399	$1,399	$-	$-	$1
International Equity Mutual Funds	159	159	-	-	(7)
Fixed Income Mutual Funds	7,001	7,001	-	-	19
Investment securities available-for-sale:
Agency notes	70	-	70	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,160	2,160	-	-	918
International Equity Mutual Funds	415	415	-	-	56
Fixed Income Mutual Funds	1,161	1,161	-	-	23
Pass-through MBS issued by GSEs	25,607	-	25,607	-	-
CMOs issued by GSEs	-	-	-	-	-
Private issuer pass through MBS	455	-	455	-	-
Private issuer CMOs	347	-	347	-	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Gains (Losses) for the Year Ended December 31, 2013
Trading Securities (Registered Mutual Funds)
Domestic Equity Mutual Funds	$1,311	$1,311	$-	$-	$290
International Equity Mutual Funds	164	164	-	-	23
Fixed Income Mutual Funds	5,347	5,347	-	-	(48)
Investment securities available-for-sale:					-
Agency notes	15,091	-	15,091	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,016	2,016	-	-	-
International Equity Mutual Funds	427	427	-	-	-
Fixed Income Mutual Funds	1,115	1,115	-	-	-
Pass-through MBS issued by GSEs	29,959	-	29,959	-	-
CMOs issued by GSEs	321	-	321	-	-
Private issuer pass through MBS	680	-	680	-	-
Private issuer CMOs	583	-	583	-	-

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

With one immaterial exception, the agency notes and MBS owned by the Company possessed the highest possible credit rating published by at least one established credit rating agency as of both December 31, 2014 and December 31, 2013.  Obtaining market values as of December 31, 2014 and December 31, 2013 for these securities utilizing significant observable inputs was not difficult due to their continued marketplace demand.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2014
Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$-	-	-	$-
Multifamily Residential and Residential Mixed Use Real Estate	-	-	-	-
Commercial Mixed Use Real Estate	4,400	-	-	4,400
Commercial Real Estate	-	-	-	-

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2013
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$477	-	-	$477
Multifamily Residential and Residential Mixed Use Real Estate	325	-	-	325
Commercial Mixed Use Real Estate	4,400	-	-	4,400
Commercial Real Estate	5,707	-	-	5,707

    Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at December 31, 2014 and 2013 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 2 input), or, more commonly, a recent real estate appraisal (Level 3 input).  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of December 31, 2014, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $4,400, and no valuation allowance within the allowance for loan losses.  As of December 31, 2013, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $12,392, and valuation allowance of $1,320 within the allowance for loan losses. The removal of the $1,320 valuation allowance impacted the provision for loan losses during the year ended December 31, 2014.  The recognition of the $1,320 valuation allowance similarly impacted the provision for loan losses during the year ended December 31, 2013.  Otherwise, these loans had no impact on the provision for loan losses.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2014:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Minimum Value	Maximum Value	Weighted Average Value
$4,400	Income approach only	Capitalization rate	N/A(1)	N/A(1)	7.5%
(1)  Only one loan in this population.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2013:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Minimum Value	Maximum Value	Weighted Average Value
$4,607	Income approach only	Capitalization rate	N/A(1)	N/A(1)	7.5%
		Reduction for planned expedited disposal	N/A(1)	N/A(1)	0.4%

802	Blended income and sales comparison approaches	Reduction to the sales comparison value to reconcile differences between comparable sales	0.0%	15.0%	5.0%
		Capitalization rate (income approach component)	7.8%	8.5%	8.3%
		Reduction for planned expedited disposal	20.0%	30.0%	26.0%
5,500	Previously negotiated note sales	Discount to unpaid principal balance from likely realizable value of a note sale based upon comparable note sale experience	N/A(1)	N/A(1)	17.0%
(1)	Only one loan in population.

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 and December 31, 2013 were as follows:

		Fair Value at December 31, 2014 Using
At December 31, 2014	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$78,187	$78,187	$-	$-	$78,187
Investment securities held to maturity (TRUPS)	5,367	-	-	6,315	6,315
Loans, net (excluding impaired loans carried at fair value)	4,096,347	-	-	4,188,137	4,188,137
Accrued interest receivable	12,664	-	104	12,558	12,664
MSR	351	-	351	-	351
FHLBNY capital stock	58,407	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	1,733,474	1,733,474	-	-	1,733,474
CDs	926,318	-	934,324	-	934,324
Escrow and other deposits	91,921	91,921	-	-	91,921
FHLBNY Advances	1,173,725	-	1,186,069	-	1,186,069
Trust Preferred securities payable	70,680	-	70,680	-	70,680
Accrued interest payable	2,729	-	2,729	-	2,729

		Fair Value at December 31, 2013 Using
At December 31, 2013	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$45,777	$45,777	$-	$-	$45,777
Investment securities held to maturity (TRUPS)	5,341	-	-	5,163	5,163
Loans, net (excluding impaired loans carried at fair value)	3,668,457	-	-	3,707,695	3,707,695
Loans held for sale	3,624	-	4,400	-	4,400
Accrued interest receivable	12,066	-	178	11,888	12,066
MSR	628	-	1,006	-	1,006
FHLBNY capital stock	48,051	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	1,678,737	1,678,737	-	-	1,678,737
CDs	828,409	-	839,059	-	839,059
Escrow and other deposits	69,404	69,404	-	-	69,404
FHLBNY Advances	910,000	-	934,336	-	934,336
Trust Preferred securities payable	70,680	-	70,680	-	70,680
Accrued interest payable	2,642	-	2,642	-	2,642

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

TRUPS Held to Maturity – At both December 31, 2014 and December 31, 2013, the Company owned seven TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of December 31, 2014.  As a result, at both December 31, 2014 and December 31, 2013, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third party).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i)    Current Discount Rate – The current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."  The existing discount rates utilized to compute fair value as of December 31, 2014 ranged from 4.0% to 10.0%, with a weighted average value of 5.8%.

(ii) Defaults – The Company utilized the most recently published measures of capital adequacy and/or problematic assets to estimate potential defaults in the collateral pool of performing issuers underlying the seven securities.  In instances where problematic assets equaled or exceeded the issuer's regulatory capital, or the issuer's capital level fell below the limits established by the regulatory agencies, defaults were deemed probable to occur.  Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of December 31, 2014 ranged from 0% to 7.8% of the performing security pool balance, with a weighted average rate of 0.8%.  The Company additionally utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows – The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at December 31, 2014 and December 31, 2013, the Company utilized two additional independent cash flow valuation models in order to estimate the fair value of TRUPS.  The two independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions utilized to derive estimated cash flows, individual bank defaults and discount rate.  Weighting was applied, as deemed appropriate, to all valuations utilized at each period end, including the Internal Cash Flow Valuation.

Loans, Net (Excluding Impaired Loans Carried at Fair Value) – For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be akin to a Level 3 valuation methodology, the fair value of loans receivable other than impaired loans measured at fair value, is shown under the Level 3 valuation column.

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

18.   TREASURY STOCK

The Holding Company did not purchase any shares of its common stock into treasury during the years ended December 31, 2014 or 2013.

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

Quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total risk-based capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2014 and 2013, the Bank exceeded all minimum capital adequacy requirements to which it was subject.

As of December 31, 2014 and 2013, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized," the Bank was required to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$406,910	9.20%	$176,998	4.0%	$221,247	5.00%
Leverage capital	406,910	9.20	176,998	4.0	221,247	5.00
Tier I risk-based capital (to risk weighted assets)	406,910	12.33	131,994	4.0	197,991	6.00
Total risk-based capital (to risk weighted assets)	425,428	12.89	263,988	8.0	329,985	10.00

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$376,717	9.52%	$158,298	4.0%	$197,872	5.00%
Leverage capital	376,717	9.52	158,298	4.0	197,872	5.00
Tier I risk-based capital (to risk weighted assets)	376,717	12.64	119,169	4.0	178,753	6.00
Total risk-based capital (to risk weighted assets)	397,935	13.36	238,338	8.0	297,922	10.00

The following is a reconciliation of stockholders' equity to regulatory capital for the Bank:

	At December 31, 2014			At December 31, 2013
	Tangible Capital	Leverage Capital	Total Risk-Based Capital	Tangible Capital	Leverage Capital	Total Risk-Based Capital
Stockholders' equity	$454,095	$454,095	$454,095	$427,209	$427,209	$427,209
Non-allowable assets:
MSR	(35)	(35)	(35)	(63)	(63)	(63)
Accumulated other comprehensive loss	8,488	8,488	8,488	5,209	5,209	5,209
Goodwill	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)	(55,638)
Tier 1 risk-based capital	406,910	406,910	406,910	376,717	376,717	376,717
General regulatory valuation allowance	-	-	18,518	-	-	21,218
Total (Tier 2) risk based capital	406,910	406,910	425,428	376,717	376,717	397,935
Minimum capital requirement	176,998	176,998	263,988	158,298	158,298	238,338
Regulatory capital excess	$229,912	$229,912	$161,440	$218,419	$218,419	$159,597

20.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2014 and 2013:

	For the three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net interest income	$30,255	$30,594	$31,959	$31,728
Provision (credit) for loan losses	281	(1,130)	(501)	(522)
Net interest income after provision for loan losses	29,974	31,724	32,460	32,250
Non-interest income	3,060	1,565	1,817	2,596
Non-interest expense	15,823	15,298	14,724	15,231
Income before income taxes	17,211	17,991	19,553	19,615
Income tax expense	7,177	7,531	7,788	7,628
Net income	$10,034	$10,460	$11,765	$11,987
EPS (1):
Basic	$0.28	$0.29	$0.33	$0.33
Diluted	$0.28	$0.29	$0.33	$0.33
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

21.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2014 and 2013, and the related statements of operations and cash flows for the years ended December 31, 2014, 2013 and 2012, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., and its unconsolidated subsidiary, Dime Community Capital Trust I, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,	At December 31,
	2014	2013
ASSETS:
Cash and due from banks	$58,112	$61,665
Investment securities available-for-sale	3,736	3,558
Trading securities	8,559	6,822
MBS available-for-sale	496	573
ESOP loan to subsidiary	3,222	3,401
Investment in subsidiaries	454,095	427,083
Other assets	3,798	3,435
Total assets	$532,018	$506,537

LIABILITIES AND STOCKHOLDERS' EQUITY:
Trust Preferred securities payable	$70,680	$70,680
Other liabilities	1,613	351
Stockholders' equity	459,725	435,506
Total liabilities and stockholders' equity	$532,018	$506,537

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME(1)

	Year Ended December 31,
	2014	2013	2012
Net interest loss	$(4,748)	$(4,851)	$(4,830)
Dividends received from Bank	18,050	54,500	20,000
Non-interest income	1,376	812	1,493
Non-interest expense	(643)	(636)	(635)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	14,035	49,825	16,028
Income tax credit	1,803	2,183	1,823
Income before equity in undistributed earnings of direct subsidiaries	15,838	52,008	17,851
Equity in (over-distributed) undistributed earnings of subsidiaries	28,408	(8,460)	22,457
Net income	$44,246	$43,548	$40,308
(1) Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2014, 2013 and 2012.

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash flows from Operating Activities:
Net income	$44,246	$43,548	$40,308
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over-distributed (undistributed) earnings of direct subsidiaries	(28,408)	8,460	(22,457)
Net gain on the sale of investment securities available for sale	(997)	(110)	(941)
Net (gain) loss on trading securities	45	(265)	(103)
Decrease (Increase) in other assets	(489)	355	1,866
(Decrease) Increase in other liabilities	1,680	(595)	(149)
Net cash provided by operating activities	16,077	51,393	18,524

Cash flows from Investing Activities:
Proceeds from sale of investment securities available-for-sale	3,780	366	2,418
Proceeds from the sale of trading securities	7,056	131	-
Purchases of investment securities available-for-sale	(3,884)	(458)	(403)
Reimbursement from subsidiary for purchases of investment securities available-for-sale	1,620	642	2,917
Net purchases of trading securities	(8,839)	(202)	(2,997)
Principal collected on MBS available-for-sale	72	138	72
Principal repayments on ESOP loan	179	166	154
Net cash (used in) provided by investing activities	(16)	783	2,161

Cash flows from Financing Activities:
Common stock issued for exercise of stock options	278	11,228	5,608
Equity award distribution	202	293	145
Cash dividends paid to stockholders	(20,094)	(19,716)	(19,208)
Net cash used in financing activities	(19,614)	(8,195)	(13,455)

Net increase (decrease) in cash and due from banks	(3,553)	43,981	7,230
Cash and due from banks, beginning of period	61,665	17,684	10,454
Cash and due from banks, end of period	$58,112	$61,665	$17,684

22.  SUBSEQUENT EVENTS (UNAUDITED)

In February 2015, the Company significantly curtailed future eligibility to participate in the Postretirement Benefit Plan.  Under the revised plan document, only persons having retired on or before April 1, 2015 will be eligible to receive benefits under the Postretirement Benefit Plan. In order to maintain eligibility to participate in the Postretirement Benefit Plan, active employees wishing to retire on or before April 1, 2015 were required to notify the Company in writing of such intent to retire prior to March 15, 2015.

While the ultimate impact of this amendment to the Postretirement Benefit Plan cannot be measured until after the date of this filing, the amendment is actuarially projected to reduce the plan's funded projected benefit obligation by approximately $2,300, based upon the valuation assumptions utilized as of December 31, 2014.  Both an adjustment to accumulated other comprehensive income and a curtailment gain are likely to be recognized to effect the reduction in the funded projected benefit obligation.

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (13)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401 (k) Profit Sharing Plan
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
10.32	Amendment to the Benefit Maintenance Plan (15)
10.33	Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (16)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (17)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (18)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (18)
10.37	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan
10.38	Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (16)

12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2014 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012
(16)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013
(17)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013
(18)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.
(19)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 23, 2014.