Form 10-Q
period 2015-03-31
DIME COMMUNITY BANCSHARES INC
filed 2015-05-07
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

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
YES  ☒NO  ☐

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 6, 2015
$.01 Par Value	36,960,941

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014	3
	Consolidated Statements of Income for the Three-Months Ended March 31, 2015 and 2014	4
	Consolidated Statements of Comprehensive Income for the Three-Months Ended March 31, 2015 and 2014	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2015 and 2014	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	6
	Notes to Condensed Consolidated Financial Statements	7-27
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39-40
Item 4.	Controls and Procedures	41
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 5.	Other Information	41
Item 6.	Exhibits	42-43
	Signatures	44

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)
	March 31, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$79,149	$78,187
Federal funds sold and other short-term investments	250	250
Total cash and cash equivalents	79,399	78,437
Investment securities held-to-maturity (estimated fair value of $6,247 and $6,315 at March 31, 2015 and December 31, 2014, respectively)(fully unencumbered)	5,326	5,367
Investment securities available-for-sale, at fair value (fully unencumbered):	3,846	3,806
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered):	485	26,409
Trading securities	8,747	8,559
Loans:
Real estate, net	4,233,105	4,117,411
Consumer loans	1,612	1,829
Less allowance for loan losses	(18,237)	(18,493)
Total loans, net	4,216,480	4,100,747
Premises and fixed assets, net	24,485	25,065
Federal Home Loan Bank of New York ("FHLBNY") capital stock	52,782	58,407
Other real estate owned ("OREO")	148	18
Bank Owned Life Insurance ("BOLI")	83,220	82,614
Goodwill	55,638	55,638
Other assets	52,793	52,040
Total Assets	$4,583,349	$4,497,107
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,645,332	$2,472,199
Non-interest bearing deposits	197,102	187,593
Total deposits	2,842,434	2,659,792
Escrow and other deposits	114,476	91,921
FHLBNY advances	1,048,725	1,173,725
Trust Preferred securities payable	70,680	70,680
Other liabilities	40,978	41,264
Total Liabilities	4,117,293	4,037,382
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2015 and December 31, 2014)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 52,886,219 shares and 52,871,443 shares issued at March 31, 2015 and December 31, 2014, respectively, and 36,849,795 shares and 36,855,019 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	529	529
Additional paid-in capital	254,750	254,358
Retained earnings	433,863	427,126
Accumulated other comprehensive loss, net of deferred taxes	(9,597)	(8,547)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,487)	(2,545)
Unearned Restricted Stock Award common stock	(2,572)	(3,066)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,164)	(9,164)
Treasury stock, at cost (16,036,424 shares and 16,016,424 shares at March 31, 2015 and December 31, 2014, respectively)	(199,266)	(198,966)
Total Stockholders' Equity	466,056	459,725
Total Liabilities And Stockholders' Equity	$4,583,349	$4,497,107
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans secured by real estate	$41,788	$40,861
Other loans	24	25
Mortgage-backed securities	181	248
Investment securities	169	70
Federal funds sold and other short-term investments	650	522
Total interest income	42,812	41,726
Interest expense:
Deposits and escrow	5,220	4,621
Borrowed funds	7,498	6,850
Total interest expense	12,718	11,471
Net interest income	30,094	30,255
(Credit) Provision for loan losses	(172)	281
Net interest income after provision for loan losses	30,266	29,974
Non-interest income:
Service charges and other fees	750	655
Mortgage banking income	72	999
Net gain on securities	1,450	14
Net gain on the disposal of other assets	-	649
Income from BOLI	606	387
Other	423	356
Total non-interest income	3,301	3,060
Non-interest expense:
Salaries and employee benefits	5,900	8,519
Stock benefit plan amortization expense	941	989
Occupancy and equipment	2,944	2,750
Data processing costs	875	838
Federal deposit insurance premiums	551	505
Other	2,653	2,222
Total non-interest expense	13,864	15,823
Income before income taxes	19,703	17,211
Income tax expense	7,925	7,177
Net income	$11,778	$10,034
Earnings per Share:
Basic	$0.33	$0.28
Diluted	$0.33	$0.28

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

Net Income	$11,778	$10,034
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of taxes of $11 and $8 during the three months ended March 31, 2015 and 2014, respectively	13	12
Reduction in non-credit component of other than temporary impairment ("OTTI"), net of taxes of $4 during the three months ended both March 31, 2015 and 2014	4	4
Reclassification adjustment for securities sold during the period, net of taxes of $(626) during the three months ended March 31, 2015 (reclassified to net gain on securities)	(762)	-
Net unrealized securities gains (losses) arising during the period, net of deferred taxes (expense) benefit of $19 and $(30) during the three months ended March 31, 2015 and 2014, respectively	24	(37)
Change in pension and other postretirement obligations, net of deferred tax (expense) benefit of $(268) and $118 during the three months ended March 31, 2015 and 2014, respectively	(329)	143
Comprehensive Income	$10,728	$10,156
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
 (Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Common Stock (Par Value $0.01):
Balance at beginning of period	$529	$528
Shares issued in exercise of options	-	-
Balance at end of period	529	528
Additional Paid-in Capital:
Balance at beginning of period	254,358	252,253
Stock options exercised	149	139
Excess tax expense related to stock benefit plans	(27)	(14)
Amortization of excess fair value over cost – ESOP stock and stock options expense	270	305
Return of shares to treasury for forfeited shares	-	(3)
Balance at end of period	254,750	252,680
Retained Earnings:
Balance at beginning of period	427,126	402,986
Net income for the period	11,778	10,034
Cash dividends declared and paid	(5,041)	(5,011)
Balance at end of period	433,863	408,009
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(8,547)	(4,759)
Other comprehensive (loss) income recognized during the period, net of tax	(1,050)	122
Balance at end of period	(9,597)	(4,637)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(2,545)	(2,776)
Amortization of earned portion of ESOP stock	58	58
Balance at end of period	(2,487)	(2,718)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,066)	(3,193)
Amortization of earned portion of restricted stock awards	494	495
Return of shares to treasury for forfeited shares	-	18
Balance at end of period	(2,572)	(2,680)
Common Stock Held by BMP:
Balance at beginning of period	(9,164)	(9,013)
Award distribution	-	1
Balance at end of period	(9,164)	(9,012)
Treasury Stock, at cost:
Balance at beginning of period	(198,966)	(200,520)
Treasury shares repurchased (20,000 shares during the three months ended March 31, 2015)	(300)	-
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	-	(15)
Balance at end of period	(199,266)	(200,535)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$466,056	$441,635

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,778	$10,034
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	(1,388)	-
Net gain recognized on trading securities	(62)	(14)
Net gain on the sale of loans	-	(27)
Net gain on the sale of OREO and other assets	-	(649)
Net depreciation, amortization and accretion	834	673
Stock plan compensation (excluding ESOP)	517	531
ESOP compensation expense	305	327
(Credit) Provision for loan losses	(172)	281
Credit to reduce the liability for loans sold with recourse		(1,040)
Increase in cash surrender value of BOLI	(606)	(387)
Deferred income tax provision (credit)	1,532	(29)
Excess tax expense from stock benefit plans	27	14
Changes in assets and liabilities:
(Increase) Decrease in other assets	(1,452)	431
(Decrease) Increase in other liabilities	(884)	3,478
Net cash provided by Operating activities	10,429	13,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	84	52
Proceeds from calls and principal repayments of investment securities available-for-sale	-	15,000
Proceeds from sales of investment securities available-for-sale	70	-
Proceeds from sale of mortgage backed securities available for sale	24,307	-
Purchases of investment securities available-for-sale	(8)	(4)
Purchases of mortgage backed securities available-for-sale		(875)
Acquisition of trading securities	(126)	(112)
Principal collected on mortgage backed securities available-for-sale	1,551	1,682
Proceeds from the sale of loans	2,330	12,970
Purchases of loans	-	(221,924)
Net increase in loans	(118,021)	(36,898)
Proceeds from the sale of premises	-	4,273
Purchases of fixed assets	(257)	(653)
Redemption(Purchase) of FHLBNY capital stock	5,625	(5,542)
Net cash used in Investing Activities	(84,445)	(232,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	182,642	79,828
Increase in escrow and other deposits	22,555	40,658
Repayments of FHLBNY advances	(563,000)	(645,000)
Proceeds from FHLBNY advances	438,000	768,150
Proceeds from exercise of stock options	149	139
Excess tax expense from stock benefit plans	(27)	(14)
BMP benefit distribution	-	1
Treasury shares repurchased	(300)	-
Cash dividends paid to stockholders	(5,041)	(5,011)
Net cash provided by Financing Activities	74,978	238,751
INCREASE IN CASH AND CASH EQUIVALENTS	962	20,343
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,437	45,777
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,399	$66,120
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,457	$3,413
Cash paid for interest	12,887	11,144
Loans transferred to OREO	130	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	24	20
Net decrease in non-credit component of OTTI	8	8
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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2015 and December 31, 2014, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014, and the changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2015 and 2014.  The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2015.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" for a discussion of areas in the accompanying unaudited condensed consolidated financial statements utilizing significant estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and notes thereto.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"("ASU 2014-08").  ASU 2014-08 changes the criteria for reporting discontinued operations and provides financial statement users additional information related to the assets, liabilities, income, and expenses of discontinued operations.  ASU 2014-08 also seeks to both clarify existing confusion related to, and inconsistent financial reporting of, discontinued operations under existing GAAP guidance, and enhance convergence between GAAP and International Financial Reporting Standards.  Under ASU 2014-08, only disposals that represent strategic shifts and have a major effect on the organization's operations and financial results are to be presented as discontinued operations.  ASU 2014-08 further requires disclosure of the pretax income attributable to a disposal of a significant part of an organization that does not meet the criteria for discontinued operations reporting, providing users information about the ongoing trends in a reporting organization's results from continuing operations. Adoption of ASU 2014-08 is required for the quarterly period ended March 31, 2015, with early adoption permitted.  Adoption of ASU 2014-08 did not have a material impact upon the Company's consolidated financial condition or results of operations.

4.   TREASURY STOCK

The Holding Company repurchased 20,000 shares of its common stock into treasury during the three months ended March 31, 2015 at a weighted average cost of $15.00 per share.  There were no treasury repurchases during the three months ended March 31, 2014.

5.   OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net gain on securities in the accompanying condensed consolidated statements of income.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended March 31, 2015
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	24	11	13
Total securities held-to-maturity and transferred securities	32	15	17
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain on securities	(1,388)	(626)	(762)
Change in net unrealized gain during the period	43	19	24
Total securities available-for-sale	(1,345)	(607)	(738)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	467	210	257
Change in the net actuarial gain or loss	(1,064)	(478)	(586)
Total defined benefit plans	(597)	(268)	(329)
Total other comprehensive loss	$(1,910)	$(860)	$(1,050)
Three Months Ended March 31, 2014
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	20	8	12
Total securities held-to-maturity and transferred securities	28	12	16
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain on securities	-	-	-
Change in net unrealized gain during the period	(67)	(30)	(37)
Total securities available-for-sale	(67)	(30)	(37)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	261	118	143
Total defined benefit plans	261	118	143
Total other comprehensive income	$222	$100	$122

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2015	$(826)	$736	$(8,457)	$(8,547)
Other comprehensive income (loss) before reclassifications	17	(762)	257	(488)
Amounts reclassified from accumulated other comprehensive loss	-	24	(586)	(562)
Net other comprehensive income (loss) during the period	17	(738)	(329)	(1,050)
Balance as of March 31, 2015	$(809)	$(2)	$(8,786)	$(9,597)

Balance as of January 1, 2014	$(878)	$1,319	$(5,200)	$(4,759)
Other comprehensive income (loss) before reclassifications	16	(37)	-	(21)
Amounts reclassified from accumulated other comprehensive loss	-	-	143	143
Net other comprehensive income (loss) during the period	16	(37)	143	122
Balance as of March 31, 2014	$(862)	$1,282	$(5,057)	$(4,637)

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net income per the Consolidated Statements of Income	$11,778	$10,034
Less: Dividends paid and earnings allocated to participating securities	(41)	(45)
Income attributable to common stock	$11,737	$9,989
Weighted average common shares outstanding, including participating securities	36,275,586	36,094,495
Less: weighted average participating securities	(288,400)	(317,810)
Weighted average common shares outstanding	35,987,186	35,776,685
Basic EPS	$0.33	$0.28
Income attributable to common stock	$11,737	$9,989
Weighted average common shares outstanding	35,987,186	35,776,685
Weighted average common equivalent shares outstanding	66,273	112,899
Weighted average common and equivalent shares outstanding	36,053,459	35,889,584
Diluted EPS	$0.33	$0.28

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 205,710 and 364,715 weighted-average stock options outstanding for the three-month periods ended March 31, 2015 and 2014, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month periods ended March 31, 2015 and 2014, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (collectively the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2014, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended March 31,
	2015	2014
Options outstanding – beginning of period	979,916	1,615,771
Options granted	-	-
Options exercised	(14,776)	(8,480)
Options that expired prior to exercise	(59,360)	(618,895)
Options outstanding – end of period	905,780	988,396
Intrinsic value of options exercised	$84	$5
Compensation expense recognized	23	36
Remaining unrecognized compensation expense	8	105
Intrinsic value of outstanding options at period end	1,459	2,294
Intrinsic value of vested options at period end	1,446	2,177
Weighted average exercise price of vested options – end of period	14.69	14.76

There were no grants of stock options during the three-month periods ended March 31, 2015 and 2014.

Restricted Stock Awards

The Company, from time to time, issues restricted stock awards to outside directors and certain officers under the 2004 Stock Incentive Plan or 2013 Equity and Incentive Plan. Typically, awards to outside directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four-year period.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan or 2013 Equity and Incentive Plan during the periods indicated:

	At or for the Three Months Ended March 31,
	2015	2014
Unvested allocated shares – beginning of period	289,660	318,314
Shares granted	-	-
Shares vested	(4,050)	-
Shares forfeited	-	(1,261)
Unvested allocated shares – end of period	285,610	317,053
Compensation recorded to expense	$494	$495

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

The Bank had no loans classified as doubtful as of March 31, 2015 or December 31, 2014. All real estate loans not classified as Special Mention or Substandard were deemed pass loans at both March 31, 2015 and December 31, 2014.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at March 31, 2015
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$8,499	$-	$-	$-	$-	$8,499
Pass	59,088	3,373,334	327,641	408,437	-	4,168,500
Special Mention	1,362	19,043	3,242	6,164	-	29,811
Substandard	2,033	6,155	4,534	13,573	-	26,295
Doubtful	-	-	-	-	-	-
Total	$70,982	$3,398,532	$335,417	$428,174	$-	$4,233,105
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at March 31, 2015	Balance at December 31, 2014
Performing	$1,608	$1,825
Non-accrual	4	4
Total	$1,612	$1,829

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At March 31, 2015
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$47	$53	$-	$1,141	$1,241	$69,741	$70,982
Multifamily residential and residential mixed use	-	1,136	1,711	537	3,384	3,395,148	3,398,532
Commercial mixed use real estate	-	-	-	-	-	335,417	335,417
Commercial real estate	-	-	-	4,717	4,717	423,457	428,174
Construction	-	-	-	-	-	-	-
Total real estate	$47	$1,189	$1,711	$6,395	$9,342	$4,223,763	$4,233,105
Consumer	$3	$-	$-	$4	$7	$1,605	$1,612
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2015.

At December 31, 2014
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$240	$-	$-	$1,310	$1,550	$71,950	$73,500
Multifamily residential and residential mixed use	1,187	-	2,922	167	4,276	3,294,172	3,298,448
Commercial mixed use real estate	-	-	411	-	411	328,256	328,667
Commercial real estate	-	-	-	4,717	4,717	412,079	416,796
Construction	-	-	-	-	-	-	-
Total real estate	$1,427	$-	$3,333	$6,194	$10,954	$4,106,457	$4,117,411
Consumer	$2	$-	$-	$4	$6	$1,823	$1,829
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2014.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on three real estate loans with an aggregate outstanding balance of $1,711 at March 31, 2015, and eight real estate loans with an aggregate outstanding balance of $3,333 at December 31, 2014, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings ("TDRs").

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of March 31, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	2	$603	2	$605
Multifamily residential and residential mixed use	4	1,092	4	1,105
Commercial mixed use real estate	1	4,400	1	4,400
Commercial real estate	3	8,192	4	13,707
Total real estate	10	$14,287	11	$19,817

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of March 31, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	10	$14,287	11	$19,817
TDRs on accrual status at period end	7	9,199	9	15,100
TDRs on non-accrual status at period end	3	5,088	2	4,717

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both March 31, 2015 and December 31, 2014.

There were no loan modifications during the three months ended March 31, 2015 or March 31, 2014 that met the definition of a TDR.
      The Bank's allowance for loan losses at March 31, 2015 did not reflect any allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2014 reflected $19 of allocated reserve associated with TDRs. Activity related to reserves associated with TDRs was immaterial during the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three months ended March 31, 2015 or the year ended December 31, 2014 (thus no significant impact to the allowance for loan losses during those periods).

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

Loans Re-acquired from FNMA

Until February 20, 2014, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  This pool of loans was re-acquired on February 20, 2014, and the First Loss Position was extinguished. Since re-acquisition, the credit quality of these loans has been evaluated in accordance with the policies and procedures discussed in this footnote.

The Company paid an aggregate premium of $13,163 on the real estate loans re-acquired from FNMA during the three months ended March 31, 2014.  The premium is being amortized as an adjustment to interest income throughout the remaining estimated life of the loans.

9.   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes).  Consumer loans represent a nominal portion of the Company's loan portfolio, and were thus evaluated in aggregate as of both March 31, 2015 and December 31, 2014.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral is generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR was reflected as an allocated reserve within the allowance for loan losses at December 31, 2014.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both March 31, 2015 and December 31, 2014, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at March 31, 2015 and December 31, 2014.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $122 at March 31, 2015 and $371 at December 31, 2014.  The decline resulted from both a reduction of $5,370 in the balance of such loans from December 31, 2014 to March 31, 2015, as well as a lower average loss expectation derived as of March 31, 2015 compared to December 31, 2014.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both March 31, 2015 and December 31, 2014, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at March 31, 2015 and December 31, 2014.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans declined from $228 at December 31, 2014 to $170 at March 31, 2015, due to both a reduction of $3,672 in the balance of such loans and a lower expected loss percentage applied to such loans at March 31, 2015 compared to December 31, 2014 under the methodology employed.

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

(ii) Economic conditions - At both March 31, 2015 and December 31, 2014, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended March 31, 2015
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$150	$13,852	$1,644	$2,823	$-	$18,469	$24
Provision (credit) for loan losses	61	322	(60)	(494)	-	(171)	(1)
Charge-offs	(102)	(1)	(37)	-	-	(140)	(1)
Recoveries	2	-	19	36	-	57	-
Ending balance	$111	$14,173	$1,566	$2,365	$-	$18,215	$22

Ending balance – loans individually evaluated for impairment	$603	$1,259	$4,400	$8,191	$-	$14,453	$-
Ending balance – loans collectively evaluated for impairment	70,379	3,397,273	331,017	419,983	-	4,218,652	1,612
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	111	14,173	1,566	2,365	-	18,215	22
Total Ending balance	$111	$14,173	$1,566	$2,365	$-	$18,215	$22

At December 31, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$605	$1,272	$4,400	$13,707	$-	$19,984	$-
Ending balance – loans collectively evaluated for impairment	72,895	3,297,176	324,267	403,089	-	4,097,427	1,829
Allowance balance associated with loans individually evaluated for impairment	-	-	-	19	-	19	-
Allowance balance associated with loans collectively evaluated for impairment	150	13,852	1,644	2,804	-	18,450	24

At or for the Three Months Ended March 31, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24
Provision (credit) for loan losses	49	338	(206)	102	(2)	281	1
Charge-offs	(9)	(37)	(30)	(108)	-	(184)	-
Recoveries	1	170	-	7	-	178	-
Ending balance	$277	$14,311	$2,767	$3,048	$1	$20,404	$25

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):
	At March 31, 2015
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$643	$603	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	1,259	1,259	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,405	4,400	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	10,289	8,191	-
With an allocated reserve	-	-	-
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$16,596	$14,453	$-
With an allocated reserve	$-	$-	$-
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2014
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$646	$605	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	1,272	1,272	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,425	4,400	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	10,306	8,207	-
With an allocated reserve	5,500	5,500	19
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$16,649	$14,484	$-
With an allocated reserve	$5,500	$5,500	$19
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$604	$12	$959	$15
With an allocated reserve	-	-	106	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	1,265	15	2,377	22
With an allocated reserve	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,400	44	-	-
With an allocated reserve	-	-	4,400	-
Commercial Real Estate
With no allocated reserve	8,199	36	7,198	185
With an allocated reserve	2,750	97	15,006	31
Construction
With no allocated reserve	-	-	-	-
With an allocated reserve	-	-	-	-
Total
With no allocated reserve	$14,468	$107	$10,534	$222
With an allocated reserve	$2,750	$97	$19,512	$31

Reserve Liability for First Loss Position

Until February 20, 2014, the Bank serviced a pool of loans that it sold to FNMA. Pursuant to the sale agreement with FNMA, the Bank retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position"). The Bank maintained a reserve liability in relation to the First Loss Position that reflected estimated losses on this loan pool. This reserve liability was recorded as a component of other liabilities, and was estimated using a similar methodology to the allowance for loan losses, with periodic increases or decreases recognized through provisions, charge-offs or recoveries. On February 20, 2014, the Bank repurchased the remaining loans within this pool of loans and extinguished both the First Loss Position and the remaining $1,040 related reserve liability.

10.   INVESTMENT AND MORTGAGE-BACKED SECURITIES
The following is a summary of major categories of securities owned by the Company (excluding trading securities) at March 31, 2015:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$15,589	$5,326	$1,077	$(156)	$6,247
Available-for-sale securities:
Investment securities
Registered Mutual Funds	3,868	3,868	34	(56)	3,846
MBS
Pass-through MBS issued by GSEs	469	469	16	-	485
(1)  Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $908 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at December 31, 2014:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	UnrealizedLosses	Fair Value
Investment securities held-to-maturity:
TRUPS	$15,815	$5,367	$1,119	$(171)	$6,315
Available-for-sale securities:
Investment securities
Registered Mutual Funds	3,860	3,860	-	(124)	3,736
Agency notes	70	70	-	-	70
MBS
Pass-through MBS issued by GSEs	24,154	24,154	1,453	-	25,607
Private issuer pass through MBS	449	449	6	-	455
Private issuer collateralized mortgage obligations ("CMOs")	343	343	4	-	347
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

      The held-to-maturity TRUPS had a weighted average term to maturity of 19.7 years at March 31, 2015.  At March 31, 2015, the pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 12.9 years. All of the pass-through MBS issued by GSEs possess an annual interest rate adjustment.

Proceeds from the sales of investment securities available-for-sale totaled $70 during the three months ended March 31, 2015. No gain or loss was recognized on these sales. Proceeds from the sales of MBS available-for-sale totaled $24,307 during the three months ended March 31, 2015. Gross gains of $1,395 and gross losses of $7 were recognized on these sales. There were no sales of investment securities or MBS available-for-sale during the three months ended March 31, 2014.

Tax provisions related to the gains on sales of investment securities and MBS available-for-sale recognized during the three months ended March 31, 2015 are disclosed in the condensed consolidated statements of comprehensive income.

As of each reporting period through March 31, 2015, the Company has applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of March 31, 2015, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At March 31, 2015, these five securities had credit ratings ranging from "C" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended March 31, 2015			At or for the Three Months Ended March 31, 2014
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative pre-tax balance at the beginning of the period	$8,945	$569	$9,514	$8,945	$601	$9,546
Amortization of previously recognized OTTI	(150)	(8)	(158)	-	(8)	(8)
Cumulative pre-tax balance at end of the period	$8,795	$561	$9,356	$8,945	$593	$9,538

The following table summarizes the gross unrealized losses and fair value of investment securities as of March 31, 2015, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,523	$156	$2,523	$156
Available-for-Sale Securities:
Registered Mutual Funds	1,880	56	-	-	1,880	56

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2015, impairment of two TRUPS was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

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

Assets Measured at Fair Value on a Recurring Basis at March 31, 2015
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,481	$1,481	$-	$-
International Equity Mutual Funds	174	174	-	-
Fixed Income Mutual Funds	7,092	7,092	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,229	2,229	-	-
International Equity Mutual Funds	440	440	-	-
Fixed Income Mutual Funds	1,177	1,177	-	-
Pass-through MBS issued by GSEs	485	-	485	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,399	$1,399	$-	$-
International Equity Mutual Funds	159	159	-	-
Fixed Income Mutual Funds	7,001	7,001	-	-
Investment securities available-for-sale:
Agency notes	70	-	70	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,160	2,160	-	-
International Equity Mutual Funds	415	415	-	-
Fixed Income Mutual Funds	1,161	1,161	-	-
Pass-through MBS issued by GSEs	25,607	-	25,607	-
Private issuer pass through MBS	455	-	455	-
Private issuer CMOs	347	-	347	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of March 31, 2015 and December 31, 2014. Obtaining market values as of March 31, 2015 and December 31, 2014 for these securities utilizing significant observable inputs was not difficult due to their considerable demand. The agency notes, private issuer pass through MBS, and private issuer CMOs owned by the Company at December 31, 2014 were sold during the three months ended March 31, 2015. For each security classification, the value received from the sale approximated the most recently obtained pricing utilizing the methodology indicated above.

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2015
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
Commercial Mixed Use Real Estate	$4,400	$-	$-	$4,400

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
Commercial Mixed Use Real Estate	$4,400	$-	$-	$4,400

      Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2015 and December 31, 2014 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale value (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of both March 31, 2015 and December 31, 2014, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $4,400, and no valuation allowance within the allowance for loan losses. Such loans had no impact upon the provision for loan losses during the three months ended either March 31, 2015 or 2014.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at March 31, 2015:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Minimum Value	Maximum Value	Weighted Average Value
$4,400	Income approach only	Capitalization rate	N/A(1)	N/A(1)	7.5%
(1)  Only one loan in population.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2014:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Minimum Value	Maximum Value	Weighted Average Value
$4,400	Income approach only	Capitalization rate	N/A(1)	N/A(1)	7.5%
(1)  Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at March 31, 2015 and December 31, 2014 were as follows:

		Fair Value at March 31, 2015 Using
At March 31, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$79,149	$79,149	$-	$-	$79,149
Federal funds sold and other short-term investments	250	250	-	-	250
Investment securities held to maturity (TRUPS)	5,326	-	-	6,247	6,247
Loans, net (excluding impaired loans carried at fair value)	4,212,080	-	-	4,294,434	4,294,434
Accrued interest receivable	12,798	2	31	12,765	12,798
Mortgage Servicing Rights ("MSR")	320	-	320	-	320
FHLBNY capital stock	52,782	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	1,914,571	1,914,571	-	-	1,914,571
Certificates of Deposit ("CDs")	927,863	-	938,214	-	938,214
Escrow and other deposits	114,476	114,476	-	-	114,476
FHLBNY Advances	1,048,725	-	1,061,362	-	1,061,362
Trust Preferred securities payable	70,680	-	70,680	-	70,680
Accrued interest payable	2,729	-	2,729	-	2,729

		Fair Value at December 31, 2014 Using
At December 31, 2014	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$78,187	$78,187	$-	$-	$78,187
Federal funds sold and other short-term investments	250	250	-	-	250
Investment securities held to maturity (TRUPS)	5,367	-	-	6,315	6,315
Loans, net (excluding impaired loans carried at fair value)	4,096,347	-	-	4,188,137	4,188,137
Accrued interest receivable	12,664	2	104	12,558	12,664
MSR	351	-	351	-	351
FHLBNY capital stock	58,407	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	1,733,474	1,733,474	-	-	1,733,474
CDs	926,318	-	934,324	-	934,324
Escrow and other deposits	91,921	91,921	-	-	91,921
FHLBNY Advances	1,173,725	-	1,186,069	-	1,186,069
Trust Preferred securities payable	70,680	-	70,680	-	70,680
Accrued interest payable	2,729	-	2,729	-	2,729

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

TRUPS Held to Maturity – At both March 31, 2015 and December 31, 2014, the Company owned seven TRUPS classified as held-to-maturity.  Late in 2008, the market for these securities became illiquid, and continued to be deemed illiquid as of March 31, 2015.  As a result, at both March 31, 2015 and December 31, 2014, their estimated fair value was obtained utilizing a blended valuation approach (Level 3 pricing).  Under the blended valuation approach, the Bank utilized the following valuation sources: 1) broker quotations, which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4, were given a minor 10% weighting (deemed to be a Level 2 valuation); 2) an internally created cash flow valuation model that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation"), was given a 45% weighting (deemed to be a Level 3 valuation); and 3) a minimum of two of three available independent cash flow valuation models were averaged and given a 45% weighting (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third parties).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were as follows:

(i) Current Discount Rate – The current discount rate utilized was derived from the Bloomberg fair market value curve for debt offerings of similar credit rating.  In the event that a security had a split credit rating, separate cash flow valuations were made utilizing the appropriate discount rate and were averaged in order to determine the Internal Cash Flow Valuation.  In addition, the discount rate was interpolated from the Bloomberg fair market value curve for securities possessing a credit rating below "B."  The existing discount rates utilized to compute fair value as of March 31, 2015 ranged from 4.0% to 10.0%, with a weighted average value of 5.9%.

(ii) Defaults – The Company utilized the most recently published measures of capital adequacy and/or problematic assets to estimate potential defaults in the collateral pool of performing issuers underlying the seven securities.  In instances where problematic assets equaled or exceeded the issuer's regulatory capital, or the issuer's capital level fell below the limits established by the regulatory agencies, defaults were deemed probable to occur.  Based upon the application of this methodology, the computed default rates utilized in the determination of the fair value of the TRUPS as of March 31, 2015 ranged from 0% to 2.7% of the performing security pool balance, with a weighted average rate of 0.9%.  The Company additionally utilized a standard default rate of 1.2% every three years, which was applied uniformly.

(iii) Cash Flows – The expected payments for the tranche of each security owned by the Company, as adjusted to assume that all estimated defaults occur immediately.  The cash flows further assumed an estimated recovery rate of 10% per annum to occur one year after initial default, which was applied uniformly.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at March 31, 2015 and December 31, 2014, the Company utilized two additional independent cash flow valuation models in order to estimate the fair value of TRUPS.  The two independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions utilized to derive estimated cash flows, individual bank defaults and discount rate.  Weighting was applied to all valuations utilized at each period end, including the Internal Cash Flow Valuation.
      Loans, Net (Excluding Impaired Loans Carried at Fair Value) – For adjustable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be comparable to a Level 3 input, the fair value of loans receivable other than impaired loans measured at fair value is shown under the Level 3 valuation column.

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

Trust Preferred Securities Payable – The fair value of trust preferred securities payable is estimated using discounted cash flow analyses based on then current borrowing rates for similar types of borrowing arrangements (deemed a Level 2 valuation), and is provided to the Company quarterly independently by a market maker in the underlying security.

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

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$9	$-	$10
Interest cost	344	510	338	58
Expected return on assets	(414)	-	(444)	-
Curtailment gain(1)	-	(3,394)	-	-
Amortization of unrealized loss	480	(13)	$261	$-
Net periodic cost (gain)	$410	$(2,888)	$155	$68
(1)	The Postretirement Plan was amended effective March 31, 2015, whereby future retirees will not be eligible to participate in the plan. This plan amendment resulted in a curtailment gain.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2014 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2015 as follows: Employee Retirement Plan - $14, BMP - $604, Outside Director Retirement Plan - $188, and Postretirement Plan - $145.  The Company made contributions of $5 to the Employee Retirement Plan during the three months ended March 31, 2015, and expects to make the remainder of the estimated contributions during 2015.  The Company made benefit payments of $45 on behalf of the Outside Director Retirement Plan during the three months ended March 31, 2015, and expects to make the remainder of the estimated net contributions or benefit payments during 2015.  The Company made benefit payments totaling $17 on behalf of the Postretirement Plan during the three months ended March 31, 2015, and expects to make the remainder of the estimated $145 of contributions or benefit payments during 2015. Since all benefit payments expected to be made to the Postretirement Plan for the year ending December 31, 2015 related to previously earned benefits, the curtailment of future Postretirement Plan benefits enacted during the three months ended March 31, 2015 had no impact upon the expected benefit payments to be made in 2015. The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the three months ended March 31, 2015, and does not currently expect to make benefit payments on behalf of the BMP during 2015, since anticipated retirements that formed the basis for these expected benefit payments in 2015 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended March 31, 2015 and 2014, the Company's consolidated effective tax rates were 40.2% and 41.7%, respectively. A combination of additional tax strategies and recent tax law changes lowered the effective tax rate in 2015 compared to 2014. There were no significant unusual income tax items during the three months ended March 31, 2015 or 2014.

14.   MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of income was comprised of the following items:

	Three Months Ended March 31,
	2015	2014
Gain on the sale of loans	$-	$27
Credit to the liability for the First Loss Position	-	1,040
Mortgage banking fees (reversed) recognized	72	(68)
Net mortgage banking income	$72	$999

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Regulatory Developments

Basel III Capital Rules. In July 2013, the Bank's primary federal regulator, the Federal Deposit Insurance Corporation ("FDIC"), and the Holding Company's principal regulator, the Federal Reserve Bank, published final rules (the "Basel III Capital Rules") that implement, in part, agreements reached by the Basel Committee on Banking Supervision ("Basel Committee") in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" ("Basel III") and imposed new capital requirements on the Bank and the Holding Company, effective January 1, 2015.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital ("CET1"); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules.  When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization's capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

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

Implementation of the deductions from, and other adjustments to, CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.  In particular, the Basel III Capital Rules provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replace the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach in which senior securitization tranches are assigned a risk weight associated with the underlying exposure and requiring a banking organization to hold capital for the senior tranche based on the risk weight of the underlying exposures.  Under the revised approach, for subordinate securitization tranches, a banking organization must hold capital for the subordinate tranche, as well as all more senior tranches for which the subordinate tranche provides credit support.

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

The Basel III Capital Rules will increase the required capital levels of the Bank and will subject the Holding Company to consolidated capital rules. The Bank and Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders' equity for the purposes of determining the regulatory capital ratios.  The following table summarizes the capital ratios calculated under the Basel III Capital Rules framework as of March 31, 2015.

	Bank	Consolidated Company	Basel III Minimum Requirement	Basel III Minimum Requirement Plus 2.5% Buffer(1)	Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(2)
Common equity Tier 1 capital to risk weighted assets	12.43%	12.49%	4.5%	7.0%	6.5%
Tier 1 Capital to risk weighted assets	12.43	14.53	6.0	8.5	8.0
Total Capital to risk weighted assets	12.98	15.07	8.0	10.5	10.0
Tier 1 Capital to average assets (Leverage ratio)	9.35	10.94	4.0	n/a	5.0
(1)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(2)	Only the Bank is subject to these requirements.

Implementation of the Basel III Capital Rules effective January 1, 2015 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of March 31, 2015, the Bank and the Holding Company would meet all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2015	2014
Performance and Other Selected Ratios:
Return on Average Assets	1.04%	0.97%
Return on Average Stockholders' Equity	10.18	9.12
Stockholders' Equity to Total Assets	10.17	10.32
Loans to Deposits at End of Period	148.93	152.51
Loans to Earning Assets at End of Period	95.40	96.79
Net Interest Spread	2.59	2.87
Net Interest Margin	2.80	3.06
Average Interest Earning Assets to Average Interest Bearing Liabilities	115.64	115.84
Non-Interest Expense to Average Assets	1.23	1.53
Efficiency Ratio	43.32	48.46
Effective Tax Rate	40.22	41.70
Dividend Payout Ratio	42.42	50.00
Per Share Data:
Reported EPS (Diluted)	$0.33	$0.28
Cash Dividends Paid Per Share	0.14	0.14
Stated Book Value	12.65	12.03
Asset Quality Summary:
Net Charge-offs	$84	$6
Non-performing Loans	6,399	12,776
Non-performing Loans/Total Loans	0.15%	0.32%
Non-performing Assets	$7,453	$13,694
Non-performing Assets/Total Assets	0.16%	0.32%
Allowance for Loan Loss/Total Loans	0.43	0.52
Allowance for Loan Loss/Non-performing Loans	285.00	159.90
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.51x	2.46x
Excluding Interest on Deposits	3.53	3.41
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

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY.  The Bank may also sell selected multifamily residential or mixed use real estate loans to private sector secondary market purchasers, and has in the past sold such loans and one to four family residential loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $182.6 million during the three months ended March 31, 2015, compared to an increase of $79.8 million during the three months ended March 31, 2014.  Within deposits, core deposits (i.e., non-CDs) increased $181.1 million during the three months ended March 31, 2015 and $39.8 million during the three months ended March 31, 2014.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs increased $1.5 million during the three months ended March 31, 2015 and $40.0 million during the three months ended March 31, 2014.  These increases resulted primarily from successful promotional activities related to 30-month and 5-year traditional CDs as well as Individual Retirement Account CDs.

The Bank reduced its outstanding FHLBNY advances by $125.0 million during the three months ended March 31, 2015, reflecting both the utilization of deposit inflows to fund asset growth and other operational needs, as well as the prepayment of a $25.0 million, 4.27% fixed-rate advance due to mature in 2016. The Bank increased its outstanding FHLBNY advances by $123.2 million during the three months ended March 31, 2014, reflecting a need for additional borrowings in order to fund the $221.9 million of loan repurchases that occurred during the quarter.

During the three months ended March 31, 2015, principal repayments totaled $155.5 million on real estate loans (including refinanced loans) and $1.6 million on MBS, and proceeds from the sale of MBS totaled $24.3 million.  During the three months ended March 31, 2014, principal repayments totaled $178.4 million on real estate loans (including refinanced loans) and $1.7 million on MBS. There were no sales of MBS during the three months ended March 31, 2014. The decrease in principal repayments on real estate loans reflected reduced loan refinancing activity during the three months ended March 31, 2015.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At March 31, 2015, the Bank had an additional potential borrowing capacity of $549.4 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At March 31, 2015, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the three months ended March 31, 2015 and 2014, real estate loan originations totaled $273.1 million and $216.3 million, respectively.  The increase from the three months ended March 31, 2014 to the three months ended March 31, 2015 reflected the Company's election to compete less aggressively for new loans during the three months ended March 31, 2014 as a result of the $221.9 million of loans repurchased during the period.  Security purchases were de-emphasized during the three months ended both March 31, 2015 and 2014.

The Holding Company repurchased 20,000 shares of its common stock during the three months ended March 31, 2015 at an aggregate cost of $300,000. No treasury repurchases occurred during the three months ended March 31, 2014. As of March 31, 2015, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $16.10 per share closing price of its common stock as of March 31, 2015, the Holding Company would utilize $17.8 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $5.0 million in cash dividends on its common stock during the three months ended both March 31, 2015 and 2014.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment.  In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as customer CDs with fixed contractual interest rates.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which became callable at any time commencing in April 2009.  The Holding Company does not currently intend to call this debt.  The facts and circumstances surrounding these obligations have not changed materially since December 31, 2014.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of March 31, 2015:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$39,426	$-	$-	$-	$39,426
Other loan commitments	102,033	-	-	-	102,033
Total Off-Balance Sheet Arrangements	$136,487	$-	$-	$-	$136,487

Asset Quality

General
At both March 31, 2015 and December 31, 2014, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, fourteen non-accrual loans (excluding deposit overdraft loans) totaled $6.4 million at March 31, 2015 and thirteen non-accrual loans (excluding deposit overdraft loans) totaled $6.2 million at December 31, 2014, representing 0.15% of total loans at both March 31, 2015 and December 31, 2014.  During the three months ended March 31, 2015, three loans totaling $437,000 were added to non-accrual status, which were partially offset by the transfer of a $130,000 loan to OREO and principal amortization of $106,000 recognized on six non-accrual loans during the period.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $14.5 million, consisting of eleven loans, at March 31, 2015, compared to $20.0 million, consisting of twelve loans, at December 31, 2014.  During the three months ended March 31, 2015, a $5.5 million loan was fully satisfied under its contractual terms, and principal amortization totaling $30,000 was recognized on six impaired loans.

The following is a reconciliation of non-accrual and impaired loans at March 31, 2015:

(Dollars in Thousands)
Non-accrual loans	$6,399
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(1,145)
TDRs retained on accrual status	9,199
Impaired loans	$14,453

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three months ended March 31, 2015 and 2014.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 33.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy, as disclosed on page 33 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both March 31, 2015 and 2014, the great majority of TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

OREO

 Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value (a.k.a fair value) of the property quarterly thereafter.  OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense.  Only the appraised value, or either contractual or formal marketed values that fall below the appraised value, are used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

The Bank did not recognize any write-downs on OREO properties during the three months ended March 31, 2015 and 2014.  OREO properties totaled $148,000 at March 31, 2015 and $18,000 at December 31, 2014.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At March 31, 2015	At December 31, 2014
	(Dollars in Thousands)
One- to four-family residential including condominium and cooperative apartment	$1,141	$1,310
Multifamily residential and residential mixed use real estate	537	167
Commercial real estate and commercial mixed use real estate	4,717	4,717
Consumer	4	4
Sub-total	6,399	6,198
Non-accrual loans held for sale	-	-
Total non-accrual loans	6,399	6,198
Non-performing TRUPS	906	904
OREO	148	18
Total non-performing assets	7,453	7,120
Ratios:
Total non-accrual loans to total loans	0.15%	0.15%
Total non-performing assets to total assets	0.16	0.16

TDRs and Impaired Loans
TDRs	$14,287	$19,817
Impaired loans (1)	14,453	19,983
(1) Amount includes all TDRs at both March 31, 2015 and December 31, 2014.  See the discussion entitled "Impaired Loans" commencing on page 33 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had four real estate loans, totaling $1.2 million, that were delinquent between 30 and 89 days at March 31, 2015, a net reduction of $200,000 compared to six such loans totaling $1.4 million at December 31, 2014. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary Loan Modifications

There were no temporary modifications entered into during the three-months ended March 31, 2015 or 2014. Temporary modifications previously entered into performed under their contractual terms during the three-months ended March 31, 2015 and 2014.

Reserve for Loan Commitments

At March 31, 2015 and December 31, 2014, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended March 31, 2015 and December 31, 2014.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At March 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$-	$19
Substandard loans not deemed impaired or evaluated individually for impairment	122	371
Special Mention loans not deemed impaired	170	228
Pass graded loans	17,923	17,851
Sub-total real estate loans	18,215	18,469
Consumer loans	22	24
TOTAL	$18,237	$18,493

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Net charge-offs	$(84)	$(6)
(Credit) Provision	(172)	281

The allowance for loan losses declined $256,000 during the three months ended March 31, 2015, with nominal net charge-offs of $84,000 recognized during the period, coupled with a credit (negative provision) of $172,000 recognized primarily due to lower estimated reserves on loans rated substandard that were either not deemed impaired or evaluated individually for impairment.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended March 31, 2015 and 2014, and as of December 31, 2014, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Assets.  Assets totaled $4.6 billion at March 31, 2015, $86.2 million above their level at December 31, 2014.

Real estate loans increased $115.7 million during the three months ended March 31, 2015.  During the three months ended March 31, 2015, the Bank originated $273.1 million of real estate loans (including refinancing of existing loans), which exceeded the $2.3 million of sales and $155.5 million of aggregate amortization on such loans (also including refinancing of existing loans).

Partially offsetting the growth in real estate loans was a reduction of $25.9 million in MBS available-for-sale, as the Company sold $24.3 million of MBS available-for-sale during the three months ended March 31, 2015 and experienced principal amortization of $1.6 million prior to the sale. The Company also reduced its investment in FHLBNY common stock by $5.6 million during the three months ended March 31, 2015 as a result of a $125.0 million decline in its outstanding FHLBNY borrowings during the period.

Liabilities.  Total liabilities increased $79.9 million during the three months ended March 31, 2015.  Retail deposits (due to depositors) increased $182.6 million and FHLBNY advances declined $125.0 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and decline in FHLBNY advances during the three months ended March 31, 2015.  Mortgagor escrow and other deposits, which typically grow during the first and third quarters of each calendar year, grew $22.6 million during the three months ended March 31, 2015.

Stockholders' Equity.  Stockholders' equity increased $6.3 million during the three months ended March 31, 2015, due primarily to net income of $11.8 million, and an $822,000 aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $5.0 million in cash dividends paid during the period and an increase in the accumulated other comprehensive loss of $1.1 million. The increased accumulated other comprehensive loss resulted from a combination of the sale of MBS that previously served to lower accumulated other comprehensive loss, since they possessed an unrealized gain, as well as from adjustments to defined benefit plans.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General.  Net income was $11.8 million during the three months ended March 31, 2015, an increase of $1.8 million from net income of $10.0 million during the three months ended March 31, 2014.  During the comparative period, the provision for loan losses was reduced by $453,000, non-interest income increased $241,000, and non-interest expense declined $2.0 million. Partially offsetting these additions to pre-tax income was a reduction of $161,000 in net interest income during the comparative period.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2015 and 2014 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$4,172,422	$41,788	4.01%	$3,819,210	$40,861	4.28%
Other loans	1,661	$24	5.78	1,980	$25	5.05
MBS	23,119	$181	3.13	29,475	$248	3.37
Investment securities	18,414	$169	3.67	29,597	$70	0.95
Federal funds sold and other short-term investments	86,188	$650	3.02	69,035	$522	3.02
Total interest-earning assets	4,301,804	$42,812	3.98%	3,949,297	$41,726	4.23%
Non-interest earning assets	218,512			193,310
Total assets	$4,520,316			$4,142,607

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$77,086	$55	0.29%	$84,965	$59	0.28%
Money Market accounts	1,179,713	1,915	0.66	1,052,680	1,315	0.51
Savings accounts	372,308	45	0.05	377,705	46	0.05
CDs	928,039	3,205	1.40	842,130	3,201	1.54
Borrowed Funds	1,162,983	7,498	2.61	1,051,784	6,850	2.64
Total interest-bearing liabilities	3,720,129	$12,718	1.39%	3,409,264	$11,471	1.36%
Non-interest bearing checking accounts	193,645			173,029
Other non-interest-bearing liabilities	143,872			120,027
Total liabilities	4,057,646			3,702,320
Stockholders' equity	462,670			440,287
Total liabilities and stockholders' equity	$4,520,316			$4,142,607
Net interest income		$30,094			$30,255
Net interest spread			2.59%			2.87%
Net interest-earning assets	$581,675			$540,033
Net interest margin			2.80%			3.06%
Ratio of interest-earning assets to interest-bearing liabilities			115.64%			115.84%

Rate/Volume Analysis

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$3,642	$(2,715)	$927
Other loans	(5)	4	(1)
MBS	(51)	(16)	(67)
Investment securities	(64)	163	99
Federal funds sold and other short-term investments	129	(1)	128
Total	$3,651	$(2,565)	$1,086

Interest-bearing liabilities:
Interest bearing checking accounts	$(6)	$2	$(4)
Money market accounts	185	415	600
Savings accounts	(1)	-	(1)
CDs	311	(307)	4
Borrowed funds	725	(77)	648
Total	$1,214	$33	$1,247
Net change in net interest income	$2,437	$(2,598)	$(161)

The Company's net interest income and net interest margin during the three months ended March 31, 2015 and 2014 were impacted by the following factors:

·
During the period January 1, 2009 through March 31, 2015, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

·
Increased marketplace competition and refinancing activity on real estate loans, particularly during the years ended December 31, 2012, 2013 and 2014, has resulted in an ongoing reduction in the average yield on real estate loans.

      Interest Income.  Interest income was $42.8 million during the three months ended March 31, 2015, an increase of $1.1 million from the three months ended March 31, 2014, primarily reflecting increases of $927,000 in interest income on real estate loans and $128,000 in interest income on federal funds sold and other short term investments. The increased interest income on real estate loans reflected growth of $353.2 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period April 1, 2014 through March 31, 2015. Partially offsetting the higher interest income on real estate loans from the growth in their average balance, was a reduction of 27 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition. The increase in interest income on federal funds sold and other short-term investments resulted from additional income from the Company's investment in Federal Home Loan Bank of New York capital stock, as the average balance of Federal Home Loan Bank of New York capital stock was $4.1 million higher during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Interest Expense.  Interest expense increased $1.2 million, to $12.7 million, during the three months ended March 31, 2015, from $11.5 million during the three months ended March 31, 2014.  The increase resulted primarily from additional interest expense of $600,000 on money market deposits and $648,000 on borrowed funds during the comparative period. Successful promotional money market deposit gathering efforts resulted in an increase of $127.0 million in their average balance from the March 2014 quarter to the March 2015 quarter, while also adding 15 basis points to their average cost during the same period. The Company recognized $1.4 million of additional interest expense on borrowed funds associated with the prepayment of a $25.0 million Federal Home Loan Bank of New York advance in March 2015.  Excluding this additional cost, interest expense on borrowings would have declined $714,000 due to a 50 basis point reduction in their average cost, as borrowing costs remained historically low during the period April 1, 2014 through March 31, 2015.

Provision for Loan Losses. The Company recognized a credit (negative provision) for loan losses of $172,000 during the three months ended March 31, 2015, compared to a provision of $281,000 during the three months ended March 31, 2014.  The reduction reflected the improvement in the overall credit quality of the loan portfolio experienced from April 1, 2014 through March 31, 2015.

Non-Interest Income.  Total non-interest income increased $241,000 from the three months ended March 31, 2014 to the three months ended March 31, 2015, due primarily to increases of $219,000 in income from BOLI and approximately $428,000 of loan-related fee income during the comparative period, and a gain of $1.4 million recognized on the sale of MBS during the three months ended March 31, 2015. Partially offsetting these increases was a $649,000 gain on the sale of real estate recognized during the March 2014 quarter, as well as a credit of $1.0 million recognized as additional mortgage banking income during the three months ended March 31, 2014. The $1.0 million credit eliminated the liability in relation to the First Loss Position on loans that were re-acquired from FNMA during the three months ended March 31, 2014.

Non-Interest Expense.  Non-interest expense was $13.9 million during the three months ended March 31, 2015, a reduction of $2.0 million from $15.8 million during the three months ended March 31, 2014, reflecting a non-recurring $3.4 million reduction recognized in salaries and employee benefits from the curtailment of certain postretirement health benefits. Excluding the impact of the $3.4 million defined benefit curtailment, non-interest expense would have increased by $1.4 million during the comparative period as a result of higher salaries and employee benefits, increased occupancy and equipment expenses from the accelerated depreciation of some automated teller machine equipment and additional marketing expenses tied to both brand recognition and deposit gathering initiatives.

Excluding the non-recurring $3.4 million reduction, non-interest expense was 1.53% of average assets during the three months ended March 31, 2015, unchanged from the three months ended March 31, 2014.

Income Tax Expense.   Income tax expense approximated $7.9 million during the three months ended March 31, 2015, up from $7.2 million during the three months ended March 31, 2014, due to an increase of $2.5 million in pre-tax income during the comparative period.  The Company's consolidated tax rate was 40.2% during the three months ended March 31, 2015, down from 41.7% during the three months ended March 31, 2014. A combination of additional tax strategies and tax law changes lowered the effective tax rate in 2015 compared to 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2014 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2015.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2015, the Company owned nine mutual fund investments totaling $8.7 million that were designated as trading.  At March 31, 2015, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2014 to March 31, 2015.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of March 31, 2015 and December 31, 2014, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both March 31, 2015 and December 31, 2014.

	At March 31, 2015			At December 31, 2014
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$476,076	$(51,045)	-9.7%	$498,138	$(49,201)	-9.0%
Pre-Shock Scenario	527,121	-	-	547,339	-	-

The Bank's Pre-Shock EVE decreased from $547.3 million at December 31, 2014 to $527.1 million at March 31, 2015. The decrease resulted from less favorable valuations ascribed to the Bank's real estate portfolio due to both a decline in the portfolio rate from December 31, 2014 to March 31, 2015 and growth in the Bank's real estate portfolio during the three months ended March 31, 2015 from loans carrying market interest rates.  Additionally, there was a less favorable valuation on core deposits resulting from a change in the projected re-pricing schedule for various money market accounts.

The Bank's EVE in the +200 basis point Rate Shock Scenario decreased from $498.1 million at December 31, 2014 to $476.1 million at March 31, 2015. The factors contributing to the less favorable valuation included both a decrease in the value of the Bank's real estate loans as discussed in the Pre-Shock EVE Scenario above, and a less favorable valuation on the Bank's wholesale borrowing portfolio resulting from a reduction in its duration from December 31, 2014 to March 31, 2015. Partially offsetting the decrease was a more favorable valuation on core deposits resulting from a change in the projected re-pricing schedule for various money market accounts.

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

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(10.8)%
+ 100 Basis Points	(5.9)
-100 Basis Points	5.0

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2015, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	During the three months ended March 31, 2015, the Holding Company purchased 20,000 shares of its common stock into treasury. A summary of the shares repurchased by month is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
January 2015	20,000	$15.00	20,000	1,104,549
February 2015	-	-	-	1,104,549
March 2015	-	-	-	1,104,549

All repurchases in the above table were made under the Holding Company's Twelfth Stock Repurchase Program, which was approved by the Holding Company's Board of Directors and publicly announced on June 21, 2007.  No existing repurchase programs expired during the three months ended March 31, 2015, nor did the Company terminate any repurchase programs prior to expiration during the quarter.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.Exhibits

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (13)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (8)
10.22	Waiver executed by Vincent F. Palagiano (7)
10.23	Waiver executed by Michael P. Devine (7)
10.24	Waiver executed by Kenneth J. Mahon (7)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (6)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (6)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (9)
10.29	Dime Community Bancshares, Inc. Annual Incentive Plan (9)
10.30	Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (9)
10.32	Amendment to the Benefit Maintenance Plan (15)
10.33	Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (16)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (17)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (18)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (18)
10.37	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan
10.38	Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (20)

10.39	Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed on September 28, 2000.
(5)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(6)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(9)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010.
(11)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(14)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(16)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(17)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(18)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.
(19)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 23, 2014.
(20)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 7, 2015	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 7, 2015	By: /s/ Michael Pucella
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)