Form 10-Q
period 2015-06-30
DIME COMMUNITY BANCSHARES INC
filed 2015-08-07
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                    June 30, 2015
OR

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 6, 2015
$.01 Par Value	37,189,352

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

Item 1.  Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)
	June 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$67,946	$78,187
Federal funds sold and other short-term investments	-	250
Total cash and cash equivalents	67,946	78,437
Investment securities held-to-maturity (estimated fair value of $7,787 and $6,315 at June 30, 2015 and December 31, 2014, respectively)(fully unencumbered)	5,300	5,367
Investment securities available-for-sale, at fair value (fully unencumbered)	3,842	3,806
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered)	459	26,409
Trading securities	8,777	8,559
Loans:
Real estate, net	4,304,309	4,117,411
Consumer loans	1,954	1,829
Less allowance for loan losses	(18,553)	(18,493)
Total loans, net	4,287,710	4,100,747
Loans held for sale	333	-
Premises and fixed assets, net	15,263	25,065
Premises held for sale	8,799	-
Federal Home Loan Bank of New York ("FHLBNY") capital stock	52,728	58,407
Other real estate owned ("OREO")	148	18
Bank Owned Life Insurance ("BOLI")	83,830	82,614
Goodwill	55,638	55,638
Other assets	53,762	52,040
Total Assets	$4,644,535	$4,497,107
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,722,850	$2,472,199
Non-interest bearing deposits	210,957	187,593
Total deposits	2,933,807	2,659,792
Escrow and other deposits	87,239	91,921
FHLBNY advances	1,033,725	1,173,725
Trust Preferred securities payable	70,680	70,680
Other liabilities	41,137	41,264
Total Liabilities	4,166,588	4,037,382
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2015 and December 31, 2014)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,145,798 shares and 52,871,443 shares issued at June 30, 2015 and December 31, 2014, respectively, and 37,189,352 shares and 36,855,019 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	532	529
Additional paid-in capital	259,637	254,358
Retained earnings	440,335	427,126
Accumulated other comprehensive loss, net of deferred taxes	(9,349)	(8,547)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,429)	(2,545)
Unearned Restricted Stock Award common stock	(3,165)	(3,066)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,354)	(9,164)
Treasury stock, at cost (15,956,446 shares and 16,016,424 shares at June 30, 2015 and December 31, 2014, respectively)	(198,260)	(198,966)
Total Stockholders' Equity	477,947	459,725
Total Liabilities And Stockholders' Equity	$4,644,535	$4,497,107
See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans secured by real estate	$43,473	$41,973	$85,261	$82,834
Other loans	24	29	48	54
Mortgage backed securities	2	236	183	484
Investment securities	121	136	290	206
Federal funds sold and other short-term investments	578	536	1,228	1,058
Total interest income	44,198	42,910	87,010	84,636
Interest expense:
Deposits and escrow	5,670	4,992	10,890	9,613
Borrowed funds	5,458	7,324	12,956	14,174
Total interest expense	11,128	12,316	23,846	23,787
Net interest income	33,070	30,594	63,164	60,849
Credit for loan losses	(1,135)	(1,130)	(1,307)	(849)
Net interest income after credit for loan losses	34,205	31,724	64,471	61,698
Non-interest income:
Service charges and other fees	799	769	1,549	1,424
Net mortgage banking income	41	82	113	1,082
Net (loss) gain on securities	(25)	63	1,425	77
Net gain on the disposal of other assets	-	-	-	649
Income from BOLI	611	379	1,216	765
Other	251	272	675	628
Total non-interest income	1,677	1,565	4,978	4,625
Non-interest expense:
Salaries and employee benefits	8,600	8,146	14,499	16,665
Stock benefit plan amortization expense	940	969	1,882	1,958
Occupancy and equipment	2,490	2,392	5,434	5,143
Data processing costs	877	815	1,752	1,653
Federal deposit insurance premiums	576	524	1,127	1,029
Other	2,883	2,452	5,536	4,673
Total non-interest expense	16,366	15,298	30,230	31,121
Income before income taxes	19,516	17,991	39,219	35,202
Income tax expense	7,987	7,531	15,912	14,708
Net income	$11,529	$10,460	$23,307	$20,494
Earnings per Share:
Basic	$0.32	$0.29	$0.65	$0.57
Diluted	$0.32	$0.29	$0.64	$0.57

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)
Net Income	$11,529	$10,460	$23,307	$20,494
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of deferred tax expense of $10 and $8 during the three months ended June 30, 2015 and 2014, respectively, and $21 and $16 during the six months ended June 30, 2015 and 2014, respectively	12	10	25	22
Reduction in (adjustment to) non-credit component of other than temporary impairment ("OTTI"), net of deferred tax expense (benefit) of $(16) and $4 during the three months ended June 30, 2015 and 2014, respectively, and $(12) and $8 during the six months ended June 30, 2015 and 2014, respectively	(19)	4	(15)	8
Reclassification adjustment for securities sold during the period, net of income tax expense (benefit) of $2 during the three months ended June 30, 2015 and $(624) during the six months ended June 30, 2015 (reclassified from net gain on securities)	2	-	(760)	-
Net unrealized securities gains (losses) arising during the period, net of deferred tax expense (benefit) of $(2) and $57 during the three months ended June 30, 2015 and 2014, respectively, and $15 and $27 during the six months ended June 30, 2015 and 2014, respectively	(4)	70	20	33
Change in pension and other postretirement obligations, net of deferred tax expense (benefit) of $210 and $117 during the three months ended June 30, 2015 and 2014, respectively, and $(58) and $234 during the six months ended June 30, 2015 and 2014, respectively	257	144	(72)	288
Comprehensive Income	$11,777	$10,688	$22,505	$20,845

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
 (Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Common Stock (Par Value $0.01):
Balance at beginning of period	$529	$528
Shares issued in exercise of options	3	1
Balance at end of period	532	529
Additional Paid-in Capital:
Balance at beginning of period	254,358	252,253
Stock options exercised	4,053	278
Excess tax expense related to stock benefit plans	204	71
Amortization of excess fair value over cost – ESOP stock and stock options expense	541	584
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	481	654
Balance at end of period	259,637	253,840
Retained Earnings:
Balance at beginning of period	427,126	402,986
Net income for the period	23,307	20,494
Cash dividends declared and paid	(10,098)	(10,043)
Balance at end of period	440,335	413,437
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(8,547)	(4,759)
Other comprehensive (loss) income recognized during the period, net of tax	(802)	351
Balance at end of period	(9,349)	(4,408)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(2,545)	(2,776)
Amortization of earned portion of ESOP stock	116	116
Balance at end of period	(2,429)	(2,660)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,066)	(3,193)
Amortization of earned portion of restricted stock awards	985	995
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	(1,084)	(1,930)
Balance at end of period	(3,165)	(4,128)
Common Stock Held by BMP:
Balance at beginning of period	(9,164)	(9,013)
Award distribution	-	1
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	(190)	(152)
Balance at end of period	(9,354)	(9,164)
Treasury Stock, at cost:
Balance at beginning of period	(198,966)	(200,520)
Treasury shares repurchased (20,000 shares during the six months ended June 30, 2015)	(300)	-
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	1,006	1,598
Balance at end of period	(198,260)	(198,922)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$477,947	$448,524

See notes to condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$23,307	$20,494
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	(1,384)	-
Net gain recognized on trading securities	(41)	(77)
Net gain on the sale of loans	-	(27)
Net gain on the sale of OREO and other assets	-	(649)
Net depreciation, amortization and accretion	1,602	1,330
Stock plan compensation (excluding ESOP)	1,015	1,059
ESOP compensation expense	627	637
Credit for loan losses	(1,307)	(849)
Credit to reduce the liability for loans sold with recourse	-	(1,040)
Increase in cash surrender value of BOLI	(1,216)	(765)
Deferred income tax provision (credit)	(76)	3
Excess tax expense from stock benefit plans	(204)	(71)
Changes in assets and liabilities:
Increase in other assets	(784)	(598)
Decrease in other liabilities	(425)	(36)
Net cash provided by Operating activities	21,114	19,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	127	76
Proceeds from calls and principal repayments of investment securities available-for-sale	-	15,000
Proceeds from sales of investment securities available-for-sale	2,070	-
Proceeds from the sales of trading securities	1,337	-
Proceeds from sale of mortgage backed securities available for sale	24,307	-
Purchases of investment securities available-for-sale	(2,021)	(18)
Purchases of mortgage backed securities available-for-sale	-	(875)
Acquisition of trading securities	(1,514)	(159)
Principal collected on mortgage backed securities available-for-sale	1,577	3,344
Proceeds from the sale of loans	9,201	12,970
Purchases of loans	-	(221,924)
Loans originated, net of repayments	(195,320)	(66,161)
Proceeds from the sale of premises	-	4,273
Purchases of fixed assets	(456)	(1,120)
Redemption(Purchase) of FHLBNY capital stock	5,679	(5,218)
Net cash used in Investing Activities	(155,013)	(259,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	274,015	145,934
Increase (decrease) in escrow and other deposits	(4,682)	7,526
Repayments of FHLBNY advances	(918,000)	(660,000)
Proceeds from FHLBNY advances	778,000	768,150
Proceeds from exercise of stock options	4,056	278
Excess tax expense from stock benefit plans	204	71
Release of stock for benefit plan awards	213	171
Treasury shares repurchased	(300)	-
Cash dividends paid to stockholders	(10,098)	(10,043)
Net cash provided by Financing Activities	123,408	252,087
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,491)	11,686
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,437	45,777
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,946	$57,463
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$17,559	$15,535
Cash paid for interest	24,071	23,470
Loans transferred to OREO	130	-
Transfer of premises to held for sale	8,799	-
Loans transferred to held for sale	9,534	12,970
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	47	38
Net (increase) decrease in non-credit component of OTTI	(27)	16

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands Except Per Share Amounts)

1.   NATURE OF OPERATIONS

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered stock savings bank.  The Holding Company's direct subsidiaries are the Bank, 842 Manhattan Avenue Corp., and Dime Community Capital Trust 1.  The Bank's direct subsidiaries are Boulevard Funding Corp., Dime Insurance Agency Inc., DSBW Preferred Funding Corporation, DSBW Residential Preferred Funding Corp., Dime Reinvestment Corp., 195 Havemeyer Corp. and DSB Holdings NY, LLC.

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2015 and December 31, 2014, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2015 and 2014.  The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2015.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"("ASU 2014-08").  ASU 2014-08 changed the criteria for reporting discontinued operations and provided financial statement users additional information related to the assets, liabilities, income, and expenses of discontinued operations.  ASU 2014-08 also sought to both clarify confusion related to, and inconsistent financial reporting of, discontinued operations under existing GAAP guidance, and enhance convergence between GAAP and International Financial Reporting Standards.  Under ASU 2014-08, only disposals that represent strategic shifts and have a major effect on the organization's operations and financial results are to be presented as discontinued operations.  ASU 2014-08 further requires disclosure of the pretax income attributable to the disposal of a significant part of an organization that does not meet the criteria for discontinued operations reporting, providing users information about the ongoing trends in a reporting organization's results from continuing operations. Adoption of ASU 2014-08 did not have a material impact upon the Company's consolidated financial condition or results of operations.

4.   TREASURY STOCK

There were no treasury repurchases during the three months ended June 30, 2015, or the three-month or six-month periods ended June 30, 2014. The Holding Company repurchased 20,000 shares of its common stock into treasury during the six months ended June 30, 2015 at a weighted average cost of $15.00 per share.

On April 23, 2015, 11,557 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under the BMP. The closing price of the Holding Company's common stock on that date was $16.37, and the shares were released utilizing the average historical cost method. On April 30, 2015, 68,069 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (the "2013 Equity and Incentive Plan"). The closing price of the Holding Company's common stock on that date was $15.92, and the shares were released utilizing the average historical cost method.

On April 30, 2014, 121,333 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under either the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (the "2004 Stock Incentive Plan") or the 2013 Equity and Incentive Plan, and 9,364 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Holding Company's common stock on that date was $16.30, and the shares were released utilizing the average historical cost method.

Shares either released from treasury stock for earned equity awards or returned to treasury stock due to forfeited equity awards were otherwise immaterial during the three-month and six-month periods ended June 30, 2015 and 2014.

5.   OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net (loss) gain on securities in the accompanying condensed consolidated statements of income.
	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended June 30, 2015
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$(35)	$(16)	$(19)
Change in unrealized loss on securities transferred to held to maturity	22	10	12
Total securities held-to-maturity and transferred securities	(13)	(6)	(7)
Securities available-for-sale:
Reclassification adjustment for net losses included in net (loss) gain on securities	4	2	2
Change in net unrealized gain during the period	(8)	(4)	(4)
Total securities available-for-sale	(4)	(2)	(2)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	467	210	257
Change in the net actuarial gain or loss	-	-	-
Total defined benefit plans	467	210	257
Total other comprehensive income	$450	$202	$248
Three Months Ended June 30, 2014
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	18	8	10
Total securities held-to-maturity and transferred securities	26	12	14
Securities available-for-sale:
Reclassification adjustment for net gains included in net (loss) gain on securities	-	-	-
Change in net unrealized gain during the period	127	57	70
Total securities available-for-sale	127	57	70
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	261	117	144
Total defined benefit plans	261	117	144
Total other comprehensive income	$414	$186	$228

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Six Months Ended June 30, 2015
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$(27)	$(12)	$(15)
Change in unrealized loss on securities transferred to held to maturity	46	21	25
Total securities held-to-maturity and transferred securities	19	9	10
Securities available-for-sale:
Reclassification adjustment for net gains included in net (loss) gain on securities	(1,384)	(624)	(760)
Change in net unrealized gain during the period	35	15	20
Total securities available-for-sale	(1,349)	(609)	(740)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	934	420	514
Change in the net actuarial gain or loss	(1,064)	(478)	(586)
Total defined benefit plans	(130)	(58)	(72)
Total other comprehensive loss	$(1,460)	$(658)	$(802)
Six Months Ended June 30, 2014
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$16	$8	$8
Change in unrealized loss on securities transferred to held to maturity	38	16	22
Total securities held-to-maturity and transferred securities	54	24	30
Securities available-for-sale:
Reclassification adjustment for net gains included in net (loss) gain on securities	-	-	-
Change in net unrealized gain during the period	60	27	33
Total securities available-for-sale	60	27	33
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	522	234	288
Total defined benefit plans	522	234	288
Total other comprehensive income	$636	$285	$351

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2015	$(826)	$736	$(8,457)	$(8,547)
Other comprehensive income (loss) before reclassifications	10	20	(586)	(556)
Amounts reclassified from accumulated other comprehensive loss	-	(760)	514	(246)
Net other comprehensive income (loss) during the period	10	(740)	(72)	(802)
Balance as of June 30, 2015	$(816)	$(4)	$(8,529)	$(9,349)

Balance as of January 1, 2014	$(878)	$1,319	$(5,200)	$(4,759)
Other comprehensive income before reclassifications	30	33	-	63
Amounts reclassified from accumulated other comprehensive loss	-	-	288	288
Net other comprehensive income during the period	30	33	288	351
Balance as of June 30, 2014	$(848)	$1,352	$(4,912)	$(4,408)

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income per the Consolidated Statements of Income	$11,529	$10,460	$23,307	$20,494
Less: Dividends paid and earnings allocated to participating securities	(33)	(42)	(73)	(86)
Income attributable to common stock	$11,496	$10,418	$23,234	$20,408
Weighted average common shares outstanding, including participating securities	36,412,733	36,181,381	36,344,359	36,138,178
Less: weighted average participating securities	(245,046)	(304,243)	(266,424)	(310,989)
Weighted average common shares outstanding	36,167,687	35,877,138	36,077,935	35,827,189
Basic EPS	$0.32	$0.29	$0.65	$0.57
Income attributable to common stock	$11,496	$10,418	$23,234	$20,408
Weighted average common shares outstanding	36,167,687	35,877,138	36,077,935	35,827,189
Weighted average common equivalent shares outstanding	91,690	80,153	80,886	96,160
Weighted average common and equivalent shares outstanding	36,259,377	35,957,291	36,158,821	35,923,349
Diluted EPS	$0.32	$0.29	$0.64	$0.57

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 126,453 and 246,774 weighted-average stock options outstanding for the three-month periods ended June 30, 2015 and 2014, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 136,292 and 342,056 weighted-average stock options outstanding for the six-month periods ended June 30, 2015 and 2014, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and six-month periods ended June 30, 2015 and 2014, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (collectively, the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2014, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2015	2014	2015	2014
Options outstanding – beginning of period	905,780	988,396	979,916	1,615,771
Options granted	-	-	-	-
Options exercised	(259,579)	(8,480)	(274,355)	(16,960)
Options that expired prior to exercise	-	-	(59,360)	(618,895)
Options outstanding – end of period	646,201	979,916	646,201	979,916
Intrinsic value of options exercised	$300	$1	$384	$6
Compensation expense recognized	8	27	31	63
Remaining unrecognized compensation expense	-	77	-	77
Intrinsic value of outstanding options at period end	1,632	1,301	1,632	1,301
Intrinsic value of vested options at period end	1,632	1,295	1,632	1,295
Weighted average exercise price of vested options – end of period	14.57	14.73	14.57	14.73

There were no grants of stock options during the three-month and six-month periods ended June 30, 2015 and 2014.

Restricted Stock Awards

The Company, from time to time, issues restricted stock awards to outside directors and certain officers under the 2004 Equity Plan or 2013 Equity Plan. Typically, awards to outside directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four-year period.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Equity Plan or 2013 Equity Plan during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2015	2014	2015	2014
Unvested allocated shares – beginning of period	285,610	317,053	289,660	318,314
Shares granted	68,069	121,333	68,069	121,333
Shares vested	(128,327)	(141,361)	(132,377)	(141,361)
Shares forfeited	(980)	(1,981)	(980)	(3,242)
Unvested allocated shares – end of period	224,372	295,044	224,372	295,044
Compensation recorded to expense	$455	$502	$984	$995

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

The Bank had no loans classified as doubtful as of June 30, 2015 or December 31, 2014. All real estate loans not classified as Special Mention or Substandard were deemed pass loans at both June 30, 2015 and December 31, 2014.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at June 30, 2015
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$8,008	$-	$-	$-	$-	$8,008
Pass	59,639	3,419,617	350,247	426,999	-	4,256,502
Special Mention	1,354	8,441	2,550	5,893	-	18,238
Substandard	1,874	5,494	5,191	9,002	-	21,561
Doubtful	-	-	-	-	-	-
Total	$70,875	$3,433,552	$357,988	$441,894	$-	$4,304,309
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at June 30, 2015	Balance at December 31, 2014
Performing	$1,951	$1,825
Non-accrual	3	4
Total	$1,954	$1,829

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At June 30, 2015
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$79	$5	$-	$749	$833	$70,042	$70,875
Multifamily residential and residential mixed use	260	-	144	-	404	3,433,148	3,433,552
Commercial mixed use real estate	-	-	409	-	409	357,579	357,988
Commercial real estate	-	-	491	207	698	441,196	441,894
Total real estate	$339	$5	$1,044	$956	$2,344	$4,301,965	$4,304,309
Consumer	$5	$-	$-	$3	$8	$1,946	$1,954
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2015.

At December 31, 2014
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$240	$-	$-	$1,310	$1,550	$71,950	$73,500
Multifamily residential and residential mixed use	1,187	-	2,922	167	4,276	3,294,172	3,298,448
Commercial mixed use real estate	-	-	411	-	411	328,256	328,667
Commercial real estate	-	-	-	4,717	4,717	412,079	416,796
Total real estate	$1,427	$-	$3,333	$6,194	$10,954	$4,106,457	$4,117,411
Consumer	$2	$-	$-	$4	$6	$1,823	$1,829
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2014.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on three real estate loans with an aggregate outstanding balance of $1,044 at June 30, 2015, and eight real estate loans with an aggregate outstanding balance of $3,333 at December 31, 2014, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings ("TDRs")

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of June 30, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	2	$601	2	$605
Multifamily residential and residential mixed use	3	712	4	1,105
Commercial mixed use real estate	1	4,385	1	4,400
Commercial real estate	2	3,666	4	13,707
Total real estate	8	$9,364	11	$19,817

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of June 30, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	8	$9,364	11	$19,817
TDRs on accrual status at period end	7	9,157	9	15,100
TDRs on non-accrual status at period end	1	207	2	4,717

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both June 30, 2015 and December 31, 2014.

There were no loans modified in a manner that met the criteria of a TDR during the three-month and six-month periods ended June 30, 2015. During the three-month and six-month periods ended June 30, 2014, the Company reduced the interest rate on a commercial mixed use real estate loan with a recorded balance of $4,400 in a manner that met the criteria of a TDR.  At the time of modification, this loan was impaired, on non-accrual status, and had a reserve of $1,320 allocated within the allowance for loans losses.  Upon modification, the borrower paid all contractual amounts due, and the allocated reserve of $1,320 was eliminated. There were no other loan modifications during the three-month or six-month periods ended June 30, 2014 that met the definition of a TDR.

The Bank's allowance for loan losses at June 30, 2015 did not reflect any allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2014 reflected $19 of allocated reserve associated with TDRs. Activity related to reserves associated with TDRs was immaterial during the three-month and six-month periods ended June 30, 2015 and 2014.

As of June 30, 2015 and December 31, 2014, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month or six-month periods ended June 30, 2015 and 2014 (thus no significant impact to the allowance for loan losses during those periods).

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

Loans Re-acquired from FNMA

Until February 20, 2014, the Bank serviced a pool of multifamily loans sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  This pool of loans was re-acquired on February 20, 2014, and the First Loss Position was extinguished. Since re-acquisition, the credit quality of these loans has been evaluated in accordance with the policies and procedures discussed in this note.

The Company paid an aggregate premium of $13,163 on the real estate loans re-acquired from FNMA during the six months ended June 30, 2014.  The premium is being amortized as an adjustment to interest income throughout the remaining estimated life of the loans. At June 30, 2015 and December 31, 2014, the remaining unamortized premium totaled $4,361 and $7,950, respectively.

9.   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Due to their small homogeneous balances, consumer loans were not individually evaluated for impairment as of both June 30, 2015 and December 31, 2014.

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

Non-Impaired Substandard Loan Component

At both June 30, 2015 and December 31, 2014, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at June 30, 2015 and December 31, 2014.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $244 at June 30, 2015 and $371 at December 31, 2014.  The decline resulted from both a reduction of $5,025 in the balance of such loans from December 31, 2014 to June 30, 2015, as well as a lower average loss expectation derived as of June 30, 2015 compared to December 31, 2014.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both June 30, 2015 and December 31, 2014, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at June 30, 2015 and December 31, 2014.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans declined from $228 at December 31, 2014 to $108 at June 30, 2015, due to both a reduction of $15,245 in the balance of such loans and a lower expected loss percentage applied to such loans at June 30, 2015 compared to December 31, 2014 under the methodology employed.

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
(vii)	Changes in the quality and scope of the loan review function

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience - Loans within the pass graded loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  The Bank also reviews and considers the charge-off experience of peer banks in its lending marketplace in order to determine whether potential losses that could take a longer period to flow through its allowance for loan losses possibly exist.

(ii) Economic conditions - At both June 30, 2015 and December 31, 2014, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

(iii) Underwriting standards or experience - Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Loss expectations associated with changes in the Bank's lending policies and practices, if any, are then incorporated into the methodology.

(iv) Loan concentrations - The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

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

Consumer Loans

Due to their small homogeneous balances, the Bank does not evaluate individual consumer loans for impairment.  Loss percentages are applied to aggregate consumer loans based upon both their delinquency status and loan type.  These loss percentages are derived from a combination of the Company's historical loss experience and/or nationally published loss data on such loans.  Consumer loans in excess of 120 days delinquent are typically fully charged off against the allowance for loan losses.

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended June 30, 2015
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$111	$14,173	$1,566	$2,365	$-	$18,215	$22
Provision (credit) for loan losses	19	238	111	(1,504)	-	(1,136)	1
Charge-offs	(5)	(40)	-	(1)	-	(46)	(1)
Recoveries	1	3	5	1,489	-	1,498	-
Ending balance	$126	$14,374	$1,682	$2,349	$-	$18,531	$22

Ending balance – loans individually evaluated for impairment	$601	$712	$4,385	$3,666	$-	$9,364	$-
Ending balance – loans collectively evaluated for impairment	70,274	3,432,840	353,603	438,228	-	4,294,945	1,954
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	126	14,374	1,682	2,349	-	18,531	22
Total Ending balance	$126	$14,374	$1,682	$2,349	$-	$18,531	$22

At December 31, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$605	$1,272	$4,400	$13,707	$-	$19,984	$-
Ending balance – loans collectively evaluated for impairment	72,895	3,297,176	324,267	403,089	-	4,097,427	1,829
Allowance balance associated with loans individually evaluated for impairment	-	-	-	19	-	19	-
Allowance balance associated with loans collectively evaluated for impairment	150	13,852	1,644	2,804	-	18,450	24

At or for the Three Months Ended June 30, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$277	$14,311	$2,767	$3,048	$1	$20,404	$25
Provision (credit) for loan losses	(79)	16	(1,500)	430	(1)	(1,134)	4
Charge-offs	(14)	(13)	-	(102)	-	(129)	(5)
Recoveries	120	5	342	1	-	468	-
Ending balance	$304	$14,319	$1,609	$3,377	$-	$19,609	$24

At or for the Six Months Ended June 30, 2015
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$150	$13,852	$1,644	$2,823	$-	$18,469	$24
Provision (credit) for loan losses	80	560	51	(1,998)	-	(1,307)	-
Charge-offs	(107)	(41)	(37)	(1)	-	(186)	(2)
Recoveries	3	3	24	1,525	-	1,555	-
Ending balance	$126	$14,374	$1,682	$2,349	$-	$18,531	$22

At or for the Six Months Ended June 30, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24
Provision (credit) for loan losses	30	354	(1,706)	532	(3)	(853)	4
Charge-offs	(23)	(50)	(30)	(210)	-	(313)	(4)
Recoveries	121	175	342	8	-	646	-
Ending balance	$304	$14,319	$1,609	$3,377	$-	$19,609	$24

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):
	At June 30, 2015
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$640	$601	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	712	712	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,385	4,385	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	3,673	3,666	-
With an allocated reserve	-	-	-
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$9,410	$9,364	$-
With an allocated reserve	$-	$-	$-
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2014
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$646	$605	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	1,272	1,272	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,425	4,400	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	10,306	8,207	-
With an allocated reserve	5,500	5,500	19
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$16,649	$14,484	$-
With an allocated reserve	$5,500	$5,500	$19
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$602	$11	$769	$20	$603	$23	$842	$35
With an allocated reserve	-	-	-	-	-	-	70	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	985	31	2,483	34	1,081	46	2,437	55
With an allocated reserve	-	-	-	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,393	44	2,200	148	4,395	88	1,467	149
With an allocated reserve	-	-	2,200	-	-	-	2,933	-
Commercial Real Estate
With no allocated reserve	5,929	35	6,864	10	6,688	71	6,976	41
With an allocated reserve	-	-	10,259	165	1,833	97	11,854	350
Construction
With no allocated reserve	-	-	-	-	-	-	-	-
With an allocated reserve	-	-	-	-	-	-	-	-
Total
With no allocated reserve	$11,909	$121	$12,316	$212	$12,767	$228	$11,722	$280
With an allocated reserve	$-	$-	$12,459	$165	$1,833	$97	$14,857	$350

Reserve Liability for First Loss Position

The reserve liability maintained in connection with the First Loss Position was recorded as a component of other liabilities, and was estimated using a methodology similar to the allowance for loan losses, with periodic increases or decreases recognized through provisions, charge-offs or recoveries. On February 20, 2014, the Bank repurchased the remaining loans within the pool previously sold to FNMA and extinguished both the First Loss Position and the remaining $1,040 related reserve liability.

10.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at June 30, 2015:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$15,551	$5,300	$2,662	$(175)	$7,787
Available-for-sale securities:
Investment securities
Registered Mutual Funds	3,876	3,876	53	(87)	3,842
MBS
Pass-through MBS issued by GSEs	443	443	16	-	459
(1)  Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $887 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

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

The held-to-maturity TRUPS had a weighted average term to maturity of 19.5 years at June 30, 2015.  At June 30, 2015, the pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 12.6 years. All of the pass-through MBS issued by GSEs possess an annual interest rate adjustment.

Proceeds from the sales of investment securities available-for-sale totaled $2,000 during the three months ended June 30, 2015. Gross gains of $4 and gross losses of $8 were recognized on these sales. Proceeds from the sales of investment securities available-for-sale totaled $2,070 during the six months ended June 30, 2015. Gross gains of $4 and gross losses of $8 were recognized on these sales. There were no sales of investment securities during the three-month or six-month periods ended June 30, 2014. There were no sales of MBS available-for-sale during the three months ended June 30, 2015, and the three-month or six-month periods ended June 30, 2014. Proceeds from the sales of MBS available-for-sale totaled $24,307 during the six months ended June 30, 2015. Gross gains of $1,395 and gross losses of $7 were recognized on these sales.

Tax provisions related to the gains on sales of investment securities and MBS available-for-sale recognized during the three-month and six-month periods ended June 30, 2015 and 2014 are disclosed in the condensed consolidated statements of comprehensive income.

As of each reporting period through June 30, 2015, the Company has applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of June 30, 2015, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At June 30, 2015, these five securities had credit ratings ranging from "C" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended June 30, 2015			At or for the Three Months Ended June 30, 2014
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative pre-tax balance at the beginning of the period	$8,795	$561	$9,356	$8,945	$593	$9,538
Accretion (Amortization) of previously recognized OTTI	(26)	35	9	-	(8)	(8)
Cumulative pre-tax balance at end of the period	$8,769	$596	$9,365	$8,945	$585	$9,530

	At or for the Six Months Ended June 30, 2015			At or for the Six Months Ended June 30, 2014
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative pre-tax balance at the beginning of the period	$8,945	$569	$9,514	$8,945	$601	$9,546
Accretion (Amortization) of previously recognized OTTI	(176)	27	(149)	-	(16)	(16)
Cumulative pre-tax balance at end of the period	$8,769	$596	$9,365	$8,945	$585	$9,530

The following table summarizes the gross unrealized losses and fair value of investment securities as of June 30, 2015, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,509	$175	$2,509	$175
Available-for-Sale Securities:
Registered Mutual Funds	2,815	87	-	-	2,815	87

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2015, impairment of two TRUPS was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

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

·       The securities are adequately collateralized

The following table summarizes the gross unrealized losses and fair value of investment securities as of December 31, 2014, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,562	$171	$2,562	$171
Available-for-Sale Securities:
Registered Mutual Funds	3,736	124	-	-	3,736	124

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

Assets Measured at Fair Value on a Recurring Basis at June 30, 2015
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,083	$1,083	$-	$-
International Equity Mutual Funds	308	308	-	-
Fixed Income Mutual Funds	7,386	7,386	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,288	1,288	-	-
International Equity Mutual Funds	420	420	-	-
Fixed Income Mutual Funds	2,134	2,134	-	-
Pass-through MBS issued by GSEs	459	-	459	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,399	$1,399	$-	$-
International Equity Mutual Funds	159	159	-	-
Fixed Income Mutual Funds	7,001	7,001	-	-
Investment securities available-for-sale:
Agency notes	70	-	70	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,160	2,160	-	-
International Equity Mutual Funds	415	415	-	-
Fixed Income Mutual Funds	1,161	1,161	-	-
Pass-through MBS issued by GSEs	25,607	-	25,607	-
Private issuer pass through MBS	455	-	455	-
Private issuer CMOs	347	-	347	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of June 30, 2015 and December 31, 2014. Obtaining market values as of June 30, 2015 and December 31, 2014 for these securities utilizing significant observable inputs was not difficult due to their considerable demand. The agency notes, private issuer pass through MBS and private issuer CMOs owned by the Company at December 31, 2014 were sold during the six months ended June 30, 2015. For each security classification, the value received from the sale approximated the most recently obtained pricing utilizing the methodology indicated above.

The following table summarizes assets measured at fair value on a non-recurring basis as of the dates indicated: Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2015
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Loans held for sale	$333	$-	$333	$-

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
Commercial Mixed Use Real Estate	$4,400	$-	$-	$4,400

Loans Held for Sale- Loans held for sale are valued at the contractual sales price negotiated and agreed to by the bank and a third party purchaser (deemed a Level 2 input).

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2015 and December 31, 2014 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of June 30, 2015, there were no impaired loans measured at fair value. As of December 31, 2014, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $4,400, and no valuation allowance within the allowance for loan losses. Impaired loans measured at fair value using the estimated fair value of the collateral had no impact upon the provision for loan losses during the three-month or six-month periods ended either June 30, 2015 or 2014.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2014:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Minimum Value	Maximum Value	Weighted Average Value
$4,400	Income approach only	Capitalization rate	N/A(1)	N/A(1)	7.5%
(1)  Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at June 30, 2015 and December 31, 2014 were as follows:

		Fair Value at June 30, 2015 Using
At June 30, 2015	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$67,946	$67,946		$-		$-		$67,946
Federal funds sold and other short-term investments	-	-		-		-		-
Investment securities held to maturity (TRUPS)	5,300	-		7,787		-		7,787
Loans, net (excluding impaired loans carried at fair value)	4,287,710	-		-		4,348,039		4,294,434
Accrued interest receivable	12,424	-		1		12,423		12,424
FHLBNY capital stock	52,728	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	2,035,479	2,035,479		-		-		2,035,478
Certificates of Deposit ("CDs")	898,328	-		906,102		-		906,102
Escrow and other deposits	87,239	87,239		-		-		87,239
FHLBNY Advances	1,033,725	-		1,043,325		-		1,043,325
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,504	-		2,504		-		2,504

		Fair Value at December 31, 2014 Using
At December 31, 2014	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$78,187	$78,187		$-		$-		$78,187
Federal funds sold and other short-term investments	250	250		-		-		250
Investment securities held to maturity (TRUPS)	5,367	-		-		6,315		6,315
Loans, net (excluding impaired loans carried at fair value)	4,096,347	-		-		4,188,137		4,188,137
Accrued interest receivable	12,664	2		104		12,558		12,664
FHLBNY capital stock	58,407	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	1,733,474	1,733,474		-		-		1,733,474
CDs	926,318	-		934,324		-		934,324
Escrow and other deposits	91,921	91,921		-		-		91,921
FHLBNY Advances	1,173,725	-		1,186,069		-		1,186,069
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,729	-		2,729		-		2,729

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

TRUPS Held to Maturity – At both June 30, 2015 and December 31, 2014, the Company owned seven TRUPS classified as held-to-maturity.

At December 31, 2014, their estimated fair value was obtained utilizing the following weighted valuation sources: 1) broker quotations (10% valuation weighting), which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4 (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third parties); 2) an internally created cash flow valuation model (45% valuation weighting) that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") (deemed to be a Level 3 valuation); and 3) the average of a minimum of two of three available independent cash flow valuation models (45% valuation weighting) (deemed to be a Level 3 valuation for which the Company is not provided detailed information regarding the significant unobservable inputs utilized by the third parties).

The major assumptions utilized as of December 31, 2014 in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) were disclosed in Note 17 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

As discussed above, in addition to the Internal Cash Flow Valuation and broker quotations, at December 31, 2014 the Company utilized two additional independent cash flow valuation models in order to estimate the fair value of TRUPS.  The two independent cash flow valuation models utilized a methodology similar to the Internal Cash Flow Valuation, differing only in the underlying assumptions utilized to derive estimated cash flows, individual bank defaults and discount rate.

As a result of improved marketplace stability and enhanced trading activity, broker quotations became the sole valuation source utilized to estimate the fair value of the seven TRUPS as of June 30, 2015. The broker quotations at June 30, 2015 were deemed  to be a Level 2 valuation.

Loans, Net (Excluding Impaired Loans Carried at Fair Value) – For adjustable rate loans repricing monthly or quarterly, and with no significant change in credit risk, fair values are based on carrying values.  The fair value of all remaining loans receivable is determined by discounting anticipated future cash flows of the loans, net of anticipated prepayments, using a discount rate reflecting current market rates for loans with similar terms to borrowers of similar credit quality.  The valuation method used for loans does not necessarily represent an exit price valuation methodology as defined under ASC 820.  However, since the valuation methodology is deemed to be comparable to a Level 3 input, the fair value of loans receivable other than impaired loans measured at fair value is shown under the Level 3 valuation column.

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

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$10
Interest cost	343	29	338	58
Expected return on assets	(414)	-	(444)	-
Amortization of unrealized loss	480	(13)	261	-
Net periodic cost	$409	$16	$155	$68

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$9	$-	$20
Interest cost	687	538	676	116
Expected return on assets	(828)	-	(888)	-
Curtailment gain(1)	-	(3,394)	-	-
Amortization of unrealized loss	959	(25)	522	-
Net periodic cost (gain)	$818	$(2,872)	$310	$136
(1)	The Postretirement Plan was amended effective March 31, 2015, whereby future retirees will not be eligible to participate in the plan. This plan amendment resulted in a curtailment gain.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2014 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2015 as follows: Employee Retirement Plan - $14, BMP - $604, Outside Director Retirement Plan - $188, and Postretirement Plan - $145.  The Company made contributions of $7 to the Employee Retirement Plan during the three months ended June 30, 2015, and $12 during the six months ended June 30, 2015, and expects to make the remainder of the estimated contributions during 2015.  The Company made benefit payments of $44 on behalf of the Outside Director Retirement Plan during the three months ended June 30, 2015, and $89 during the six months ended June 30, 2015, and expects to make the remainder of the estimated net contributions or benefit payments during 2015.  The Company made benefit payments totaling $15 on behalf of the Postretirement Plan during the three months ended June 30, 2015, and $32 during the six months ended June 30, 2015, and expects to make the remainder of the estimated $145 of contributions or benefit payments during 2015. Since all benefit payments expected to be made to the Postretirement Plan for the year ending December 31, 2015 related to previously earned benefits, the curtailment of future Postretirement Plan benefits enacted during the six months ended June 30, 2015 had no impact upon the expected benefit payments to be made in 2015. The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the three-month or six-month periods ended June 30, 2015, and does not currently expect to make benefit payments on behalf of the BMP during 2015, since anticipated retirements that formed the basis for these expected benefit payments in 2015 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended June 30, 2015 and 2014, the Company's consolidated effective tax rates were 40.9% and 41.9%, respectively. During the six months ended June 30, 2015 and 2014, the Company's consolidated effective tax rates were 40.6% and 41.8%, respectively. A combination of additional tax strategies and recent tax law changes lowered the effective tax rate in 2015 compared to 2014. There were no significant unusual income tax items during the three-month or six-month periods ended either June 30, 2015 or 2014.

14.	NET MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of income was comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain on the sale of loans	$-	$-	$-	$27
Credit to the liability for First Loss Position	-	-	-	1,040
Mortgage banking fees recognized	41	82	113	15
Net mortgage banking income	$41	$82	$113	$1,082

15.   PREMISES HELD FOR SALE

The Bank owns certain real estate located in the Williamsburg section of Brooklyn, New York, presently being utilized as the corporate headquarters and primary back office operations center of the Company that, commencing in May 2015, became marketed for sale pursuant to a competitive bidding process, subject to a reserve price set by the Bank.  The competitive bidding process is currently expected to be completed during the quarter ending September 30, 2015, at which time the terms of any executed sale agreement would be disclosed, including the anticipated impact upon periodic earnings and equity to be realized at final closing.

There can be no assurance that the Bank will locate a purchaser or, if a purchaser is located, that a sale will close.

In accordance with GAAP, the real estate presently marketed for sale have been re-classified as premises held for sale, having satisfied all requisite criteria for such reclassification. The aggregate recorded balance of premises held for sale was $8,799 at June 30, 2015, representing the lower of the historical cost or market value.

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

Recent Regulatory Developments

Basel III Capital Rules. In July 2013, the Bank's primary federal regulator, the Federal Deposit Insurance Corporation ("FDIC"), and the Holding Company's principal regulator, the Board of Governors of the Federal Reserve System, published final rules (the "Basel III Capital Rules") that implement, in part, agreements reached by the Basel Committee on Banking Supervision ("Basel Committee") in "Basel III: A Global Regulatory Framework for More Resilient Banks and

Banking Systems" ("Basel III") and imposed new capital requirements on the Bank and the Holding Company, effective January 1, 2015.

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

The Basel III Capital Rules will increase the required capital levels of the Bank and will subject the Holding Company to consolidated capital rules. The Bank and Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders' equity for the purposes of determining the regulatory capital ratios.  The following table summarizes the capital ratios calculated under the Basel III Capital Rules framework as of June 30, 2015.

	Bank	Consolidated Company	Basel III Minimum Requirement	Basel III Minimum Requirement Plus 2.5% Buffer(1)		Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(2)
Common equity Tier 1 capital to risk weighted assets	12.44%	12.56%	4.5%	7.0%		6.5%
Tier 1 Capital to risk weighted assets	12.44	14.56	6.0	8.5		8.0
Total Capital to risk weighted assets	12.99	15.10	8.0	10.5		10.0
Tier 1 Capital to average assets (Leverage ratio)	9.47	11.12	4.0	n/	a	5.0
(1)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(2)	Only the Bank is subject to these requirements.

Implementation of the Basel III Capital Rules effective January 1, 2015 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of June 30, 2015, the Bank and the Holding Company would meet all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2015	2014	2015	2014
Performance and Other Selected Ratios:
Return on Average Assets	1.01%	0.97%	1.03%	0.97%
Return on Average Stockholders' Equity	9.78	9.36	9.98	9.24
Stockholders' Equity to Total Assets	10.29	10.43	10.29	10.43
Loans to Deposits at End of Period	146.79	149.83	146.79	149.83
Loans to Earning Assets at End of Period	95.56	96.82	95.56	96.82
Net Interest Spread	2.88	2.77	2.74	2.81
Net Interest Margin	3.05	2.96	2.93	3.01
Non-Interest Expense to Average Assets	1.44	1.42	1.33	1.47
Efficiency Ratio	47.07	47.66	45.31	48.06
Effective Tax Rate	40.93	41.86	40.57	41.78
Dividend Payout Ratio	43.75	48.28	43.75	49.12
Per Share Data:
Reported EPS (Diluted)	$0.32	$0.29	$0.64	$0.57
Cash Dividends Paid Per Share	0.14	0.14	0.28	0.28
Stated Book Value	12.85	12.17	12.85	12.17
Asset Quality Summary:
Net recoveries	$(1,451)	$(334)	$(1,367)	$(329)
Non-performing Loans (including loans held for sale)	1,292	12,305	1,292	12,305
Non-performing Loans/Total Loans	0.03%	0.31%	0.03%	0.31%
Non-performing Assets	$2,659	$13,224	$2,659	$13,224
Non-performing Assets/Total Assets	0.06%	0.31%	0.06%	0.31%
Allowance for Loan Loss/Total Loans	0.43	0.49	0.43	0.49
Allowance for Loan Loss/Non-performing Loans	1,934.62	159.55	1,934.62	159.55
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.71x	2.43x	2.61x	2.45x
Excluding Interest on Deposits	4.40	3.37	3.90	3.39
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

Retail branch and Internet banking deposits increased $274.0 million during the six months ended June 30, 2015, compared to an increase of $145.9 million during the six months ended June 30, 2014.  Within deposits, core deposits (i.e., non-CDs) increased $302.0 million during the six months ended June 30, 2015 and $107.3 million during the six months ended June 30, 2014.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs declined $28.0 million during the six months ended June 30, 2015 and increased $38.6 million during the six months ended June 30, 2014. The reduction during the six months ended June 30, 2015 reflected attrition of promotional CDs that matured, as the bank de-emphasized gathering and retaining CDs during the period, focusing instead on gathering and retaining money market and checking deposits. The increase in CDs during the six months ended June 30, 2014 resulted primarily from successful promotional activities related to 30-month and 5-year traditional CDs as well as Individual Retirement Account CDs.

The Bank reduced its outstanding FHLBNY advances by $140.0 million during the six months ended June 30, 2015, reflecting both the utilization of deposit inflows to fund asset growth and other operational needs, as well as the prepayment of a $25.0 million, 4.27% fixed-rate advance due to mature in 2016. A prepayment expense of $1.4 million was recognized on the prepayment of the $25.0 million advance. The Bank increased its outstanding FHLBNY advances by $108.2 million during the six months ended June 30, 2014, reflecting a need for additional borrowings in order to fund $221.9 million of loan repurchases during the quarter.

During the six months ended June 30, 2015, principal repayments totaled $488.5 million on real estate loans (including refinanced loans) and $1.6 million on MBS, and proceeds from the sale of MBS totaled $24.3 million.  During the six months ended June 30, 2014, principal repayments totaled $332.3 million on real estate loans (including refinanced loans) and $3.3 million on MBS. There were no sales of MBS during the six months ended June 30, 2014. The increase in principal repayments (including refinanced loans) on real estate loans during the six months ended June 30, 2015 reflected one large borrower relationship that re-financed all loans with the Bank, and another large borrower relationship that re-financed all outstanding loans with another financial institution (thus satisfying the loans with the Bank). The reduction in principal repayments on MBS reflected a decline of $17.2 million in their average balance from the six months ended June 30, 2014 to the six months ended June 30, 2015, as the great majority of the MBS portfolio was sold in March 2015.

Aggregate proceeds from the sales of investment securities and MBS available for sale totaled $26.4 million during the six months ended June 30, 2015, reflecting the liquidation of virtually all outstanding investment securities and MBS available for sale in March 2015. The securities were sold in order to offset the cash disbursement and expense associated with the prepayment of the $25.0 million FHLBNY advance noted previously in this section. A net gain of $1.4 million was recognized on these sales. No sales of investment securities or MBS available for sale occurred during the six months ended June 30, 2014.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At June 30, 2015, the Bank had an additional potential borrowing capacity of $585.7 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At June 30, 2015, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the six months ended June 30, 2015 and 2014, real estate loan originations totaled $681.9 million and $399.8 million, respectively.  The increase from the six months ended June 30, 2014 to the six months ended June 30, 2015 reflected the Company's election to compete less aggressively for new loans during the six months ended June 30, 2014 as a result of $221.9 million of loans repurchased during the period.  Security purchases were de-emphasized during the six months ended both June 30, 2015 and 2014.

The Holding Company repurchased 20,000 shares of its common stock during the six months ended June 30, 2015 at an aggregate cost of $300,000. No treasury share repurchases occurred during the six months ended June 30, 2014. As of June 30, 2015, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $16.94 per share closing price of its common stock as of June 30, 2015, the Holding Company would utilize $18.7 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $10.1 million in cash dividends on its common stock during the six months ended June 30, 2015, up from $10.0 million during the six months ended June 30, 2014, reflecting an increase of 329,464 in outstanding shares from July 1, 2014 to June 30, 2015.

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

The following table presents off-balance sheet arrangements as of June 30, 2015:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$38,433	$-	$-	$-	$38,433
Other loan commitments	173,997	-	-	-	173,997
Total Off-Balance Sheet Arrangements	$212,546	$-	$-	$-	$212,546

Asset Quality

General
At both June 30, 2015 and December 31, 2014, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors at each regularly scheduled Board meeting regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

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

Non-accrual Loans

Within the Bank's permanent portfolio, eight non-accrual loans (excluding deposit overdraft loans) totaled $959,000 at June 30, 2015 and fourteen non-accrual loans (excluding deposit overdraft loans) totaled $6.2 million at December 31, 2014. During the six months ended June 30, 2015, two non-accrual loans totaling $4.7 million were disposed of through note sales, five non-accrual loans totaling $259,000 were returned to accrual status based upon favorable payment performance, two non-accrual loans totaling $182,000 were fully satisfied according to their contractual terms, a $130,000 non-accrual loan was transferred to OREO, a $333,000 non-accrual loan was transferred to held for sale pending closing of an executed note sale agreement, and principal amortization of $108,000 was recognized on five non-accrual loans. These reductions were partially offset by five loans totaling $497,000 that were added to non-accrual status during the period.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $9.4 million, consisting of eight loans, at June 30, 2015, compared to $20.0 million, consisting of twelve loans, at December 31, 2014.  During the six months ended June 30, 2015, two impaired loans totaling $5.7 million were fully satisfied according to their contractual terms, a $4.5 million impaired loan was disposed of, a $333,000 impaired loan was transferred to held for sale pending closing of an executed note sale agreement, and principal amortization totaling $73,000 was recognized on seven impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	At June 30, 2015	At December 31, 2014
	(Dollars in Thousands)
Non-accrual loans (excluding non-accrual loans held for sale)	$959	$6,198
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(751)	(1,314)
TDRs retained on accrual status	9,156	15,100
Impaired loans	$9,364	$19,984

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the six months ended June 30, 2015 and 2014.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 34.   At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing); it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy, as disclosed on page 34 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both June 30, 2015 and 2014, the great majority of TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

OREO

Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value (a.k.a fair value) of the property quarterly thereafter.  OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense.  Only the appraised value, or either contractual or formal marketed values that fall below the appraised value, is used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

The Bank did not recognize any write-downs on OREO properties during the three months ended June 30, 2015 and 2014.  OREO properties totaled $148,000 at June 30, 2015 and $18,000 at December 31, 2014.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At June 30, 2015	At December 31, 2014
	(Dollars in Thousands)
One- to four-family residential including condominium and cooperative apartment	$749	$1,310
Multifamily residential and residential mixed use real estate	-	167
Commercial real estate and commercial mixed use real estate	207	4,717
Consumer	3	4
Sub-total	959	6,198
Non-accrual loan held for sale	333	-
Total non-accrual loans	1,292	6,198
Non-performing TRUPS	1,219	904
OREO	148	18
Total non-performing assets	2,659	7,120
Ratios:
Total non-accrual loans to total loans	0.03%	0.15%
Total non-performing assets to total assets	0.06	0.16

TDRs and Impaired Loans
TDRs	$9,364	$19,817
Impaired loans (1)	9,364	19,984
(1) Amount includes all TDRs at both June 30, 2015 and December 31, 2014.  See the discussion entitled "Impaired Loans" commencing on page 34 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had five real estate loans, totaling $349,000, that were delinquent between 30 and 89 days at June 30, 2015, a net reduction of $1.1 million compared to six such loans totaling $1.4 million at December 31, 2014. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary Loan Modifications

There were no temporary modifications entered into during the three-month or six-month periods ended June 30, 2015 or 2014. Temporary modifications previously entered into performed according to their contractual terms during the three-month and six-month periods ended June 30, 2015 and 2014.

Reserve for Loan Commitments

At June 30, 2015 and December 31, 2014, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended June 30, 2015 and December 31, 2014.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At June 30, 2015	At March 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$-	$-	$19
Substandard loans not deemed impaired or evaluated individually for impairment	244	122	371
Special Mention loans not deemed impaired	108	170	228
Pass graded loans	18,179	17,923	17,851
Sub-total real estate loans	18,531	18,215	18,469
Consumer loans	22	22	24
TOTAL	$18,553	$18,237	$18,493

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net recoveries	$1,451	$334	$1,367	$329
(Credit) Provision	(1,135)	(1,130)	(1,307)	(849)

The allowance for loan losses increased $316,000 during the three months ended June 30, 2015, due primarily to net recoveries of $1.5 million recognized during the period, that were partially offset by a credit (negative provision) of $1.1 million recorded during the same period. The large recovery recognized during the three months ended June 30, 2015 resulted primarily from the resolution of the largest impaired loan during the period. Slight increases in the reserves associated with both pass graded loans and loans rated substandard that were either not deemed impaired or evaluated individually for impairment caused the credit recorded to the allowance to fall $316,000 below the $1.5 million of net recoveries recognized during the period. The increase in reserves for both the pass graded loans and loans rated substandard that were either not deemed impaired or evaluated individually for impairment, resulted from growth in their outstanding balances from March 31, 2015 to June 30, 2015.

The allowance for loan losses increased $60,000 during the six months ended June 30, 2015, due primarily to net recoveries of $1.4 million recognized during the period, that were largely offset by a credit (negative provision) of $1.3 million recorded during the same period. The $1.4 million of net recoveries recognized during the six months ended June 30, 2015 resulted primarily from the resolution of the largest impaired loan during the period. During the six months ended June 30, 2015, an increase in the estimated reserves associated with pass graded loans, that resulted from growth in their outstanding balance from December 31, 2014 to June 30, 2015, was offset by reductions in the estimated reserves on both loans rated substandard that were either not deemed impaired or evaluated individually for impairment, and loans rated special mention, with both reductions reflecting a decline in their respective outstanding balances from December 31, 2014 to June 30, 2015.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended June 30, 2015 and 2014, and as of December 31, 2014, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Assets.  Assets totaled $4.6 billion at June 30, 2015, $147.4 million above their level at December 31, 2014.

Real estate loans increased $186.9 million during the six months ended June 30, 2015.  During the six months ended June 30, 2015, the Bank originated $681.9 million of real estate loans (including refinancing of existing loans), which exceeded the $9.2 million of sales and $488.5 million of aggregate amortization on such loans (also including refinancing of existing loans).

Partially offsetting the growth in real estate loans was a reduction of $26.0 million in MBS available-for-sale, as the Company sold $24.3 million of MBS available-for-sale during the three months ended June 30, 2015 and experienced principal amortization of $1.6 million prior to the sale. During the six months ended June 30, 2015, the Company also elected to reduce cash and due from banks by $10.2 million to meet various liquidity needs, and its investment in FHLBNY common stock by $5.7 million as a result of a $140.0 million decline in its outstanding FHLBNY borrowings during the period (as successful deposit gathering reduced the need for FHLBNY borrowings during the period).

During the six months ended June 30, 2015, premises totaling $9.0 million were transferred to held for sale, as they became marketed for sale pursuant to a competitive bidding process, subject to a reserve price set by the Bank.  The competitive bidding process is currently expected to be completed during the quarter ending September 30, 2015.

Liabilities.  Total liabilities increased $129.2 million during the six months ended June 30, 2015.  Retail deposits (due to depositors) increased $274.0 million and FHLBNY advances declined $140.0 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and decline in FHLBNY advances during the six months ended June 30, 2015.  Mortgagor escrow and other deposits declined by $4.7 million during the six months ended June 30, 2015 as a result of disbursements that occurred near June 30, 2015.

Stockholders' Equity.  Stockholders' equity increased $18.2 million during the six months ended June 30, 2015, due primarily to net income of $23.3 million, $4.1 million of equity added from stock option exercises, and a $1.6 million aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $10.1 million in cash dividends paid during the period and an increase in accumulated other comprehensive loss of $802,000. The increased accumulated other comprehensive loss resulted from a combination of the sale of MBS that previously possessed an unrealized gain and thus lowered accumulated other comprehensive loss, as well as adjustments to defined benefit plans.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General.  Net income was $11.5 million during the three months ended June 30, 2015, an increase of $1.0 million from net income of $10.5 million during the three months ended June 30, 2014.  During the comparative period, net interest income increased $2.5 million, and non-interest income increased $112,000. Partially offsetting these additions to pre-tax income was an increase of $1.1 million in non-interest expense during the period. Income tax expense increased $456,000 during the comparative period, as a result of $1.5 million of additional pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2015 and 2014 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$4,214,674	$43,473	4.13%	$3,943,414	$41,973	4.26%
Other loans	1,535	24	5.99	1,873	29	6.19
MBS	461	2	1.74	28,487	236	3.31
Investment securities	18,491	121	2.62	15,585	136	3.49
Federal funds sold and other short-term investments	100,418	578	2.31	138,524	536	1.55
Total interest-earning assets	4,335,579	$44,198	4.08%	4,127,883	$42,910	4.16%
Non-interest earning assets	219,802			183,818
Total assets	$4,555,381			$4,311,701

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$75,739	$60	0.32%	$79,490	$60	0.30%
Money Market accounts	1,335,793	2,441	0.73	1,114,169	1,548	0.56
Savings accounts	373,430	45	0.05	379,819	47	0.05
CDs	916,684	3,124	1.37	873,733	3,337	1.53
Borrowed Funds	1,010,119	5,458	2.17	1,096,742	7,324	2.68
Total interest-bearing liabilities	3,711,765	$11,128	1.20%	3,543,953	$12,316	1.39%
Non-interest bearing checking accounts	209,847			176,175
Other non-interest-bearing liabilities	162,141			144,788
Total liabilities	4,083,753			3,864,916
Stockholders' equity	471,628			446,785
Total liabilities and stockholders' equity	$4,555,381			$4,311,701
Net interest income		$33,070			$30,594
Net interest spread			2.88%			2.77%
Net interest-earning assets	$623,814			$583,930
Net interest margin			3.05%			2.96%
Ratio of interest-earning assets to interest-bearing liabilities			116.81%			116.48%

Rate/Volume Analysis

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$2,835	$(1,335)	$1,500
Other loans	(4)	(1)	(5)
MBS	(177)	(57)	(234)
Investment securities	22	(37)	(15)
Federal funds sold and other short-term investments	(185)	227	42
Total	$2,491	$(1,203)	$1,288

Interest-bearing liabilities:
Interest bearing checking accounts	$(4)	$4	$-
Money market accounts	365	528	893
Savings accounts	(2)	-	(2)
CDs	150	(363)	(213)
Borrowed funds	(525)	(1,341)	(1,866)
Total	$(16)	$(1,172)	$(1,188)
Net change in net interest income	$2,507	$(31)	$2,476

The Company's net interest income and net interest margin during the three months ended June 30, 2015 and 2014 were impacted by the following factors:

·
During the period January 1, 2009 through June 30, 2015, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

·
Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through June 30, 2015, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $44.2 million during the three months ended June 30, 2015, an increase of $1.3 million from the three months ended June 30, 2014, primarily reflecting increases of $1.5 million in interest income on real estate loans and $43,000 in interest income on federal funds sold and other short term investments. The increased interest income on real estate loans reflected growth of $271.3 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period July 1, 2014 through June 30, 2015. Partially offsetting the higher interest income on real estate loans from the growth in their average balance, was a reduction of 13 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition. The increase in interest income on federal funds sold and other short-term investments resulted from a more favorable yield on the Company's investment in Federal Home Loan Bank of New York capital stock. Partially offsetting these increases was a reduction of $234,000 in interest income on MBS, primarily reflecting a decline of $28.0 million in their average balance during the comparative period, as the Company liquidated virtually its entire MBS portfolio in March 2015.

Interest Expense.  Interest expense decreased $1.2 million, to $11.1 million, during the three months ended June 30, 2015, from $12.3 million during the three months ended June 30, 2014.  The reduction resulted primarily from lower interest expense of $1.9 million on borrowed funds and $213,000 on CDs during the comparative period. Interest expense on borrowings declined $1.9 million due to a reduction of $86.6 million in their average balance, as borrowings were de-emphasized during the first six months of 2015, and 51 basis points in their average cost, as higher-cost borrowings that matured during the period January 1, 2015 through June 30, 2015 were not replaced. The reduction in interest expense on CDs reflected a decline of 16 basis points in their average cost, as the Bank competed less aggressively for CDs during the first six months of 2015, instead emphasizing strategies aimed at growing money market and non-interest bearing checking deposits. Partially offsetting these declines was an increase of $893,000 in interest expense on money market deposits, as successful promotional activities increased the average balance of money markets by $221.6 million from the three months ended June 30, 2014 to the three months ended June 30, 2015.

Provision for Loan Losses. The Company recognized a credit (negative provision) for loan losses of $1.1 million during the three months ended both June 30, 2015 and 2014.  In both instances, the reduction reflected the continued improvement in the overall credit quality of the loan portfolio experienced from July 1, 2013 through June 30, 2015.

Non-Interest Income.  Total non-interest income increased $112,000 from the three months ended June 30, 2014 to the three months ended June 30, 2015, due to $232,000 of additional income from BOLI, as the Company increased its investment in BOLI commencing in the last six months of 2014. The increased BOLI income was partially offset by lower loan-related fee income during the comparative period.

Non-Interest Expense.  Non-interest expense was $16.4 million during the three months ended June 30, 2015, an increase of $1.1 million from $15.3 million during the three months ended June 30, 2014, reflecting higher salaries and employee benefits and additional marketing expenses tied to both brand recognition and deposit gathering initiatives.

Non-interest expense was 1.44% of average assets during the three months ended June 30, 2015, compared to 1.42% during the three months ended June 30, 2014, reflecting the increase of $1.1 million in non-interest expense from the three months ended June 30, 2014 to the three months ended June 30, 2015.

Income Tax Expense.   Income tax expense approximated $8.0 million during the three months ended June 30, 2015, up from $7.5 million during the three months ended June 30, 2014, due to an increase of $1.5 million in pre-tax income during the comparative period.  The Company's consolidated tax rate was 40.9% during the three months ended June 30, 2015, down from 41.9% during the three months ended June 30, 2014. A combination of additional tax strategies and tax law changes lowered the effective tax rate in 2015 compared to 2014.

Comparison of Operating Results for the Six months Ended June 30, 2015 and 2014

General.  Net income was $23.3 million during the six months ended June 30, 2015, an increase of $2.8 million from net income of $20.5 million during the six months ended June 30, 2014.  During the comparative period, net interest income increased $2.3 million, the provision for loan losses declined by $458,000 (as $458,000 of additional credits were recognized), non-interest income increased $353,000 and non-interest expense declined $891,000. Income tax expense increased $1.2 million during the comparative period, as a result of $4.0 million of additional pre-tax income.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2015 and 2014 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$4,193,548	$85,261	4.07%	$3,881,312	$82,834	4.27%
Other loans	1,598	48	6.01	1,927	54	5.60
MBS	11,790	183	3.10	28,981	484	3.34
Investment securities	18,453	290	3.14	22,591	206	1.82
Federal funds sold and other short-term investments	93,303	1,228	2.63	103,780	1,058	2.04
Total interest-earning assets	4,318,692	$87,010	4.03%	4,038,591	$84,636	4.19%
Non-interest earning assets	219,157			188,564
Total assets	$4,537,849			$4,227,155

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$76,413	$115	0.30%	$82,228	$119	0.29%
Money Market accounts	1,257,753	4,356	0.70	1,083,425	2,864	0.53
Savings accounts	372,869	91	0.05	378,762	93	0.05
CDs	922,362	6,328	1.38	857,931	6,537	1.54
Borrowed Funds	1,086,551	12,956	2.40	1,074,263	14,174	2.66
Total interest-bearing liabilities	3,715,948	$23,846	1.29%	3,476,609	$23,787	1.38%
Non-interest bearing checking accounts	201,746			174,602
Other non-interest-bearing liabilities	153,006			132,408
Total liabilities	4,070,700			3,783,619
Stockholders' equity	467,149			443,536
Total liabilities and stockholders' equity	$4,537,849			$4,227,155
Net interest income		$63,164			$60,849
Net interest spread			2.74%			2.81%
Net interest-earning assets	$602,744			$561,982
Net interest margin			2.93%			3.01%
Ratio of interest-earning assets to interest-bearing liabilities			116.22%			116.16%

Rate/Volume Analysis

	Six months Ended June 30, 2015 Compared to Six months Ended June 30, 2014 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$6,486	$(4,059)	$2,427
Other loans	(10)	4	(6)
MBS	(276)	(25)	(301)
Investment securities	(52)	136	84
Federal funds sold and other short-term investments	(122)	292	170
Total	$6,026	$(3,652)	$2,374

Interest-bearing liabilities:
Interest bearing checking accounts	$(8)	$4	$(4)
Money market accounts	520	972	1,492
Savings accounts	(2)	-	(2)
CDs	482	(691)	(209)
Borrowed funds	165	(1,383)	(1,218)
Total	$1,157	$(1,098)	$59
Net change in net interest income	$4,869	$(2,554)	$2,315

The Company's net interest income and net interest margin during the six months ended June 30, 2015 and 2014 were impacted by the following factors:

·
During the period January 1, 2009 through June 30, 2015, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

·
Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through June 30, 2015, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $87.0 million during the six months ended June 30, 2015, an increase of $2.4 million from the six months ended June 30, 2014, primarily reflecting increases of $2.4 million in interest income on real estate loans and $170,000 in interest income on federal funds sold and other short term investments. The increased interest income on real estate loans reflected growth of $312.2 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period July 1, 2014 through June 30, 2015. Partially offsetting the higher interest income on real estate loans from the growth in their average balance, was a reduction of 20 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition. The increase in interest income on federal funds sold and other short-term investments resulted from a more favorable yield earned on the Company's investment in Federal Home Loan Bank of New York capital stock. Partially offsetting these increases was a reduction of $301,000 in interest income on MBS, primarily reflecting a decline of $17.2 million in their average balance during the comparative period, as the Company liquidated virtually its entire MBS portfolio in March 2015.

Interest Expense.  Interest expense approximated $23.8 million during the six months ended both June 30, 2015 and 2014, as reductions of $1.2 million in interest expense on borrowed funds and $209,000 on CDs during the comparative period were offset by an increase of $1.5 million in interest expense on money market deposits. Interest expense on borrowings declined $1.2 million due to a reduction of 26 basis points in their average cost, as higher-cost borrowings that matured during the period January 1, 2015 through June 30, 2015 were not replaced. The reduction in interest expense on CDs reflected a decline of 16 basis points in their average cost, as the Bank competed less aggressively for CDs during the first six months of 2015, instead emphasizing strategies aimed at growing money market and non-interest bearing checking deposits. The increase of $1.5 million in interest expense on money market deposits reflected successful promotional activities that increased their average balance by $174.3 million and their average cost by 17 basis points from the six months ended June 30, 2014 to the six months ended June 30, 2015.

Provision for Loan Losses. The Company recognized a credit (negative provision) for loan losses of $1.3 million during the six months ended June 30, 2015, compared to a credit (negative provision) for loan losses of $849,000 during the six months ended June 30, 2014.  The higher credit to the allowance recognized during the six months ended June 30, 2015 reflected both the continued improvement in the overall credit quality of the loan portfolio experienced from July 1,

2014 through June 30, 2015, and a $1.5 million recovery of previously charged-off amounts that was recognized during the six months ended June 30, 2015 from the favorable resolution of the Bank's largest problem loan.

Non-Interest Income.  Total non-interest income increased $353,000 from the six months ended June 30, 2014 to the six months ended June 30, 2015, due primarily to a gain of $1.4 million recognized on the sale of MBS during the six months ended June 30, 2015, $451,000 of increased income from BOLI, and higher loan-related fee income during the comparative period. Partially offsetting these increases were the following non-recurring non-interest income items recognized during the six months ended June 30, 2014: 1) a $649,000 gain on the sale of real estate; and 2) a credit of $1.0 million recognized as additional mortgage banking income during the six months ended June 30, 2014.  The $1.0 million credit eliminated the liability in relation to the First Loss Position on loans that were re-acquired from FNMA during the six months ended June 30, 2014.

Non-Interest Expense.  Non-interest expense was $30.2 million during the six months ended June 30, 2015, a reduction of $891,000 from $31.1 million during the six months ended June 30, 2014, reflecting a non-recurring $3.4 million reduction recognized in salaries and employee benefits from the curtailment of certain postretirement health benefits. Excluding the impact of the $3.4 million defined benefit curtailment, non-interest expense would have increased by $2.5 million during the comparative period as a result of higher salaries and employee benefits, increased occupancy and equipment expenses from the accelerated depreciation of some automated teller machine equipment and additional marketing expenses tied to both brand recognition and deposit gathering initiatives.

Excluding the non-recurring $3.4 million reduction, non-interest expense was 1.48% of average assets during the six months ended June 30, 2015, up slightly from 1.47% during the six months ended June 30, 2014.

Income Tax Expense.  Income tax expense approximated $15.9 million during the six months ended June 30, 2015, up from $14.7 million during the six months ended June 30, 2014, due to an increase of $4.0 million in pre-tax income during the comparative period.  The Company's consolidated tax rate was 40.6% during the six months ended June 30, 2015, down from 41.8% during the six months ended June 30, 2014. A combination of additional tax strategies and tax law changes lowered the effective tax rate in 2015 compared to 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2014 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 16, 2015.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2015, the Company owned nine mutual fund investments totaling $8.8 million that were designated as trading.  At June 30, 2015, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2014 to June 30, 2015.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

Interest Rate Risk Exposure Analysis
Economic Value of Equity ("EVE") Analysis.  In accordance with agency regulatory guidelines, the Bank simulates the impact of interest rate volatility upon EVE using several interest rate scenarios.  EVE is the difference between the present value of the expected future cash flows of the Bank's assets and liabilities and the value of any off-balance sheet items, such as firm commitments to originate loans, or derivatives, if applicable.

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

The analysis that follows presents, as of June 30, 2015 and December 31, 2014, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both June 30, 2015 and December 31, 2014.

	At June 30, 2015			At December 31, 2014
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$492,280	$(56,761)	-9.7%	$498,138	$(49,201)	-9.0%
Pre-Shock Scenario	549,041	-	-	547,339	-	-

The Bank's Pre-Shock Scenario EVE increased from $547.3 million at December 31, 2014 to $549.0 million at June 30, 2015. The increase resulted from an improved valuation on core deposits resulting from both an increase in the projected re-pricing schedule for various money market accounts and an increase in non-interest bearing checking accounts. Additionally, there was an improved valuation on the Bank's wholesale borrowing portfolio resulting from a reduction in its duration from December 31, 2014 to June 30, 2015.  This was partially offset by a less favorable valuation ascribed to the Bank's real estate portfolio from both a decline in the portfolio rate from December 31, 2014 to June 30, 2015 and a reduction in the Bank's real estate portfolio during the six months ended June 30, 2015 of loans carrying above market interest rates.

The Bank's EVE in the +200 basis point Rate Shock Scenario decreased from $498.1 million at December 31, 2014 to $492.3 million at June 30, 2015. The factors contributing to the less favorable valuation included both a decrease in the value of the Bank's real estate loans as discussed in the Pre-Shock Scenario EVE above, and a less favorable valuation on the Bank's wholesale borrowing portfolio resulting from a reduction in its duration from December 31, 2014 to June 30, 2015. Partially offsetting the decrease was a more favorable valuation on core deposits as discussed in the Pre-Shock Scenario EVE.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending June 30, 2016 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(13.5)%
+ 100 Basis Points	(7.1)
-100 Basis Points	6.0

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2015, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended June 30, 2015.  No existing repurchase programs expired during the three months ended June 30, 2015, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of June 30, 2015, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

None.

Item 6.                          Exhibits

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (17)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
4.4
Second Amended and Restated Declaration of Trust, dated as of July 29, 2004, by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company as Institutional Trustee, Dime Community Bancshares, Inc., as Sponsor, the Administrators of Dime Community Capital Trust I and the holders from time to time of undivided beneficial interests in the assets of Dime Community Capital Trust I (4)

4.5	Indenture, dated as of March 19, 2004, between Dime Community Bancshares, Inc. and Wilmington Trust Company, as trustee (4)
4.6
Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (4)

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (10)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (10)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (10)
10.4	Employment Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (10)
10.5	Employment Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (10)
10.6	Employment Agreement between Dime Community Bancshares, Inc. and Kenneth J. Mahon (10)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (12)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (9)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (8)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (8)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (3)
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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (11)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (7)
10.22	Waiver executed by Vincent F. Palagiano (6)
10.23	Waiver executed by Michael P. Devine (6)
10.24	Waiver executed by Kenneth J. Mahon (6)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (5)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (5)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (8)
10.30	Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (19)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (8)
10.32	Amendment to the Benefit Maintenance Plan (13)
10.33	Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (14)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (15)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (16)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (16)
10.37	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)
10.38	Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (18)

10.39	Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three- month and six-months periods ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(5)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(6)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(8)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(9)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(14)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(16)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.
(17)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 23, 2014.
(18)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.
(19)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 7, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 7, 2015	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 7, 2015	By: /s/ Michael Pucella
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)