Form 10-Q
period 2015-09-30
DIME COMMUNITY BANCSHARES INC
filed 2015-11-06
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                                    September 30, 2015
OR

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 5, 2015
$.01 Par Value	37,300,686

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

Item 1.  Unaudited Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)
	September 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$74,073	$78,187
Federal funds sold and other short-term investments	-	250
Total cash and cash equivalents	74,073	78,437
Investment securities held-to-maturity (estimated fair value of $7,478 and $6,315 at September 30, 2015 and December 31, 2014, respectively)(fully unencumbered)	5,349	5,367
Investment securities available-for-sale, at fair value (fully unencumbered)	3,684	3,806
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered)	446	26,409
Trading securities	8,697	8,559
Loans:
Real estate, net	4,490,624	4,117,411
Consumer loans	1,468	1,829
Less allowance for loan losses	(18,959)	(18,493)
Total loans, net	4,473,133	4,100,747
Premises and fixed assets, net	15,296	25,065
Premises held for sale	8,799	-
Federal Home Loan Bank of New York ("FHLBNY") capital stock	54,348	58,407
Other real estate owned ("OREO")	148	18
Bank Owned Life Insurance ("BOLI")	84,451	82,614
Goodwill	55,638	55,638
Other assets	48,430	52,040
Total Assets	$4,832,492	$4,497,107
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,800,061	$2,472,199
Non-interest bearing deposits	229,436	187,593
Total deposits	3,029,497	2,659,792
Escrow and other deposits	131,132	91,921
FHLBNY advances	1,069,725	1,173,725
Trust Preferred securities payable	70,680	70,680
Other liabilities	47,579	41,264
Total Liabilities	4,348,613	4,037,382
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2015 and December 31, 2014)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,145,798 shares and 52,871,443 shares issued at September 30, 2015 and December 31, 2014, respectively, and 37,189,874 shares and 36,855,019 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	532	529
Additional paid-in capital	259,906	254,358
Retained earnings	445,326	427,126
Accumulated other comprehensive loss, net of deferred taxes	(9,173)	(8,547)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,371)	(2,545)
Unearned Restricted Stock Award common stock	(2,709)	(3,066)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,354)	(9,164)
Treasury stock, at cost (15,956,924 shares and 16,016,424 shares at September 30, 2015 and December 31, 2014, respectively)	(198,278)	(198,966)
Total Stockholders' Equity	483,879	459,725
Total Liabilities And Stockholders' Equity	$4,832,492	$4,497,107
See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans secured by real estate	$42,109	$43,477	$127,370	$126,311
Other loans	22	26	70	80
Mortgage backed securities	1	223	184	707
Investment securities	254	68	544	274
Federal funds sold and other short-term investments	510	551	1,738	1,609
Total interest income	42,896	44,345	129,906	128,981
Interest expense:
Deposits and escrow	5,890	4,976	16,780	14,590
Borrowed funds	5,192	7,410	18,148	21,583
Total interest expense	11,082	12,386	34,928	36,173
Net interest income	31,814	31,959	94,978	92,808
Provision (credit) for loan losses	416	(501)	(891)	(1,350)
Net interest income after credit for loan losses	31,398	32,460	95,869	94,158
Non-interest income:
Service charges and other fees	1,013	1,084	2,562	2,507
Net mortgage banking income	41	71	154	1,153
Net (loss) gain on securities	(138)	(43)	1,287	35
Net gain on the disposal of other assets	-	-	-	649
Income from BOLI	620	382	1,837	1,147
Other	363	323	1,037	951
Total non-interest income	1,899	1,817	6,877	6,442
Non-interest expense:
Salaries and employee benefits	8,370	7,806	22,870	24,472
Stock benefit plan amortization expense	885	954	2,767	2,912
Occupancy and equipment	2,531	2,513	7,965	7,656
Data processing costs	1,023	814	2,775	2,467
Federal deposit insurance premiums	575	547	1,703	1,576
Other	2,740	2,090	8,274	6,762
Total non-interest expense	16,124	14,724	46,354	45,845
Income before income taxes	17,173	19,553	56,392	54,755
Income tax expense	7,092	7,788	23,004	22,496
Net income	$10,081	$11,765	$33,388	$32,259
Earnings per Share:
Basic	$0.28	$0.33	$0.92	$0.90
Diluted	$0.28	$0.33	$0.92	$0.90

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)
Net Income	$10,081	$11,765	$33,388	$32,259
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of deferred tax expense of $5 during the three months ended both September 30, 2015 and 2014, and $26 and $21 during the nine months ended September 30, 2015 and 2014, respectively	6	7	31	29
Reduction in (adjustment to) non-credit component of other than temporary impairment ("OTTI"), net of deferred tax expense of $4 during the three months ended both September 30, 2015 and 2014, and $8 and $13 during the nine months ended September 30, 2015 and 2014, respectively	5	4	(10)	11
Reclassification adjustment for securities sold during the period, net of income tax benefit of $(624) during the nine months ended September 30, 2015 (reclassified from net gain on securities)	-	-	(760)	-
Net unrealized securities gains (losses) arising during the period, net of deferred tax expense (benefit) of $(79) and $(24) during the three months ended September 30, 2015 and 2014, respectively, and $(64) and $2 during the nine months ended September 30, 2015 and 2014, respectively	(97)	(30)	(77)	3
Change in pension and other postretirement obligations, net of deferred tax expense of $216 and $117 during the three months ended September 30, 2015 and 2014, respectively, and $158 and $351 during the nine months ended September 30, 2015 and 2014, respectively	262	144	190	432
Comprehensive Income	$10,257	$11,890	$32,762	$32,734
See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
 (Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Common Stock (Par Value $0.01):
Balance at beginning of period	$529	$528
Shares issued in exercise of options	3	1
Balance at end of period	532	529
Additional Paid-in Capital:
Balance at beginning of period	254,358	252,253
Stock options exercised	4,053	278
Excess tax benefit related to stock benefit plans	204	71
Amortization of excess fair value over cost – ESOP stock and stock options expense	815	847
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	476	654
Balance at end of period	259,906	254,103
Retained Earnings:
Balance at beginning of period	427,126	402,986
Net income for the period	33,388	32,259
Cash dividends declared and paid	(15,188)	(15,075)
Balance at end of period	445,326	420,170
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(8,547)	(4,759)
Other comprehensive (loss) income recognized during the period, net of tax	(626)	475
Balance at end of period	(9,173)	(4,284)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(2,545)	(2,776)
Amortization of earned portion of ESOP stock	174	173
Balance at end of period	(2,371)	(2,603)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,066)	(3,193)
Amortization of earned portion of restricted stock awards	1,418	1,497
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	(1,061)	(1,930)
Balance at end of period	(2,709)	(3,626)
Common Stock Held by BMP:
Balance at beginning of period	(9,164)	(9,013)
Award distribution	-	1
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	(190)	(152)
Balance at end of period	(9,354)	(9,164)
Treasury Stock, at cost:
Balance at beginning of period	(198,966)	(200,520)
Treasury shares repurchased (20,000 shares during the nine months ended September 30, 2015)	(300)	-
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	988	1,598
Balance at end of period	(198,278)	(198,922)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$483,879	$456,203

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,388	$32,259
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	(1,384)	-
Net loss (gain) recognized on trading securities	97	(35)
Net gain on the sale of loans	-	(27)
Net gain on the sale of OREO and other assets	-	(649)
Net depreciation, amortization and accretion	2,178	1,978
Stock plan compensation (excluding ESOP)	1,449	1,584
ESOP compensation expense	958	934
Credit for loan losses	(891)	(1,350)
Credit to reduce the liability for loans sold with recourse	-	(1,040)
Increase in cash surrender value of BOLI	(1,837)	(1,147)
Deferred income tax provision (credit)	148	(116)
Excess tax benefit from stock benefit plans	(204)	(71)
Changes in assets and liabilities:
Decrease (Increase) in other assets	4,178	(341)
Increase in other liabilities	6,469	1,512
Net cash provided by Operating Activities	44,549	33,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	127	76
Proceeds from calls and principal repayments of investment securities available-for-sale	-	15,000
Proceeds from sales of investment securities available-for-sale	2,070	-
Proceeds from the sales of trading securities	1,340	-
Proceeds from sale of mortgage backed securities available for sale	24,307	-
Purchases of investment securities available-for-sale	(2,038)	(24)
Purchases of mortgage backed securities available-for-sale	-	(875)
Acquisition of trading securities	(1,572)	(200)
Principal collected on mortgage backed securities available-for-sale	1,589	4,645
Proceeds from the sale of loans held for sale previously classified as portfolio loans	9,905	12,970
Purchases of loans	-	(221,924)
Loans originated, net of repayments	(381,530)	(145,861)
Proceeds from the sale of premises	-	4,273
Purchases of fixed assets	(1,071)	(1,500)
Redemption(Purchase) of FHLBNY capital stock	4,059	(7,184)
Net cash used in Investing Activities	(342,814)	(340,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	369,705	115,467
Increase in escrow and other deposits	39,211	26,426
Repayments of FHLBNY advances	(1,829,000)	(695,000)
Proceeds from FHLBNY advances	1,725,000	888,225
Proceeds from exercise of stock options	4,056	278
Excess tax benefit from stock benefit plans	204	71
Release of stock for benefit plan awards	213	171
Treasury shares repurchased	(300)	-
Cash dividends paid to stockholders	(15,188)	(15,075)
Net cash provided by Financing Activities	293,901	320,563
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,364)	13,450
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,437	45,777
CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,073	$59,227
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$18,809	$23,135
Cash paid for interest	35,269	35,689
Loans transferred to OREO	130	-
Transfer of premises to held for sale	8,799	12,943
Loans transferred to held for sale	9,534	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	58	49
Net (increase) decrease in non-credit component of OTTI	(18)	24

See notes to unaudited condensed consolidated financial statements.

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 2015 and December 31, 2014, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2015 and 2014.  The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2015.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08").  ASU 2014-08 changed the criteria for reporting discontinued operations and provided financial statement users additional information related to the assets, liabilities, income, and expenses of discontinued operations.  ASU 2014-08 also sought to both clarify confusion related to, and inconsistent financial reporting of, discontinued operations under existing GAAP guidance, and enhance convergence between GAAP and International Financial Reporting Standards. Under ASU 2014-08, only disposals that represent strategic shifts and have a major effect on the organization's operations and financial results are to be presented as discontinued operations.  ASU 2014-08 further requires disclosure of the pretax income attributable to the disposal of a significant part of an organization that does not meet the criteria for discontinued operations reporting, providing users information about the ongoing trends in a reporting organization's results from continuing operations. The Company adopted ASU 2014-08 effective January 1, 2015. Adoption of ASU 2014-08 did not have a material impact upon the Company's consolidated financial condition or results of operations.

4.   TREASURY STOCK

There were no treasury stock repurchases during the three months ended September 30, 2015, or the three-month or nine-month periods ended September 30, 2014. The Holding Company repurchased 20,000 shares of its common stock into treasury during the nine months ended September 30, 2015 at a weighted average cost of $15.00 per share.

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

Shares either released from treasury stock for earned equity awards or returned to treasury stock due to forfeited equity awards were otherwise immaterial during the three-month and nine-month periods ended September 30, 2015 and 2014.

5.   OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net (loss) gain on securities in the accompanying condensed consolidated statements of income.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended September 30, 2015
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$9	$4	$5
Change in unrealized loss on securities transferred to held to maturity	11	5	6
Total securities held-to-maturity and transferred securities	20	9	11
Securities available-for-sale:
Change in net unrealized gain during the period	(176)	(79)	(97)
Total securities available-for-sale	(176)	(79)	(97)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	478	216	262
Change in the net actuarial gain or loss	-	-	-
Total defined benefit plans	478	216	262
Total other comprehensive income	$322	$146	$176
Three Months Ended September 30, 2014
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	12	5	7
Total securities held-to-maturity and transferred securities	20	9	11
Securities available-for-sale:
Change in net unrealized gain during the period	(54)	(24)	(30)
Total securities available-for-sale	(54)	(24)	(30)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	261	117	144
Total defined benefit plans	261	117	144
Total other comprehensive income	$227	$102	$125

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Nine Months Ended September 30, 2015
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$(18)	$(8)	$(10)
Change in unrealized loss on securities transferred to held to maturity	57	26	31
Total securities held-to-maturity and transferred securities	39	18	21
Securities available-for-sale:
Reclassification adjustment for net gains included in net (loss) gain on securities	(1,384)	(624)	(760)
Change in net unrealized gain during the period	(141)	(64)	(77)
Total securities available-for-sale	(1,525)	(688)	(837)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	1,412	636	776
Change in the net actuarial gain or loss	(1,064)	(478)	(586)
Total defined benefit plans	348	158	190
Total other comprehensive loss	$(1,138)	$(512)	$(626)
Nine Months Ended September 30, 2014
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$24	$13	$11
Change in unrealized loss on securities transferred to held to maturity	50	21	29
Total securities held-to-maturity and transferred securities	74	34	40
Securities available-for-sale:
Change in net unrealized gain during the period	5	2	3
Total securities available-for-sale	5	2	3
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	783	351	432
Total defined benefit plans	783	351	432
Total other comprehensive income	$862	$387	$475

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2015	$(826)	$736	$(8,457)	$(8,547)
Other comprehensive income (loss) before reclassifications	21	(77)	(586)	(642)
Amounts reclassified from accumulated other comprehensive loss	-	(760)	776	16
Net other comprehensive income (loss) during the period	21	(837)	190	(626)
Balance as of September 30, 2015	$(805)	$(101)	$(8,267)	$(9,173)

Balance as of January 1, 2014	$(878)	$1,319	$(5,200)	$(4,759)
Other comprehensive income before reclassifications	41	2	-	43
Amounts reclassified from accumulated other comprehensive loss	-	-	432	432
Net other comprehensive income during the period	41	2	432	475
Balance as of September 30, 2014	$(837)	$1,321	$(4,768)	$(4,284)

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income per the Consolidated Statements of Income	$10,081	$11,765	$33,388	$32,259
Less: Dividends paid and earnings allocated to participating securities	(31)	(41)	(105)	(128)
Income attributable to common stock	$10,050	$11,724	$33,283	$32,131
Weighted average common shares outstanding, including participating securities	36,552,925	36,215,186	36,414,645	36,164,129
Less: weighted average participating securities	(224,102)	(295,044)	(252,162)	(305,615)
Weighted average common shares outstanding	36,328,823	35,920,142	36,162,483	35,858,514
Basic EPS	$0.28	$0.33	$0.92	$0.90
Income attributable to common stock	$10,050	$11,724	$33,283	$32,131
Weighted average common shares outstanding	36,328,823	35,920,142	36,162,483	35,858,514
Weighted average common equivalent shares outstanding	92,631	54,197	87,887	82,231
Weighted average common and equivalent shares outstanding	36,421,454	35,974,339	36,250,370	35,940,745
Diluted EPS	$0.28	$0.33	$0.92	$0.90

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

      There were 80,000 and 270,996 weighted-average stock options outstanding for the three-month periods ended September 30, 2015 and 2014, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 132,976 and 309,444 weighted-average stock options outstanding for the nine-month periods ended September 30, 2015 and 2014, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.    ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and nine-month periods ended September 30, 2015 and 2014, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (collectively, the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2014, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2015	2014	2015	2014
Options outstanding – beginning of period	646,201	979,916	979,916	1,615,771
Options granted	-	-	-	-
Options exercised	-	-	(274,355)	(16,960)
Options that expired prior to exercise	-	-	(59,360)	(618,895)
Options outstanding – end of period	646,201	979,916	646,201	979,916
Intrinsic value of options exercised	$-	$-	$384	$6
Compensation expense recognized	-	23	31	86
Remaining unrecognized compensation expense	-	54	-	54
Intrinsic value of outstanding options at period end	1,609	468	1,609	468
Intrinsic value of vested options at period end	1,609	468	1,609	468
Weighted average exercise price of vested options – end of period	14.57	14.73	14.57	14.73

There were no grants of stock options during the three-month and nine-month periods ended September 30, 2015 and 2014.

Restricted Stock Awards

Prior to June 2014, the Company issued restricted stock awards to outside directors and certain officers under the 2004 Equity Plan. Presently, the Company issues restricted stock awards periodically to outside directors and certain officers under the 2013 Equity Plan. Typically, awards to outside directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four-year period.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Equity Plan or 2013 Equity Plan during the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2015	2014	2015	2014
Unvested allocated shares – beginning of period	224,372	295,044	289,660	318,314
Shares granted	-	-	68,069	121,333
Shares vested	-	-	(132,377)	(141,361)
Shares forfeited	(478)	-	(1,458)	(3,242)
Unvested allocated shares – end of period	223,894	295,044	223,894	295,044
Compensation recorded to expense	$434	$501	$1,418	$1,497

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

     The Bank had no loans classified as doubtful as of September 30, 2015 or December 31, 2014. All real estate loans not classified as Special Mention or Substandard were deemed pass loans at both September 30, 2015 and December 31, 2014.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at September 30, 2015
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$8,098	$-	$-	$-	$-	$8,098
Pass	58,311	3,550,193	373,219	459,773	-	4,441,496
Special Mention	1,347	9,339	1,630	5,620	-	17,936
Substandard	1,862	7,841	5,573	7,818	-	23,094
Doubtful	-	-	-	-	-	-
Total	$69,618	$3,567,373	$380,422	$473,211	$-	$4,490,624
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at September 30, 2015	Balance at December 31, 2014
Performing	$1,466	$1,825
Non-accrual	2	4
Total	$1,468	$1,829

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At September 30, 2015
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$174	$4	$630	$834	$1,642	$67,976	$69,618
Multifamily residential and residential mixed use	2,244	-	374	547	3,165	3,564,208	3,567,373
Commercial mixed use real estate	130	-	406	-	536	379,886	380,422
Commercial real estate	-	-	1,093	207	1,300	471,911	473,211
Total real estate	$2,548	$4	$2,503	$1,588	$6,643	$4,483,981	$4,490,624
Consumer	$2	$-	$-	$2	$4	$1,464	$1,468
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2015.

At December 31, 2014
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, includingcondominium and cooperative apartment	$240	$-	$-	$1,310	$1,550	$71,950	$73,500
Multifamily residential and residential mixed use	1,187	-	2,922	167	4,276	3,294,172	3,298,448
Commercial mixed use real estate	-	-	411	-	411	328,256	328,667
Commercial real estate	-	-	-	4,717	4,717	412,079	416,796
Total real estate	$1,427	$-	$3,333	$6,194	$10,954	$4,106,457	$4,117,411
Consumer	$2	$-	$-	$4	$6	$1,823	$1,829
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2014.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on eight real estate loans with an aggregate outstanding balance of $2,503 at September 30, 2015, and eight real estate loans with an aggregate outstanding balance of $3,333 at December 31, 2014, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings ("TDRs")
The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of September 30, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	2	$599	2	$605
Multifamily residential and residential mixed use	3	705	4	1,105
Commercial mixed use real estate	1	4,365	1	4,400
Commercial real estate	2	3,651	4	13,707
Total real estate	8	$9,320	11	$19,817

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of September 30, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	8	$9,320	11	$19,817
TDRs on accrual status at period end	7	9,113	9	15,100
TDRs on non-accrual status at period end	1	207	2	4,717

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

        The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both September 30, 2015 and December 31, 2014.

There were no loans modified in a manner that met the criteria of a TDR during the three-month and nine-month periods ended September 30, 2015.

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

The Bank's allowance for loan losses at September 30, 2015 did not reflect any allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2014 reflected $19 of allocated reserve associated with TDRs. Activity related to reserves associated with TDRs was immaterial during the three-month and nine-month periods ended September 30, 2015 and 2014.

As of September 30, 2015 and December 31, 2014, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month or nine-month periods ended September 30, 2015 and 2014 (thus no significant impact to the allowance for loan losses during those periods).

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

The Company paid an aggregate premium of $13,163 on the real estate loans re-acquired from FNMA during the nine months ended September 30, 2014.  The premium is being amortized as an adjustment to interest income throughout the remaining estimated life of the loans. At September 30, 2015 and December 31, 2014, the remaining unamortized premium totaled $3,944 and $7,950, respectively.

9.   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Due to their small homogeneous balances, consumer loans were not individually evaluated for impairment as of both September 30, 2015 and December 31, 2014.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At September 30, 2015 and December 31, 2014, there were no allocated reserves related to TDRs within the allowance for loan losses.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both September 30, 2015 and December 31, 2014, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at September 30, 2015 and December 31, 2014.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $284 at September 30, 2015 and $371 at December 31, 2014.  The decline resulted from both a reduction of $4,002 in the balance of such loans from December 31, 2014 to September 30, 2015, as well as a lower average loss expectation derived as of September 30, 2015 compared to December 31, 2014.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both September 30, 2015 and December 31, 2014, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at September 30, 2015 and December 31, 2014.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive expected the loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans declined from $228 at December 31, 2014 to $98 at September 30, 2015, due to both a reduction of $15,547 in the balance of such loans and a lower expected loss percentage applied to such loans at September 30, 2015 compared to December 31, 2014 under the methodology employed.

Pass Graded Loan Component

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with pass graded real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and condominium or cooperative apartments securing loans in excess of the FNMA Limits; 2) multifamily residential and residential mixed use; 3) commercial mixed use real estate, 4) commercial real estate; and 5) construction and land acquisition.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for pass graded real estate loans:

(i)	Charge-off experience (including peer charge-off experience)
(ii)	Economic conditions
(iii)	Underwriting standards or experience
(iv)	Loan concentrations
(v)	Regulatory climate
(vi)	Nature and volume of the portfolio
(vii)	Changes in the quality and scope of the loan review function

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience - Loans within the pass graded loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied.  The Bank also reviews and considers the charge-off experience of peer banks in its lending marketplace in order to determine the existence of potential losses that could take a longer period to flow through its allowance for loan losses.

(ii) Economic conditions - At both September 30, 2015 and December 31, 2014, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended September 30, 2015
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$126	$14,374	$1,682	$2,349	$-	$18,531	$22
Provision (credit) for loan losses	19	288	92	18	-	417	(1)
Charge-offs	(6)	(1)	-	(4)	-	(11)	-
Recoveries	1	-	-	-	-	1	-
Ending balance	$140	$14,661	$1,774	$2,363	$-	$18,938	$21

Ending balance – loans individually evaluated for impairment	$599	$1,252	$4,365	$3,651	$-	$9,867	$-
Ending balance – loans collectively evaluated for impairment	69,019	3,566,121	376,057	469,560	-	4,480,757	1,468
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	140	14,661	1,774	2,363	-	18,938	21
Total Ending balance	$140	$14,661	$1,774	$2,363	$-	$18,938	$21

At December 31, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$605	$1,272	$4,400	$13,707	$-	$19,984	$-
Ending balance – loans collectively evaluated for impairment	72,895	3,297,176	324,267	403,089	-	4,097,427	1,829
Allowance balance associated with loans individually evaluated for impairment	-	-	-	19	-	19	-
Allowance balance associated with loans collectively evaluated for impairment	150	13,852	1,644	2,804	-	18,450	24

At or for the Three Months Ended September 30, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$304	$14,319	$1,609	$3,377	$-	$19,609	$24
Provision (credit) for loan losses	(88)	(115)	198	(498)	-	(503)	2
Charge-offs	(14)	(19)	-	(22)	-	(55)	-
Recoveries	1	-	19	1	-	21	-
Ending balance	$203	$14,185	$1,826	$2,858	$-	$19,072	$26

At or for the Nine Months Ended September 30, 2015
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$150	$13,852	$1,644	$2,823	$-	$18,469	$24
Provision (credit) for loan losses	99	848	143	(1,980)	-	(890)	(1)
Charge-offs	(113)	(42)	(37)	(5)	-	(197)	(2)
Recoveries	4	3	24	1,525	-	1,556	-
Ending balance	$140	$14,661	$1,774	$2,363	$-	$18,938	$21

At or for the Nine Months Ended September 30, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24
Provision (credit) for loan losses	(118)	239	(1,508)	34	(3)	(1,356)	6
Charge-offs	(37)	(69)	(30)	(232)	-	(368)	(4)
Recoveries	122	175	361	9	-	667	-
Ending balance	$203	$14,185	$1,826	$2,858	$-	$19,072	$26

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):
	At September 30, 2015
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$638	$599	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	1,252	1,252	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,365	4,365	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	3,658	3,651	-
With an allocated reserve	-	-	-
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$9,913	$9,867	$-
With an allocated reserve	$-	$-	$-
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2014
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$646	$605	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	1,272	1,272	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,425	4,400	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	10,306	8,207	-
With an allocated reserve	5,500	5,500	19
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$16,649	$14,484	$-
With an allocated reserve	$5,500	$5,500	$19
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$601	$11	$769	$12	$602	$34	$783	$47
With an allocated reserve	-	-	-	-	-	-	52	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	1,074	10	2,483	16	1,123	56	2,366	72
With an allocated reserve	-	-	-	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,383	44	2,200	44	4,388	132	2,200	193
With an allocated reserve	-	-	2,200	-	-	-	2,200	-
Commercial Real Estate
With no allocated reserve	5,169	35	6,863	79	5,929	106	7,286	120
With an allocated reserve	-	-	10,259	73	1,375	97	10,272	423
Construction
With no allocated reserve	-	-	-	-	-	-	-	-
With an allocated reserve	-	-	-	-	-	-	-	-
Total
With no allocated reserve	$11,227	$100	$12,315	$151	$12,042	$328	$12,635	$432
With an allocated reserve	$-	$-	$12,459	$73	$1,375	$97	$12,524	$423

Reserve Liability for First Loss Position

The reserve liability maintained in connection with the First Loss Position was recorded as a component of other liabilities, and was estimated using a methodology similar to the allowance for loan losses, with periodic increases or decreases recognized through provisions, charge-offs or recoveries. On February 20, 2014, the Bank repurchased the remaining loans within the pool previously sold to FNMA, and extinguished both the First Loss Position and the remaining $1,040 related reserve liability.

10.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at September 30, 2015:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$15,553	$5,349	$2,382	$(253)	$7,478
Available-for-sale securities:
Investment securities
Registered Mutual Funds	3,894	3,894	5	(215)	3,684
MBS
Pass-through MBS issued by GSEs	431	431	15	-	446
(1)  Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $874 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

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

The held-to-maturity TRUPS had a weighted average term to maturity of 19.2 years at September 30, 2015.  At September 30, 2015, the pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 12.4 years. All of the pass-through MBS issued by GSEs possess an annual interest rate adjustment.

There were no sales of investment securities during the three-month periods ended September 30, 2015 and 2014, and during the nine months ended September 30, 2014, as the entire gain/loss on securities shown in the unaudited statements of income for these periods resulted from market valuation changes on trading securities. Proceeds from the sales of investment securities available-for-sale totaled $2,070 during the nine months ended September 30, 2015. Gross gains of $4 and gross losses of $8 were recognized on these sales. There were no sales of MBS available-for-sale during the three-month periods ended September 30, 2015 and 2014, and during the nine months ended September 30, 2014. Proceeds from the sales of MBS available-for-sale totaled $24,307 during the nine months ended September 30, 2015. Gross gains of $1,395 and gross losses of $7 were recognized on these sales.

Tax provisions related to the gains on sales of investment securities and MBS available-for-sale recognized during the three-month and nine-month periods ended September 30, 2015 and 2014 are disclosed in the condensed consolidated statements of comprehensive income.

As of each reporting period through September 30, 2015, the Company has applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of September 30, 2015, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At September 30, 2015, these five securities had credit ratings ranging from "C" to "Caa3."
The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended September 30, 2015			At or for the Three Months Ended September 30, 2014
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative pre-tax balance at the beginning of the period	$8,769	$596	$9,365	$8,945	$585	$9,530
Amortization of previously recognized OTTI	(26)	(9)	(35)	-	(8)	(8)
Cumulative pre-tax balance at end of the period	$8,743	$587	$9,330	$8,945	$577	$9,522

	At or for the Nine Months Ended September 30, 2015			At or for the Nine Months Ended September 30, 2014
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative pre-tax balance at the beginning of the period	$8,945	$569	$9,514	$8,945	$601	$9,546
Accretion (Amortization) of previously recognized OTTI	(202)	18	(184)	-	(24)	(24)
Cumulative pre-tax balance at end of the period	$8,743	$587	$9,330	$8,945	$577	$9,522

The following table summarizes the gross unrealized losses and fair value of investment securities as of September 30, 2015, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,442	$253	$2,442	$253
Available-for-Sale Securities:
Registered Mutual Funds	3,476	215	-	-	3,476	215

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2015, impairment of two TRUPS was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

●
Based upon an internal review of the collateral backing the TRUPS portfolio, which accounted for current and prospective deferrals, the securities could reasonably be expected to continue making all contractual payments

●	The Company does not intend to sell these securities prior to full recovery of their impairment

●	There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell these securities prior to their forecasted recovery or maturity
●	The securities have a pool of underlying issuers comprised primarily of banks
●	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
●	The securities feature either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
●	The securities are adequately collateralized

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

Assets Measured at Fair Value on a Recurring Basis at September 30, 2015
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$995	$995	$-	$-
International Equity Mutual Funds	273	273	-	-
Fixed Income Mutual Funds	7,429	7,429	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,183	1,183	-	-
International Equity Mutual Funds	372	372	-	-
Fixed Income Mutual Funds	2,129	2,129	-	-
Pass-through MBS issued by GSEs	446	-	446	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,399	$1,399	$-	$-
International Equity Mutual Funds	159	159	-	-
Fixed Income Mutual Funds	7,001	7,001	-	-
Investment securities available-for-sale:
Agency notes	70	-	70	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,160	2,160	-	-
International Equity Mutual Funds	415	415	-	-
Fixed Income Mutual Funds	1,161	1,161	-	-
Pass-through MBS issued by GSEs	25,607	-	25,607	-
Private issuer pass through MBS	455	-	455	-
Private issuer CMOs	347	-	347	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of September 30, 2015 and December 31, 2014. Obtaining market values as of September 30, 2015 and December 31, 2014 for these securities utilizing significant observable inputs was not difficult due to their considerable demand. The agency notes, private issuer pass through MBS and private issuer CMOs owned by the Company at December 31, 2014 were sold during the nine months ended September 30, 2015. For each security classification, the value received from the sale approximated the most recently obtained pricing utilizing the methodology indicated above.

There were no assets measured at fair value on a non-recurring basis as of September 30, 2015. The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2014:
Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired loans:
Commercial Mixed Use Real Estate	$4,400	$-	$-	$4,400

Loans Held for Sale - Loans held for sale are valued at the contractual sales price negotiated and agreed to by the Bank and a third party purchaser (deemed a Level 2 input).

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at September 30, 2015 and December 31, 2014 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of September 30, 2015, there were no impaired loans measured at fair value. As of December 31, 2014, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $4,400, and no valuation allowance within the allowance for loan losses. Impaired loans measured at fair value using the estimated fair value of the collateral had no impact upon the provision for loan losses during the three-month or nine-month periods ended either September 30, 2015 or 2014.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2014:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Minimum Value		Maximum Value		Weighted Average Value
$4,400	Income approach only	Capitalization rate	N/A	(1)	N/A	(1)	7.5%
(1)  Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at September 30, 2015 and December 31, 2014 were as follows:

		Fair Value at September 30, 2015 Using
At September 30, 2015	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$74,073	$74,073		$-		$-		$74,073
Federal funds sold and other short-term investments	-	-		-		-		-
Investment securities held to maturity (TRUPS)	5,349	-		7,478		-		7,478
Loans, net (excluding impaired loans carried at fair value)	4,473,133	-		-		4,521,373		4,521,373
Accrued interest receivable	12,547	-		28		12,519		12,547
FHLBNY capital stock	54,348	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	2,141,790	2,141,790		-		-		2,141,790
Certificates of Deposit ("CDs")	887,707	-		895,391		-		895,391
Escrow and other deposits	131,132	131,132		-		-		131,132
FHLBNY Advances	1,069,725	-		1,079,707		-		1,079,707
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,389	-		2,389		-		2,389

		Fair Value at December 31, 2014 Using
At December 31, 2014	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$78,187	$78,187		$-		$-		$78,187
Federal funds sold and other short-term investments	250	250		-		-		250
Investment securities held to maturity (TRUPS)	5,367	-		-		6,315		6,315
Loans, net (excluding impaired loans carried at fair value)	4,096,347	-		-		4,188,137		4,188,137
Accrued interest receivable	12,664	2		104		12,558		12,664
FHLBNY capital stock	58,407	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	1,733,474	1,733,474		-		-		1,733,474
CDs	926,318	-		934,324		-		934,324
Escrow and other deposits	91,921	91,921		-		-		91,921
FHLBNY Advances	1,173,725	-		1,186,069		-		1,186,069
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,729	-		2,729		-		2,729

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

TRUPS Held to Maturity – At both September 30, 2015 and December 31, 2014, the Company owned seven TRUPS classified as held-to-maturity.

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

As a result of improved marketplace stability and enhanced trading activity, broker quotations became the sole valuation source utilized to estimate the fair value of TRUPS as of September 30, 2015. The broker quotations at September 30, 2015 were deemed to be a Level 2 valuation.

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

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$10
Interest cost	344	18	338	58
Expected return on assets	(414)	-	(444)	-
Amortization of unrealized loss	480	(2)	261	-
Net periodic cost	$410	$16	$155	$68

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$9	$-	$30
Interest cost	749	556	1,014	174
Expected return on assets	(1,242)	-	(1,332)	-
Curtailment gain(1)	-	(3,394)	-	-
Amortization of unrealized loss	1,257	(27)	783	-
Net periodic cost (gain)	$764	$(2,856)	$465	$204
(1)	The Postretirement Plan was amended effective March 31, 2015, whereby future retirees will not be eligible to participate in the plan. This plan amendment resulted in a curtailment gain.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2014 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2015 as follows: Employee Retirement Plan - $14, BMP - $604, Outside Director Retirement Plan - $188, and Postretirement Plan - $145.  The Company made contributions of $7 to the Employee Retirement Plan during the three months ended September 30, 2015, and $12 during the nine months ended September 30, 2015, and expects to make the remainder of the estimated contributions during 2015.  The Company made benefit payments of $41 on behalf of the Outside Director Retirement Plan during the three months ended September 30, 2015, and $130 during the nine months ended September 30, 2015, and expects to make the remainder of the estimated net contributions or benefit payments during 2015.  The Company made benefit payments totaling $25 on behalf of the Postretirement Plan during the three months ended September 30, 2015, and $56 during the nine months ended September 30, 2015, and expects to make the remainder of the estimated $145 of contributions or benefit payments during 2015. Since all benefit payments expected to be made to the Postretirement Plan for the year ending December 31, 2015 related to previously earned benefits, the curtailment of future Postretirement Plan benefits enacted during the nine months ended September 30, 2015 had no impact upon the expected benefit payments to be made in 2015. The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the three-month or nine-month periods ended September 30, 2015, and does not currently expect to make benefit payments on behalf of the BMP during 2015, since anticipated retirements that formed the basis for these expected benefit payments in 2015 are presently not expected to occur.

13.   INCOME TAXES

During the three months ended September 30, 2015 and 2014, the Company's consolidated effective tax rates were 41.3% and 39.8%, respectively. During the nine months ended September 30, 2015 and 2014, the Company's consolidated effective tax rates were 40.8% and 41.1%, respectively. A combination of additional tax strategies and recent tax law changes lowered the effective tax rate during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. There were no significant unusual income tax items recognized during the three-month or nine-month periods ended either September 30, 2015 or 2014.

14.   MORTGAGE BANKING INCOME

Net mortgage banking income presented in the condensed consolidated statements of income was comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain on the sale of loans	$-	$-	$-	$27
Credit to the liability for First Loss Position	-	-	-	1,040
Mortgage banking fees recognized	41	71	154	86
Net mortgage banking income	$41	$71	$154	$1,153

15.   PREMISES HELD FOR SALE

During the nine months ended September 30, 2015, the Bank re-classified certain real estate utilized as the corporate headquarters and primary back office operations center of the Company and the Bank to premises held for sale. The aggregate recorded balance of the premises held for sale was $8,799 at September 30, 2015, the outstanding balance upon transfer.

A Purchase and Sale Agreement has been executed for the properties, for an aggregate price of $80,000. The sale is expected to close in February 2016.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. In addition, the Bank's primary strategy includes the origination of, and investment in, mortgage loans, with an emphasis on NYC multifamily residential and mixed-use real estate loans.  The Company believes that multifamily residential and mixed-use loans in and around NYC provide several advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank's multifamily residential and mixed use loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank's market area has generally provided a stable flow of new and refinanced multifamily residential and mixed-use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its mortgage loans, as well as personal deposit accounts from its borrowers.

The Bank also strives to provide a stable source of liquidity and earnings through the occassional purchase of investment grade securities, seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

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

The Basel III Capital Rules will increase the required capital levels of the Bank and will subject the Holding Company to consolidated capital rules. The Bank and Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders' equity for the purposes of determining the regulatory capital ratios.  The following table summarizes the capital ratios calculated under the Basel III Capital Rules framework as of September 30, 2015.

	Bank	Consolidated Company	Basel III Minimum Requirement	Basel III Minimum Requirement Plus 2.5% Buffer(1)	Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(2)
Common equity Tier 1 capital to risk weighted assets	11.91%	12.11%	4.5%	7.0%	6.5%
Tier 1 Capital to risk weighted assets	11.91	14.00	6.0	8.5	8.0
Total Capital to risk weighted assets	12.43	14.53	8.0	10.5	10.0
Tier 1 Capital to average assets (Leverage ratio)	9.36	10.91	4.0	n/a	5.0
(1)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(2)	Only the Bank is subject to these requirements.

Implementation of the Basel III Capital Rules effective January 1, 2015 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of September 30, 2015, the Bank and the Holding Company would meet all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2015	2014	2015	2014
Performance and Other Selected Ratios:
Return on Average Assets	0.86%	1.09%	0.97%	1.01%
Return on Average Stockholders' Equity	8.38	10.37	9.44	9.62
Stockholders' Equity to Total Assets	10.01	10.41	10.01	10.41
Loans to Deposits at End of Period	148.28	154.60	148.28	154.60
Loans to Earning Assets at End of Period	95.57	95.90	95.57	95. 90
Net Interest Spread	2.69	2.92	2.72	2.84
Net Interest Margin	2.84	3.09	2.90	3.04
Non-Interest Expense to Average Assets	1.37	1.36	1.35	1.44
Efficiency Ratio	47.63	43.54	46.09	46.51
Effective Tax Rate	41.30	39.83	40.79	41.08
Dividend Payout Ratio	50.00	42.42	45.65	46.67
Per Share Data:
Reported EPS (Diluted)	$0.28	$0.33	$0.92	$0.90
Cash Dividends Paid Per Share	0.14	0.14	0.42	0.42
Stated Book Value	13.01	12.38	13.01	12.38
Asset Quality Summary:
Net charge-offs (recoveries)	$10	$34	$(1,357)	$(295)
Non-performing Loans (including loans held for sale)	1,590	11,527	1,590	11,527
Non-performing Loans/Total Loans	0.04%	0.28%	0.04%	0.28%
Non-performing Assets	$2,965	$13,929	$2,965	$13,929
Non-performing Assets/Total Assets	0.06%	0.32%	0.06%	0.32%
Allowance for Loan Loss/Total Loans	0.42	0.47	0.42	0.47
Allowance for Loan Loss/Non-performing Loans	1,192.39	165.68	1,192.39	165.68
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.51x	2.54x	2.58x	2.48x
Excluding Interest on Deposits	4.13	3.54	3.97	3.44
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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset Liability Committee ("ALCO") is responsible for general oversight and strategic implementation of the policy, and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, appropriate senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  Reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to appropriate senior management on a monthly basis, and the Board of Directors at each of its meetings. In addition on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

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

Retail branch and Internet banking deposits increased $369.7 million during the nine months ended September 30, 2015, and $115.5 million during the nine months ended September 30, 2014.  Within deposits, core deposits (i.e., non-CDs) increased $408.3 million during the nine months ended September 30, 2015 and $96.7 million during the nine months ended September 30, 2014.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs declined $38.6 million during the nine months ended September 30, 2015 and increased $18.8 million during the nine months ended September 30, 2014. The reduction during the nine months ended September 30, 2015 reflected attrition of promotional CDs that matured, as the bank de-emphasized gathering and retaining CDs during the period, focusing instead on gathering and retaining money market and checking deposits. The increase in CDs during the nine months ended September 30, 2014 resulted primarily from successful promotional activities related to 30-month and 5-year traditional CDs as well as Individual Retirement Account CDs.

The Bank reduced its outstanding FHLBNY advances by $104.0 million during the nine months ended September 30, 2015, reflecting both the utilization of deposit inflows to fund asset growth and other operational needs, as well as the prepayment of a $25.0 million, 4.27% fixed-rate advance due to mature in 2016. A prepayment expense of $1.4 million was recognized on the prepayment of the $25.0 million advance. The Bank increased its outstanding FHLBNY advances by $193.2 million during the nine months ended September 30, 2014, reflecting a need for additional borrowings in order to fund $221.9 million of loan repurchases during the period.

During the nine months ended September 30, 2015, principal repayments totaled $683.5 million on real estate loans (including refinanced loans) and $1.6 million on MBS, and proceeds from the sale of MBS totaled $24.3 million.  During the nine months ended September 30, 2014, principal repayments totaled $526.4 million on real estate loans (including refinanced loans) and $4.6 million on MBS. There were no sales of MBS during the nine months ended September 30, 2014. The increase in principal repayments (including refinanced loans) on real estate loans during the nine months ended September 30, 2015 reflected one large borrower relationship that re-financed all loans with the Bank, and another large borrower relationship that re-financed all outstanding loans with another financial institution (thus satisfying the loans with the Bank). The reduction in principal repayments on MBS reflected a decline of $20.3 million in their average balance from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, as the great majority of the MBS portfolio was sold in March 2015.

Aggregate proceeds from the sales of investment securities and MBS available for sale totaled $26.4 million during the nine months ended September 30, 2015, reflecting the liquidation of virtually all outstanding investment securities and MBS available for sale in March 2015. The securities were sold in order to offset the cash disbursement and expense associated with the prepayment of the $25.0 million FHLBNY advance noted previously in this section. A net gain of $1.4 million was recognized on these sales. No sales of investment securities or MBS available for sale occurred during the nine months ended September 30, 2014.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At September 30, 2015, the Bank had an additional potential borrowing capacity of $615.6 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At September 30, 2015, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the nine months ended September 30, 2015 and 2014, real estate loan originations totaled $1.06 billion and $674.3 million, respectively.  The increase from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 reflected both the Company's election to compete less aggressively for new loans during the nine months ended September 30, 2014 as a result of $221.9 million of loans repurchased during the period, and a more aggressive loan growth target established for the year ending December 31, 2015 versus the year ended December 31, 2014. Security purchases were de-emphasized during the nine months ended both September 30, 2015 and 2014, as the yield offered on highly graded investment securities was not deemed sufficiently attractive.

The Holding Company repurchased 20,000 shares of its common stock during the nine months ended September 30, 2015 at an aggregate cost of $300,000. No treasury share repurchases occurred during the nine months ended September 30, 2014. As of September 30, 2015, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $16.90 per share closing price of its common stock as of September 30, 2015, the Holding Company would utilize $18.7 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $15.2 million in cash dividends on its common stock during the nine months ended September 30, 2015, up from $15.1 million during the nine months ended September 30, 2014, reflecting an increase of 330,318 in outstanding shares from October 1, 2014 to September 30, 2015.

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

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties (through either available lines of credit or mortgage loan commitments), which are granted pursuant to its regular underwriting standards.  Since these commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of September 30, 2015:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$36,585	$-	$-	$-	$36,585
Mortgage loan commitments	115,053	-	-	-	115,053
Total Off-Balance Sheet Arrangements	$151,638	$-	$-	$-	$151,638

Asset Quality

General
At both September 30, 2015 and December 31, 2014, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, thirteen non-accrual loans (excluding deposit overdraft loans) totaled $1.6 million at September 30, 2015 and fourteen non-accrual loans (excluding deposit overdraft loans) totaled $6.2 million at December 31, 2014. During the nine months ended September 30, 2015, three non-accrual loans totaling $5.0 million were disposed of through note sales, three non-accrual loans totaling $171,000 were returned to accrual status based upon favorable payment performance, two non-accrual loans totaling $182,000 were fully satisfied according to their contractual terms, a $130,000 non-accrual loan was transferred to OREO, and principal amortization of $118,000 was recognized on six non-accrual loans. These reductions were partially offset by eight loans totaling $1.0 million that were added to non-accrual status during the period.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $9.9 million, consisting of ten loans, at September 30, 2015, compared to $20.0 million, consisting of twelve loans, at December 31, 2014.  During the nine months ended September 30, 2015, two impaired loans totaling $5.6 million were fully satisfied according to their contractual terms, two impaired loans totaling $4.9 million were disposed of through note sales, and principal amortization totaling $117,000 was recognized on seven impaired loans. These reductions were partially offset by two loans totaling $547,000 that were added to impaired status during the period.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	At September 30, 2015	At December 31, 2014
	(Dollars in Thousands)
Non-accrual loans (excluding non-accrual loans held for sale)	$1,590	$6,198
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(835)	(1,314)
TDRs retained on accrual status	9,112	15,100
Impaired loans	$9,867	$19,984

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the nine months ended September 30, 2015 and 2014.

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

At both September 30, 2015 and 2014, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

OREO properties totaled $148,000 at September 30, 2015 and $18,000 at December 31, 2014. The Bank did not recognize any provisions for losses on OREO properties during the three months ended September 30, 2015 and 2014.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At September 30, 2015	At December 31, 2014
	(Dollars in Thousands)
One- to four-family residential including condominium and cooperative apartment	$834	$1,310
Multifamily residential and residential mixed use real estate	547	167
Commercial real estate and commercial mixed use real estate	207	4,717
Consumer	2	4
Total non-accrual loans	1,590	6,198
Non-performing TRUPS	1,227	904
OREO	148	18
Total non-performing assets	2,965	7,120
Ratios:
Total non-accrual loans to total loans	0.04%	0.15%
Total non-performing assets to total assets	0.06	0.16

TDRs and Impaired Loans
TDRs	$9,320	$19,817
Impaired loans (1)	9,867	19,984
(1) Amount includes all TDRs at both September 30, 2015 and December 31, 2014.  See the discussion entitled "Impaired Loans" commencing on page 35 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had six real estate loans, totaling $2.6 million that were delinquent between 30 and 89 days at September 30, 2015, compared to six such loans totaling $1.4 million at December 31, 2014. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(ii) Temporary Loan Modifications

There were no temporary modifications entered into during the three-month or nine-month periods ended September 30, 2015 or 2014. Temporary modifications previously entered into performed according to their contractual terms during the three-month and nine-month periods ended September 30, 2015 and 2014.

Reserve for Loan Commitments

At September 30, 2015 and December 31, 2014, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended September 30, 2015 and December 31, 2014.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At September 30, 2015	At June 30, 2015	At December 31, 2014
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$-	$-	$19
Substandard loans not deemed impaired	284	244	371
Special Mention loans not deemed impaired	99	108	228
Pass graded loans	18,555	18,179	17,851
Sub-total real estate loans	18,938	18,531	18,469
Consumer loans	21	22	24
TOTAL	$18,959	$18,553	$18,493

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net charge-offs (recoveries )	$10	$34	$(1,357)	$(295)
Provision (Credit)	416	(501)	(891)	(1,350)

The allowance for loan losses increased $406,000 during the three months ended September 30, 2015, due primarily to an increase in reserves on pass graded loans. The increase in reserves for both the pass graded loans and loans rated substandard that were either not deemed impaired or evaluated individually for impairment, resulted from growth in their outstanding balances from June 30, 2015 to September 30, 2015.

The allowance for loan losses increased $466,000 during the nine months ended September 30, 2015, due primarily to net recoveries of $1.4 million recognized during the period, that were largely offset by a credit (negative provision) of $891,000 recorded during the same period that resulted from improvement in the credit quality of the loan portfolio during the period. The $1.4 million of net recoveries recognized during the nine months ended September 30, 2015 resulted primarily from the resolution of the largest impaired loan during the period. During the nine months ended September 30, 2015, an increase in the estimated reserves associated with pass graded loans, that resulted from growth in their outstanding balance from December 31, 2014 to September 30, 2015, was offset by reductions in the estimated reserves on both loans rated substandard that were either not deemed impaired or evaluated individually for impairment, and loans rated special mention that were not deemed impaired, with both reductions reflecting a decline in their respective outstanding balances from December 31, 2014 to September 30, 2015.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended September 30, 2015 and 2014, and as of December 31, 2014, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Assets.  Assets totaled $4.8 billion at September 30, 2015, $335.4 million above their level at December 31, 2014.

Real estate loans increased $373.2 million during the nine months ended September 30, 2015.  During the nine months ended September 30, 2015, the Bank originated $1.06 billion of real estate loans (including refinancing of existing loans), which exceeded the $9.6 million of sales and $683.5 million of aggregate amortization on such loans (also including refinancing of existing loans).

Partially offsetting the growth in real estate loans was a reduction of $26.0 million in MBS available-for-sale, as the Company sold $24.3 million of MBS available-for-sale during the nine months ended September 30, 2015 and experienced principal amortization of $1.6 million prior to the sale. During the nine months ended September 30, 2015, the Company also elected to reduce cash and due from banks by $4.2 million to meet various liquidity needs, and its investment in FHLBNY common stock by $4.1 million as a result of a $104.0 million decline in its outstanding FHLBNY borrowings during the period (as successful deposit gathering reduced the need for FHLBNY borrowings during the period).

During the nine months ended September 30, 2015, premises totaling $8.8 million were transferred to held for sale. In October 2015, the Bank entered into an agreement to sell these premises for $80.0 million. This sale transaction is currently expected to close in February 2016.

Liabilities.  Total liabilities increased $311.2 million during the nine months ended September 30, 2015.  Retail deposits (due to depositors) increased $369.7 million and FHLBNY advances declined by $104.0 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits and decline in FHLBNY advances during the nine months ended September 30, 2015. Mortgagor escrow and other deposits grew by $39.2 million during the nine months ended September 30, 2015 as a result of the growth in loans during the period.

Stockholders' Equity.  Stockholders' equity increased $24.2 million during the nine months ended September 30, 2015, due primarily to net income of $33.4 million, $4.1 million of equity added from stock option exercises, and a $2.4 million aggregate increase related to expense amortization associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $15.2 million in cash dividends paid during the period and an increase in accumulated other comprehensive loss of $626,000. The increased accumulated other comprehensive loss resulted from a combination of the sale of MBS that previously possessed an unrealized gain and thus lowered accumulated other comprehensive loss, as well as adjustments to defined benefit plans.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General.  Net income was $10.1 million during the three months ended September 30, 2015, a reduction of $1.7 million from net income of $11.8 million during the three months ended September 30, 2014.  During the comparative period, net interest income decreased $145,000, the provision (credit) for loan losses increased $917,000 and non-interest expense increased $1.4 million. Income tax expense declined $695,000 during the comparative period, as a result of a $2.4 million decrease in pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2015 and 2014 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$4,368,777	$42,109	3.86%	$4,015,816	$43,477	4.33%
Other loans	1,548	22	5.68	2,051	26	5.07
MBS	439	1	0.91	27,011	223	3.30
Investment securities	18,602	254	5.46	15,827	68	1.72
Federal funds sold and other short-term investments	89,318	510	2.28	78,097	551	2.82
Total interest-earning assets	4,478,684	$42,896	3.83%	4,138,802	$44,345	4.29%
Non-interest earning assets	212,324			182,426
Total assets	$4,691,008			$4,321,228

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$75,082	$74	0.39%	$76,623	$51	0.26%
Money Market accounts	1,417,796	2,717	0.76	1,153,517	1,692	0.58
Savings accounts	370,454	45	0.05	378,527	47	0.05
CDs	891,769	3,054	1.36	852,188	3,186	1.48
Borrowed Funds	1,091,258	5,192	1.89	1,119,859	7,410	2.63
Total interest-bearing liabilities	3,846,359	$11,082	1.14%	3,580,714	$12,386	1.37%
Non-interest bearing checking accounts	233,224			175,738
Other non-interest-bearing liabilities	130,356			110,962
Total liabilities	4,209,939			3,867,414
Stockholders' equity	481,069			453,814
Total liabilities and stockholders' equity	$4,691,008			$4,321,228
Net interest income		$31,814			$31,959
Net interest spread			2.69%			2.92%
Net interest-earning assets	$632,325			$558,088
Net interest margin			2.84%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities			116.44%			115.59%

Rate/Volume Analysis

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$3,586	$(4,954)	$(1,368)
Other loans	(7)	3	(4)
MBS	(140)	(82)	(222)
Investment securities	25	161	186
Federal funds sold and other short-term investments	72	(113)	(41)
Total	$3,536	$(4,985)	$(1,449)

Interest-bearing liabilities:
Interest bearing checking accounts	$(2)	$25	$23
Money market accounts	445	580	1,025
Savings accounts	(2)	-	(2)
CDs	137	(269)	(132)
Borrowed funds	(159)	(2,059)	(2,218)
Total	$419	$(1,723)	$(1,304)
Net change in net interest income	$3,117	$(3,262)	$(145)

The Company's net interest income and net interest margin during the three months ended September 30, 2015 and 2014 were impacted by the following factors:

●
During the period January 1, 2009 through September 30, 2015, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

●
Marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through September 30, 2015, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $42.9 million during the three months ended September 30, 2015, a decrease of $1.5 million from the three months ended September 30, 2014, primarily reflecting a reduction of $1.4 million in interest income on real estate loans attributable to a decline of $1.8 million in loan prepayment income during the comparative period. Loan prepayment activities, which had exceeded traditional levels during 2014 and the first six months of 2015, subsided during the quarter ended September 30, 2015. The total reduction in interest income on real estate loans during the period was lower than the $1.8 million decline in loan prepayment income due to growth of $353.0 million in the average balance of real estate loans during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period October 1, 2014 through September 30, 2015. Interest income on MBS also declined $222,000 during the comparative period, due to a reduction of $26.6 million in their average balance, as the Company liquidated virtually its entire MBS portfolio in March 2015 in order to recognize and utilize appreciation in their market valuation. Partially offsetting the lower interest income on real estate loans and MBS was an increase of $185,000 in interest income on investment securities, as additional interest income (previously owed but not paid timely by the issuing companies) was received and recorded on the TRUPS in the September 2015 quarter.

Interest Expense.  Interest expense decreased $1.3 million, to $11.1 million, during the three months ended September 30, 2015, from $12.4 million during the three months ended September 30, 2014.  The reduction resulted primarily from lower interest expense of $2.2 million on borrowed funds and $132,000 on CDs during the comparative period. The decline in interest expense on borrowings resulted from a reduction of $28.6 million in their average balance, as borrowings were de-emphasized during the first nine months of 2015, and 74 basis points in their average cost, as higher-cost borrowings that matured during the period January 1, 2015 through September 30, 2015 were not replaced. The reduction in interest expense on CDs reflected a decline of 12 basis points in their average cost, as the Bank competed less aggressively for CDs during the first nine months of 2015, instead emphasizing strategies aimed at growing money market and non-interest bearing checking deposits. Partially offsetting these declines was an increase of $1.0 million in interest expense on money market deposits, as successful promotional activities increased the average balance of money markets by $264.3 million from the three months ended September 30, 2014 to the three months ended September 30, 2015.

Provision for Loan Losses. The Company recognized a provision for loan losses of $416,000 during the three months ended September 30, 2015, compared to a credit (negative provision) for loan losses of $501,000 during the three months ended September 30, 2014.  The $416,000 provision recorded during the quarter ended September 30, 2015 reflected growth of $186.3 million in the loan portfolio during the period.  The $501,000 credit recorded during the three months ended September 30, 2014 reflected improvement in the overall credit quality of the loan portfolio from October 1, 2013 through September 30, 2014.

Non-Interest Income.  Total non-interest income increased $82,000 from the three months ended September 30, 2014 to the three months ended September 30, 2015. During the comparative period, $238,000 of additional non-interest income was recognized on BOLI, as the Company increased its investment in BOLI commencing in October 2014. The increased BOLI income was partially offset by an aggregate reduction of $101,000 in fees related to loan commitment extensions and modifications, a $30,000 reduction in servicing fees on loans sold to third parties, (as the balance of these loans declined as loan payments were received and additional loans were not actively sold to third parties), and $95,000 of lower non-interest income reflecting a less favorable valuation of mutual fund investments designated as trading.

Non-Interest Expense.  Non-interest expense was $16.1 million during the three months ended September 30, 2015, an increase of $1.4 million from $14.7 million during the three months ended September 30, 2014, primarily reflecting higher salaries and employee benefits and additional marketing expense tied to both brand recognition and deposit gathering initiatives. Data processing costs also increased during the comparative period, reflecting higher loan and deposit processing costs, as well as several technological upgrades.

Non-interest expense was 1.37% of average assets during the three months ended September 30, 2015, relatively unchanged from 1.36% during the three months ended September 30, 2014.

Income Tax Expense.   Income tax expense approximated $7.1 million during the three months ended September 30, 2015, down from $7.8 million during the three months ended September 30, 2014, due to a reduction of $2.4 million in pre-tax income during the comparative period.  The Company's consolidated tax rate was 41.3% during the three months ended September 30, 2015, up from 39.8% during the three months ended September 30, 2014. Additional income tax expense related to the finalization and filing of prior year tax returns increased the effective tax rate during the three months ended September 30, 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General.  Net income was $33.4 million during the nine months ended September 30, 2015, an increase of $1.1 million from net income of $32.3 million during the nine months ended September 30, 2014.  During the comparative period, net interest income increased $2.2 million, the provision (credit) for loan losses increased by $459,000 (as a $459,000 lower credit were recognized), non-interest income increased $435,000 and non-interest expense increased $509,000. Income tax expense increased $508,000 during the comparative period, as a result of $1.6 million of additional pre-tax income.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2015 and 2014 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
		2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$4,251,958	$127,370	3.99%	$3,926,147	$126,312	4.29%
Other loans	1,581	70	5.90	1,968	80	5.42
MBS	8,006	184	3.06	28,324	707	3.33
Investment securities	18,502	544	3.92	20,336	274	1.80
Federal funds sold and other short-term investments	91,975	1,738	2.52	95,219	1,609	2.25
Total interest-earning assets	4,372,022	$129,906	3.96%	4,071,994	$128,982	4.22%
Non-interest earning assets	216,879			186,518
Total assets	$4,588,901			$4,258,512

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$75,969	$188	0.33%	$80,359	$170	0.28%
Money Market accounts	1,311,101	7,073	0.72	1,106,789	4,556	0.55
Savings accounts	372,064	137	0.05	378,684	140	0.05
CDs	912,164	9,382	1.38	856,017	9,724	1.52
Borrowed Funds	1,088,120	18,148	2.23	1,089,462	21,584	2.65
Total interest-bearing liabilities	3,759,418	$34,928	1.24%	3,511,311	$36,174	1.38%
Non-interest bearing checking accounts	212,239			174,981
Other non-interest-bearing liabilities	145,455			125,258
Total liabilities	4,117,112			3,811,550
Stockholders' equity	471,789			446,962
Total liabilities and stockholders' equity	$4,588,901			$4,258,512
Net interest income		$94,978			$92,808
Net interest spread			2.72%			2.84%
Net interest-earning assets	$612,604			$560,683
Net interest margin			2.90%			3.04%
Ratio of interest-earning assets to interest-bearing liabilities			116.30%			115.97%

Rate/Volume Analysis

	Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$10,188	$(9,130)	$1,058
Other loans	(17)	7	(10)
MBS	(486)	(37)	(523)
Investment securities	(39)	309	270
Federal funds sold and other short-term investments	(60)	189	129
Total	$9,586	$(8,662)	$924

Interest-bearing liabilities:
Interest bearing checking accounts	$(11)	$29	$18
Money market accounts	976	1,541	2,517
Savings accounts	(3)	-	(3)
CDs	596	(938)	(342)
Borrowed funds	(21)	(3,415)	(3,436)
Total	$1,537	$(2,783)	$(1,246)
Net change in net interest income	$8,049	$(5,879)	$2,170

The Company's net interest income and net interest margin during the nine months ended September 30, 2015 and 2014 were impacted by the following factors:

·
During the period January 1, 2009 through September 30, 2015, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, helping deposit and borrowing costs remain at historically low levels.

·
Marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through September 30, 2015, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $129.9 million during the nine months ended September 30, 2015, an increase of $924,000, from the nine months ended September 30, 2014, primarily reflecting increases in interest income of $1.1 million on real estate loans, $270,000 on investment securities and $130,000 on federal funds sold and other short term investments. The increased interest income on real estate loans reflected growth of $325.8 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period October 1, 2014 through September 30, 2015. Partially offsetting the higher interest income on real estate loans from the growth in their average balance, was a reduction of 30 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition. Additional interest income (previously owed but not paid timely by the issuing companies) was received and recorded on the Bank's TRUPS in the September 2015 quarter, generating the majority of the $270,000 increase in interest income on investment securities during the comparative period. The increase in interest income on federal funds sold and other short-term investments resulted from a more favorable yield earned on the Company's investment in FHLBNY capital stock, reflecting higher discretionary dividends declared by the FHLBNY. Partially offsetting these increases was a reduction of $523,000 in interest income on MBS, primarily reflecting a decline of $20.3 million in their average balance during the comparative period, as the Company liquidated virtually its entire MBS portfolio in March 2015.

Interest Expense.  Interest expense decreased $1.2 million, to $34.9 million, during the nine months ended September 30, 2015, from $36.2 million during the nine months ended September 30, 2014.  Reductions of $3.4 million in interest expense on borrowed funds and $342,000 on CDs during the comparative period were offset by an increase of $2.5 million in interest expense on money market deposits. Interest expense on borrowings declined $3.4 million due to a reduction of 42 basis points in their average cost, as higher-cost borrowings that matured during the period January 1, 2015 through September 30, 2015 were not replaced. The reduction in interest expense on CDs reflected a decline of 14 basis points in their average cost, as the Bank competed less aggressively for CDs during the first nine months of 2015, instead emphasizing strategies aimed at growing money market and non-interest bearing checking deposits. The increase of $1.5 million in interest expense on money market deposits reflected successful promotional activities that increased their average balance by $204.3 million and their average cost by 17 basis points from the nine months ended September 30, 2014 to the nine months ended September 30, 2015.

Provision for Loan Losses. The Company recognized a credit (negative provision) for loan losses of $891,000 during the nine months ended September 30, 2015, compared to a credit (negative provision) for loan losses of $1.4 million during the nine months ended September 30, 2014. The credits recorded during the nine months ended both September 30, 2015 and 2014 reflected continued improvement in the overall credit quality of the loan portfolio from October 1, 2013 through September 30, 2015. The credit recorded during the nine months ended September 30, 2015 also reflected a $1.5 million recovery of previously charged-off amounts from the favorable resolution of the Bank's largest problem loan. The lower credit to the allowance recognized during the nine months ended September 30, 2015 resulted primarily from growth of $439.4 million in the real estate loan portfolio from October 1, 2014 to September 30, 2015.

Non-Interest Income.  Total non-interest income increased $435,000 from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, due primarily to a gain of $1.4 million recognized on the sale of MBS during the nine months ended September 30, 2015, $689,000 of increased income from BOLI, as the Company increased its investment in BOLI commencing in October 2014, and an increase of $176,000 in loan application fee income during the comparative period that reflected higher loan origination activity. Partially offsetting these increases were the following non-recurring non-interest income items recognized during the nine months ended September 30, 2014: 1) a $649,000 gain on the sale of real estate; and 2) a credit of $1.0 million recognized as additional mortgage banking income during the nine months ended September 30, 2014.  The $1.0 million credit eliminated the liability in relation to the First Loss Position on loans that were re-acquired from FNMA during the nine months ended September 30, 2014.

Non-Interest Expense.  Non-interest expense was $46.4 million during the nine months ended September 30, 2015, an increase of $509,000 from $45.8 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, a non-recurring $3.4 million reduction was recognized in salaries and employee benefits from the curtailment of certain postretirement health benefits. Excluding the impact of the $3.4 million defined benefit curtailment, non-interest expense would have increased by $3.9 million during the comparative period as a result of higher salaries and employee benefits, increased occupancy and equipment expenses from the accelerated depreciation of some automated teller machine equipment, additional marketing expenses tied to both brand recognition and deposit gathering initiatives, and heightened data processing costs associated with both higher loan and deposit processing activities and several technological upgrades.

Excluding the non-recurring $3.4 million reduction, non-interest expense was 1.45% of average assets during the nine months ended September 30, 2015, up slightly from 1.44% during the nine months ended September 30, 2014, due to the $3.9 million of additional non-interest expense.

Income Tax Expense.  Income tax expense approximated $23.0 million during the nine months ended September 30, 2015, up from $22.5 million during the nine months ended September 30, 2014, due to an increase of $1.6 million in pre-tax income during the comparative period.  The Company's consolidated tax rate was 40.8% during the nine months ended September 30, 2015, down from 41.1% during the nine months ended September 30, 2014. A combination of additional tax strategies and tax law changes lowered the effective tax rate in 2015 compared to 2014.

Item 3.                           Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2014 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 16, 2015.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2015, the Company owned mutual fund investments totaling $8.7 million that were designated as trading.  At September 30, 2015, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2014 to September 30, 2015.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of September 30, 2015 and December 31, 2014, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both September 30, 2015 and December 31, 2014.

	At September 30, 2015			At December 31, 2014
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$478,062	$(57,871)	-10.8%	$498,138	$(49,201)	-9.0%
Pre-Shock Scenario	535,933	-	-	547,339	-	-

The Bank's Pre-Shock Scenario EVE decreased from $547.3 million at December 31, 2014 to $535.9 million at September 30, 2015. This decrease resulted from a less favorable valuation ascribed to the Bank's real estate portfolio from both a decline in the portfolio rate from December 31, 2014 to September 30, 2015 and a reduction in the Bank's real estate portfolio during the nine months ended September 30, 2015 of loans carrying above market interest rates.

The Bank's EVE in the +200 basis point Rate Shock Scenario decreased from $498.1 million at December 31, 2014 to $478.1 million at September 30, 2015. The factors contributing to the less favorable valuation included both a decrease in the value of the Bank's real estate loans as discussed in the Pre-Shock Scenario EVE above, and a less favorable valuation on the Bank's wholesale borrowing portfolio resulting from a reduction in its duration from December 31, 2014 to September 30, 2015. Partially offsetting the decrease was a more favorable valuation on core deposits attributable primarily to growth in non-interest bearing checking accounts.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending September 30, 2016 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(15.5)%
+ 100 Basis Points	(7.8)
-100 Basis Points	6.1

Item 4.  Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2015, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended September 30, 2015.  No existing repurchase programs expired during the three months ended September 30, 2015, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of September 30, 2015, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (11)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (7)
10.22	Waiver executed by Vincent F. Palagiano (6)
10.23	Waiver executed by Michael P. Devine (6)
10.24	Waiver executed by Kenneth J. Mahon (6)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (5)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (5)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (8)
10.30	Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (19)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (8)
10.32	Amendment to the Benefit Maintenance Plan (13)
10.33	Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (14)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (15)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (16)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (16)
10.37	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)
10.38	Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (18)

10.39	Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)
10.40	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of SEptember 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three- month and nine-months periods ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

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

Dime Community Bancshares, Inc.

Dated: November 6, 2015	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 6, 2015	By: /s/ Michael Pucella
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)