Form 10-K
period 2015-12-31
DIME COMMUNITY BANCSHARES INC
filed 2016-03-11
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2015

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
Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

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

LARGE ACCELERATED FILER ☐     ACCELERATED FILER ☒      NON-ACCELERATED FILER ☐      SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $517.6 million based upon the $16.94 closing price on the NASDAQ National Market for a share of the registrant's common stock on June 30, 2015.

            As of March 11, 2016, there were 37,371,992 shares of the registrant's common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 26, 2016 and any adjournment thereof, are incorporated by reference in Part III.

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

•	Other risks, as enumerated in the section entitled "Risk Factors."

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1.                          Business

General

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered savings bank. The Bank's principal business is gathering deposits, and lending them primarily in multifamily residential, commercial real estate and mixed use loans, as well as investing in mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Entities ("GSEs"), and corporate debt and equity securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios, and other investments. The Bank's primary sources of funds are, in general, deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; and advances from the Federal Home Loan Bank of New York ("FHLBNY").

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

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the Williamsburg section of the borough of Brooklyn, New York, and operates twenty-five full-service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, and, to a lesser extent, via the internet.  The Bank's primary lending area is the NYC metropolitan area, although it's overall lending area is larger, extending approximately 50 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank's mortgage loans are secured by properties located in its primary lending area, with approximately 88% secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2015.

The NYC banking environment is extremely competitive.  The Bank's competition for loans exists principally from other savings banks, commercial banks, mortgage banks, internet banks and insurance companies. The Bank continues to face sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 98% of the Bank's loan portfolio at December 31, 2015.

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

Loan Portfolio Composition.  At December 31, 2015, the Bank's loan portfolio totaled $4.69 billion, consisting primarily of mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership; commercial properties; and one- to four-family residences and individual condominium or cooperative apartments.  Within the loan portfolio, $3.75 billion, or 80.0%, were classified as multifamily residential loans; $863.2 million, or 18.4%, were classified as commercial real estate loans; and $72.1 million, or 1.5%, were classified as one- to four-family residential, including condominium or cooperative apartments.  Of the total mortgage loan portfolio outstanding on December 31, 2015, $3.69 billion, or 78.7%, were adjustable-rate mortgage loans ('"ARMs") and $997.2 million, or 21.3%, were fixed-rate loans.  Of the Bank's multifamily residential and commercial real estate loans, over 75% were ARMs at December 31, 2015, the majority of which were contracted to reprice no later than 7 years from their origination date and carried a total amortization period of no longer than 30 years.  At December 31, 2015, the Bank's loan portfolio additionally included $1.6 million in consumer loans, composed of depositor, consumer installment and other loans.  As of December 31, 2015, $3.07 billion, or 65.4% of the loan portfolio, was scheduled to mature or reprice within five years.  In addition at December 31, 2015, loans totaling $474.7 million were only required to make monthly interest payments on their outstanding principal balance.  The great majority of these loans commence principal amortization prior to their contractual maturity date.

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

At December 31, 2015, the Bank had $219.0 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2016.  At December 31, 2014, the Bank had $122.1 million of loan commitments that were accepted by the borrowers.  All of these closed during the year ended December 31, 2015.

The following table sets forth the composition of the Bank's real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2015	Percent of Total	2014	Percent of Total	2013	Percent of Total	2012	Percent of Total	2011	Percent of Total
	Dollars in Thousands
Real Estate loans:
Multifamily residential	$3,752,328	80.02%	$3,292,753	80.05%	$2,917,380	78.97%	$2,671,533	76.30%	$2,599,850	75.13%
Commercial real estate	863,184	18.41	745,463	18.12	700,606	18.96	735,224	21.00	751,586	21.72
One- to four-family, including condominium and cooperative apartment	72,095	1.54	73,500	1.79	73,956	2.00	91,876	2.62	100,712	2.91
Construction and land acquisition	-	-	-	-	268	0.01	476	0.01	5,827	0.17
Total real estate loans	4,687,607	99.97	4,111,716	99.96	3,692,210	99.94	3,499,109	99.93	3,457,975	99.93
Consumer loans:
Depositor loans	557	0.01	677	0.01	763	0.02	712	0.02	483	0.01
Consumer installment and other	1,033	0.02	1,152	0.03	1,376	0.04	1,711	0.05	1,966	0.06
Total consumer loans	1,590	0.03	1,829	0.04	2,139	0.06	2,423	0.07	2,449	0.07
Gross loans	4,689,197	100.00%	4,113,545	100.00%	3,694,349	100.00%	3,501,532	100.00%	3,460,424	100.00%
Net unearned costs	7,579		5,695		5,170		4,836		3,463
Allowance for loan losses	(18,514)		(18,493)		(20,153)		(20,550)		(20,254)
Loans, net	$4,678,262		$4,100,747		$3,679,366		$3,485,818		$3,443,633
Loans serviced for others:
One- to four-family including condominium and cooperative apartment	$4,374		$5,215		$6,746		$8,786		$10,841
Multifamily residential	18,735		19,038		240,517		353,034		475,673
Total loans serviced for others	$23,109		$24,253		$247,263		$361,820		$486,514

Loan Originations, Purchases, Sales and Servicing.  For the year ended December 31, 2015, total loan originations were $1.35 billion.  The Bank originates both ARMs and fixed-rate loans, depending upon customer demand and market rates of interest.  ARMs were 94% of total loan originations during the period.  The great majority of both ARM and fixed-rate originations were multifamily residential and commercial real estate loans.

The typical multifamily residential and commercial real estate ARM carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year, indexed to the 5-year FHLBNY advance rate plus a spread typically approximating 250 basis points, but generally may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the majority of the life of the loans. In some instances, these loans do not amortize any principal during the contractual maturity period, such loans are referred to as "interest only loans." The Bank also offers fixed-rate, self-amortizing, multifamily residential and commercial real estate loans with maturities of up to fifteen years.

Multifamily residential real estate loans are either retained in the Bank's portfolio or sold in the secondary market to other third-party financial institutions.  The Bank currently has no formal arrangement pursuant to which it sells commercial or multifamily residential real estate loans to the secondary market.

The Bank generally retains servicing rights in connection with multifamily loans it sells in the secondary market.  Loan servicing fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale.  At December 31, 2015, the Bank had recorded mortgage servicing rights ("MSR") of $239,000 associated with the sale of one- to four-family and multifamily residential loans to third party institutions.

Prior to February 2013, the Bank generally sold its newly originated one- to four-family fixed-rate mortgage loans in the secondary market.  During the year ended December 31, 2013, the Bank ceased all one- to four-family fixed-rate mortgage lending in order to focus on its core multifamily residential and commercial real estate lending activities.

At December 31, 2015, the Bank's portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained totaled $23.1 million, all of which were sold without recourse.

The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	Dollars in Thousands
Gross loans:
At beginning of period	$4,113,545	$3,694,349	$3,501,532	$3,460,424	$3,468,479
Real estate loans originated:
Multifamily residential	1,098,841	748,067	872,421	942,326	563,696
Commercial real estate	236,320	191,944	187,202	142,418	98,607
One- to four-family, including condominium and cooperative apartment (1)	5,316	2,302	5,896	12,184	7,094
Equity lines of credit on multifamily residential or commercial properties	3,389	4,657	7,578	2,764	7,685
Construction and land acquisition	-	-	-	-	1,712
Total mortgage loans originated	1,343,866	946,970	1,073,097	1,099,692	678,794
Other loans originated	1,334	1,263	1,354	1,414	1,552
Total loans originated	1,345,200	948,223	1,074,451	1,101,106	680,346
Loans purchased (2)	99,745	225,604	52,031	30,425	54,364
Less:
Principal repayments (including satisfactions and refinances)	859,721	737,776	923,110	1,020,525	698,928
Loans sold (3)	9,572	16,865	8,087	67,593	38,320
Write down of principal balance for expected loss	-	-	1,685	2,305	5,517
Loans transferred to other real estate owned	-	-	783	-	-
Gross loans at end of period	$4,689,197	$4,113,545	$3,694,349	$3,501,532	$3,460,424
(1)    Includes one- to four-family home equity and home improvement loans.
(2)    Includes $225.6 million, $52.0 million, $30.4 million and $26.4 million of serviced loans previously sold to a third party that were re-acquired during the years ended December 31, 2014, 2013, 2012 and 2011, respectively.
(3)    Includes $9.6 million, $3.9 million, $6.1 million, $30.9 million and $29.8 million of note sales on problem loans from portfolio during the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

    Loan Maturity and Repricing.   The following table distributes the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2015 by the earlier of the maturity or next repricing date.  ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include scheduled principal amortization.

	Real Estate Loans	Consumer Loans	Total
	(Dollars in Thousands)
Amount due to Mature or Reprice During the Year Ending:
December 31, 2016	$169,627	$1,590	$171,217
December 31, 2017	513,118	-	513,118
December 31, 2018	482,871	-	482,871
December 31, 2019	800,725	-	800,725
December 31, 2020	1,098,887	-	1,098,887
Sub-total (within 5 years)	3,065,228	1,590	3,066,818
December 31, 2021 and beyond	1,622,379	-	1,622,379
TOTAL	$4,687,607	$1,590	$4,689,197

The following table sets forth the outstanding principal balances of the Bank's real estate and consumer loan portfolios (including loans held for sale) at December 31, 2015 that are due to mature or reprice after December 31, 2016, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2016
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans	$973,519	$3,544,461	$4,517,980
Consumer loans	-	-	-
Total loans	$973,519	$3,544,461	$4,517,980

Multifamily Residential Lending and Commercial Real Estate Lending. The majority of the Bank's lending activities consist of originating adjustable- and fixed-rate multifamily residential (generally buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank's primary lending area. At December 31, 2015, $3.75 billion, or 80.0% of the Bank's gross loan portfolio, were multifamily residential loans. Of the multifamily residential loans, $3.53 billion, or 94.1%, were secured by apartment buildings and $219.9 million, or 5.9%, were secured by buildings organized under a cooperative form of ownership. The Bank also had $863.2 million of commercial real estate loans in its portfolio at December 31, 2015, representing 18.4% of its total loan portfolio.  Of the $863.2 million, approximately $485.9 million were secured by collateral containing strictly commercial tenants, while the remaining $377.3 million had a portion of the underlying collateral composed of residential units.

At December 31, 2015, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar.  The Bank classified loans secured by fully residential apartment buildings as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either residential mixed use (a component of total multifamily residential loans) or commercial mixed use (a component of total commercial real estate loans) based upon the percentage of the property's rental income received from its residential as compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate. At December 31, 2015, mixed-use properties classified as multifamily residential or commercial real estate loans totaled $1.77 billion.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $5.0 million, and, at December 31, 2015, had an average outstanding balance of approximately $2.3 million. Multifamily residential loans in this range are generally secured by buildings that contain between 5 and 100 apartments. As of December 31, 2015, the Bank had a total of $3.53 billion of multifamily residential loans in its portfolio secured by buildings with under 100 units, representing 94% of its multifamily residential real estate loan portfolio.

At December 31, 2015, the Bank had 197 multifamily residential or commercial real estate loans in portfolio with principal balances greater than $5.0 million, totaling $1.71 billion.  Within this total were forty-one loans totaling $643.9 million with outstanding balances greater than $10.0 million.  These 197 loans, while underwritten to the same standards as all other multifamily residential and commercial real estate loans, tend to expose the Bank to a higher degree of risk due to the potential impact of losses from any one loan relative to the size of the Bank's capital position.

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

The Bank's underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120% for multifamily residential and 125% for commercial real estate loans. The weighted average loan-to-value and debt service ratios approximated 57% and 194%, respectively, on all multifamily residential real estate loans originated during the year ended December 31, 2015, and 53% and 275%, respectively, on commercial real estate loans originated during the year ended December 31, 2015. The Bank additionally requires all multifamily residential and commercial real estate borrowers to represent that they are unaware of any environmental risks directly related to the collateral.  In instances where the Bank's property inspection procedures indicate a potential environmental risk on a collateral property, the Bank will require a Phase 1 environmental risk analysis to be completed, and will decline loans where any significant residual environmental liability is indicated.  The Bank further considers the borrower's experience in owning or managing similar properties, the Bank's lending experience with the borrower, and the borrower's credit history and business experience (See "Item 1. Business - Lending Activities - Loan Approval Authority and Underwriting" for a discussion of the Bank's underwriting procedures utilized in originating multifamily residential and commercial real estate loans).

It is the Bank's policy to require appropriate insurance protection at closing, including title and hazard insurance, on all real estate mortgage loans. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans is generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon its rentability, among other commercial factors.  This increased risk is partially mitigated in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; (ii) the Bank will generally favor investments in mixed-use commercial properties that derive some portion of income from residential units, which provide a more reliable source of cash flow and lower vacancy rates, and (iii) the interest rate on commercial real estate loans generally exceeds that on multifamily residential loans.  At December 31, 2015, approximately $377.3 million, or 43.7%, of the Bank's commercial real estate loans were secured by mixed-use commercial properties that derived some portion of income from residential units.  The average outstanding balance of commercial real estate loans was $2.2 million at December 31, 2015.

The Bank's three largest multifamily residential loans at December 31, 2015 were: (i) a $53.5 million loan initially originated in September 2008 (subsequently re-financed in March 2012 and August 2014) secured by seventeen mixed-use buildings located in Manhattan, New York, containing, in aggregate, 401 residential units and 11 commercial units; (ii) a $28.2 million loan originated in November 2012 secured by three apartment building complexes located in Queens, New York, containing 514 residential units and one commercial unit; and (iii) a $27.0 million loan originated in August 2014 secured by three cooperative residential apartment buildings located in Manhattan, New York, containing 436 residential units and one commercial unit.  Each of these loans made all contractual payments during the year ended December 31, 2015.

The Bank's three largest commercial real estate loans at December 31, 2015 were: (i) a $19.8 million loan originated in July 2015 secured by a building with 10 stores located in Manhattan, New York; (ii) an $18.2 million loan originated in April 2015 secured by a mixed use building located in Brooklyn, New York, containing 18 residential and 2 commercial retail units, and (iii) an $18.1 million loan initially originated in February 2013 secured by three commercial buildings located in Queens, New York containing 14 retail stores.

As a New York State-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not subject to New York State Department of Financial Services ("NYSDFS") regulations limiting individual loan or borrower exposures.

    Small Mixed-Use Lending (Small Investment Property Loans).  From 2003 through 2008, the Bank originated small investment property loans (secured by urban buildings with four or less total units, one of which was commercial, and the remainder residential). These loans were typically sourced through loan brokers.   At December

31, 2015, the Bank held $18.0 million of loans in portfolio classified as small investment property, or approximately 0.4% of the gross loan portfolio, with, at the time of origination, a weighted average borrower FICO score of 714 and a weighted average loan-to-value ratio of 54%.

One- to Four-Family Residential and Condominium / Cooperative Apartment Lending.   In 2013, the Bank ceased origination of residential first and second mortgage loans secured primarily by owner-occupied, one- to four-family residences, including condominium and cooperative apartments.  At December 31, 2015, $72.1 million, or 1.5%, of the Bank's loans consisted of one- to four-family residential and condominium or cooperative apartment loans.

Home Equity and Home Improvement Loans.  The Bank ceased origination of home equity and home improvement loans during the year ended December 31, 2013,. Home equity loans and home improvement loans, the great majority of which are included in one- to four-family loans, were previously originated to a maximum of $500,000.  The combined balance of the first mortgage and home equity or home improvement loan was not permitted to exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan.  Interest on home equity and home improvement loans was initially the "prime lending" rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination.  The combined outstanding balance of the Bank's home equity and home improvement loans was $8.2 million at December 31, 2015.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans.  Equity credit lines are available on multifamily residential and commercial real estate loans.  These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined first mortgage amount and equity line are used to determine the loan-to-value ratio and minimum debt service coverage ratio.  The interest rate on multifamily residential and commercial real estate equity lines of credit adjusts regularly.  The outstanding balance of loans advanced under equity lines of credit was $5.6 million at December 31, 2015, on outstanding total lines of $38.7 million.

Construction Lending.  The Bank had no unfunded construction loan commitments at December 31, 2015, and the last new construction loan commitment issued by the Bank occurred in September 2008.

Land Development and Acquisition Loans. The Bank had no outstanding land development or acquisition loans at December 31, 2015 and 2014.

Loan Approval Authority and Underwriting.   The Board of Directors of the Bank establishes lending authority levels for the various loan products offered by the Bank. The Bank maintains a Loan Operating Committee consisting, as of December 31, 2015, of the Chief Executive Officer, President, Chief Operating Officer, Chief Accounting Officer, Chief Lending Officer and Chief Retail Officer.  The Loan Operating Committee may approve any portfolio loan origination, however, larger loans, generally in excess of $500,000, require its approval. All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

Asset Quality

General
At both December 31, 2015 and December 31, 2014, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 4 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, seventeen non-accrual loans (excluding deposit overdraft loans) totaled $1.6 million at December 31, 2015 and fourteen non-accrual loans (excluding deposit overdraft loans) totaled $6.2 million at December 31, 2014. During the year ended December 31, 2015, three non-accrual loans totaling $5.0 million were disposed of through note sales, two non-accrual loans totaling $115,000 were returned to accrual status based upon favorable payment performance, three non-accrual loans totaling $442,000 were fully satisfied according to their contractual terms, a $130,000 non-accrual loan was transferred to OREO, and principal amortization of $124,000 was recognized on seven non-accrual loans. These reductions were partially offset by twelve loans totaling $1.3 million that were added to non-accrual status during the period.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 5 to the consolidated financial statements) was approximately $9.6 million, consisting of nine loans, at December 31, 2015, compared to $20.0 million, consisting of twelve loans, at December 31, 2014.  During the year ended December 31, 2015, three impaired loans totaling $5.9 million were fully satisfied according to their contractual terms, two impaired loans totaling $4.9 million were disposed of through note sales, and principal amortization totaling $163,000 was recognized on seven impaired loans. These reductions were partially offset by two loans totaling $547,000 that were added to impaired status during the period.

     The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	At December 31, 2015	At December 31, 2014
	(Dollars in Thousands)
Non-accrual loans (excluding non-accrual loans held for sale)	$1,611	$6,198
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(1,116)	(1,314)
Troubled debt restructured loans ("TDRs") retained on accrual status	9,066	15,100
Impaired loans	$9,561	$19,984

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the year ended December 31, 2015.

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

At both December 31, 2015 and 2014, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected net cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected net cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

The following table summarizes outstanding TDRs by collateral type as of the dates indicated:

	As of December 31, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in thousands)
One- to four-family residential, including condominium and cooperative apartment	2	$598	2	$605
Multifamily residential and residential mixed use	3	696	4	1,105
Commercial mixed use real estate	1	4,344	1	4,400
Commercial real estate	2	3,635	4	13,707
Total real estate	8	$9,273	11	$19,817

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of December 31, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
	(Dollars in thousands)
Outstanding principal balance at period end	8	$9,273	11	$19,817
TDRs on accrual status at period end	7	9,066	9	15,100
TDRs on non-accrual status at period end	1	207	2	4,717

The following table summarizes activity related to TDRs for the periods indicated:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Loan modifications during the period that met the definition of a TDR:
Commercial mixed use real estate	-	-	-	1	$4,400	$4,400
Commercial real estate	-	-	-	1	3,500	3,500
TOTAL	-	-	-	2	$7,900	$7,900

OREO

Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value (a.k.a. fair value) of the property quarterly thereafter.  OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense.  Only the appraised value, or either contractual or formal marketed values that fall below the appraised value, is used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

OREO properties totaled $148,000 at December 31, 2015 and $18,000 at December 31, 2014. The Bank did not recognize any provisions for losses on OREO properties during the years ended December 31, 2015 and 2014.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At December 31,
	2015	2014	2013	2012	2011
Non-accrual Loans and Non-Performing Assets	(Dollars in Thousands)
One- to four-family residential including condominium and cooperative apartment	$1,113	$1,310	$1,242	$938	$2,205
Multifamily residential and residential mixed use real estate	287	167	1,197	507	7,069
Commercial real estate and commercial mixed use real estate	207	4,717	10,107	7,435	16,674
Consumer	4	4	3	8	4
Sub-total	1,611	6,198	12,549	8,888	25,952
Non-accrual loans held for sale	-	-	-	560	3,022
Total non-accrual loans	1,611	6,198	12,549	9,448	28,974
Non-performing pooled trust preferred securities ("TRUPS")	1,236	904	898	892	1,012
OREO	148	18	18	-	-
Total non-performing assets	2,995	7,120	13,465	10,340	29,986
Ratios:
Total non-accrual loans to total loans	0.03%	0.15%	0.34%	0.25%	0.84%
Total non-performing assets to total assets	0.06	0.16	0.33	0.26	0.75

TDRs and Impaired Loans
TDRs	$9,273	$19,817	$24,327	$51,123	$48,753
Impaired loans (1)	9,561	19,984	30,189	53,144	73,406
(1) Amount includes all TDRs.  See the discussion entitled "Impaired Loans" commencing on page F-12 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on twelve real estate loans with an aggregate outstanding balance of $4.5 million at December 31, 2015, and eight real estate loans with an aggregate outstanding balance of $3.3 million at December 31, 2014, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

 (ii)  Loans Delinquent 30 to 89 Days

The Bank had six real estate loans totaling $3.0 million that were delinquent between 30 and 89 days at December 31, 2015, a net increase of approximately $1.6 million compared to six such loans totaling $1.4 million at December 31, 2014. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(iii) Temporary Loan Modifications

    There were no temporary modifications (modifications that were either sufficiently minor or temporary in nature so as to not meet the criteria of a TDR) entered into during the years ended December 31, 2015 or 2014. Temporary modifications previously entered into performed according to their contractual terms during the years ended December 31, 2015 and 2014.

Allowance for Loan Losses

Accounting Principles Generally Accepted in the United States ("GAAP") require the Bank to maintain an appropriate allowance for loan losses.  The Bank maintains a Loan Loss Reserve Committee charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve.

To assist the Loan Loss Reserve Committee in carrying out its assigned duties, the Bank, during the years ended December 31, 2015 and 2014, engaged the services of an experienced third-party loan review firm to perform a review of the loan portfolio.  The 2015 review program covered 100% of construction and land development loans and 50% of the non-one- to four-family and consumer loan portfolio.  Included within the annual 50% target were: (1) 50% of the twenty largest loans in the multifamily and commercial real estate loan portfolio (the remaining 50% not covered in the vendor review were reviewed internally); (2) the ten largest pure commercial real estate loans; (3) the ten largest commercial mixed use real estate loans; (4) 50% of the ten largest multifamily residential real estate loans (the remaining 50% not covered in the vendor review were reviewed internally); (5) 50% of the ten largest residential mixed use real estate loans (the remaining 50% not covered in the vendor review were reviewed internally); (6) 30% of all new loan originations during the year; (7) 100% of the internally criticized and classified loans over $250,000; (8) 50% of the twenty largest borrower relationships (the remaining 50% not covered in the vendor review were reviewed internally), (9) 70% of all commercial real estate loans; (10) all loans over $500,000 that were collateralized by properties located in Long Island, New York; (11) all loans over $500,000 that were scheduled to reprice during the year; (12) all loans over $500,000 that were in the lowest three categories of pass loan grade (including Watch list loans); and (13) 50% of loans over $250,000 originated under the small mixed use lending program.

The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's executive management and the Lending and CRA Committee of the Board of Directors.  The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$4,696,776	$4,119,240	$3,699,519	$3,506,368	$3,463,887
Average total loans outstanding during the period(1)	$4,328,977	$3,964,520	$3,606,039	$3,402,838	$3,447,035
Allowance for loan losses:
Balance at beginning of period	$18,493	$20,153	$20,550	$20,254	$19,166
Provision (credit) for loan losses	(1,330)	(1,872)	369	3,921	6,846
Charge-offs
Multifamily residential	(48)	(87)	(504)	(2,478)	(2,750)
Commercial real estate	(44)	(336)	(400)	(1,342)	(2,307)
One- to four-family including condominium and cooperative apartment	(115)	(46)	(117)	(777)	(89)
Construction	-	-	-	(3)	(962)
Consumer	(2)	(9)	(21)	(10)	(29)
Total charge-offs	(209)	(478)	(1,042)	(4,610)	(6,137)
Recoveries	1,560	690	276	903	212
Reserve for loan commitments transferred from other liabilities	-	-	-	82	167
Balance at end of period	$18,514	$18,493	$20,153	$20,550	$20,254
Allowance for loan losses to total loans at end of period	0.39%	0.45%	0.54%	0.59%	0.58%
Allowance for loan losses to total non-performing loans at end of period	1,149.22	298.37	160.59	231.21	78.04
Allowance for loan losses to total non-performing loans and TDRs at end of period	170.10	71.09	64.66	42.58	29.08
Ratio of net charge-offs to average loans outstanding during the period	(0.03)	(0.01)	0.02	0.11	0.17
(1)	Total loans represent gross loans (including loans held for sale), net of deferred loan fees and discounts.

Based upon its evaluation of the loan portfolio, management believes that the Bank maintained its allowance for loan losses at a level appropriate to absorb probable losses incurred within the Bank's loan portfolio as of the balance sheet dates.  Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area.  Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions or other factors beyond management's control. In addition, the Bank's regulators, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to, or reductions in, the allowance based upon judgments different from those of management.

The Bank's periodic evaluation of its allowance for loan losses has traditionally been comprised of different components, each of which is discussed in Note 6 to the Company's consolidated audited financial statements.

The following table sets forth the Bank's allowance for loan losses allocated by underlying collateral type and the percent of each to total loans at the dates indicated.  Any allocated allowance associated with loans both deemed impaired and internally graded as Special Mention is reflected on the impaired loan line. Please refer to Notes 5 and 6 to the Company's consolidated audited financial statements for a description of impaired, substandard, special mention and pass graded loans.

	At December 31,
	2015		2014		2013		2012		2011
	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Impaired loans	$-	0.20%	$19	0.49%	$1,771	0.82%	$520	1.52%	$2,175	2.12%
Substandard loans not deemed impaired	348	0.37	371	0.44	53	0.15	795	0.44	-	-
Special Mention loans	88	0.37	228	0.81	185	0.42	145	0.54	800	0.56
Pass graded loans:
Multifamily residential	13,942	79.69	13,600	79.38	13,743	78.49	14,118	75.99	14,057	74.67
Commercial real estate	3,902	17.88	4,156	17.15	4,189	17.81	4,750	19.08	2,893	19.67
One-to four- family including condominium and cooperative apartment	214	1.46	95	1.68	188	1.75	195	2.36	303	2.82
Construction and land acquisition	-	-	-	-	-	-	-	-	-	0.09
Consumer	20	0.03	24	0.05	24	0.06	27	0.07	26	0.07
Total	$18,514	100.00%	$18,493	100.00%	$20,153	100.00%	$20,550	100.00%	$20,254	100.00%

Reserve Liability on the First Loss Position

Until February 20, 2014, the Bank serviced a pool of multifamily loans it sold to the Federal National Mortgage Association ("FNMA"), and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position"). The reserve liability maintained in connection with the First Loss Position was recorded as a component of other liabilities, and was estimated using a methodology similar to the allowance for loan losses, with periodic increases or decreases recognized through provisions, charge-offs or recoveries. On February 20, 2014, the Bank repurchased the remaining loans within the pool previously sold to FNMA, and extinguished both the First Loss Position and the remaining $1.0 million related reserve liability.

Reserve for Loan Commitments

At December 31, 2015, the Bank maintained a reserve of $50,000 associated with unfunded loan commitments accepted by the borrower at December 31, 2015.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

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

      The Bank's investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Government, federal agencies and GSEs, to an amount not exceeding the lesser of either 2% of its total assets or 15% of its total tangible capital (20% of tangible capital in the event all securities of the obligor maintain a "AAA" credit rating).  The Bank was in compliance with this policy limit at both December 31, 2015 and 2014.  The Bank may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2015 and 2014, the Bank did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Federal Agency Obligations.  Federal agency obligations are purchased from time to time in order to provide the Bank a favorable yield in comparison to overnight investments.  These securities possess sound credit ratings, and are readily accepted as collateral for the Bank's borrowings.  The Bank owned no federal agency obligation investments at December 31, 2015.

      MBS.  The Bank's investment policy calls for the purchase of only priority tranches when investing in MBS. MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect the value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  MBS also provide the Company with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.  At December 31, 2015, all MBS owned by the Company possessed the highest credit rating from at least one nationally recognized rating agency.

The Company's consolidated investment in MBS totaled $431,000 at December 31, 2015, all of which were owned by the Holding Company and were comprised of adjustable rate, pass-through securities guaranteed by the Government National Mortgage Association ("GNMA").  The average duration of these securities was 1.0 year (one-year ARM securities) as of December 31, 2015. During the year ended December 31, 2015, the Bank sold its entire investment in MBS.

The Company typically classifies MBS as available-for-sale in recognition of the prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale was $13,000 above their amortized cost at December 31, 2015.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
	Dollars in Thousands
Amortized cost at beginning of period	$24,946	$29,962	$47,448
(Sales) Purchases, net	(22,919)	875	-
Principal repayments	(1,602)	(5,863)	(17,372)
Premium amortization, net	(7)	(28)	(114)
Amortized cost at end of period	$418	$24,946	$29,962

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

As of December 31, 2015, the Bank's investment in corporate debt obligations was comprised solely of seven TRUPS with an aggregate remaining amortized cost of $15.3 million (based upon their purchase cost basis) that were secured primarily by the preferred debt obligations of pools of U.S. banks (with a small portion secured by debt obligations of insurance companies).  All seven securities were designated as held-to-maturity at December 31, 2015.

At December 31, 2015, four of the seven securities had previously recognized other than temporary impairment ("OTTI") charges, the most recent of which occurred during the year ended December 31, 2012.  The aggregate OTTI charge recognized on these securities was $9.3 million at December 31, 2015, of which $8.7 million was determined to be attributable to credit related factors and $579,000 was determined to be attributable to non-credit related factors. At December 31, 2015, these four securities had credit ratings ranging from "C" to "Caa3."  The remaining three securities, which were not subject to OTTI charges as of December 31, 2015, had credit ratings ranging from "BA1" to "A1" on that date.

At December 31, 2015, the remaining aggregate amortized cost of TRUPS that could be subject to future OTTI charges through earnings was $6.6 million.  Of this total, unrealized losses of $1.4 million have already been recognized as a component of accumulated other comprehensive loss.

Investment Strategies of the Holding Company.  The Holding Company's investment policy generally calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank.  The investment policy calls for the purchase of only priority tranches when investing in MBS, limits new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one corporate entity to the lesser of 1% of total assets or 5% of the Company's total consolidated capital. The Holding Company may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2015 and 2014, the Holding Company did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Holding Company investments are generally intended primarily to provide future liquidity which may be utilized for general business activities, including, but not limited to: (1) purchases of the Holding Company's common stock into treasury; (2) repayment of principal and interest on the Holding Company's $70.7 million trust preferred securities debt; (3) subject to applicable restrictions, the payment of dividends on the Holding Company's common stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.

The Holding Company cannot assure that it will engage in these investment activities in the future.  At December 31, 2015, the Holding Company's principal asset was its $487.2 million investment in the Bank's common stock.  This investment in its subsidiary is not actively managed and falls outside of the Holding Company investment policy and strategy discussed above.

Equity Investments. The Holding Company's investment in mutual funds (primarily equity mutual funds) totaled $14.0 million at December 31, 2015, of which $3.8 million was classified as available for sale, and $10.2 million was classified as trading.  At December 31, 2015, the aggregate fair value of the available for sale mutual fund investments was $234,000 below their cost basis, and the aggregate fair value of the mutual fund investments classified as trading was $188,000 below their cost basis.  The reduction of fair value below the cost basis of the available for sale equity investments was deemed temporary in nature as of December 31, 2015.

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security, that were owned by either the Bank or Holding Company at the dates indicated:

	At December 31,
	2015		2014		2013
	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value
MBS	Dollars in Thousands
Available-for-Sale:
Federal Home Loan Mortgage Corporation ("FHLMC") pass through certificates	$-	$-	$17,080	$18,145	$20,686	$21,766
FNMA pass through certificates	-	-	5,763	6,125	7,168	7,619
GNMA pass through certificates	418	431	1,311	1,337	553	574
Private issuer MBS	-	-	449	455	662	680
Agency issued Collateralized Mortgage Obligations ("CMOs")	-	-	-	-	319	321
Private issuer CMOs	-	-	343	347	574	583
Total MBS available-for-sale	418	431	24,946	26,409	29,962	31,543

INVESTMENT SECURITIES
TRUPS Held-to-Maturity	5,242	7,051	5,367	6,263	5,341	5,163
Total investment securities held-to-maturity	5,242	7,051	5,367	6,263	5,341	5,163
Available-for-Sale:
Federal agency obligations	-	-	70	70	15,070	15,091
Mutual funds	3,990	3,756	3,860	3,736	2,760	3,558
Total investment securities Available-for-Sale	3,990	3,756	3,930	3,806	17,830	18,649
Trading:
Mutual funds	10,390	10,201	8,640	8,559	6,385	6,822
Total trading securities	10,390	10,201	8,640	8,559	6,385	6,822
TOTAL INVESTMENT SECURITIES AND MBS	$20,040	$21,439	$42,883	$45,037	$59,518	$62,177
(1)
Amount is net of cumulative credit related OTTI totaling $8.7 million on TRUPS held-to-maturity at December 31, 2015, $9.0 million on TRUPS held-to-maturity at December 31, 2014, and $9.0 million on TRUPS held-to-maturity and $106,000 on mutual funds available-for-sale at December 31, 2013.

The following table presents the amortized cost, fair value and weighted average yield of the Company's consolidated MBS at December 31, 2015, categorized by remaining period to contractual maturity:

	Amortized Cost	Fair Value	Weighted Average Tax Equivalent Yield
	(Dollars in Thousands)
Due within 1 year	$-	$-	-%
Due after 1 year but within 5 years	-	-	-
Due after 5 years but within 10 years	-	-	-
Due after ten years	418	431	1.74
Total	$418	$431	$1.74

With respect to MBS, the entire carrying amount of each security at December 31, 2015 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  As mentioned previously, the investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 1.0 year as of December 31, 2015 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

GAAP requires that investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available-for-sale or securities held-to-maturity.  GAAP requires investments in equity securities that have readily determinable fair values be classified as either trading securities or securities available-for-sale.  Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity referred to as accumulated other comprehensive income, net of deferred taxes.  At December 31, 2015, the Company owned, on a consolidated basis, $4.2 million of securities classified as available-for-sale, which represented only 0.1% of total assets. Based upon the size of the available-for-sale portfolio, future variations in the market value of the available-for-sale portfolio are not expected to result in material fluctuations in the Company's consolidated stockholders' equity.

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

Deposits.   The Bank offers a variety of deposit accounts possessing a range of interest rates and terms.  At December 31, 2015, the Bank offered, and presently offers, savings, money market, interest bearing and non-interest bearing checking accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. The Bank relies upon direct and general marketing, customer service, convenience and long-standing relationships with customers or borrowers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided the great majority of its deposits.  At December 31, 2015, the Bank had deposit liabilities of $3.18 billion, up $524.5 million from $2.66 billion at December 31, 2014 (See "Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  Within total deposits at December 31, 2015, Individual Retirement Accounts totaled $314.4 million, or 9.9%.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service ("CDARS"), through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited by Bank policy to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2015, deposits taken through this program totaled $1.9 million.

The Bank is authorized to accept brokered deposits up to an aggregate limit of $120.0 million.  At December 31, 2015 and 2014, total brokered deposits consisted solely of the $1.9 million purchased CDARS deposits.

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
DEPOSIT ACTIVITY	2015	2014	2013
	(Dollars in Thousands)
Deposits	$6,306,645	$4,052,651	$4,204,263
Withdrawals	5,805,132	3,919,596	4,196,473
Deposits greater than Withdrawals	$501,513	$133,055	$7,790
Interest credited	23,005	19,591	19,927
Total increase in deposits	$524,518	$152,646	$27,717

At December 31, 2015, the Bank had $437.1 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Date	Amount	Weighted Average Rate
(Dollars in Thousands)
Within three months	$26,982	0.79%
After three but within six months	35,054	1.02
After six but within twelve months	79,848	1.10
After 12 months	295,176	1.76
Total	$437,060	1.52%

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2015			At December 31, 2014			At December 31, 2013
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$368,671	11.6%	0.05%	$372,753	14.0%	0.05%	$376,900	15.0%	0.05%
CDs	858,847	27.0	1.44	926,318	34.8	1.43	828,409	33.0	1.55
Money market accounts	1,618,617	50.8	0.81	1,094,698	41.2	0.61	1,040,079	41.5	0.50
Interest bearing checking accounts	78,994	2.5	0.08	78,430	2.9	0.08	87,301	3.5	0.08
Non-interest bearing checking accounts	259,181	8.1	-	187,593	7.1	-	174,457	7.0	-
Totals	$3,184,310	100.0%	0.81%	$2,659,792	100.0%	0.76%	$2,507,146	100.0%	0.73%

The weighted average maturity of the Bank's CDs at December 31, 2015 was 19.9 months, compared to 19.8 months at December 31, 2014.  The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2015:

	Period to Maturity at December 31,
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total at December 31, 2015	Total at December 31, 2014	Total at December 31, 2013
(Dollars in Thousands)
1.00% and below	$184,565	$46,417	$-	$-	$230,982	$345,955	$407,927
1.01% to 2.00%	91,369	260,086	67,699	5,966	425,120	310,993	142,030
2.01% to 3.00%	28,760	66,816	87,860	181	183,617	201,215	123,923
3.01% and above	-	19,086	-	42	19,128	68,155	154,529
Total	$304,694	$392,405	$155,559	$6,189	$858,847	$926,318	$828,409

Borrowings.   The Bank has been a member and shareholder of the FHLBNY since 1980. One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.  The Bank's total borrowing line equaled at least $1.75 billion at December 31, 2015.

The Bank had $1.2 billion of FHLBNY advances outstanding at both December 31, 2015 and December 31, 2014. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

FHLBNY Advances:
	At or for the Year Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Balance outstanding at end of period	$1,166,725	$1,173,725	$910,000
Average interest cost at end of period	1.32%	1.74%	2.35%
Weighted average balance outstanding during the period	$1,019,020	$1,039,203	$761,491
Average interest cost during the period	1.65%	2.28%	2.89%
Maximum balance outstanding at month end during period	$1,166,725	$1,173,725	$910,000

The Company had no Securities Sold Under Agreements to Repurchase outstanding at December 31, 2015 or 2014.

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of nine corporations, two of which are wholly-owned by the Holding Company and seven of which are wholly-owned by the Bank.  The following table presents an overview of the Holding Company's subsidiaries, other than the Bank, as of December 31, 2015:

Subsidiary	Year/ State of Incorporation	Primary Business Activities
Direct Subsidiaries of the Holding Company:
842 Manhattan Avenue Corp.	1995/ New York	Currently in the process of dissolution.
Dime Community Capital Trust I	2004/ Delaware	Statutory Trust (1)
Direct Subsidiaries of the Bank:
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate
Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.)	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to four-family real estate loans
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.
195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate. Currently inactive.
DSB Holdings NY, LLC	2015 / New York	Management and ownership of real estate. Currently inactive.

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

Personnel

As of December 31, 2015, the Company had 340 full-time and 48 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

    Tax Bad Debt Reserves.  The Bank, as a "large bank" under Internal Revenue Service classifications (i.e., one with assets having an adjusted basis in excess of $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into taxable income) the balance of its "base year tax bad debt reserve" (i.e., its tax bad debt reserve as of December 31, 1987) under certain distribution scenarios discussed below. No deferred tax liability is required to be recorded for the tax liability that would result upon the recapture of the base year tax bad debt reserve, so the resulting tax liability would be recorded as additional income tax expense. The amount of tax liability that would result from a full recapture of the base year tax bad debt reserve is $6.8 million. The Bank does not anticipate making any distributions that would result in a full or partial recapture of the base year tax bad debt reserve.

    Distributions. Capital distributions to the Bank's shareholder are first considered distributions from the Bank's "current and accumulated earnings and profits," to the extent thereof, then as distributions from the base year tax bad debt reserve, to the extent thereof, and then as a return of capital.  Capital distributions in direct redemption of the Bank's stock from the Bank's shareholder are first considered distributions from the Bank's base year tax bad debt reserve to the extent  thereof, then as distributions from the Bank's current and accumulated earnings and profits to the extent thereof, and then as a return of capital. The Bank currently has no intention of making capital distributions to the Bank's shareholder in excess of the Bank's current and accumulated earnings and profits or in direct redemption of the Bank's stock and therefore does not anticipate any recapture of the base year tax bad debt reserve.

    Corporate Alternative Minimum Tax. The Company's federal tax rate for the year ended December 31, 2015 was 35% of taxable income.  The Internal Revenue Code of 1986, as amended, also imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. This tax is paid only to the extent it exceeds the Company's regular income tax liability. AMTI is derived by adjusting corporate taxable income in a manner that negates the deferral or deduction of certain expense or exclusion items compared to their customary tax treatment. Thus, the Company's AMTI is increased by 75% of the amount by which the Company's adjusted current earnings exceed its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). To the extent the 20% tax on AMTI exceeds the Company's regular tax liability, thereby requiring payment of this excess liability, such excess is creditable to future periods as an offset to the Company's regular tax liability. Consequently, any such excess tax liability paid on AMTI is recorded as a deferred tax asset.

State and Local Taxation

    New York State ("NYS") Franchise Tax

    The Company is subject to NYS franchise tax on a consolidated basis.

NYS recently enacted several reforms (the "Tax Reform Package") to its tax structure, including changes to the franchise, sales, estate and personal income taxes. These changes generally became effective for tax years beginning on or after January 1, 2015.  The Tax Reform Package is intended to simplify the existing corporate tax code for NYS businesses while remaining relatively neutral in relation to corporate tax receipts.

Under the Tax Reform Package, the NYS corporate income tax rate dropped, effective January 1, 2016, from 7.10% to 6.50%.  The metropolitan commuter transportation district surcharge ("MTA Tax") increased from 17.0% to 25.6% of the surcharge tax base for tax years beginning on or after January 1, 2015, and to 28% of the surcharge base for tax years beginning on or after January 1, 2016. The MTA Tax rate for tax years beginning on or after January 1, 2017 will be adjusted based upon future Metropolitan Transit Authority budget projections.

Some of the most significant elements of the Tax Reform Package include the merger of the bank franchise tax regime into the general corporate franchise tax regime, expanded application of economic nexus, adoption of water's-edge unitary reporting, and apportionment of source income solely by reference to customer location.

Merger of the Bank Franchise Tax Regime into the Corporate Franchise Tax Regime.  NYS had historically imposed a franchise tax on general business corporations, commonly referred to as the "Article 9-A Corporate Franchise Tax," and a separate franchise tax on banking corporations, commonly referred to as the "Article 32 Bank Tax."  Under these statutes, NYS financial service companies and banks were previously taxed under different regimes.

The Tax Reform Package repealed the Article 32 Bank Tax, merging it into the Article 9-A Corporate Franchise Tax.  It also makes several subtraction modifications to the Article 9-A Corporate Franchise Tax to accommodate the merger, most notably by providing a choice between three potential financial tax subtraction modifications: 1) a subtraction modification equal to 32% of NYS entire net income available to all thrifts and community banks with assets that do not exceed $8 billion, provided certain residential lending tests are met; 2) a subtraction modification, available to both small thrifts and community banks with assets that do not exceed $8 billion, based upon 50% of the net interest income from loans multiplied by the fraction of interest received from loans secured by real estate located in NYS or small business loans made to NYS borrowers with a principal amount of $5 million or less divided by total interest income from all loans; and 3) both small thrifts and community banks with assets that do not exceed $8 billion that owned a captive real estate investment trust ("REIT") as of April 1, 2014, may, for tax years beginning on or after January 1, 2015, subtract 160% of dividends received from the REIT in determining NYS taxable income.  Small thrifts and community banks with assets that do not exceed $8 billion and that continue to maintain grandfathered REITs are prohibited from claiming the first two subtraction modifications described above.  Consequently, under the revised Article 9-A Corporate Franchise Tax structure, for tax years beginning on or after January 1, 2015, the Bank is required to claim the 60% subtraction for dividends received from its captive

REIT subsidiaries for any year the REITS remain in existence.  If the REITS are no longer maintained, then the Bank would be entitled to choose on an annual basis between options 1) or 2) above.

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

Source Income Solely by Reference to the Location of the Customer. The Tax Reform Package requires business income to be apportioned to and taxed by NYS using a single receipts factor based on the customer's location. These provisions also contain favorable apportionment rules for asset-backed securities that are beneficial to the Company.

    The Company has adjusted both its deferred tax asset and income tax expense to reflect the expected adjustment in its NYS tax rate resulting from the Tax Reform Package.  Such adjustments were not material to its consolidated financial condition or results of operations.  The Company owns REIT subsidiaries and utilized the dividend received subtraction method upon its initial conformity to the Tax Reform Package during the year ended December 31, 2015.  However, the Company may utilize different tax strategies in the future.

    NYC FranchiseTax

    The Company is subject to NYC franchise tax on a consolidated basis.

    NYC generally conforms its tax law to NYS tax law, and adopted conforming Tax Reform Package provisions similar to those described above for NYS purposes, with only a few minor differences. For tax years beginning on or after January 1, 2015, the NYC income tax rate applied to the Company apportioned NYC taxable income is 8.85%.

    The Company has adjusted both its deferred tax asset and income tax expense to reflect the expected adjustment in its NYC tax rate resulting from the Tax Reform Package.  Such adjustments were not material to its consolidated financial condition or results of operations.  The Company owns REIT subsidiaries and utilized the dividend received subtraction method upon its initial conformity to the Tax Reform Package during the year ended December 31, 2015.  However, the Company may utilize different tax strategies in the future.

     State of Delaware.

    As a Delaware holding company not conducting business in Delaware, the Holding Company is exempt from Delaware corporate income tax. However, it is required to file an annual report and pay an annual franchise tax to the State of Delaware based upon its number of authorized shares.

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

Recent Financial Regulatory Reforms.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), which became law in 2010, was intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  Through December 31, 2015, the Reform Act did not have a material impact on the Company's core operations.  Many provisions of the Reform Act remain subject to final rulemaking or phase in over several years.  The Company believes that the following provisions of the Reform Act, when fully implemented, may have an impact on the Company:

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

In January 2013, the CFPB issued final regulations governing consumer mortgage lending, including mortgage servicing, certain mortgage origination standards and "qualified mortgages." Included in the final regulations were provisions governing compliance with both the Truth in Lending and Real Estate Settlement Procedures Acts. The Bank has fully implemented all applicable standards.

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

In December 2013, the Office of the Comptroller of the Currency (the "OCC"), FRB, SEC and the Commodity Futures Trading Commission ("CFTC") adopted final rules implementing Section

619 of the Reform Act.  Section 619 and the final implementing rules are commonly referred to as the "Volcker Rule."  All banking organizations were granted until July 21, 2015 to conform their activities and investments to the requirements of the final Volcker Rule.

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

Basel III Capital Rules. In July 2013, the Bank's primary federal regulator, the FDIC, and the Holding Company's principal regulator, the FRB, published final rules (the "Basel III Capital Rules") that implement, in part, agreements reached by the Basel Committee on Banking Supervision ("Basel Committee") in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" ("Basel III") and imposed new capital requirements on the Bank and the Holding Company, effective January 1, 2015.

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

The Basel III Capital Rules will increase the required capital levels of the Bank and will subject the Holding Company to consolidated capital rules. The Bank and Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders' equity for the purposes of determining the regulatory capital ratios.  The following table summarizes the capital ratios calculated under the Basel III Capital Rules framework as of December 31, 2015.

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as "Well Capitalized"
As of December 31, 2015	Amount	Ratio	Amount	Minimum Ratio	Amount		Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$440,374	9.17%	$194,314	4.0%	$242,892		5.0%
Consolidated Company	447,111	10.70	195,008	4.0	N/	A	N/	A
Common equity Tier 1 capital / % of risk weighted assets
Bank	440,374	11.55	171,628	4.5	247,908		6.5
Consolidated Company	447,111	11.67	172,456	4.5	N/	A	N/	A
Tier 1 Capital / % of risk weighted assets
Bank	440,374	11.55	228,838	6.0	305,117		8.0
Consolidated Company	515,626	13.45	229,941	6.0	N/	A	N/	A
Total Capital / % of risk weighted assets
Bank	458,938	12.03	305,117	8.0	381,397		10.0
Consolidated Company	534,190	13.94	306,588	8.0	N/	A	N/	A
(1)	In accordance with the Basel III rules.

     Implementation of the Basel III Capital Rules effective January 1, 2015 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of December 31, 2015, the Bank and the Holding Company would meet all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

FDIC Guidance on Managing Market Risk.  In October 2013, the FDIC published guidance entitled "Managing Sensitivity to Market Risk in a Challenging Interest Rate Environment".  This guidance notes the FDIC's ongoing supervisory concern that certain institutions may be insufficiently prepared or positioned for sustained increases in, or volatility of, interest rates.  The guidance emphasizes a series of best practices to ensure that state nonmember institutions, such as the Bank, have adopted a comprehensive asset-liability and interest rate risk management process.  These practices include:  (i) effective board governance and oversight; (ii) a sound policy framework and prudent exposure limits; (iii) well-developed risk measurement tools for effective measurement and monitoring of interest rate risk and; (iv) effective risk mitigation strategies.  The Bank has implemented the best practices as of December 31, 2015.

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

Implementation of these guidelines has not materially impacted the business and operations of the Bank.

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

     Limitations on Individual Loans and Aggregate Loans to One Borrower.  As an NYS-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not constrained by NYSDFS regulations limiting individual loan or borrower exposures.

      QTL Test.  In order for the Holding Company to be regulated by the FRB as a savings and loan holding company rather than a bank holding company, the Bank must remain a QTL. To satisfy this requirement, the Bank must maintain at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine of the most recent twelve months. ''Portfolio assets'' mean, in general, the Bank's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the Bank's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  At December 31, 2015, the Bank maintained 78.3% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2015, and, therefore, was a QTL.  If the Bank fails to remain a QTL, the Holding Company must register with the FRB as a bank holding company. While the Holding Company intends to remain a savings and loan holding company, regulation as a bank holding company rather than a savings and loan holding company would be not be expected to have a material impact upon its financial condition or results of operations.

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

Liquidity.   Pursuant to FDIC regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation (See "Part II-Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for further discussion).  At December 31, 2015, the Bank satisfied all such liquidity requirements.

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

The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the Savings Association Insurance Fund ("SAIF") [which was merged with the Bank Insurance Fund ("BIF") into the newly-formed DIF on March 31, 2006] and expand the assessment base for the payment of Financing Corporation ("FICO") bonds.  FICO bonds were sold by the federal government in order to finance the recapitalization of the SAIF and BIF that was necessitated following payments from the funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's. These payments, which approximate 10% of the Bank's annual FDIC insurance payments, will continue until the FICO bonds mature in 2017 through 2019.

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

Privacy and Security Protection.  The federal banking agencies have adopted regulations for consumer privacy protection that require financial institutions to adopt procedures to protect customers and their "non-public personal information."  The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship, and annually thereafter if there are changes to its policy.  In addition, the Bank is required to provide its customers the ability to "opt-out" of:  (1) the sharing of their personal information with unaffiliated third parties if the sharing of such information does not satisfy any of the permitted exceptions; and (2) the receipt of marketing solicitations from Bank affiliates.

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

Cybersecurity more broadly has become a focus of federal and state regulators.  In March 2015, federal regulators issued two statements regarding cybersecurity to reiterate regulatory expectations regarding cyberattacks compromising credentials and business continuity planning to ensure the rapid recovery of an institution's operations after a cyberattack involving destructive malware.  The NYSDFS has announced that it is considering issuing proposed regulations that would require an institution to maintain a cybersecurity program designed to perform core cyber security functions that meet specific requirements.  See "Item 1A - Risk Factors" for a further discussion of cybersecurity risks.

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

Insurance Activities.  As a New York State chartered savings bank, the Bank is generally permitted to engage in certain insurance activities: (i) directly in places where the population does not exceed 5,000 persons, or (ii) in places with larger populations through subsidiaries if certain conditions are satisfied.  Federal agency regulations prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity not affiliated with the depository institution.  The regulations additionally require prior disclosure of this prohibition if such products are offered to credit applicants. Compliance with these regulations has not had a material impact upon the Bank's financial condition or results of operations.

    Federal Home Loan Bank ("FHLB") System.   The Bank is a member of the FHLBNY, which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-

term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock as a membership requirement and must hold additional stock based on its FHLB borrowing and certain other activities.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $58.7 million at December 31, 2015.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

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

The Federal Reserve Banks pay interest on depository institutions' required and excess reserve balances.  The interest rate paid on required reserve balances and excess balances is currently 0.50 percent.

Depository institutions are additionally authorized to borrow from the Federal Reserve ''discount window,'' however, FRB regulations require such institutions to hold reserves in the form of vault cash or deposits with Federal Reserve Banks in order to borrow.

     Anti-Money Laundering and Customer Identification.   Financial institutions are subject to Bank Secrecy Act amendments and specific federal agency guidance in relation to implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("PATRIOT Act").  The PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the PATRIOT Act enacted measures intended to encourage information sharing among bank regulatory and law enforcement agencies.  In addition, certain provisions of Title III and the FDIC guidance impose affirmative obligations on a broad range of financial institutions, including banks and thrifts.  Title III imposes the following requirements, among others, with respect to financial institutions: (i) establishment of anti-money laundering programs; (ii) establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time; (iii) establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and (iv) prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks. In addition, the NYSDFS issued a proposed regulation in December 2015 that sets forth, for financial institutions chartered or licensed under the New York Banking Law, the attributes of certain compliance programs such institutions must have to ensure compliance with Bank Secrecy Act/Anti-Money Laundering laws and regulations and sanctions administered by the Office of Foreign Assets Control ("OFAC").  The proposed regulation would require a senior compliance officer of an institution to make an annual certification as to an institution's compliance with the requirements of the regulation, with the potential for criminal penalties for the officer if the certification is incorrect or false.

      Finally, bank regulators are directed to consider an organization's effectiveness in preventing money laundering when reviewing and acting on regulatory applications.

     OFAC Regulation.  OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals, and others.  Failure to comply with these sanctions could have serious legal and reputational consequences.

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

The Bank's allowance for loan losses is maintained at a level considered adequate by management to absorb probable losses inherent in its loan portfolio. The amount of inherent loan losses which could be ultimately realized is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that could be beyond the Bank's control. Such losses could exceed current estimates. Although management believes that the Bank's allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to satisfy actual loan losses should such losses be realized. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Bank's financial condition and results of operations.

Increases in interest rates may reduce the Company's profitability.

The Bank's primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. The Bank's one-year interest rate sensitivity gap is the difference between interest rate sensitive assets maturing or repricing within one year and its interest rate sensitive liabilities maturing or repricing within one year, expressed as both a total amount and as a percentage of total assets.  At December 31, 2015, the Bank's one year interest rate gap was negative 21%, indicating that the overall level of its interest rate sensitive liabilities maturing or repricing within one year exceeded that of its interest rate sensitive assets maturing or repricing within one year.  In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decline in net interest income from its existing investments and funding sources.

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

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on the Company's results of operations. The FRB regulates the supply of money and credit in the United States.  Its policies determine in significant part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the Company's net interest margin.  Government action can materially decrease the value of the Company's financial assets, such as debt securities, mortgages and MSR.  Governmental policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Changes in FRB or governmental policies are beyond the Company's control and difficult to predict; consequently, the impact of these changes on the Company's activities and results of operations is difficult to predict.

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

In addition, the Company expects to continue to face increased regulation and supervision of the Bank's industry as a result of the financial crisis in the banking and financial markets, and there will be additional requirements and conditions imposed to the extent that it participates in any of the programs established or to be established by the U.S. Department of the Treasury ("Treasury") or by the federal bank regulatory agencies. Such additional regulation and supervision may increase costs and limit the Company's ability to pursue business opportunities.

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

Effective January 1, 2015, the federal banking agencies have adopted the Basel III Capital Rules, which apply to both the Bank and Holding Company. These rules are subject to phase-in periods until January 1, 2019 for certain of their components.  The Basel III Capital Rules will result in significantly higher capital requirements and more restrictive leverage and liquidity ratios for the Bank than those previously in effect.  The Basel III Capital Rules will also apply to the Holding Company, which, as a savings and loan holding company, was not previously subject to consolidated risk-based capital requirements.

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

     The processes the Company uses to estimate its probable loan losses and to measure the fair value of some financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company's financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the model the Company uses to measure the fair value financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company's analytical or forecasting models could have a material adverse effect on the Company's business, financial condition and results of operations.

The value of the Company's goodwill and other intangible assets may decline in the future.

     As of December 31, 2015, the Company had $55.6 million of goodwill and other intangible assets.  A significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Holding Company's common stock may necessitate taking charges in the future related to the impairment of the Company's goodwill and other intangible assets. If the Company were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Company would record the appropriate charge, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Security measures may not protect the Company from systems failures or interruptions

.

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

	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$16.49	$14.73	$0.14	$18.23	$15.43
June 30th	0.14	17.66	15.46	0.14	17.53	14.77
September 30th	0.14	18.00	16.04	0.14	16.22	14.23
December 31st	0.14	18.45	16.20	0.14	16.63	14.02

On December 31, 2015, the final trading date in the fiscal year, the Holding Company's common stock closed at $17.49.

Management estimates that the Holding Company had approximately 7,500 stockholders of record as of March 1, 2016, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 37,371,992 shares of Holding Company common stock outstanding at December 31, 2015.

During the year ended December 31, 2015, the Holding Company paid cash dividends totaling $20.3 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2014, the Holding Company paid cash dividends totaling $20.1 million, representing $0.56 per outstanding common share.
On January 27, 2016, the Board of Directors declared a cash dividend of $0.14 per common share to all stockholders of record as of February 8, 2016.  This dividend was paid on February 15, 2016.
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

The Holding Company did not purchase any shares of its common stock into treasury during the three months ended December 31, 2015.

A summary of the shares repurchased by month is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2015	-	-	-	1,104,549
November 2015	-	-	-	1,104,549
December 2015	-	-	-	1,104,549
(1) No existing repurchase programs expired during the three months ended December 31, 2015, nor did the Company terminate any repurchase programs prior to expiration during the quarter.  The 1,104,549 shares that remained eligible for repurchase at December 31, 2015 were available under the Holding Company's twelfth stock repurchase program, which was publicly announced in June 2007.  The twelfth stock repurchase program authorized the purchase of up to 1,787,665 shares of the Holding Company's common stock, and has no expiration.

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Holding Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2011 through December 31, 2015.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

Total Return Performance
Index Value
220
200
180
160
140
120
100
80
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
Dime Community Bancshares, Inc.
NASDAQ Composite
SNL Thrift

	Period Ending December 31,
Index	2010	2011	2012	2013	2014	2015
Dime Community Bancshares, Inc.	100.00	89.94	103.20	130.44	130.09	144.63
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Thrift	100.00	84.12	102.32	131.30	141.22	158.80

Item 6.  Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)
The consolidated financial and other data of the Company as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Certain amounts as of and for the years ended December 31, 2014, 2013, 2012 and 2011 have been reclassified to conform to the December 31, 2015 presentation.  These reclassifications were not material.

	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Condition Data:
Total assets	$5,032,872	$4,497,107	$4,028,190	$3,905,399	$4,021,180
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	4,678,262	4,100,747	3,679,366	3,485,818	3,443,633
MBS	431	26,409	31,543	49,021	93,877
Investment securities (including FHLBNY capital stock)	77,912	76,139	78,863	88,762	232,642
Federal funds sold and other short-term investments	-	250	-	-	951
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	3,184,310	2,659,792	2,507,146	2,479,429	2,343,701
Borrowings	1,237,405	1,244,405	980,680	913,180	1,205,455
Stockholders' equity	493,947	459,725	435,506	391,574	361,034
Selected Operating Data:
Interest income	$174,791	$172,952	$175,456	$195,954	$209,216
Interest expense	46,227	48,416	46,969	86,112	69,714
Net interest income	128,564	124,536	128,487	109,842	139,502
Provision (credit) for loan losses	(1,330)	(1,872)	369	3,921	6,846
Net interest income after provision (credit) for loan losses	129,894	126,408	128,118	105,921	132,656
Non-interest income	8,616	9,038	7,463	23,849	7,929
Non-interest expense	62,493	61,076	62,692	62,572	61,688
Income before income tax	76,017	74,370	72,889	67,198	78,897
Income tax expense	31,245	30,124	29,341	26,890	31,588
Net income	$44,772	$44,246	$43,548	$40,308	$47,309

	At or for the Year Ended December 31,
	2015		2014		2013		2012		2011
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	0.96%		1.03%		1.09%		1.02%		1.16%
Return on average stockholders' equity	9.40		9.83		10.58		10.73		13.65
Stockholders' equity to total assets at end of period	9.81		10.22		10.81		10.03		8.98
Loans to deposits at end of period	147.50		154.87		147.56		141.42		147.80
Loans to interest-earning assets at end of period	95.98		94.68		96.74		94.41		91.36
Net interest spread (2)	2.72		2.84		3.19		2.58		3.38
Net interest margin (3)	2.89		3.03		3.39		2.92		3.60
Average interest-earning assets to average interest-bearing liabilities	116.64		115.98		116.49		114.83		112.07
Non-interest expense to average assets	1.34		1.42		1.57		1.59		1.51
Efficiency ratio (4)	45.98		46.28		46.23		52.58		41.64
Effective tax rate	41.10		40.51		40.25		40.02		40.04
Dividend payout ratio	45.53		45.53		45.53		47.86		30.00
Per Share Data:
Diluted earnings per share	$1.23		$1.23		$1.23		$1.17		$1.40
Cash dividends paid per share	0.56		0.56		0.56		0.56		0.56
Book value per share (5)	13.22		12.47		11.86		10.96		10.28
Asset Quality Ratios and Other Data(1):
Net charge-offs (recoveries)	$(1,351)		$(212)		$766		$3,707		$5,925
Total non-performing loans (6)	1,611		6,198		12,549		8,888		28,973
OREO	148		18		18		-		-
Non-performing TRUPS	1,236		904		898		892		1,012
Total non-performing assets	2,995		7,120		13,465		9,780		29,985
Non-performing loans to total loans	0.03%		0.15%		0.34%		0.25%		0.84%
Non-performing assets to total assets	0.06		0.16		0.33		0.25		0.75
Allowance for Loan Losses to:
Non-performing loans	1,149.22%		298.37%		160.59%		231.21%		78.04%
Total loans (7)	0.39		0.45		0.54		0.59		0.58
Regulatory Capital Ratios: (Bank only) (1)(8)
Common Equity Tier 1 Capital to Risk-Weighted Assets	11.55%		12.33%		N/	A	N/	A	N/	A
Tier 1 Capital to Risk-Weighted Assets ("Tier 1 Capital Ratio")	11.55		12.33		N/	A	N/	A	N/	A
Total Capital to Risk-Weighted Assets ("Total Capital Ratio")	12.03		12.89		N/	A	N/	A	N/	A
Tier 1 Capital to Average Assets	9.17		9.64		N/	A	N/	A	N/	A
Earnings to Fixed Charges Ratios (9):
Including interest on deposits	2.60	x	2.50	x	2.51	x	1.77	x	2.12	x
Excluding interest on deposits	4.11		3.49		3.58		2.95		2.78
Full Service Branches	25		25		25		26		26

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
(8)   Regulatory capital ratios are calculated based upon the Basel III capital rules that became effective on January 1, 2015.  Pro forma ratios computed as of December 31, 2014 have been provided, however, periods prior to December 31, 2014 are not provided.
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

Allowance for Loan Losses and Reserve for Loan Commitments. The allowance for loan losses is provided to absorb probable estimated losses inherent in the loan portfolio. Management reviews the adequacy of the allowance for loan losses by reviewing all impaired loans on an individual basis. The remaining portfolio is segmented and evaluated on a pooled basis.  Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area.  Judgment is required to determine the appropriate historical loss experience period, as well as the manner in which to quantify probable losses associated with the additional factors noted above. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

There are several key assumptions that the Company provides the actuaries which have a significant impact on the pension benefits and other postretirement benefit obligations as well as benefits expense. These assumptions include the discount rate and the expected return on plan assets (for plans that own assets) which are regularly reviewed and evaluated for reasonableness in conjunction with current market interest rates and conditions. All assumptions impacting the Company's defined benefit plans are reviewed at least annually (more frequently should circumstances warrant).
The discount rate is used to calculate the present value of the benefit obligations at the measurement date and the expense to be recorded in the next fiscal year. A lower discount rate assumption typically generates a higher benefit obligation and expense, while a higher discount rate assumption typically generates a lower benefit obligation and expense. Discount rate assumptions are determined by reference to the Citigroup Pension Discount Curve (a commonly utilized benchmark), adjusted for plan specific cash flows. These rates are reviewed for reasonableness and adjusted, as necessary, to reflect current market data and trends.
In order to determine the expected long-term return on plan assets, the Company reviews the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.
While the Company's management utilizes available information to estimate these key assumptions, future fluctuations may occur based on changes in the underlying benchmark data or other factors beyond management's control.

        The Bank's methods and assumptions utilized for its accounting for defined benefit plans are discussed in Note 14 to the Company's consolidated financial statements.

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

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use or one to four family residential real estate loans to private sector secondary market purchasers, and has in the past sold such loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Retail branch and Internet banking deposits increased $524.5 million during the year ended December 31, 2015, compared to an increase of $152.6 million during the year ended December 31, 2014.  Within deposits, core deposits (i.e., non-CDs) increased $592.0 million during the year ended December 31, 2015 and $54.7 million during the year ended December 31, 2014.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as increased commercial checking balances.  CDs declined $67.5 million during the year ended December 31, 2015 and increased by $97.9 million during the year ended December 31, 2014.  The reduction during the year ended December 31, 2015 reflected attrition of promotional CDs that matured, as the bank de-emphasized gathering and retaining CDs during the period, focusing instead on gathering and retaining money market and checking deposits. The increase in CDs during the year ended December 31, 2014 resulted primarily from successful promotional activities related to 30-month and 5-year traditional CDs as well as Individual Retirement Account CDs.

The Bank reduced its outstanding FHLBNY advances by $7.0 million during the year ended December 31, 2015, reflecting both the utilization of deposit inflows to fund asset growth and other operational needs, as well as the prepayment of a $25.0 million, 4.27% fixed-rate advance due to mature in 2016. A prepayment expense of $1.4 million was recognized on the prepayment of the $25.0 million advance. The Bank increased its outstanding FHLBNY advances by $263.7 million during the year ended December 31, 2014, partially in order to fund $225.6 million of loan purchases that occurred during the period.

During the year ended December 31, 2015, principal repayments totaled $859.7 million on real estate loans (including refinanced loans) and $1.6 million on MBS, and proceeds from the sale of MBS totaled $24.3 million.  During the year ended December 31, 2014, principal repayments totaled $735.4 million on real estate loans and $5.9 million on MBS.  There were no sales of MBS during the year ended December 31, 2014. The increase in principal repayments on real estate loans (including refinanced loans) during the year ended December 31, 2015 reflected one large borrower relationship that re-financed all loans with the Bank, and another large borrower relationship that re-financed all outstanding loans with another financial institution (thus satisfying the loans with the Bank). The reduction in principal repayments on MBS reflected a decline of $21.5 million in their average balance from the year ended December 31, 2014 to the year ended December 31, 2015, as the great majority of the MBS portfolio was sold in March 2015.

Aggregate proceeds from the sales of investment securities and MBS available for sale totaled $26.4 million during the year ended December 31, 2015, up from $3.8 million during the year ended December 31, 2014, reflecting the liquidation of virtually all outstanding investment securities and MBS available for sale in March 2015. The securities were sold in order to offset the cash disbursement and expense associated with the prepayment of the $25.0 million FHLBNY advance noted previously in this section. A net gain of $1.4 million was recognized on these sales.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2015, the Bank had an additional potential borrowing capacity of $588.2 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At December 31, 2015, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock and the payment of quarterly interest to holders of its outstanding trust preferred debt. During the years ended December 31, 2015 and 2014, real estate loan originations totaled $1.34 billion and $947.0 million, respectively.  The increase from the year ended December 31, 2014 to the year ended December 31, 2015 reflected both the Company's election to compete less aggressively for new loans during the year ended December 31, 2014 as a result of $221.9 million of loans repurchased during the period, and a more aggressive loan growth strategy pursued during the year ended December 31, 2015 versus the year ended December 31, 2014. Security purchases were de-emphasized during the years ended both December 31, 2015 and 2014, as the yield offered on highly graded investment securities was deemed insufficiently attractive.

The Holding Company repurchased 20,000 shares of its common stock during the year ended December 31, 2015 at an aggregate cost of $300,000. No treasury share repurchases occurred during the year ended December 31, 2014. As of December 31, 2015, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $17.49 per share closing price of its common stock as of December 31, 2015, the Holding Company would utilize $19.3 million in order to purchase all of the remaining authorized shares.

During the year ended December 31, 2015, the Holding Company paid $20.3 million in cash dividends on its common stock, up from $20.1 million during the year ended December 31, 2014, reflecting an increase of 516,973 in outstanding shares from January 1, 2015 to December 31, 2015.

Contractual Obligations

The Bank has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as fixed interest obligations on CDs.  The Holding Company also has $70.7 million of trust preferred borrowings due to mature in April 2034, which became callable at any time after April 2009.  The Holding Company currently does not intend to call this debt.

The Bank is obligated under leases for rental payments on certain of its branches and equipment.  A summary of CDs, borrowings and lease obligations at December 31, 2015 is as follows:

	Payments Due By Period
Contractual Obligations	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
CDs	$304,694	$392,405	$155,559	$6,189	$858,847
Weighted average interest rate of CDs	0.88%	1.67%	1.90%	1.72%	1.44%
Borrowings	$613,500	$394,175	$146,050	$83,680	$1,237,405
Weighted average interest rate of borrowings	0.79%	1.93%	1.78%	6.32%	1.64%
Operating lease obligations	$3,520	$7,052	$6,842	$14,992	$32,406

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since many of these loan commitments expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of December 31, 2015:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$37,122	$-	$-	$-	$37,122
Other loan commitments	219,026	-	-	-	219,026
Total Off-Balance Sheet Arrangements	$256,148	$-	$-	$-	$256,148

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income, which is the difference between interest income on interest-earnings assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits or borrowings.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees and charges that are considered adjustments to yields and costs.  All material changes in average balances and interest income or expense are discussed in the sections entitled "Interest Income" and "Interest Expense" in the comparisons of operating results commencing on page F-55.

	For the Year Ended December 31,
		2015			2014			2013
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$4,327,415	$171,347	3.96%	$3,962,566	$169,208	4.27%	$3,603,841	$171,594	4.76%
Other loans	1,562	93	5.95	1,954	105	5.37	2,198	101	4.60
Investment securities	18,570	875	4.71	19,220	560	2.91	32,520	503	1.55
MBS	6,111	186	3.04	27,658	914	3.30	37,999	1,413	3.72
Federal funds sold and other short-term investments	89,837	2,290	2.55	92,609	2,165	2.34	110,630	1,845	1.67
Total interest-earning assets	4,443,495	$174,791	3.93%	4,104,007	$172,952	4.21%	3,787,188	$175,456	4.63%
Non-interest earning assets	216,981			190,627			196,122
Total assets	$4,660,476			$4,294,634			$3,983,310

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$76,210	$244	0.32%	$79,455	$222	0.28%	$90,871	$236	0.26%
Money Market accounts	1,370,531	10,133	0.74	1,113,104	6,265	0.56	1,082,104	5,652	0.52
Savings accounts	370,439	183	0.05	377,930	188	0.05	378,391	260	0.07
CDs	902,600	12,445	1.38	858,526	12,916	1.50	867,664	13,779	1.59
Borrowed Funds (2)	1,089,700	23,222	2.13	1,109,532	28,825	2.60	832,149	27,042	3.25
Total interest-bearing liabilities	3,809,480	$46,227	1.21%	3,538,547	$48,416	1.37%	3,251,179	$46,969	1.44%
Non-interest bearing checking accounts	220,134			177,163			170,455
Other non-interest-bearing liabilities	154,809			129,034			149,913
Total liabilities	4,184,423			3,844,744			3,571,547
Stockholders' equity	476,053			449,890			411,763
Total liabilities and stockholders' equity	$4,660,476			$4,294,634			$3,983,310
Net interest spread (3)			2.72%			2.84%			3.19%
Net interest income/ net interest margin (4)		$128,564	2.89%		$124,536	3.03%		$128,487	3.39%
Net interest-earning assets	$634,015			$565,460			$536,009
Ratio of interest-earning assets to interest-bearing liabilities			116.64%			115.98%			116.49%
(1)   In computing the average balance of real estate loans, non-performing loans have been included.  Interest income on real estate loans includes loan fees.  Interest income on real estate loans also includes applicable prepayment fees and late charges totaling $11.3 million, $12.5 million and $13.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.
(2)   Interest expense on borrowed funds includes $1.4 million of prepayment charge recognized during the year ended December 31, 2015.  There were no such fees during the years ended December 31, 2014 or 2013.  Absent the prepayment charge, the average cost of borrowings would have been 2.01% during the year ended December 31, 2015.
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

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 Increase/ (Decrease) Due to			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Increase/ (Decrease) Due to			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$15,002	$(12,863)	$2,139	$16,177	$(18,563)	$(2,386)	$10,471	$(28,026)	$(17,555)
Other loans	(22)	10	(12)	(12)	16	4	10	(13)	(3)
Investment securities	(25)	340	315	(362)	(137)	(499)	(986)	226	(760)
MBS	(684)	(44)	(728)	(296)	353	57	(1,629)	17	(1,612)
Federal funds sold and other short-term investments	(67)	192	125	(361)	681	320	(963)	395	(568)
Total	$14,204	$(12,365)	$1,839	$15,146	$(17,650)	$(2,504)	$6,903	$(27,401)	$(20,498)
Interest-bearing liabilities:
Interest bearing checking accounts	$(10)	$32	$22	$(31)	$17	$(14)	$(9)	$8	$(1)
Money market accounts	1,657	2,211	3,868	171	442	613	1,307	(277)	1,030
Savings accounts	(4)	(1)	(5)	2	(74)	(72)	15	(335)	(320)
CDs	611	(1,082)	(471)	(113)	(750)	(863)	(1,355)	(1,206)	(2,561)
Borrowed funds	(452)	(5,151)	(5,603)	8,103	(6,320)	1,783	(9,428)	(27,863)	(37,291)
Total	$1,802	$(3,991)	$(2,189)	$8,132	$(6,685)	$1,447	$(9,470)	$(29,673)	$(39,143)
Net change in net interest income	$12,402	$(8,374)	$4,028	$7,014	$(10,965)	$(3,951)	$16,373	$2,272	$18,645

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Assets.  Assets totaled $5.0 billion at December 31, 2015, $535.8 million above their level at December 31, 2014.

Real estate loans increased $577.8 million during the year ended December 31, 2015.  During the year ended December 31, 2015, the Bank originated $1.34 billion of real estate loans (including refinancing of existing loans) and purchased real estate loan participations totaling $99.7 million.  These additions exceeded the $9.6 million of sales and $859.7 million of aggregate amortization on such loans (also including refinancing of existing loans).

Partially offsetting the growth in real estate loans was a reduction of $26.0 million in MBS available-for-sale, as the Company sold $24.3 million of MBS available-for-sale during the year ended December 31, 2015 and experienced principal amortization of $1.6 million prior to the sale. During the year ended December 31, 2015, the Company also elected to reduce cash and due from banks by $14.0 million to meet various liquidity needs.

During the year ended December 31, 2015, premises totaling $8.8 million were transferred to held for sale. In October 2015, the Bank entered into an agreement to sell these premises for $80.0 million. The sale is currently expected to close on or about March 16, 2016.

Liabilities.  Total liabilities increased $501.5 million during the year ended December 31, 2015.  Retail deposits (due to depositors) increased $524.5 million and FHLBNY advances declined by $7.0 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits and decline in FHLBNY advances during the year ended December 31, 2015. Mortgagor escrow and other deposits declined by $14.8 million during 2015 as a larger portion of required semi-annual real estate tax disbursements were completed from escrow accountsin December 2015 compared to December 2014.

Stockholders' Equity.  Stockholders' equity increased $34.2 million during the year ended December 31, 2015, due primarily to net income of $44.8 million, $6.5 million of equity added from stock option exercises, and a $3.2 million aggregate increase related to expense amortization associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $20.3 million in cash dividends paid during the period and an increase in accumulated other comprehensive loss of $254,000. The increased accumulated other comprehensive loss resulted primarily from the sale of MBS that previously possessed an unrealized gain which had reduced the accumulated other comprehensive loss.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

     General.  Net income was $44.8 million during the year ended December 31, 2015, an increase of $526,000 from net income of $44.2 million during the year ended December 31, 2014.  Net interest income increased $4.0 million during the comparative period.  Offsetting this increase, non-interest income declined $422,000 and non-interest expense increased $1.4 million during the comparative period, and 2015 earnings experienced a $542,000 lower benefit from the credit (negative provision) for loan losses than was experienced in 2014. Income tax expense increased $1.1 million during the comparative period, primarily as a result of $1.6 million of additional pre-tax income.

     Net Interest Income.  The discussion of net interest income for the years ended December 31, 2015 and 2014 below should be read in conjunction with the tables presented on pages F-53 and F-54, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.

     The Company's net interest income and net interest margin during the years ended December 31, 2015 and 2014 were impacted by the following factors:

     •            During the period January 1, 2009 through December 31, 2015, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.50%, resulting in deposit and borrowing costs at historically low levels.

    •            Marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through December 31, 2015, resulted in an ongoing reduction in the average yield on real estate loans.

     Interest Income.  Interest income was $174.8 million during the year ended December 31, 2015, an increase of $1.8 million, from the year ended December 31, 2014, primarily reflecting increases in interest income of $2.1 million on real estate loans, $315,000 on investment securities and $125,000 on federal funds sold and other short term investments. The increased interest income on real estate loans reflected growth of $364.8 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period January 1, 2015 through December 31, 2015. Partially offsetting the higher interest income on real estate loans from the growth in their average balance, was a reduction of 31 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition. Additional interest income (previously owed but not paid timely by the issuing companies) was received and recorded on the Bank's TRUPS in 2015, generating the majority of the $315,000 increase in interest income on investment securities during the comparative period. The increase in interest income on federal funds sold and other short-term investments resulted from a more favorable yield earned on the Company's investment in FHLBNY capital stock, reflecting higher discretionary dividends declared by the FHLBNY. Partially offsetting these increases was a reduction of $728,000 in interest income on MBS, primarily reflecting a decline of $21.5 million in their average balance during the comparative period, as the Company liquidated virtually its entire MBS portfolio in March 2015.

Interest Expense.  Interest expense decreased $2.2 million, to $46.2 million, during the year ended December 31, 2015, from $48.4 million during the year ended December 31, 2014.  Reductions of $5.6 million in interest expense on borrowed funds and $471,000 on CDs during the comparative period were offset by an increase of $3.9 million in interest expense on money market deposits. Interest expense on borrowings declined $5.6 million due to a reduction of 47 basis points in their average cost, as higher-cost borrowings that matured during the period January 1, 2015 through December 31, 2015 were not replaced. The reduction in interest expense on CDs reflected a decline of 12 basis points in their average cost, as the Bank competed less aggressively for CDs during 2015, instead emphasizing strategies aimed at growing money market and non-interest bearing checking deposits. The increase of $3.9 million in interest expense on money market deposits reflected successful promotional activities that increased their average balance by $257.4 million and their average cost by 18 basis points from the year ended December 31, 2014 to the year ended December 31, 2015.

Provision for Loan Losses. The Company recognized a credit (negative provision) for loan losses of $1.3 million during the year ended December 31, 2015, compared to a credit (negative provision) for loan losses of $1.9 million during the year ended December 31, 2014. The credits recorded during the years ended both December 31, 2015 and 2014 reflected continued improvement in the overall credit quality of the loan portfolio from October 1, 2013 through December

31, 2015. The credit recorded during the year ended December 31, 2015 also reflected a $1.5 million recovery of previously charged-off amounts from the favorable resolution of the Bank's largest problem loan. The lower credit to the allowance recognized during the year ended December 31, 2015 resulted primarily from growth of $577.8 million in the real estate loan portfolio from January 1, 2015 to December 31, 2015.

Non-Interest Income.  Total non-interest income declined $422,000 from the year ended December 31, 2014 to the year ended December 31, 2015, due primarily to a reduction of $328,000 in the net gain on the sale of securities and other assets during the comparative period, and a credit of $1.0 million recognized as additional mortgage banking income during the year ended December 31, 2014.  The $1.0 million credit eliminated the liability in relation to the First Loss Position on loans that were re-acquired from FNMA during the year ended December 31, 2014.   Partially offsetting the reductions were the following increases during the year ended December 31, 2015: 1) $662,000 of income from BOLI, as the Company increased its investment in BOLI commencing in October 2014; 2) $194,000 of additional loan application fee income during the comparative period that reflected higher loan origination activity; and 3) $220,000 growth in inspection fee income reflecting the growth in the mortgage loan portfolio.

Non-Interest Expense.  Non-interest expense was $62.5 million during the year ended December 31, 2015, an increase of $1.4 million from $61.1 million during the year ended December 31, 2014. During the year ended December 31, 2015, a non-recurring $3.4 million reduction was recognized in salaries and employee benefits from the curtailment of certain postretirement health benefits. Excluding the impact of the $3.4 million defined benefit curtailment, non-interest expense would have increased by $4.8 million during the comparative period as a result of higher salaries and employee benefits, increased occupancy and equipment expenses from the accelerated depreciation of some automated teller machine equipment that was expected to be replaced sooner than anticipated, additional marketing expenses tied to both brand recognition and deposit gathering initiatives, and heightened data processing costs associated with both higher loan and deposit processing activities and several technological upgrades.

Excluding the non-recurring $3.4 million reduction, non-interest expense was 1.41% of average assets during the year ended December 31, 2015, down slightly from 1.42% during the year ended December 31, 2014, due to the $365.8 million of growth in average assets during the year ended December 31, 2015.

Income Tax Expense.  Income tax expense approximated $31.2 million during the year ended December 31, 2015, up from $30.1 million during the year ended December 31, 2014, due primarily to an increase of $1.6 million in pre-tax income during the comparative period.  The Company's consolidated tax rate was 41.1% during the year ended December 31, 2015, up slightly from 40.5% during the year ended December 31, 2014.

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

     Net Interest Income.  The discussion of net interest income for the years ended December 31, 2014 and 2013 below should be read in conjunction with the tables presented on pages F-53 and F-54, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.

     The Company's net interest income and net interest margin during the years ended December 31, 2014 and 2013 were impacted by the following factors:

●
During the period January 1, 2009 through December 31, 2014, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.25%, resulting in deposit and borrowing costs at historically low levels.

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's consolidated financial statements that commence on page F-64.

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

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company engaged in no hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2015 or 2014.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.  Trading securities owned by the Company were nominal at December 31, 2015 and 2014.
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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 94% of multifamily residential loans originated by the Bank during the year ended December 31, 2015 and approximately 95% of multifamily residential loans originated by the Bank during the year ended December 31, 2014 were adjustable rate, with repricing typically occurring after five or seven years.  In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, with repricing terms generally of three years or less.  At December 31, 2015, adjustable-rate real estate and consumer loans totaled $3.69 billion, or 73.4% of total assets.  At December 31, 2014, adjustable-rate real estate and consumer loans totaled $2.98 billion, or 66.4% of total assets, and adjustable-rate investment securities (CMOs, MBS issued by GSEs and other securities) totaled $18.5 million, or 0.4% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2015 were $2.32 billion, or 73.0% of total deposits. The balance of CDs as of December 31, 2015 was $858.8 million, or 27.0% of total deposits, of which $304.7 million, or 35.5%, were to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2015 was 19.9 months, compared to 19.8 months at December 31, 2014.  During the years ended December 31, 2015 and 2014, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.75 billion at December 31, 2015.  The Bank borrows from the FHLBNY for various purposes. At December 31, 2015, the Bank had outstanding advances of $1.17 billion from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio.  Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

At December 31, 2015, the Company had $115.0 million of callable borrowings outstanding, with a weighted average maturity of 1.3 years.  Since the weighted average cost of these $115.0 million of borrowings was 4.00% as of December 31, 2015 (significantly above current market rates), they are not anticipated to be called in the near term.

The Bank is also eligible to participate in the CDARS, through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited to an aggregate of 10% of the Bank's average interest earning assets.  As of December 31, 2015, deposits taken through this program totaled $1.8 million.

The Bank is authorized to accept brokered deposits up to an aggregate limit of $120.0 million.  At December 31, 2015 and 2014, total brokered deposits were limited to the $1.8 million of purchased CDARS deposits.

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

The analysis that follows presents, as of December 31, 2015 and December 31, 2014, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both December 31, 2015 and December 31, 2014.

	At December 31, 2015			At December 31, 2014
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$515,779	$(63,058)	-12.2%	$498,138	$(49,201)	-9.0%
Pre-Shock Scenario	578,837	-	-	547,339	-	-

The Bank's Pre-Shock Scenario EVE increased from $547.3 million at December 31, 2014 to $578.8 million at December 31, 2015, due primarily to the growth in equity from retained earnings during the year ended December 31, 2015, as a result of 2015 net income. A less favorable valuation ascribed to the Bank's real estate portfolio at December 31, 2015 compared to December 31, 2014, was offset by a more favorable valuation in the Bank's core deposits at December 31, 2015 compared to December 31, 2014.  The less favorable real estate loan valuation at December 31, 2015, resulted from both a decline in the portfolio rate from December 31, 2014 to December 31, 2015 (as a result of continued low market origination rates) and a reduction, during the year ended December 31, 2015, in real estate loan balances carrying above market interest rates (caused by refinancing and amortization of higher interest rate loans). The more favorable valuation of core deposits at December 31, 2015 was attributable primarily to growth in non-interest bearing checking accounts during the year ended December 31, 2015

The Bank's EVE in the +200 basis point Rate Shock Scenario increased from $498.1 million at December 31, 2014 to $515.8 million at December 31, 2015, due primarily to the growth in equity from retained earnings during the year ended December 31, 2015.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending December 31, 2016 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(14.4)%
+ 100 Basis Points	(7.7)
-100 Basis Points	8.9

Item 8.  Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-64.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness as of December 31, 2015, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework (2013 Framework)."  Based upon its assessment, management believes that, as of December 31, 2015, the Company's internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included on page F-65.

Item 9B.                          Other Information

     None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the

Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 26, 2016 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2015, and is incorporated herein by reference.

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

Item 14.    Principal Accounting Fees and Services

Information regarding principal accounting fees and services, as well as the Audit Committee's pre-approval policies and procedures, is included under the heading, "Proposal 2 – Ratification of Appointment of Independent Auditors" in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

      (a)            (1)            Financial Statements

        See index to Consolidated Financial Statements on page F-64.

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

                     (3)            Exhibits Required by Item 601 of SEC Regulation S-K

        See Index of Exhibits on pages F-113 and F-114.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2016.

DIME COMMUNITY BANCSHARES, INC.

By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ VINCENT F. PALAGIANO Vincent F. Palagiano	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL P. DEVINE Michael P. Devine	Vice Chairman of the Board
/s/ KENNETH J. MAHON Kenneth J. Mahon	President and Chief Operating Officer and Director
/s/ MICHAEL PUCELLA Michael Pucella	Executive Vice President and Chief Accounting Officer (Principal Financial Officer)
/s/ ANTHONY BERGAMO Anthony Bergamo	Director
/s/ GEORGE L. CLARK, JR. George L. Clark, Jr.	Director
/s/ STEVEN D. COHN Steven D. Cohn	Director
/s/ PATRICK E. CURTIN Patrick E. Curtin	Director
/s/ ROBERT C. GOLDEN Robert C. Golden	Director
/s/ KATHLEEN M. NELSON Kathleen M. Nelson	Director
/s/ JOSEPH J. PERRY Joseph J. Perry	Director
/s/ OMER S.J. WILLIAMS Omer S.J. Williams	Director

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors, and Stockholders
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015.  We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dime Community Bancshares, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Dime Community Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/   Crowe Horwath LLP

New York, New York
March 11, 2016

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$64,154	$78,187
Federal funds sold and other short-term investments	-	250
Total cash and cash equivalents	64,154	78,437
Investment securities held-to-maturity (estimated fair value of $7,051 and $6,315 at December 31, 2015 and December 31, 2014, respectively) (Fully unencumbered)	5,242	5,367
Investment securities available-for-sale, at fair value (Fully unencumbered)	3,756	3,806
Mortgage-backed securities ("MBS") available-for-sale, at fair value (Fully unencumbered)	431	26,409
Trading securities	10,201	8,559
Loans:
Real estate, net	4,695,186	4,117,411
Consumer loans	1,590	1,829
Less allowance for loan losses	(18,514)	(18,493)
Total loans, net	4,678,262	4,100,747
Premises and fixed assets, net	15,150	25,065
Premises held for sale	8,799	-
Federal Home Loan Bank of New York ("FHLBNY") capital stock	58,713	58,407
Other real estate owned ("OREO")	148	18
Bank owned life insurance ("BOLI")	85,019	82,614
Goodwill	55,638	55,638
Other assets	47,359	52,040
Total Assets	$5,032,872	$4,497,107
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$2,925,129	$2,472,199
Non-interest bearing deposits	259,181	187,593
Total deposits	3,184,310	2,659,792
Escrow and other deposits	77,130	91,921
FHLBNY advances	1,166,725	1,173,725
Trust Preferred securities payable	70,680	70,680
Other liabilities	40,080	41,264
Total Liabilities	$4,538,925	$4,037,382
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2015 and December 31, 2014)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,326,753 shares and 52,871,443 shares issued at December 31, 2015 and December 31, 2014, respectively, and 37,371,992 shares and 36,855,019 shares outstanding at December 31, 2015 and December 31, 2014, respectively)	533	529
Additional paid-in capital	262,798	254,358
Retained earnings	451,606	427,126
Accumulated other comprehensive loss, net of deferred taxes	(8,801)	(8,547)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,313)	(2,545)
Unearned Restricted Stock Award common stock	(2,271)	(3,066)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,354)	(9,164)
Treasury stock, at cost (15,954,761 shares and 16,016,424 shares at December 31, 2015 and December 31, 2014, respectively)	(198,251)	(198,966)
Total Stockholders' Equity	$493,947	$459,725
Total Liabilities And Stockholders' Equity	$5,032,872	$4,497,107
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
	Year Ended December 31,
	2015	2014	2013
Interest income:
Loans secured by real estate	$171,347	$169,208	$171,594
Other loans	93	105	101
MBS	186	914	1,413
Investment securities	875	560	503
Federal funds sold and other short-term investments	2,290	2,165	1,845
Total interest income	174,791	172,952	175,456
Interest expense:
Deposits and escrow	23,005	19,591	19,927
Borrowed funds	23,222	28,825	27,042
Total interest expense	46,227	48,416	46,969
Net interest income	128,564	124,536	128,487
Provision (credit) for loan losses	(1,330)	(1,872)	369
Net interest income after provision for loan losses	129,894	126,408	128,118
Non-interest income:
Service charges and other fees	3,323	3,191	3,459
Mortgage banking income	183	1,225	473
Net gain on securities (1)	1,273	952	375
Net (loss) gain on the disposal of other assets	-	649	(21)
Income from BOLI	2,405	1,743	1,672
Other	1,432	1,278	1,505
Total non-interest income	8,616	9,038	7,463
Non-interest expense:
Salaries and employee benefits	31,350	32,462	34,336
Stock benefit plan compensation expense	3,640	3,817	3,957
Occupancy and equipment	10,514	10,177	10,451
Data processing costs	4,017	3,595	3,565
Advertising and marketing	2,685	1,922	1,109
Federal deposit insurance premiums	2,304	2,151	1,951
Provision for losses on OREO	-	-	180
Other	7,983	6,952	7,143
Total non-interest expense	62,493	61,076	62,692
Income before income taxes	76,017	74,370	72,889
Income tax expense	31,245	30,124	29,341
Net income	$44,772	$44,246	$43,548
Earnings per Share:
Basic	$1.24	$1.23	$1.24
Diluted	$1.23	$1.23	$1.23
(1) Amount includes periodic valuation gains or losses on trading securities.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
	2015	2014	2013
Net Income	$44,772	$44,246	$43,548
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax of $(54), $(29) and $(122) during the years ended December 31, 2015, 2014 and 2013, respectively	71	36	149
Reduction in (adjustment to) non-credit component of other than temporary impairment of securities, net of tax (expense) benefit of $4, $(16) and $(16) during the years ended December 31, 2015, 2014 and 2013, respectively	(5)	16	16
Reclassification adjustment for securities sold during the period, net of tax benefit of $624, $450 and $50 during the years ended December 31, 2015, 2014 and 2013, respectively (reclassified to net gain on securities)	(760)	(547)	(60)
Net unrealized securities gain (loss) arising during the period, net of deferred tax (expense) benefit of $78, $29 and $(162) during the years ended December 31, 2015, 2014 and 2013, respectively	(98)	(36)	201
Change in pension and other postretirement obligations, net of deferred tax (expense) benefit of $(451), $2,685 and $(3,765) during the years ended December 31, 2015, 2014 and 2013, respectively	538	(3,257)	4,575
Total other comprehensive income (loss), net of tax	(254)	(3,788)	4,881
Comprehensive Income	$44,518	$40,458	$48,429
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands except share amounts)
	Year Ended December 31,
	2015	2014	2013
Common Stock:
Balance at beginning of period	$529	$528	$520
Shares issued in exercise of options (455,310 shares, 16,960 shares and 833,334 shares during the years ended December 31, 2015, 2014, and 2013, respectively)	4	1	8
Balance at end of period	533	529	528
Additional Paid-in Capital:
Balance at beginning of period	254,358	252,253	239,041
Stock options exercised	6,545	277	11,220
Excess tax benefit of stock benefit plans	303	71	292
Amortization of excess fair value over cost – ESOP stock and stock option expense	1,105	1,111	1,176
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares (81,663 shares, 125,108 shares and 165,348 shares during the years ended December 31, 2015, 2014, and 2013, respectively)	487	646	524
Balance at end of period	262,798	254,358	252,253
Retained Earnings:
Balance at beginning of period	427,126	402,986	379,166
Net income for the period	44,772	44,246	43,548
Cash dividends declared and paid	(20,292)	(20,106)	(19,728)
Balance at end of period	451,606	427,126	402,986
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(8,547)	(4,759)	(9,640)
Other comprehensive income (loss) recognized during the period, net of tax	(254)	(3,788)	4,881
Balance at end of period	(8,801)	(8,547)	(4,759)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(2,545)	(2,776)	(3,007)
Amortization of earned portion of ESOP stock	232	231	231
Balance at end of period	(2,313)	(2,545)	(2,776)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(3,066)	(3,193)	(3,122)
Amortization of earned portion of restricted stock awards	1,856	1,976	2,011
Release from treasury stock for award shares, net of return of shares to treasury for forfeited shares	(1,061)	(1,849)	(2,082)
Balance at end of period	(2,271)	(3,066)	(3,193)
Common Stock Held by BMP:
Balance at beginning of period	(9,164)	(9,013)	(8,800)
Release from treasury stock for award shares	(190)	(151)	(213)
Balance at end of period	(9,354)	(9,164)	(9,013)
Treasury Stock, at cost:
Balance at beginning of period	(198,966)	(200,520)	(202,584)
Treasury shares repurchased (20,000 shares during the year ended December 31, 2015)	(300)	-	-
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	1,015	1,554	2,064
Balance at end of period	(198,251)	(198,966)	(200,520)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$493,947	$459,725	$435,506

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$44,772	$44,246	$43,548
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on the sales of investment securities and MBS available-for-sale	(1,384)	(997)	(110)
Net loss (gain) recognized on trading securities	111	(13)	(265)
Net gain on sale of loans held for sale	-	(27)	(13)
Net (loss) gain on the disposal of other assets	-	(649)	21
Net depreciation, amortization and accretion	2,738	2,641	2,834
Stock plan compensation expense (excluding ESOP)	1,886	2,087	2,205
ESOP compensation expense	1,307	1,230	1,213
Provision (credit) for loan losses	(1,330)	(1,872)	369
Provision for losses on OREO	-	-	180
Credit to reduce the liability for loans sold with recourse	-	(1,040)	(305)
Increase in cash surrender value of BOLI	(2,405)	(1,743)	(1,672)
Deferred income tax expense (credit)	6,883	771	(940)
Excess tax benefit of stock benefit plans	(303)	(71)	(292)
Changes in assets and liabilities:
Originations of loans held for sale during the period	-	-	(1,621)
Proceeds from sales of loans held for sale	-	-	2,194
(Increase) Decrease in other assets	(1,692)	(2,873)	8,168
(Decrease) Increase in other liabilities	(430)	5,573	5,637
Net cash provided by Operating Activities	50,153	47,263	61,151
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	340	88	949
Proceeds from maturities and calls of investment securities available-for-sale	-	15,000	14,750
Proceeds from sales of investment securities available-for-sale	2,070	3,780	366
Proceeds from sales of MBS available-for-sale	24,307	-	-
Proceeds from sales of trading securities	1,340	7,115	131
Purchases of investment securities available-for-sale	(2,134)	(3,884)	(458)
Purchases of MBS available-for-sale	-	(875)	-
Acquisition of trading securities	(3,090)	(8,839)	(1,814)
Principal collected on MBS available-for-sale	1,602	5,863	17,372
Purchase of BOLI	-	(25,000)	-
Purchases of loans	(99,745)	(225,604)	(52,031)
Proceeds from sale of portfolio loans	9,572	16,892	5,893
Net increase in loans	(486,142)	(210,770)	(149,122)
Proceeds from the sale of OREO and real estate owned	-	-	564
Proceeds from the sale of fixed assets	-	4,273	-
Purchases of fixed assets	(1,488)	(1,618)	(1,963)
Purchase of FHLBNY capital stock, net	(306)	(10,356)	(3,040)
Net cash used in Investing Activities	(553,674)	(433,935)	(168,403)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	524,518	152,646	27,717
(Decrease) Increase in escrow and other deposits	(14,791)	22,517	(13,349)
Repayments of FHLBNY advances	(2,897,500)	(1,224,500)	(218,500)
Proceeds from FHLBNY advances	2,890,500	1,488,225	286,000
Proceeds from exercise of stock options	6,549	278	11,228
Excess tax benefit of stock benefit plans	303	71	292
Equity award distribution	251	201	293
Treasury shares repurchased	(300)	-	-
Cash dividends paid to stockholders	(20,292)	(20,106)	(19,728)
Net cash provided by Financing Activities	489,238	419,332	73,953
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(14,283)	32,660	(33,299)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,437	45,777	79,076
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,154	$78,437	$45,777
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$25,659	$29,035	$29,858
Cash paid for interest	46,698	48,329	47,155
Loans transferred to OREO	130	-	783
Loans transferred to held for sale	9,572	16,865	7,514
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	125	65	271
Net increase (decrease) in non-credit component of other than temporary impairment ("OTTI") of securities	9	(32)	(32)
See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by The Dime Savings Bank of Williamsburgh (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2015, the significant assets of the Holding Company were the capital stock of the Bank, the Holding Company's loan to the ESOP and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $70,680 trust preferred securities payable maturing in 2034, and currently callable.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and repurchase agreements.

Investment Securities and MBS - Debt securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or trading. Equity securities and mutual fund investments (fixed income or equity in nature) are classified as either available-for-sale or trading securities and carried at fair value.  Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  While the Holding Company had a small portfolio of mutual fund investments designated as trading at both December 31, 2015 and December 31, 2014, neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for MBS where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company evaluates securities for OTTI at least quarterly, and more frequently when economic or market conditions warrant such an evaluation.  In making its evaluation of OTTI for debt securities, the Company initially considers whether: (1) it intends to sell the security, or (2) it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis. If either of these criteria is satisfied, an OTTI charge is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost.  For debt securities, if neither of these criteria is satisfied, however, the Company does not expect to recover the entire amortized cost basis, an OTTI loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of OTTI attributable to credit loss, the Company compares the present value of expected cash flows to the amortized cost basis of the security. The portion of OTTI determined to result from credit-related factors is recognized through earnings, while the portion of the OTTI related to other factors is recognized in other comprehensive income.  When OTTI is recognized on a debt security, its amortized cost basis is reduced to reflect the credit-related component.

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

Loans - Loans that the Bank has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding (as adjusted for any amounts charged-off), net of unearned fees or costs, unamortized premiums and the allowance for loan losses.  Interest income on loans is recorded using the level yield method.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.  Past due status is based upon the contractual terms of the loan.

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

A loan is considered impaired when, based on then current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays or shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan's pre-modification rate for some performing troubled debt restructurings ("TDRs")).

If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral property or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses. See Note 5 for a discussion of TDRs.

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

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or net realizable proceeds.  Multifamily residential and mixed-use loans sold are generally sold with servicing rights retained.  During the years ended December 31, 2015, 2014 and 2013, the Bank re-classified certain problematic loans for which it had an executed pending note sale agreement as held for sale.  Such loans are carried at the lower of cost or their expected net realizable proceeds.

OREO - Properties acquired as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  Physical possession of residential real estate collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through execution of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  Declines in the recorded balance subsequent to acquisition by the Company are recorded through expense.  Operating costs after acquisition are expensed.

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

Premises Held for Sale – Premises held for sale are carried at the lower of the recorded balance or their likely disposal value. Upon being re-classified as held for sale, depreciation is no longer recognized on these assets.

Accounting for Goodwill and Other Intangible Assets – An impairment test is required to be performed at least annually for goodwill acquired in a business combination. The Company performs impairment tests of goodwill as of December 31st of each year.  As of December 31, 2015 and 2014, the Company concluded that no impairment of goodwill existed.  As of both December 31, 2015 and 2014, the Company had goodwill totaling $55,638.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to tax matters in income tax expense.  The Company had no uncertain tax positions at December 31, 2015 or 2014.

Employee Benefits – The Bank maintains The Dime Savings Bank of Williamsburgh 401(k) Plan [the "401(k) Plan"] for substantially all of its employees, and the Retirement Plan of The Dime Savings Bank of Williamsburgh (the "Employee Retirement Plan"), both of which are tax qualified under the Internal Revenue Code.

The Bank also maintains the Postretirement Welfare Plan of The Dime Savings Bank of Williamsburgh (the "Postretirement Benefit Plan"), providing additional postretirement benefits to certain retirees, which requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services, a Retirement Plan for its outside Directors (the "Director Retirement Plan"), and the BMP that provides additional benefits to certain of its officers.

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

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (the "2004 Stock Incentive Plan," and collectively the "Stock Plans"); which are discussed more fully in Note 14.  Under the Stock Plans, compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Holding Company's common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Earnings per Share ("EPS") - Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury stock and unallocated ESOP shares are excluded and vested restricted stock award shares are included.  Unvested restricted stock award shares are recognized as a special class of securities under ASC 260.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net Income per the Consolidated Statements of Operations	$44,772	$44,246	$43,548
Less: Dividends paid on earnings allocated to participating securities	(136)	(168)	(180)
Income attributable to common stock	$44,636	$44,078	$43,368
Weighted average common shares outstanding, including participating securities	36,477,854	36,174,962	35,507,765
Less: weighted average participating securities	(245,037)	(301,785)	(320,566)
Weighted average common shares outstanding	36,232,817	35,873,177	35,187,199
Basic EPS	$1.24	$1.23	$1.24
Income attributable to common stock	$44,636	$44,078	$43,368
Weighted average common shares outstanding	36,232,817	35,873,177	35,187,199
Weighted average common equivalent shares outstanding	89,516	75,339	119,073
Weighted average common and equivalent shares outstanding	36,322,333	35,948,516	35,306,272
Diluted EPS	$1.23	$1.23	$1.23

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding options.

There were approximately 126,172, 293,272 and 901,037 weighted average options for the years ended December 31, 2015, 2014, and 2013, respectively, that were not considered in the calculation of diluted EPS since the sum of their exercise price and unrecognized compensation cost exceeded the average market value during the relevant period.

Comprehensive Income - Comprehensive income for the years ended December 31, 2015, 2014 and 2013 included changes in the unrealized gain or loss on available-for-sale securities, changes in the unfunded status of defined benefit plans, the non-credit component of OTTI, and a transfer loss related to securities transferred from available-for-sale to held-to-maturity.  Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

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

For the years ended December 31, 2015, 2014 and 2013, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Recently Issued Accounting Standards - In January 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-04 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure."  ("ASU 2014-04").  ASU 2014-04 sought to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs (i.e. when a creditor such as the Bank should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized).  Additionally, ASU 2014-04 required interim and annual disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, such as the Company, ASU 2014-04 was effective for interim and annual reporting periods beginning after December 15, 2014. Adoption of ASU 2014-04 did not have a material impact on the Company's financial position, results of operations or disclosures.

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

The aggregate balance of these liquidation accounts was $9,863 and $11,522 at December 31, 2015 and 2014, respectively.

The Holding Company may not declare or pay cash dividends on, or repurchase any of its, shares of common stock if the effect thereof would cause stockholders' equity to be reduced below either applicable regulatory capital maintenance requirements, or the amount of the liquidation accounts, or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

3.   OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net gain on securities in the accompanying consolidated statements of operations.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Year Ended December 31, 2015
Securities held-to-maturity and transferred securities
Change in non-credit component of OTTI	$(9)	$(4)	$(5)
Change in unrealized loss on securities transferred to held to maturity	125	54	71
Total securities held-to-maturity and transferred securities	116	50	66
Securities available-for-sale
Reclassification adjustment for net gains included in net gain on securities	(1,384)	(624)	(760)
Change in net unrealized gain during the period	(176)	(78)	(98)
Total securities available-for-sale	(1,560)	(702)	(858)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	1,890	852	1,038
Change in the net actuarial gain or loss	(901)	(401)	(500)
Total defined benefit plans	989	451	538
Total other comprehensive income	$(455)	$(201)	$(254)
Year Ended December 31, 2014
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$32	$16	$16
Change in unrealized loss on securities transferred to held to maturity	65	29	36
Total securities held-to-maturity and transferred securities	97	45	52
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain on securities	(997)	(450)	(547)
Change in net unrealized gain during the period	(65)	(29)	(36)
Total securities available-for-sale	(1,062)	(479)	(583)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	1,044	468	576
Change in the net actuarial gain or loss	(6,986)	(3,153)	(3,833)
Total defined benefit plans	(5,942)	(2,685)	(3,257)
Total other comprehensive income	$(6,907)	$(3,119)	$(3,788)
Year Ended December 31, 2013
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$32	$16	$16
Change in unrealized loss on securities transferred to held to maturity	271	122	149
Total securities held-to-maturity and transferred securities	303	138	165
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain on securities	(110)	(50)	(60)
Change in net unrealized gain during the period	363	162	201
Total securities available-for-sale	253	112	141
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	2,396	1,082	1,314
Change in the net actuarial gain or loss	5,944	2,683	3,261
Total defined benefit plans	8,340	3,765	4,575
Total other comprehensive income	$8,896	$4,015	$4,881

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held-to-Maturity and Transferred Securities	Securities Available-for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2015	$(826)	$736	$(8,457)	$(8,547)
Other comprehensive income (loss) before reclassifications	66	(98)	(500)	(532)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(760)	1,038	278
Net other comprehensive income (loss) during the period	66	(858)	538	(254)
Balance as of December 31, 2015	$(760)	$(122)	$(7,919)	$(8,801)

Balance as of January 1, 2014	$(878)	$1,319	$(5,200)	$(4,759)
Other comprehensive income (loss) before reclassifications	52	(36)	(3,833)	(3,817)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(547)	576	29
Net other comprehensive income (loss) during the period	52	(583)	(3,257)	(3,788)
Balance as of December 31, 2014	$(826)	$736	$(8,457)	$(8,547)

4.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

At December 31, 2015 and 2014, there were no holdings of investment securities of any one issuer in an amount greater than 10% of stockholders' equity.

The following is a summary of major categories of securities owned by the Company excluding trading securities at December 31, 2015:
	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$15,344	$5,242	$2,154	$(345)	$7,051
Available-for-sale securities:
Investment securities
Registered Mutual Funds	3,990	3,990	25	(259)	3,756
MBS
Pass-through MBS issued by Government Sponsored Entities ("GSEs")	418	418	13	-	431
(1)  Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $807 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

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

The held-to-maturity TRUPS had a weighted average term to maturity of 19.3 years at December 31, 2015.  At December 31, 2015, MBS available-for-sale (which included pass-through MBS issued by GSEs) possessed a weighted average contractual maturity of 12.1 years and a weighted average estimated duration of 1.0 year.  There were no sales of investment securities held-to-maturity during the years ended December 31, 2015, 2014 or 2013.

During the year ended December 31, 2015, gross proceeds from the sales of investment securities available-for-sale totaled $2,070. Gross gains of $4 and gross losses of $8 were recognized on these sales.  During the year ended December 31, 2014, gross proceeds from the sales of investment securities available-for-sale totaled $3,780.  A gross gain of $997 was recognized on these sales and there were no gross recognized losses.  During the year ended December 31, 2013, gross proceeds from the sales of investment securities available-for-sale totaled $366.  A gross gain of $110 was recognized on these sales. The remaining gain/loss on securities shown in the consolidated statements of income for these periods resulted from market valuation changes on trading securities.

Proceeds from the sales of MBS available-for-sale totaled $24,307 during the year ended December 31, 2015. Gross gains of $1,395 and gross losses of $7 were recognized on these sales.  There were no sales of MBS available-for-sale during the years ended December 31, 2014 and 2013.

Tax provisions related to the gains on sales of investment securities and MBS available-for-sale recognized during the years ended December 31, 2015, 2014 and 2013 are disclosed in the consolidated statements of comprehensive income.

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

	For the Year Ended December 31,
	2015	2014
Cumulative balance at the beginning of the period	$932	$997
Amortization	(125)	(65)
Cumulative balance at end of the period	$807	$932

As of each reporting period through December 31, 2015, the Company has applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of December 31, 2015, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At December 31, 2015, these five securities had credit ratings ranging from "C" to "A1."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Year Ended December 31, 2015
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,945	$569	$9,514
Accretion (Amortization) of previously recognized OTTI	(228)	9	(219)
Cumulative pre-tax balance at end of the period	$8,717	$578	$9,295

	At or for the Year Ended December 31, 2014			At or for the Year Ended December 31, 2013
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,945	$601	$9,546	$8,945	$634	$9,579
Amortization of previously recognized OTTI	-	(32)	(32)	-	(33)	(33)
Cumulative pre-tax balance at end of the period	$8,945	$569	$9,514	$8,945	$601	$9,546

There was no activity related to OTTI charges recognized on the Company's registered mutual funds during the year ended December 31, 2015. The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's registered mutual funds for the years ended December 31, 2014 and 2013:

	At or For the Year Ended December 31,
	2014	2013
Cumulative balance at the beginning of the period	$106	$348
Reduction of OTTI for securities sold during the period	(106)	(242)
Cumulative balance at end of the period	$-	$106

The following table summarizes the gross unrealized losses and fair value of investment securities as of December 31, 2015, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,359	$345	$2,359	$345
Available-for-Sale Securities:
Registered Mutual Funds	3,026	259	-	-	3,026	259

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At December 31, 2015, impairment of two TRUPS was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

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

The following table summarizes the gross unrealized losses and fair value of investment securities as of December 31, 2014, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized// Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,571	$163	$2,571	$163
Available-for-Sale Securities:
Registered Mutual Funds	3,736	124	-	-	3,736	124

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

The Bank had no loans classified as doubtful at December 31, 2015 or December 31, 2014.

All real estate loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both December 31, 2015 and December 31, 2014.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at December 31, 2015
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$7,698	$-	$-	$-	$-	$7,698
Pass	61,256	3,743,298	370,110	473,242	-	4,647,906
Special Mention	945	9,759	1,622	4,857	-	17,183
Substandard	2,196	6,850	5,543	7,810	-	22,399
Doubtful	-	-	-	-	-	-
Total	$72,095	$3,759,907	$377,275	$485,909	$-	$4,695,186
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at December 31, 2015	Balance at December 31, 2014
Performing	$1,586	$1,825
Non-accrual	4	4
Total	$1,590	$1,829

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At December 31, 2015
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$127	$-	$625	$1,113	$1,865	$70,230	$72,095
Multifamily residential and residential mixed use	2,235	-	2,514	287	5,036	3,754,871	3,759,907
Commercial mixed use real estate	-	406	406	-	812	376,463	377,275
Commercial real estate	200	-	987	207	1,394	484,515	485,909
Construction	-	-	-	-	-	-	-
Total real estate	$2,562	$406	$4,532	$1,607	$9,107	$4,686,079	$4,695,186
Consumer	$1	$1	$-	$4	$6	$1,584	$1,590
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2015.

At December 31, 2014
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$240	$-	$-	$1,310	$1,550	$71,950	$73,500
Multifamily residential and residential mixed use	1,187	-	2,922	167	4,276	3,294,172	3,298,448
Commercial mixed use real estate	-	-	411	-	411	328,256	328,667
Commercial real estate	-	-	-	4,717	4,717	412,079	416,796
Construction	-	-	-	-	-	-	-
Total real estate	$1,427	$-	$3,333	$6,194	$10,954	$4,106,457	$4,117,411
Consumer	$2	$-	$-	$4	$6	$1,823	$1,829
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2014.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on twelve real estate loans with an aggregate outstanding balance of $4,532 at December 31, 2015, and eight real estate loans with an aggregate outstanding balance of $3,333 at December 31, 2014, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

TDRs

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of December 31, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	2	$598	2	$605
Multifamily residential and residential mixed use	3	696	4	1,105
Commercial mixed use real estate	1	4,344	1	4,400
Commercial real estate	2	3,635	4	13,707
Total real estate	8	$9,273	11	$19,817

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of December 31, 2015		As of December 31, 2014
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	8	$9,273	11	$19,817
TDRs on accrual status at period end	7	9,066	8	15,100
TDRs on non-accrual status at period end	1	207	2	4,717

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both December 31, 2015 and December 31, 2014.

The following table summarizes activity related to TDRs for the periods indicated:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loan modifications during the period that met the definition of a TDR:
Commercial mixed use real estate	-	$-	$-	1	$4,400	$4,400	-	$-	$-
Commercial real estate	-	-	-	1	3,500	3,500	-	-	-
TOTAL	-	$-	$-	2	$7,900	$7,900	-	$-	$-

The Bank's allowance for loan losses at December 31, 2015 included no allocated reserve associated with TDRs.  The Bank's allowance for loan losses at December 31, 2014 reflected $19 of allocated reserve associated with TDRs.  Activity related to reserves associated with TDRs was immaterial during the years ended December 31, 2015 and 2014.

As of December 31, 2015 and December 31, 2014, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the years ended December 31, 2015, 2014 or 2013 (thus no significant impact to the allowance for loan losses during those periods).

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

Loans Re-acquired from FNMA

Until February 20, 2014, the Bank serviced a pool of multifamily loans that it sold to FNMA, and retained an obligation (off-balance sheet contingent liability) to absorb a portion of any losses (as defined in the seller/servicer agreement) incurred by FNMA in connection with the loans sold (the "First Loss Position").  This pool of loans was re-acquired on February 20, 2014, and the First Loss Position was extinguished. Since re-acquisition, the credit quality of these loans has been evaluated in accordance with the policies and procedures discussed in this note.

The Company paid an aggregate premium of $13,163 on the real estate loans re-acquired from FNMA in February 2014.  The premium is being amortized as an adjustment to interest income throughout the remaining estimated life of the loans. At December 31, 2015 and December 31, 2014, the remaining unamortized premium totaled $3,925 and $7,950, respectively.

Please refer to Notes 6 for further discussion of these loans.

6.   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR FIRST LOSS POSITION

The allowance for loan losses may consist of specific and general components.  The Bank's periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Consumer loans were evaluated in aggregate as of both December 31, 2015 and December 31, 2014.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  While measured impairment is generally charged off immediately, impairment attributed to either a shortfall in the underlying collateral (for collateral dependent TDRs) or a reduction in the present value of expected cash flows of a non-collateral dependent TDR was reflected as an allocated reserve within the allowance for loan losses at December 31, 2014.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both December 31, 2015 and December 31, 2014, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at December 31, 2015 and December 31, 2014.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $348 at December 31, 2015 and $371 at December 31, 2014.  The decline resulted from both a reduction of $970 in the balance of such loans from December 31, 2014 to December 31, 2015, as well as a lower average loss expectation derived as of December 31, 2015 compared to December 31, 2014.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade.

Non-Impaired Special Mention Loan Component

At both December 31, 2015 and December 31, 2014, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at December 31, 2015 and December 31, 2014.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans was $88 at December 31, 2015, compared to $228 at December 31, 2014. This decline reflected both a reduction of $16,300 in the balance of such loans and a lower expected loss percentage applied to such loans at December 31, 2015 compared to December 31, 2014 under the methodology employed.

Pass Graded Loan Component

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with pass graded real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and condominium or cooperative apartments; 2) multifamily residential and residential mixed use; 3) commercial mixed use real estate, 4) commercial real estate; and 5) construction and land acquisition.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for pass graded real estate loans:

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

(ii) Economic conditions - At both December 31, 2015 and December 31, 2014, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank's loan portfolio.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Year Ended December 31, 2015
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$150	$13,852	$1,644	$2,823	$-	$18,469	$24
Provision (credit) for loan losses	222	309	21	(1,880)	-	(1,328)	(2)
Charge-offs	(115)	(48)	(37)	(7)	-	(207)	(2)
Recoveries	6	5	24	1,525	-	1,560	-
Ending balance	$263	$14,118	$1,652	$2,461	$-	$18,494	$20

Ending balance – loans individually evaluated for impairment	$598	$983	$4,345	$3,635	$-	$9,561	$-
Ending balance – loans collectively evaluated for impairment	71,497	3,758,924	372,930	482,274	-	4,685 625	1,590
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	263	14,118	1,652	2,461	-	18,494	20

At or for the Year Ended December 31, 2014
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24
Provision (credit) for loan losses	(164)	(76)	(1,710)	72	(3)	(1,881)	9
Charge-offs	(46)	(87)	(30)	(306)	-	(469)	(9)
Recoveries	124	175	381	10	-	690	-
Ending balance	$150	$13,852	$1,644	$2,823	$-	$18,469	$24

Ending balance – loans individually evaluated for impairment	$605	$1,272	$4,400	$13,707	$-	$19,984	$-
Ending balance – loans collectively evaluated for impairment	72,895	3,297,176	324,267	403,089	-	4,097,427	1,829
Allowance balance associated with loans individually evaluated for impairment	-	-	-	19	-	19	-
Allowance balance associated with loans collectively evaluated for impairment	150	13,852	1,644	2,804	-	18,450	24

At or for the Year Ended December 31, 2013
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$344	$14,299	$2,474	$3,382	$24	$20,523	$27
Provision (credit) for loan losses	(187)	10	891	(342)	(21)	351	18
Charge-offs	(117)	(504)	(391)	(9)	-	(1,021)	(21)
Recoveries	196	35	29	16	-	276	-
Ending balance	$236	$13,840	$3,003	$3,047	$3	$20,129	$24

Ending balance – loans individually evaluated for impairment	$1,199	$2,345	$4,400	$22,245	$-	$30,189	$-
Ending balance – loans collectively evaluated for impairment	72,757	2,920,205	371,510	302,451	268	3,667,191	2,139
Allowance balance associated with loans individually evaluated for impairment	-	-	1,320	451	-	1,771	-
Allowance balance associated with loans collectively evaluated for impairment	236	13,840	1,683	2,596	3	18,358	24

The following tables summarize impaired real estate loans as of and for the periods indicated (by collateral type within the real estate loan segment):

	At December 31, 2015			For the Year Ended December 31, 2015
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$635	$598	$-	$601	$44
With an allocated reserve	-	-	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	983	983	-	1,095	71
With an allocated reserve	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,345	4,345	-	4,379	176
With an allocated reserve	-	-	-	-	-
Commercial Real Estate
With no allocated reserve	3,642	3,635	-	5,470	140
With an allocated reserve	-	-	-	1,100	97
Construction
With no allocated reserve	-	-	-	-	-
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$9,605	$9,561	$-	$11,545	$431
With an allocated reserve	$-	$-	$-	$1,100	$97
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2014			For the Year Ended December 31, 2014
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$646	$605	$-	$747	$58
With an allocated reserve	-	-	-	41	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	1,272	1,272	-	2,147	87
With an allocated reserve	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,425	4,400	-	2,640	237
With an allocated reserve	-	-	-	1,760	-
Commercial Real Estate
With no allocated reserve	10,306	8,207	-	7,470	148
With an allocated reserve	5,500	5,500	19	9,317	495
Construction
With no allocated reserve	-	-	-	-	-
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$16,649	$14,484	$-	$13,004	$530
With an allocated reserve	$5,500	$5,500	$19	$11,118	$495
(1) The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2013			For the Year Ended December 31, 2013
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Average Recorded Investment(1)	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$1,066	$987	$-	$1,010	$42
With an allocated reserve	255	212	-	211	14
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,494	2,345	-	2,851	163
With an allocated reserve	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	-	-	-	1,272	200
With an allocated reserve	4,500	4,400	1,320	880	-
Commercial Real Estate
With no allocated reserve	8,316	7,203	-	22,787	1,100
With an allocated reserve	15,042	15,042	451	15,168	857
Construction
With no allocated reserve	-	-	-	-	-
With an allocated reserve	-	-	-	-	-
Total
With no allocated reserve	$11,876	$10,535	$-	$27,920	$1,505
With an allocated reserve	$19,797	$19,654	$1,771	$16,259	$871
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

The following is a summary of the aggregate balance of multifamily loans serviced for FNMA, the period-end First Loss Position associated with these loans and activity in the related liability:

	At or for the Year Ended December 31,
	2015	2014	2013
Outstanding balance of multifamily loans serviced for FNMA at period end	$-	$-	$208,375
Total First Loss Position at end of period	-	-	15,428
Reserve Liability on the First Loss Position
Balance at beginning of period	$-	$1,040	$1,383
Credit for losses on problem loans(1)	-	(1,040)	(305)
Charge-offs and other net reductions in balance	-	-	(38)
Balance at period end	$-	$-	$1,040
(1) Amount recognized as a portion of mortgage banking income during the period.

7.   MORTGAGE SERVICING ACTIVITIES AND MORTGAGE BANKING INCOME

At December 31, 2015, 2014 and 2013, the Bank was servicing loans for others having principal balances outstanding of approximately $23,109, $24,253, and $247,263, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance and processing foreclosure.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $272 and $295 at December 31, 2015 and 2014, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans sold with servicing rights retained.  Upon sale of these loans, the Company recorded an MSR, and has elected to account for the MSR under the "amortization method" prescribed under GAAP.  The aggregate MSR balance was $239 at December 31, 2015, $351 at December 31, 2014 and $628 at December 31, 2013.

Net mortgage banking income presented in the consolidated statements of operations was comprised of the following items:

	Year Ended December 31,
	2015	2014	2013
Gain on the sale of loans originated for sale	$-	$27	$13
Credit to reduce the liability for the First Loss Position	-	1,040	305
Mortgage banking fees	183	158	155
Net mortgage banking income	$183	$1,225	$473

8.   PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

The following is a summary of premises and fixed assets, net and premises held for sale:

	At December 31, 2015	At December 31, 2014
Land	$1,647	$7,067
Buildings	17,316	19,952
Leasehold improvements	12,125	12,045
Furniture, fixtures and equipment	14,756	14,080
Premises and fixed assets, gross	$45,844	$53,144
Less: accumulated depreciation and amortization	(30,694)	(28,079)
Premises and fixed assets, net	$15,150	$25,065
Premises held for sale(1)	8,799	-
(1)	At December 31, 2015, the Company had an executed contract of sale on real estate with a net book value of $8,799. The net proceeds from the sale are expected to exceed the current book value.

Depreciation and amortization expense amounted to approximately $2,604, $2,630 and $2,780 during the years ended December 31, 2015, 2014 and 2013, respectively.  Proceeds from the sales of premises and fixed assets were $4,273 during the year ended December 31, 2014.  A gain of $649 was recognized on these sales.  There were no sales of premises and fixed assets during the year ended December 31, 2015.

9.   FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 587,131 shares and 584,070 shares at December 31, 2015 and 2014, respectively. The Bank recorded dividends on the FHLBNY capital stock of $2,226, $2,091 and $1,698 during the years ended December 31, 2015, 2014 and 2013, respectively.

10.   DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2015		At December 31, 2014
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.05%	$368,671	0.05%	$372,753
Certificates of deposit ("CDs")	1.44	858,847	1.43	926,318
Money market accounts	0.81	1,618,617	0.61	1,094,698
Interest bearing checking accounts	0.08	78,994	0.08	78,430
Non-interest bearing checking accounts	-	259,181	-	187,593
TOTAL	0.81%	$3,184,310	0.76%	$2,659,792

The following table presents a summary of future maturities of CDs outstanding at December 31, 2015:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2016	$304,694	0.88%
2017	266,060	1.50
2018	126,345	2.04
2019	114,711	1.98
2020	40,848	1.66
2021 and beyond	6,189	1.72
TOTAL	$858,847	1.44	%(1)
(1) The weighted average cost of CDs, inclusive of their contractual compounding of interest, was 1.44% at December 31, 2015.

CDs that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") Insurance limit of two-hundred and fifty thousand dollars were approximately $138,022 and $122,603 at December 31, 2015 and 2014, respectively.

11.   FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (''Advances'') totaling $1,166,725 and $1,173,725 at December 31, 2015 and 2014, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 1.65%, 2.28%, and 2.89% during the years ended December 31, 2015, 2014 and 2013, respectively.  The average interest rate on outstanding FHLBNY Advances was 1.32% and 1.74% at December 31, 2015 and 2014, respectively.  In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $1,754,957 as of December 31, 2015 and $1,568,197 as of December 31, 2014, and maintained sufficient qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure Advances in excess of its borrowing limit at both December 31, 2015 and 2014.  Certain of the FHLBNY Advances outstanding at December 31, 2015 contained call features that may be exercised by the FHLBNY.  Prepayment penalties were associated with all fixed rate Advances outstanding as of December 31, 2015 and 2014.

During the year ended December 31, 2015, the Company prepaid $25,000 of FHLBNY Advances, incurring a prepayment cost of $1,362.  The prepayment cost was recognized in interest expense. There were no prepayments of FHLBNY Advances during the years ended December 31, 2014 and 2013.

The following table presents a summary of future maturities of FHLBNY Advances outstanding at December 31, 2015:

Year Ending December 31,	Maturing Balance	Weighted Average Interest Rate
2016	$613,500	0.79%
2017	302,075	2.04
2018	92,100	1.56
2019	96,250	1.65
2020	49,800	2.02
2021 and beyond	13,000	2.68
TOTAL	$1,166,725	1.32%

12.   TRUST PREFERRED SECURITIES PAYABLE

On March 19, 2004, the Holding Company completed an offering of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering.  The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and became callable without penalty at any time on or after April 15, 2009.  The outstanding balance of the trust preferred securities was $70,680 at both December 31, 2015 and 2014.  The Holding Company currently does not intend to call this debt.

Interest expense recorded on the trust preferred securities totaled $5,024 during each of the years ended December 31, 2015, 2014 and 2013, respectively.

13.   INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
		2015			2014			2013
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$21,127	$3,235	$24,362	$21,232	$8,121	$29,353	$22,475	$7,806	$30,281
Deferred	2,269	4,614	6,883	540	231	771	362	(1,302)	(940)
TOTAL	$23,396	$7,849	$31,245	$21,772	$8,352	$30,124	$22,837	$6,504	$29,341

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at Federal statutory rate	$26,606	$26,029	$25,511
State and local taxes, net of federal income tax benefit	5,102	5,466	4,228
Benefit plan differences	(59)	(156)	(445)
Adjustments for prior period returns and tax items	590	(164)	422
Investment in BOLI	(842)	(610)	(585)
Other, net	(152)	(441)	210
TOTAL	$31,245	$30,124	$29,341
Effective tax rate	41.10%	40.51%	40.25%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.  The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2015	2014
Allowance for loan losses	$8,303	$8,261
Employee benefit plans	18,849	19,487
Credit component of OTTI	-	4,023
Tax effect of other components of income on investment securities and MBS	722	109
Other	1,768	1,515
Total deferred tax assets	29,642	33,395
Deferred tax liabilities:
Difference in book and tax carrying value of fixed assets	667	983
Difference in book and tax basis of unearned loan fees	2,761	-
Other	448	16
Total deferred tax liabilities	3,876	999
Net deferred tax asset (recorded in other assets)	$25,766	$32,396

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2015 or 2014, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

At December 31, 2015 and 2014, the Bank had accumulated bad debt reserves totaling $15,158 for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes.  Should the reserves as of December 31, 2015 be fully recaptured, the Bank would recognize $6,844 in additional income tax expense.    Should the reserves as of December 31, 2014 be fully recaptured, the Bank would recognize $6,844 in additional income tax expense.  The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations.  The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no unrecognized tax benefits as of December 31, 2015 or 2014.  The Company does not anticipate any material change to unrecognized tax benefits during the year ending December 31, 2016.

As of December 31, 2015, the tax years ended December 31, 2012, 2013, 2014 and 2015 remained subject to examination by all of the Company's relevant tax jurisdictions.  While the Company is currently under audit by certain taxing jurisdictions, no material impact to the financial statements is expected to result from these examinations.

14.   EMPLOYEE BENEFIT PLANS

Employee Retirement Plan - The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan.  Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service.  Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan.

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2015	2014	2013
Interest cost	$998	$1,003	$877
Expected return on plan assets	(1,656)	(1,774)	(1,518)
Amortization of unrealized loss	1,677	948	1,803
Net periodic cost	$1,019	$177	$1,162

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2015	2014
Accumulated benefit obligation at end of period	$25,396	$27,635
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$27,635	$22,751
Interest cost	998	1,003
Actuarial (gain) loss	(1,796)	5,166
Benefit payments	(1,289)	(1,183)
Settlements	(152)	(102)
Projected benefit obligation at end of period	25,396	27,635
Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	24,457	24,402
Return (loss) on plan assets	(355)	1,327
Contributions	15	13
Benefit payments	(1,289)	(1,183)
Settlements	(152)	(102)
Balance at end of period	22,676	24,457
Funded status at end of year	$(2,720)	$(3,178)

The change in accumulated other comprehensive income (loss) that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2015	2014
Balance at beginning of period	$(13,463)	$(8,798)
Amortization of unrealized loss	1,677	948
Loss recognized during the year	(215)	(5,613)
Balance at the end of the period	$(12,001)	$(13,463)
Period end component of accumulated other comprehensive loss (net of tax)	6,582	7,384

For the years ended December 31, 2015 and 2014, the Bank used December 31st as its measurement date for the Employee Retirement Plan.  The Bank contributed $15 to the Employee Retirement Plan during the year ended December 31, 2015.  The Bank does not expect to make contributions to the Employee Retirement Plan during the year ending December 31, 2016.

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2015	2014	2013
Discount rate used for net periodic cost	3.72%	4.56%	3.67%
Discount rate used to determine benefit obligation at period end	3.98	3.72	4.56
Expected long-term return on plan assets used for net periodic cost	7.00	7.50	7.50
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.50

The Employee Retirement Plan assets are invested in two diversified investment portfolios of the Pentegra Retirement Trust (the "Trust").  The Trust, a private placement investment trust, has been granted discretion by the Bank to determine the appropriate strategic asset allocations (as governed by its Investment Policy Statement) to meet estimated plan liabilities.

The Employee Retirement Plan's asset allocation targets holding 65% of assets in equity securities via investment in the Long-Term Growth Equity Portfolio ("LTGE"), 34% in intermediate-term investment grade bonds via investment in the Long-Term Growth Fixed-Income Portfolio ("LTGFI"), and 1% in a cash equivalents portfolio (for liquidity).  Asset rebalancing is performed at least annually, with interim adjustments when the investment mix varies in excess of 10% from the target.

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

The LTGFI is a diversified portfolio that invests in four intermediate-term bond funds, all of which are registered mutual funds.  These mutual funds are actively traded on national securities exchanges and are valued at their quoted market prices.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	At December 31,
	2015	2014
Asset Category
Equity securities	58%	66%
Debt securities (bond mutual funds)	40	32
Cash equivalents	2	2
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2015 and 2014, respectively.

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan's investments measured at fair value on a recurring basis at December 31, 2015 (See Note 16 for a discussion of the fair value hierarchy).

	Fair Value Measurements Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded):
Domestic Large Cap	$2,617	-	-	$2,617
Domestic Mid Cap	1,098	-	-	1,098
Domestic Small Cap	402	-	-	402
International Equity	2,551	-	-	2,551
Fixed Income	9,140	-	-	9,140
Cash equivalents	338	-	-	338
Common collective investment funds:
Domestic Large Cap	-	4,028	-	4,028
Domestic Mid Cap	-	541	-	541
Domestic Small Cap	-	1,184	-	1,184
International Equity	-	777	-	777
Total Plan Assets				$22,676

The following table sets forth by level within the fair value hierarchy a summary of the Employee Retirement Plan's investments measured at fair value on a recurring basis at December 31, 2014 (See Note 16 for a discussion of the fair value hierarchy).

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

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real annual rates of return in the ranges of 6% to 8% and 3% to 5%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2015 and December 31, 2014.

Benefit payments are anticipated to be made as follows:

Year Ending December 31,
2016	$1,579
2017	1,574
2018	1,569
2019	1,573
2020	1,568
2021 to 2025	7,640

BMP and Director Retirement Plan - The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2015 and 2014, the BMP had investments, held in a rabbi trust, in the Holding Company's common stock of $14,402 and $13,232, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75.  The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2015	2014	2013
Interest cost	$375	$347	$281
Amortization of unrealized loss	242	98	545
Net periodic cost	$617	$445	$826

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	At December 31,
	2015	2014
Accumulated benefit obligation at end of period	$11,062	$11,077
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$11,077	$8,645
Interest cost	375	347
Benefit payments	(171)	(181)
Actuarial (gain) loss	(219)	2,266
Projected benefit obligation at end of period	11,062	11,077
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	171	181
Benefit payments	(171)	(181)
Balance at end of period	-	-
Funded status at the end of the year:	$(11,062)	$(11,077)

The combined change in accumulated other comprehensive income that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2015	2014
Balance at beginning of period	$(3,250)	$(1,081)
Amortization of unrealized loss	242	98
Gain (loss) recognized during the year	220	(2,267)
Balance at the end of the period	$(2,788)	$(3,250)
Period end component of accumulated other comprehensive loss (net of tax)	1,529	1,782

Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2015	2014	2013
Discount rate used for net periodic cost – BMP	3.39%	4.00%	3.09%
Discount rate used for net periodic cost – Director Retirement Plan	3.49	4.22	3.30
Discount rate used to determine BMP benefit obligation at period end	3.54	3.39	4.00
Discount rate used to determine Director Retirement Plan benefit obligation at period end	3.67	3.49	4.22

As of December 31, 2015 and 2014, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.  Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that accrue.

Actuarial projections performed as of December 31, 2015 assumed the Bank will contribute $686 to the BMP and $208 to the Director Retirement Plan during the year ending December 31, 2016 in order to pay benefits due under the respective plans.  During the year ending December 31, 2016, actuarial losses of $73 related to the BMP and $88 related to the Director Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,
2016	$894
2017	882
2018	867
2019	849
2020	859
2021 to 2025	4,026

There is no defined contribution cost incurred by the Holding Company or the Bank under the Director Retirement Plan.  Defined contribution costs incurred by the Company related to the BMP were $1,900, $1,789 and $2,377 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2015	2014	2013
Service cost	$9	$41	$60
Interest cost	94	232	227
Curtailment gain(1)	(3,394)	-	-
Amortization of unrealized loss	(19)	-	48
Net periodic (credit) cost	$(3,310)	$273	$335
(1)    The Postretirement Plan was amended effective March 31, 2015, whereby post-amendment retirees are not eligible to participate in the plan. The amendment resulted in a curtailment gain.

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2015	2014	2013
Discount rate used for net periodic cost	3.80%	4.72%	3.72%
Rate of increase in compensation levels used for net periodic cost	3.50	3.50	3.50
Discount rate used to determine benefit obligation at period end	3.58	3.80	4.72
Rate of increase in compensation levels used to determine benefit obligation at period end	3.50	3.50	3.50

As of December 31, 2015, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $3.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $3.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,		At December 31,
	2015		2014
Accumulated benefit obligation at end of period	$1,825		$4,284
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$4,284		$4,998
Service cost	9		41
Interest cost	94		232
Actuarial gain (loss)	(143)		309
Benefit payments	(89)		(95)
Plan amendments	-		(1,201)
Curtailment	(2,330)		-
Projected benefit obligation at end of period	1,825		4,284
Plan assets at fair value:
Balance at beginning of period	-		-
Contributions	89		95
Benefit payments	(89)		(95)
Balance at end of period	-		-
Funded status:
Deficiency of plan assets over projected benefit obligation	(1,825)		(4,284)
Unrecognized loss from experience different from that assumed	N/	A	N/	A
Unrecognized net past service liability	N/	A	N/	A
Accrued expense included in other liabilities	$(1,825)		$(4,284)

The change in accumulated other comprehensive income (loss) that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2015	2014
Balance at beginning of period	$1,292	$400
Amortization of unrealized loss	(19)	-
Gain (loss) recognized during the year	142	(309)
Recognition of prior service cost	(1,064)	-
Plan amendments	-	1,201
Balance at the end of the period	$351	$1,292
Period end component of accumulated other comprehensive loss (net of tax)	(192)	(709)

As of December 31, 2015 and 2014, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 6.5% for 2016 and was assumed to decrease gradually to 5.0% in 2022 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $32.  A decline in the assumed medical care cost trend rates by 1% in each year would reduce the accumulated Postretirement Benefit Plan obligation by approximately $29.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2015 and 2014. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that accrue.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2016	$116
2017	113
2018	109
2019	104
2020	97
2021 to 2025	390

401(k) Plan - The Bank also maintains the 401(k) Plan, which covers substantially all of its employees.  The Bank made discretionary contributions totaling $692, $701 and $679 to eligible 401(k) Plan participants during the years ended December 31, 2015, 2014 and 2013, respectively, which were recognized as a component of compensation expense.

The 401(k) Plan owned participant investments in the Holding Company's common stock for the accounts of participants totaling $9,721 and $8,827 at December 31, 2015 and 2014, respectively.

ESOP - The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of the Holding Company's common stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.  The loan had an outstanding balance of $3,028 and $3,222 at December 31, 2015 and December 31, 2014, respectively, and a fixed rate of 8.0%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years or upon attainment of age 65, death, disability, retirement or a "change of control" of the Holding Company as defined in the ESOP.  Common stock allocated to participating employees totaled 78,155 shares during each of the years ended December 31, 2015, 2014 and 2013.  The ESOP benefit expense is recorded based upon the fair value of the award shares, and totaled $1,754, $1,730 and $1,753, respectively, for the years ended December 31, 2015, 2014 and 2013.  Included in ESOP expense were dividends on unallocated common stock that were paid to participants.  These dividends totaled $481, $525 and $569 during the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Option Activity

The Company has made stock option grants to outside Directors and certain officers under the Stock Plans.  All option shares granted have a ten-year life.  The option shares granted to the outside Directors vest over one year, while the option shares granted to officers vest ratably over four years.  The exercise price of each option award was determined based upon the fair market value of the Holding Company's common stock on the respective grant dates.  Compensation expense recorded during the years ended December 31, 2015, 2014 and 2013 was determined based upon the fair value of the option shares on the respective dates of grant, as determined utilizing a recognized option pricing methodology.

There were no stock options granted during the years ended December 31, 2015, 2014 and 2013.

Combined stock option activity related to the Stock Plans was as follows:

	At or for the Year Ended December 31,
	2015	2014	2013
Options outstanding – beginning of period	979,916	1,615,771	2,456,137
Options granted	-	-	-
Weighted average exercise price of grants	$-	$-	$-
Options exercised	455,310	16,960	833,334
Weighted average exercise price of exercised options	$14.39	$16.45	$13.47
Options that expired prior to being exercised	59,360	618,895	7,032
Weighted average exercise price of forfeited options	$16.45	$19.90	$16.93
Options outstanding - end of period(1)	465,246	979,916	1,615,771
Weighted average exercise price of outstanding options - end of period	$14.87	$14.74	$16.74
Remaining options available for grant	858,489	925,626	1,043,074
Vested options at end of period	465,246	960,641	1,563,493
Weighted average exercise price of vested options – end of period	$14.87	$14.73	$16.80
Cash received for option exercise cost	6,549	278	11,228
Income tax benefit recognized	264	30	531
Compensation expense recognized	31	110	194
Remaining unrecognized compensation expense	-	31	141
Weighted average remaining years for which compensation expense is to be recognized	-	0.3	1.2
Intrinsic value of options exercised during the period	$1,143	$6	$2,569
Intrinsic value of outstanding options at period end	1,273	1,690	2,243
Intrinsic value of vested options at period end	1,273	1,674	2,129
(1) At December 31, 2015, 2014 and 2013, respectively, expected forfeitures were immaterial.

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2015 were as follows:

	Outstanding Options		Vested Options
Exercise Prices	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
$8.34	13,713	3.3	13,713	3.3
$12.75	33,682	4.3	33,682	4.3
$13.74	192,750	1.3	192,750	1.3
$13.86	17,108	6.3	17,108	6.3
$15.46	83,371	5.3	83,371	5.3
$16.73	44,622	2.6	44,622	2.6
$18.18	80,000	2.4	80,000	2.4
Total	465,246	1.4	465,246	1.4

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the 2004 Stock Incentive Plan.  Awards made to the outside Directors vest over one year, while officer awards vest ratably over four years.  All awards were made at the fair value of the Holding Company's common stock on the award date.  Compensation expense on all restricted stock awards was thus recorded during the years ended December 31, 2015, 2014 and 2013 based upon the fair value of the shares on the respective dates of grant.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan:

	At or for the Year Ended December 31,
	2015	2014	2013
Unvested allocated shares – beginning of period	289,660	318,314	328,003
Shares granted	68,069	121,333	145,925
Shares vested	132,377	141,361	155,614
Shares forfeited	1,458	8,626	-
Unvested allocated shares – end of period	223,894	289,660	318,314
Unallocated shares – end of period	-	-	-
Compensation recorded to expense	$1,855	$1,976	$2,011
Income tax benefit recognized	39	41	104
Fair value of shares vested during the period	$1,652	$2,266	$1,944
Weighted average remaining years for which compensation expense is to be recognized	1.0	1.2	1.2

Long Term Cash Incentive Payment Plan – During the years ended December 31, 2015, 2014 and 2013, the Company established long term incentive award programs to certain officers that will ultimately be settled in cash.  For each award, threshold (50% of target), target (100% of target) and maximum (150% of target) payment opportunities are eligible to be earned over a three-year performance period based on the Company's relative performance on certain measurement goals.  Both the measurement goals and the peer group utilized to determine the Company's relative performance are established at the onset of the measurement period and cannot be altered subsequently.

At December 31, 2015, a liability totaling $1,802 was recorded for expected future payments under the long-term cash incentive payment plan. This liability reflected the expectation of the most likely payment outcome determined for each individual incentive award (based upon both period-to-date actual and estimated future results for each award period).  During the years ended December 31, 2015, 2014 and 2013, total expense recognized related to long-term cash incentive payment plan awards were $946, $467 and $639, respectively.

15.   COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit - At December 31, 2015 and 2014, the Bank had outstanding commitments to make real estate loans that were accepted by the borrower aggregating approximately $219,026 and

$122,092, respectively.  At both December 31, 2015 and 2014, the great majority of these commitments were to originate adjustable-rate real estate loans.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  The primary concentrations of credit risk associated with these commitments were geographical (as the majority of committed loans were collateralized by properties located in the New York City metropolitan area) and the proportion of the commitments comprised of multifamily residential and commercial real estate loans.

Unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $34,954 at December 31, 2015 and $37,616 at December 31, 2014.

At December 31, 2015, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity.  At December 31, 2015, this amount approximated $588,000.

Lease Commitments - At December 31, 2015, aggregate minimum annual rental commitments on operating leases were as follows:

Lease Year Ending December 31,	Amount
2016	$3,520
2017	3,577
2018	3,475
2019	3,480
2020	3,362
Thereafter	14,992
Total	$32,406

Rental expense for the years ended December 31, 2015, 2014 and 2013 totaled $3,685, $3,388, and $3,477, respectively.

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

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets Measured at Fair Value on a Recurring Basis at December 31, 2015
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Gains (Losses) for the Year Ended December 31, 2015
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,053	$1,053	$-	$-	$(27)
International Equity Mutual Funds	281	281	-	-	(31)
Fixed Income Mutual Funds	8,867	8,867	-	-	(53)
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,253	1,253	-	-	9
International Equity Mutual Funds	383	383	-	-	-
Fixed Income Mutual Funds	2,120	2,120	-	-	(5)
Pass-through MBS issued by GSEs	431	-	431	-	1,389
Assets Measured at Fair Value on a Recurring Basis at December 31, 2014
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Gains (Losses) for the Year Ended December 31, 2014
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,399	$1,399	$-	$-	$1
International Equity Mutual Funds	159	159	-	-	(7)
Fixed Income Mutual Funds	7,001	7,001	-	-	19
Investment securities available-for-sale:
Agency notes	70	-	70	-	-
Registered Mutual Funds:
Domestic Equity Mutual Funds	2,160	2,160	-	-	918
International Equity Mutual Funds	415	415	-	-	56
Fixed Income Mutual Funds	1,161	1,161	-	-	23
Pass-through MBS issued by GSEs	25,607	-	25,607	-	-
Private issuer pass through MBS	455	-	455	-	-
Private issuer CMOs	347	-	347	-	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of December 31, 2015 and December 31, 2014. Obtaining market values as of December 31, 2015 and December 31, 2014 for these securities utilizing significant observable inputs was not difficult due to their considerable demand. The agency notes, private issuer pass through MBS and private issuer CMOs owned by the Company at December 31, 2014 were sold during the year ended December 31, 2015. For each security classification, the value received from the sale approximated the most recently obtained pricing utilizing the methodology indicated above.

There were no assets measured at fair value on a non-recurring basis as of December 31, 2015. The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2014:
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

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon then existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at December 31, 2015 and December 31, 2014 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of December 31, 2015, there were no impaired loans measured at fair value. As of December 31, 2014, impaired loans measured for impairment using the estimated fair value of the collateral had an aggregate principal balance of $4,400, and no valuation allowance within the allowance for loan losses. Impaired loans measured at fair value using the estimated fair value of the collateral had no impact upon the provision for loan losses during the years ended either December 31, 2015 or 2014.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis at December 31, 2014:

Fair Value Derived	Valuation Technique Utilized	Significant Unobservable Input(s)	Minimum Value		Maximum Value		Weighted Average Value
$4,400	Income approach only	Capitalization rate	N/A	(1)	N/A	(1)	7.5%
(1)  Only one loan in this population.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at December 31, 2015 and December 31, 2014 were as follows:

		Fair Value at December 31, 2015 Using
At December 31, 2015	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$64,154	$64,154		$-		$-		$64,154
Federal funds sold and other short-term investments	-	-		-		-		-
Investment securities held to maturity (TRUPS)	5,242	-		-		7,051		7,051
Loans, net (excluding impaired loans carried at fair value)	4,678,262	-		-		4,722,803		4,722,803
Accrued interest receivable	13,486	-		19		13,467		13,486
FHLBNY capital stock	58,713	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	2,325,463	2,325,463		-		-		2,325,463
CDs	858,847	-		865,581		-		865,581
Escrow and other deposits	77,130	77,130		-		-		77,130
FHLBNY Advances	1,166,725	-		1,170,274		-		1,170,274
Trust Preferred securities payable	70,680	-		69,973		-		69,973
Accrued interest payable	2,259	-		2,259		-		2,259

		Fair Value at December 31, 2014 Using
At December 31, 2014	Carrying Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs		Total
Assets:
Cash and due from banks	$78,187	$78,187		$-		$-		$78,187
Federal funds sold and other short-term investments	250	250		-		-		250
Investment securities held to maturity (TRUPS)	5,367	-		-		6,315		6,315
Loans, net (excluding impaired loans carried at fair value)	4,096,347	-		-		4,188,137		4,188,137
Accrued interest receivable	12,664	2		104		12,558		12,664
FHLBNY capital stock	58,407	N/	A	N/	A	N/	A	N/	A
Liabilities:
Savings, money market and checking accounts	1,733,474	1,733,474		-		-		1,733,474
CDs	926,318	-		934,324		-		934,324
Escrow and other deposits	91,921	91,921		-		-		91,921
FHLBNY Advances	1,173,725	-		1,186,069		-		1,186,069
Trust Preferred securities payable	70,680	-		70,680		-		70,680
Accrued interest payable	2,729	-		2,729		-		2,729

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

TRUPS Held to Maturity – At both December 31, 2015 and December 31, 2014, the Company owned seven TRUPS classified as held-to-maturity.

At December 31, 2014, their estimated fair value was obtained utilizing the following weighted valuation sources: 1) broker quotations (10% valuation weighting), which were deemed to meet the criteria of "distressed sale" pricing under the guidance of ASC 820-10-65-4 (deemed to be a Level 3 valuation for which the Company was not provided detailed information regarding the significant unobservable inputs utilized by the third parties); 2) an internally created cash flow valuation model (45% valuation weighting) that considered the creditworthiness of each individual issuer underlying the collateral pools, and utilized default, cash flow and discount rate assumptions determined by the Company's management (the "Internal Cash Flow Valuation") (deemed to be a Level 3 valuation); and 3) the average of a minimum of two of three available independent cash flow valuation models (45% valuation weighting) (deemed to be a Level 3 valuation for which the Company was not provided detailed information regarding the significant unobservable inputs utilized by the third parties).

The major assumptions utilized in the Internal Cash Flow Valuation (each of which represents a significant unobservable input as defined by ASC 820-10) at December 31, 2014 were as follows:

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

As a result of improved marketplace stability and enhanced trading activity, broker quotations became the sole valuation source utilized to estimate the fair value of TRUPS as of December 31, 2015. Despite improvement in the overall marketplace conditions, unobservable data was still deemed to have been utilized in the broker quotation pricing, warranting a determination of Level 3 valuation for these securities at December 31, 2015.

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

17.   TREASURY STOCK

The Holding Company re-purchased 20,000 shares of its common stock into treasury during the year ended December 31, 2015.

18.   REGULATORY MATTERS

The Bank is subject to regulation, examination, and supervision by the New York State Department of Financial Services and the FDIC. The Holding Company is subject to regulation, examination, and supervision by the Board of Governors of the Federal Reserve System.

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company and Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  In accordance with the Basel III rules, the Holding Company and the Bank have elected to exclude all permissible components of accumulated other comprehensive income from computing regulatory capital at December 31, 2015.  Capital amounts and ratios for December 31, 2014 were calculated using Basel I rules.  Management believes, as of December 31, 2015, the Company and Bank met all capital requirements to which they were subject.

The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized (although these items are not utilized to represent overall financial condition).  The FDIC utilizes these categories of capital adequacy to determine various matters, including, but not limited to, prompt corrective action and deposit insurance premium assessment levels.  Capital levels and adequacy classifications may also be subject to qualitative judgments by the Bank's regulators regarding, among other factors, the components of capital and risk weighting. If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions and asset growth are limited, and capital restoration plans are required. As of December 31, 2015 and 2014, the Bank satisfied all criteria necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2015 that management believes have changed the "well capitalized" categorization.

Actual and required capital amounts and ratios as of December 31, 2015 are presented below :

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as "Well Capitalized"(1)
As of December 31, 2015	Amount	Ratio	Amount	Minimum Ratio	Amount		Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$440,374	9.17%	$194,314	4.0%	$242,892		5.0%
Consolidated Company	447,111	10.70	195,008	4.0	N/	A	N/	A
Common equity Tier 1 capital / % of risk weighted assets
Bank	440,374	11.55	171,628	4.5	247,908		6.5
Consolidated Company	447,111	11.67	172,456	4.5	N/	A	N/	A
Tier 1 Capital / % of risk weighted assets
Bank	440,374	11.55	228,838	6.0	305,117		8.0
Consolidated Company	515,626	13.45	229,941	6.0	N/	A	N/	A
Total Capital / % of risk weighted assets
Bank	458,938	12.03	305,117	8.0	381,397		10.0
Consolidated Company	534,190	13.94	306,588	8.0	N/	A	N/	A
(1)	In accordance with the Basel III rules.

Prior to the adoption of the Basel III rules on January 1, 2015, the consolidated Company was not required to maintain minimum capital ratios in order to be deemed either adequately or well capitalized.

Actual and required capital amounts and ratios for the Bank as of December 31, 2014 (in accordance with Basel I rules) are presented below:

	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized"
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital/ % of adjusted total assets	$406,910	9.20%	$176,998	4.0%	$221,247	5.00%
Tier 1 Capital / % of adjusted total assets	406,910	9.20	176,998	4.0	221,247	5.00
Tier 1 Capital / % of risk weighted assets	406,910	12.33	131,994	4.0	197,991	6.00
Total Capital / % of risk weighted assets	425,428	12.89	263,988	8.0	329,985	10.00

19.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following represents the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2015 and 2014:

	For the three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net interest income	$30,094	$33,070	$31,814	$33,586
Provision (credit) for loan losses	(172)	(1,135)	416	(439)
Net interest income after provision for loan losses	30,266	34,205	31,398	34,025
Non-interest income	3,301	1,677	1,899	1,739
Non-interest expense	13,864	16,366	16,124	16,139
Income before income taxes	19,703	19,516	17,173	19,625
Income tax expense	7,925	7,987	7,092	8,241
Net income	$11,778	$11,529	$10,081	$11,384
EPS (1):
Basic	$0.33	$0.32	$0.28	$0.31
Diluted	$0.33	$0.32	$0.28	$0.31
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

20.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2015 and 2014, and the related statements of operations and cash flows for the years ended December 31, 2015, 2014 and 2013, reflect the Holding Company's investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., and its unconsolidated subsidiary, Dime Community Capital Trust I, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,	At December 31,
	2015	2014
ASSETS:
Cash and due from banks	$57,014	$58,112
Investment securities available-for-sale	3,756	3,736
Trading securities	10,201	8,559
MBS available-for-sale	431	496
ESOP loan to subsidiary	3,028	3,222
Investment in subsidiaries	487,331	454,095
Other assets	3,867	3,798
Total assets	$565,628	$532,018

LIABILITIES AND STOCKHOLDERS' EQUITY:
Trust Preferred securities payable	$70,680	$70,680
Other liabilities	1,001	1,613
Stockholders' equity	493,947	459,725
Total liabilities and stockholders' equity	$565,628	$532,018

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (1)

	Year Ended December 31,
	2015	2014	2013
Net interest loss	$(4,779)	$(4,748)	$(4,851)
Dividends received from Bank	16,000	18,050	54,500
Non-interest income	295	1,376	812
Non-interest expense	(667)	(643)	(636)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	10,849	14,035	49,825
Income tax credit	2,321	1,803	2,183
Income before equity in undistributed earnings of direct subsidiaries	13,170	15,838	52,008
Equity in (over-distributed) undistributed earnings of subsidiaries	31,602	28,408	(8,460)
Net income	$44,772	$44,246	$43,548
(1) Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2015, 2014 and 2013.

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash flows from Operating Activities:
Net income	$44,772	$44,246	$43,548
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over-distributed (undistributed) earnings of direct subsidiaries	(31,602)	(28,408)	8,460
Net loss (gain) on the sale of investment securities available for sale	4	(997)	(110)
Net loss (gain) on trading securities	108	45	(265)
(Increase) Decrease in other assets	(69)	(489)	355
(Decrease) Increase in other liabilities	(560)	1,680	(595)
Net cash provided by operating activities	12,653	16,077	51,393

Cash flows from Investing Activities:
Proceeds from sale of investment securities available-for-sale	2,000	3,780	366
Proceeds from the sale of trading securities	1,340	7,056	131
Purchases of investment securities available-for-sale	(2,134)	(3,884)	(458)
Reimbursement from subsidiary for purchases of investment securities available-for-sale	1,655	1,620	642
Net purchases of trading securities	(3,090)	(8,839)	(202)
Principal collected on MBS available-for-sale	63	72	138
Principal repayments on ESOP loan	194	179	166
Net cash provided by(used in) investing activities	28	(16)	783

Cash flows from Financing Activities:
Common stock issued for exercise of stock options	6,549	278	11,228
Treasury shares repurchased	(300)	-	-
Equity award distribution	251	202	293
Cash dividends paid to stockholders	(20,279)	(20,094)	(19,716)
Net cash used in financing activities	(13,779)	(19,614)	(8,195)

Net increase (decrease) in cash and due from banks	(1,098)	(3,553)	43,981
Cash and due from banks, beginning of period	58,112	61,665	17,684
Cash and due from banks, end of period	$57,014	$58,112	$61,665

*   *   *   *   *

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (17)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (11)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (7)
10.22	Waiver executed by Vincent F. Palagiano (6)
10.23	Waiver executed by Michael P. Devine (6)
10.24	Waiver executed by Kenneth J. Mahon (6)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (5)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (5)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (8)
10.30	Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (19)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (8)
10.32	Amendment to the Benefit Maintenance Plan (13)
10.33	Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (14)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (15)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (16)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (16)
10.37	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)
10.38	Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (18)
10.39	Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)
10.40	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (20)

12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2015 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to Exhibits to the registrant's Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(5)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(6)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(8)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(9)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(14)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(16)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.
(17)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 23, 2014.
(18)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.
(19)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 7, 2015.
(20)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 6, 2015.