Form 10-Q
period 2016-03-31
DIME COMMUNITY BANCSHARES INC
filed 2016-05-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2016
OR

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                          NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 6, 2016
$.01 Par Value	37,595,550

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	the net interest margin is subject to material short-term fluctuation based upon market rates;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the "Bank");
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
•	general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry may be less favorable than the Company currently anticipates;
•	legislation or regulatory changes may adversely affect the Company’s business;
•	technological changes may be more difficult or expensive than the Company anticipates;
•	success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates; and
•	The risks referred to in the section entitled "Risk Factors."

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Unaudited Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	March 31, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$192,917	$64,154
Total cash and cash equivalents	192,917	64,154
Investment securities held-to-maturity (estimated fair value of $6,878 and $7,051 at March 31, 2016 and December 31, 2015, respectively)(fully unencumbered)	5,290	5,242
Investment securities available-for-sale, at fair value (fully unencumbered)	3,787	3,756
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered)	417	431
Trading securities	10,368	10,201
Loans:
Real estate, net	5,055,293	4,695,186
Consumer loans	1,354	1,590
Less allowance for loan losses	(18,513)	(18,514)
Total loans, net	5,038,134	4,678,262
Premises and fixed assets, net	13,770	15,150
Premises held for sale	1,379	8,799
Federal Home Loan Bank of New York ("FHLBNY") capital stock	63,681	58,713
Other real estate owned ("OREO")	18	148
Bank Owned Life Insurance ("BOLI")	85,579	85,019
Goodwill	55,638	55,638
Other assets	46,381	47,359
Total Assets	$5,517,359	$5,032,872
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$3,189,417	$2,925,129
Non-interest bearing deposits	250,339	259,181
Total deposits	3,439,756	3,184,310
Escrow and other deposits	126,315	77,130
FHLBNY advances	1,277,125	1,166,725
Trust Preferred securities payable	70,680	70,680
Other liabilities	63,576	40,080
Total Liabilities	4,977,452	4,538,925
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2016 or December 31, 2015)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,326,753 and 53,326,753 shares issued at March 31, 2016 and December 31, 2015, respectively, and 37,399,150 and 37,371,992 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	533	533
Additional paid-in capital	263,206	262,798
Retained earnings	496,518	451,606
Accumulated other comprehensive loss, net of deferred taxes	(8,549)	(8,801)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,256)	(2,313)
Unearned Restricted Stock Award common stock	(2,279)	(2,271)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,353)	(9,354)
Treasury stock, at cost (15,927,603 and 15,954,761 shares at March 31, 2016 and December 31, 2015, respectively)	(197,913)	(198,251)
Total Stockholders' Equity	539,907	493,947
Total Liabilities and Stockholders' Equity	$5,517,359	$5,032,872

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans secured by real estate	$45,651	$41,788
Other loans	24	24
Mortgage-backed securities	2	181
Investment securities	173	169
Federal funds sold and other short-term investments	661	650
Total interest income	46,511	42,812
Interest expense:
Deposits and escrow	6,794	5,220
Borrowed funds	5,086	7,498
Total interest expense	11,880	12,718
Net interest income	34,631	30,094
Credit for loan losses	(21)	(172)
Net interest income after credit for loan losses	34,652	30,266
Non-interest income:
Service charges and other fees	685	750
Net mortgage banking income	28	72
Net gain on securities and other assets	46	1,450
Net gain on the sale of premises held for sale	68,187	-
Income from BOLI	560	606
Other	235	423
Total non-interest income	69,741	3,301
Non-interest expense:
Salaries and employee benefits	8,830	5,900
Stock benefit plan amortization expense	878	941
Occupancy and equipment	2,627	2,944
Data processing costs	1,195	875
Federal deposit insurance premiums	739	551
Other	3,600	2,653
Total non-interest expense	17,869	13,864
Income before income taxes	86,524	19,703
Income tax expense	36,487	7,925
Net income	$50,037	$11,778
Earnings per Share:
Basic	$1.37	$0.33
Diluted	$1.36	$0.33

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

Net Income	$50,037	$11,778
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of tax expense of $5 and $11 during the three months ended March 31, 2016 and 2015, respectively	6	13
Reduction in non-credit component of other than temporary impairment ("OTTI"), net of deferred taxes of $4 during the three months ended both March 31, 2016 and 2015	4	4
Reclassification adjustment for securities sold during the period, net of income tax benefit of $(624) during the three months ended March 31, 2015 (reclassified from net gain on securities and other assets)	-	(762)
Net unrealized securities gains arising during the period, net of deferred tax expense of $7 and $19 during the three months ended March 31, 2016 and 2015, respectively	8	24
Change in pension and other postretirement obligations, net of deferred tax expense (benefit) of $191 and $(268) during the three months ended March 31, 2016 and 2015, respectively	234	(329)
Total other comprehensive income (loss)	252	(1,050)
Comprehensive Income	$50,289	$10,728

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
 (Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Common Stock (Par Value $0.01):
Balance at beginning of period	$533	$529
Shares issued in exercise of options	-	-
Balance at end of period	533	529
Additional Paid-in Capital:
Balance at beginning of period	262,798	254,358
Stock options exercised	-	149
Excess tax benefit related to stock benefit plans	-	(27)
Amortization of excess fair value over cost – ESOP stock and stock options expense	273	270
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	135	-
Balance at end of period	263,206	254,750
Retained Earnings:
Balance at beginning of period	451,606	427,126
Net income for the period	50,037	11,778
Cash dividends declared and paid	(5,125)	(5,041)
Balance at end of period	496,518	433,863
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(8,801)	(8,547)
Other comprehensive (loss) income recognized during the period, net of tax	252	(1,050)
Balance at end of period	(8,549)	(9,597)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(2,313)	(2,545)
Amortization of earned portion of ESOP stock	57	58
Balance at end of period	(2,256)	(2,487)
Unearned Equity Awards:
Balance at beginning of period	(2,271)	(3,066)
Amortization of earned portion of restricted stock awards	438	494
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	(446)	-
Balance at end of period	(2,279)	(2,572)
Common Stock Held by BMP:
Balance at beginning of period	(9,354)	(9,164)
Award distribution	1	-
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	-	-
Balance at end of period	(9,353)	(9,164)
Treasury Stock, at cost:
Balance at beginning of period	(198,251)	(198,966)
Treasury shares repurchased (20,000 shares during the three months ended March 31, 2015)	-	(300)
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares (27,158 shares)	338	-
Balance at end of period	(197,913)	(199,266)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$539,907	$466,056

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$50,037	$11,778
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	-	(1,388)
Net gain recognized on trading securities	(6)	(62)
Net gain on the sale of OREO	(40)	-
Net gain on the sale of premises held for sale	(68,187)	-
Net depreciation, amortization and accretion	536	834
Stock plan compensation (excluding ESOP)	438	517
ESOP compensation expense	357	305
Credit for loan losses	(21)	(172)
Increase in cash surrender value of BOLI	(560)	(606)
Deferred income tax provision	456	1,532
Excess tax benefit from stock benefit plans	-	27
Changes in assets and liabilities:
Decrease(Increase) in other assets	317	(1,452)
Increase(Decrease) in other liabilities	23,921	(884)
Net cash provided by Operating Activities	7,248	10,429
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	-	84
Proceeds from sales of investment securities available-for-sale	-	70
Proceeds from sale of mortgage backed securities available for sale	-	24,307
Purchases of investment securities available-for-sale	(17)	(8)
Purchases of mortgage backed securities available-for-sale	-	-
Acquisition of trading securities	(161)	(126)
Principal collected on mortgage backed securities available-for-sale	14	1,551
Proceeds from the sale of loans	-	2,330
Purchases of loans	(152,637)	-
Loans originated, net of repayments	(207,214)	(118,021)
Net proceeds from the sale of premises held for sale	75,899	-
Proceeds from the sale of OREO	170	-
Net Disposals (Purchases) of fixed assets	523	(257)
(Purchase) Redemption of FHLBNY capital stock	(4,968)	5,625
Net cash used in Investing Activities	(288,391)	(84,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	255,446	182,642
Increase in escrow and other deposits	49,185	22,555
Repayments of FHLBNY advances	(1,367,500)	(563,000)
Proceeds from FHLBNY advances	1,477,900	438,000
Proceeds from exercise of stock options	-	149
Excess tax benefit from stock benefit plans	-	(27)
Treasury shares repurchased	-	(300)
Cash dividends paid to stockholders	(5,125)	(5,041)
Net cash provided by Financing Activities	409,906	74,978
INCREASE IN CASH AND CASH EQUIVALENTS	128,763	962
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,154	78,437
CASH AND CASH EQUIVALENTS, END OF PERIOD	$192,917	$79,399
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$9,050	$4,457
Cash paid for interest	11,861	12,887
Loans transferred to OREO	-	130
Transfer of premises to held for sale	1,379	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	11	24
Net decrease in non-credit component of OTTI	8	8

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

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2016 and December 31, 2015, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2016 and 2015, and the changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2016 and 2015.  The results of operations for the three-month periods ended March 31, 2016 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2016.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and notes thereto.

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in ASU 2016-01 also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. For the Company, ASU 2016-01 is effective for fiscal years and interim periods beginning after December 31, 2017. The Company is currently evaluating ASU 2016-01 to determine the impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet. ASU 2016-02 also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. For the Company, ASU 2016-02 is effective for fiscal years and interim periods beginning after December 31, 2018. The Company is currently evaluating ASU 2016-02 to determine the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which eliminates the Additional Paid in Capital pool for excess tax benefits and requires that all excess tax benefits and tax deficiencies be recognized as an income tax benefit or expense in the income statement. All excess tax benefits and deficiencies are to be recognized in the period they are deducted on the income tax return, and shall not be anticipated when determining the annual estimated effective tax rate. Excess tax benefits are instead considered discrete items in the reporting period in which they occur. Under ASU 2016-09, entities can elect to either continue to apply current GAAP to forfeitures, or reverse compensation cost of forfeited awards when they occur, and can withhold up to the maximum individual statutory tax rate in the applicable jurisdiction and classify the entire award as equity. For the Company, ASU 2016-09 is effective for fiscal years and interim periods beginning after December 31, 2016. The Company is currently evaluating ASU 2016-09 to determine the impact on its consolidated financial statements.

In March 2016, the FASB issued an update (ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations.)  The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers.  The amendments do not change the core principal of the guidance, but rather clarify the implementation guidance on principal versus agent considerations.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

4.    TREASURY STOCK

There were no treasury stock repurchases during the three months ended March 31, 2016.  The Holding Company repurchased 20,000 shares of its common stock into treasury during the three months ended March 31, 2015 at a weighted average cost of $15.00 per share.

On March 24, 2016, 28,044 shares of the Holding Company's common stock were released from treasury in order to satisfy potential future performance-based equity awards.  The closing price of the Holding Company's common stock on that date was $17.35, and the shares were released utilizing the average historical cost method.

Shares either released from treasury stock for earned equity awards or returned to treasury stock due to forfeited equity awards were otherwise immaterial during the three-month periods ended both March 31, 2016 and 2015.

5.   OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net gain on securities and other assets in the accompanying condensed consolidated statements of income.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended March 31, 2016
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	11	5	6
Total securities held-to-maturity and transferred securities	19	9	10
Securities available-for-sale:
Change in net unrealized gain during the period	15	7	8
Total securities available-for-sale	15	7	8
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	425	191	234
Change in the net actuarial gain or loss	-	-	-
Total defined benefit plans	425	191	234
Total other comprehensive income	$459	$207	$252
Three Months Ended March 31, 2015
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held to maturity	24	11	13
Total securities held-to-maturity and transferred securities	32	15	17
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain on securities and other assets	(1,388)	(626)	(762)
Change in net unrealized gain during the period	43	19	24
Total securities available-for-sale	(1,345)	(607)	(738)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	467	210	257
Change in the net actuarial gain or loss	(1,064)	(478)	(586)
Total defined benefit plans	(597)	(268)	(329)
Total other comprehensive loss	$(1,910)	$(860)	$(1,050)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held-to- Maturity and Transferred Securities	Securities Available- for-Sale	Defined Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2016	$(760)	$(122)	$(7,919)	$(8,801)
Other comprehensive income before reclassifications	10	8	-	18
Amounts reclassified from accumulated other comprehensive loss	-	-	234	234
Net other comprehensive income during the period	10	8	234	252
Balance as of March 31, 2016	$(750)	$(114)	$(7,685)	$(8,549)

Balance as of January 1, 2015	$(826)	$736	$(8,457)	$(8,547)
Other comprehensive income (loss) before reclassifications	17	(762)	257	(488)
Amounts reclassified from accumulated other comprehensive loss	-	24	(586)	(562)
Net other comprehensive income (loss) during the period	17	(738)	(329)	(1,050)
Balance as of March 31, 2015	$(809)	$(2)	$(8,786)	$(9,597)

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2016	2015
Net income per the Consolidated Statements of Income	$50,037	$11,778
Less: Dividends paid and earnings allocated to participating securities	(31)	(41)
Income attributable to common stock	$50,006	$11,737
Weighted average common shares outstanding, including participating securities	36,813,347	36,275,586
Less: weighted average participating securities	(223,605)	(288,400)
Weighted average common shares outstanding	36,589,742	35,987,186
Basic EPS	$1.37	$0.33
Income attributable to common stock	$50,006	$11,737
Weighted average common shares outstanding	36,589,742	35,987,186
Weighted average common equivalent shares outstanding	73,209	66,273
Weighted average common and equivalent shares outstanding	36,662,951	36,053,459
Diluted EPS	$1.36	$0.33

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 124,622 and 205,710 weighted-average stock options outstanding for the three-month periods ended March 31, 2016 and 2015, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.   ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month periods ended both March 31, 2016 and 2015, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (collectively, the "Stock Plans"), which are discussed more fully in Note 14 to the Company's audited consolidated financial statements for the year ended December 31, 2015, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended March 31,
	2016	2015
Options outstanding – beginning of period	465,246	979,916
Options granted	-	-
Options exercised	-	(14,776)
Options that expired prior to exercise	-	(59,360)
Options outstanding – end of period	465,246	905,780
Intrinsic value of options exercised	$-	$84
Compensation expense recognized	-	23
Remaining unrecognized compensation expense	-	8
Intrinsic value of outstanding options at period end	1,323	1,459
Intrinsic value of vested options at period end	1,323	1,446
Weighted average exercise price of vested options – end of period	14.87	14.69

There were no grants of stock options during the three-month periods ended March 31, 2016 or 2015.

Restricted Stock Awards

Prior to June 2014, the Company issued restricted stock awards to outside directors and certain officers under the 2004 Stock Incentive Plan. Since that time, the Company has issued restricted stock awards periodically to outside directors and certain officers under the 2013 Equity and Incentive Plan. Typically, awards to outside directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four-year period.

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan or 2013 Equity and Incentive Plan during the periods indicated:

	At or for the Three Months Ended March 31,
	2016	2015
Unvested allocated shares – beginning of period	223,894	289,660
Shares granted	-	-
Shares vested	(866)	(4,050)
Shares forfeited	(886)	-
Unvested allocated shares – end of period	222,142	285,610
Compensation recorded to expense	$438	$494

Performance Based Equity Awards

During the three months ended March 31, 2016, the Company established a long term incentive award program to certain officers that meets the criteria for equity-based accounting.  For each award, threshold (50% of target), target (100% of target) and maximum (150% of target) payment opportunities are eligible to be earned over a three-year performance period based on the Company's relative performance on certain measurement goals that were established at the onset of the performance period and cannot be altered subsequently.

The following table summarizes these awards as of the period indicated:

At or for the Three Months Ended March 31, 2016
Weighted average grant date fair value of award shares	$17.35
Minimum aggregate share payout	-
Maximum aggregate share payout	28,044
Likely aggregate share payout	18,696
Compensation expense recognized	27

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

The Bank had no loans classified as doubtful as of March 31, 2016 or December 31, 2015. All real estate loans not classified as Special Mention or Substandard were deemed pass loans at both March 31, 2016 and December 31, 2015.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at March 31, 2016
Grade	One- to Four- Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded	$-	$-	$-	$-	$-	$-
Pass	71,626	4,067,608	381,538	494,339	-	5,015,111
Special Mention	940	8,003	1,613	4,583	-	15,139
Substandard	2,168	9,752	5,565	7,558	-	25,043
Doubtful	-	-	-	-	-	-
Total	$74,734	$4,085,363	$388,716	$506,480	$-	$5,055,293

	Balance at December 31, 2015
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate Loans
Not Graded(1)	$7,698	$-	$-	$-	$-	$7,698
Pass	61,256	3,743,298	370,110	473,242	-	4,647,906
Special Mention	945	9,759	1,622	4,857	-	17,183
Substandard	2,196	6,850	5,543	7,810	-	22,399
Doubtful	-	-	-	-	-	-
Total	$72,095	$3,759,907	$377,275	$485,909	$-	$4,695,186
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at March 31, 2016	Balance at December 31, 2015
Performing	$1,354	$1,586
Non-accrual	-	4
Total	$1,354	$1,590

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At March 31, 2016
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$43	$-	$99	$1,102	$1,244	$73,490	$74,734
Multifamily residential and residential mixed use	2,127	-	4,294	287	6,708	4,078,655	4,085,363
Commercial mixed use real estate	121	-	320	53	494	388,222	388,716
Commercial real estate	-	-	-	-	-	506,480	506,480
Construction	-	-	-	-	-	-	-
Total real estate	$2,291	$-	$4,713	$1,442	$8,446	$5,046,847	$5,055,293
Consumer	$5	$-	$-	$-	$5	$1,349	$1,354
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2016.

At December 31, 2015
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$127	$-	$625	$1,113	$1,865	$70,230	$72,095
Multifamily residential and residential mixed use	2,235	-	2,514	287	5,036	3,754,871	3,759,907
Commercial mixed use real estate	-	406	406	-	812	376,463	377,275
Commercial real estate	200	-	987	207	1,394	484,515	485,909
Construction	-	-	-	-	-	-	-
Total real estate	$2,562	$406	$4,532	$1,607	$9,107	$4,686,079	$4,695,186
Consumer	$1	$1	$-	$4	$6	$1,584	$1,590
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2015.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on nine real estate loans with an aggregate outstanding balance of $4,713 at March 31, 2016, and twelve real estate loans with an aggregate outstanding balance of $4,532 at December 31, 2015, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings ("TDRs")

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of March 31, 2016		As of December 31, 2015
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	1	$384	2	$598
Multifamily residential and residential mixed use	3	685	3	696
Commercial mixed use real estate	1	4,324	1	4,344
Commercial real estate	2	3,412	2	3,635
Total real estate	7	$8,805	8	$9,273

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of March 31, 2016		As of December 31, 2015
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	7	$8,805	8	$9,273
TDRs on accrual status at period end	7	8,805	7	9,066
TDRs on non-accrual status at period end	-	-	1	207

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations.

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both March 31, 2016 and December 31, 2015.

There were no loans modified in a manner that met the criteria of a TDR during the three-month periods ended March 31, 2016 or 2015.

The Bank's allowance for loan losses at March 31, 2016 and December 31, 2015 did not reflect any allocated reserve associated with TDRs.

As of March 31, 2016 and December 31, 2015, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month periods ended March 31, 2016 or 2015 (thus no significant impact to the allowance for loan losses during those periods).

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: (1) the likely realizable value of a note sale; (2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or (3) the present value of estimated future cash flows (using the loan’s pre-modification rate for some of the performing TDRs).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Please refer to Note 9 for tabular information related to impaired loans.

9.   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses may consist of specific and general components.  The Bank’s periodic evaluation of its allowance for loan losses (specific or general) is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Due to their small homogeneous balances, consumer loans were not individually evaluated for impairment as of either March 31, 2016 or December 31, 2015.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At March 31, 2016 and December 31, 2015, there were no allocated reserves related to TDRs within the allowance for loan losses.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Substandard Loan Component

At both March 31, 2016 and December 31, 2015, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at March 31, 2016 and December 31, 2015.  Based upon this methodology, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on non-impaired Substandard loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $353 at March 31, 2016 and $348 at December 31, 2015.  An increase of $2,819 in the balance of such loans from December 31, 2015 to March 31, 2016 was largely offset by a lower loss expectation derived as of March 31, 2016 compared to December 31, 2015.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade at both March 31, 2016 and December 31, 2015.

Non-Impaired Special Mention Loan Component

At both March 31, 2016 and December 31, 2015, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over a measurement timeframe.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at March 31, 2016 and December 31, 2015.  Based upon this methodology, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive expected the loss percentage, would impact the level of reserves determined on non-impaired Special Mention loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans was $77 at March 31, 2016, down from $88 at December 31, 2015, due primary to a reduction of $2,044 in the balance of such loans.

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

(ii) Economic conditions - At both March 31, 2016 and December 31, 2015, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.

(iii) Underwriting standards or experience - Underwriting standards are reviewed to ensure that changes in the Bank's lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Loss expectations associated with changes in the Bank’s lending policies and practices, if any, are then incorporated into the methodology.

(iv) Loan concentrations - The Bank regularly reviews its loan concentrations (borrower, collateral type and location) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

(v) Regulatory climate – Consideration is given to public statements made by the banking regulatory agencies that have a potential impact on the Bank’s loan portfolio and allowance for loan losses.

(vi) Nature and volume of the portfolio – The Bank considers any significant changes in the overall nature and volume of its loan portfolio.

(vii) Changes in the quality and scope of the loan review function – The Bank considers the potential impact upon its allowance for loan losses of any adverse change in the quality and scope of the loan review function.

Consumer Loans

Due to their small individual balances, the Bank does not evaluate individual consumer loans for impairment.  Loss percentages are applied to aggregate consumer loans based upon both their delinquency status and loan type.  These loss percentages are derived from a combination of the Company’s historical loss experience and/or nationally published loss data on such loans.  Consumer loans in excess of 120 days delinquent are typically fully charged off against the allowance for loan losses.

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended March 31, 2016
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$263	$14,118	$1,652	$2,461	$-	$18,494	$20
Provision (credit) for loan losses	(142)	324	(99)	(103)	-	(20)	(1)
Charge-offs	(23)	(17)	(1)	-	-	(41)	-
Recoveries	1	37	-	23	-	61	-
Ending balance	$99	$14,462	$1,552	$2,381	$-	$18,494	$19

Ending balance – loans individually evaluated for impairment	$384	$972	$4,377	$3,412	$-	$9,145	$-
Ending balance – loans collectively evaluated for impairment	74,350	4,084,391	384,339	503,068	-	5,046,148	1,354
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	99	14,462	1,552	2,381	-	18,494	19
Total Ending balance	$99	$14,462	$1,552	$2,381	$-	$18,494	$19

At December 31, 2015
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Ending balance – loans individually evaluated for impairment	$598	$983	$4,345	$3,635	$-	$9,561	$-
Ending balance – loans collectively evaluated for impairment	71,497	3,758,924	372,930	482,274	-	4,685,625	1,590
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	263	14,118	1,652	2,461	-	18,494	20

At or for the Three Months Ended March 31, 2015
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate
Beginning balance	$150	$13,852	$1,644	$2,823	$-	$18,469	$24
Provision (credit) for loan losses	61	322	(60)	(494)	-	(171)	(1)
Charge-offs	(102)	(1)	(37)	-	-	(140)	(1)
Recoveries	2	-	19	36	-	57	-
Ending balance	$111	$14,173	$1,566	$2,365	$-	$18,215	$22

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):

	At March 31, 2016
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$384	$384	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	972	972	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,377	4,377	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	3,412	3,412	-
With an allocated reserve	-	-	-
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$9,145	$9,145	$-
With an allocated reserve	$-	$-	$-
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2015
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$635	$598	$-
With an allocated reserve	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	983	983	-
With an allocated reserve	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,345	4,345	-
With an allocated reserve	-	-	-
Commercial Real Estate
With no allocated reserve	3,642	3,635	-
With an allocated reserve	-	-	-
Construction
With no allocated reserve	-	-	-
With an allocated reserve	-	-	-
Total
With no allocated reserve	$9,605	$9,561	$-
With an allocated reserve	$-	$-	$-
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$491	$35	$604	$12
With an allocated reserve	-	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	978	12	1,265	15
With an allocated reserve	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,361	44	4,400	44
With an allocated reserve	-	-	-	-
Commercial Real Estate
With no allocated reserve	3,523	34	8,199	36
With an allocated reserve	-	-	2,750	97
Construction
With no allocated reserve	-	-	-	-
With an allocated reserve	-	-	-	-
Total
With no allocated reserve	$9,353	$125	$14,468	$107
With an allocated reserve	$-	$-	$2,750	$97

10. INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at March 31, 2016:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$15,346	$5,290	$2,014	$(426)	$6,878
Available-for-sale securities:
Investment securities
Registered Mutual Funds	4,006	4,006	15	(234)	3,787
MBS
Pass-through MBS issued by GSEs	404	404	13	-	417
(1)  Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $795 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at December 31, 2015:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
TRUPS	$15,344	$5,242	$2,154	$(345)	$7,051
Available-for-sale securities:
Investment securities
Registered Mutual Funds	3,990	3,990	25	(259)	3,756
MBS
Pass-through MBS issued by GSEs	418	418	13	-	431
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

The held-to-maturity TRUPS had a weighted average term to maturity of 18.8 years at March 31, 2016.  At March 31, 2016, the pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 11.8 years. All of the pass-through MBS issued by GSEs possess an annual interest rate adjustment.

There were no sales of investment securities during the three-months ended March 31, 2016, as the entire gain/loss on securities shown in the unaudited statements of income for this period resulted from market valuation changes on trading securities.  Proceeds from the sales of MBS available-for-sale totaled $24,307 during the three months ended March 31, 2015. Gross gains of $1,395 and gross losses of $7 were recognized on these sales.

Tax provisions related to the gains on sales of investment securities and MBS available-for-sale recognized during the three-month period ended March 31, 2015 are disclosed in the condensed consolidated statements of comprehensive income.

As of each reporting period through March 31, 2016, the Company has applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of March 31, 2016, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At March 31, 2016, these five securities had credit ratings ranging from "C" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended March 31, 2016			At or for the Three Months Ended March 31, 2015
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative pre-tax balance at the beginning of the period	$8,717	$578	$9,295	$8,945	$569	$9,514
Amortization of previously recognized OTTI	(26)	(8)	(34)	(150)	(8)	(158)
Cumulative pre-tax balance at end of the period	$8,691	$570	$9,261	$8,795	$561	$9,356

The following table summarizes the gross unrealized losses and fair value of investment securities as of March 31, 2016, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,715	$426	$2,715	$426
Available-for-Sale Securities:
Registered Mutual Funds	2,479	108	970	126	3,449	234

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2016, impairment of two TRUPS was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

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

Assets Measured at Fair Value on a Recurring Basis at March 31, 2016
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,077	$1,077	$-	$-
International Equity Mutual Funds	290	290	-	-
Fixed Income Mutual Funds	9,001	9,001	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,233	1,233	-	-
International Equity Mutual Funds	379	379	-	-
Fixed Income Mutual Funds	2,175	2,175	-	-
Pass-through MBS issued by GSEs	417	-	417	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2015
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,053	$1,053	$-	$-
International Equity Mutual Funds	281	281	-	-
Fixed Income Mutual Funds	8,867	8,867	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,253	1,253	-	-
International Equity Mutual Funds	383	383	-	-
Fixed Income Mutual Funds	2,120	2,120	-	-
Pass-through MBS issued by GSEs	431	-	431	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of March 31, 2016 and December 31, 2015. Obtaining market values as of March 31, 2016 and December 31, 2015 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

There were no assets measured at fair value on a non-recurring basis as of March 31, 2016 or December 31, 2015.

Loans Held for Sale - Loans held for sale are valued at the contractual sales price negotiated and agreed to by the Bank and a third party purchaser (deemed a Level 2 input).

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2016 and December 31, 2015 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of March 31, 2016 and December 31, 2015, there were no impaired loans measured at fair value.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at March 31, 2016 and December 31, 2015 were as follows:

		Fair Value at March 31, 2016 Using
At March 31, 2016	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$192,917	$192,917	$-	$-	$192,917
Investment securities held to maturity (TRUPS)	5,290	-	6,878	-	6,878
Loans, net (excluding impaired loans carried at fair value)	5,038,134	-	-	5,041,663	5,041,663
Accrued interest receivable	14,131	-	2	14,129	14,131
FHLBNY capital stock	63,681	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	2,458,697	2,458,697	-	-	2,458,697
Certificates of Deposit ("CDs")	981,059	-	989,729	-	989,729
Escrow and other deposits	126,315	126,315	-	-	126,315
FHLBNY Advances	1,277,125	-	1,284,869	-	1,284,869
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,278	-	2,278	-	2,278

		Fair Value at December 31, 2015 Using
At December 31, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$64,154	$64,154	$-	$-	$64,154
Investment securities held to maturity (TRUPS)	5,242	-	-	7,051	7,051
Loans, net (excluding impaired loans carried at fair value)	4,678,262	-	-	4,722,803	4,722,803
Accrued interest receivable	13,486	2	104	12,558	12,664
FHLBNY capital stock	58,713	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	2,325,463	2,325,463	-	-	2,325,463
CDs	858,847	-	865,581	-	865,581
Escrow and other deposits	77,130	77,130	-	-	77,130
FHLBNY Advances	1,166,725	-	1,170,274	-	1,170,274
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,259	-	2,259	-	2,259

Cash and Due From Banks – The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

TRUPS Held to Maturity – At both March 31, 2016 and December 31, 2015 the Company owned seven TRUPS classified as held-to-maturity. As a result of improved marketplace stability and enhanced trading activity, broker quotations became the sole valuation source utilized to estimate the fair value of TRUPS as of March 31, 2016 and December 31, 2015. Despite improvement in the overall marketplace conditions, unobservable data was still deemed to have been utilized in the broker quotation pricing, warranting a determination of Level 3 valuation for these securities at March 31, 2016 and December 31, 2015.

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

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$9
Interest cost	343	16	344	510
Expected return on assets	(383)	-	(414)	-
Curtailment gain(1)			-	(3,394)
Unrecognized past service liability		(2)	-	-
Amortization of unrealized loss	428	(1)	480	(13)
Net periodic cost	$388	$13	$410	$(2,888)
(1)	The Postretirement Plan was amended effective March 31, 2015, whereby future retirees will not be eligible to participate in the plan. This plan amendment resulted in a curtailment gain.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2015 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2016 as follows: BMP - $686, Outside Director Retirement Plan - $208, and Postretirement Plan - $116.  The Company made contributions of $4 to the Employee Retirement Plan during the three months ended March 31, 2016.  The Company made benefit payments of $41 on behalf of the Outside Director Retirement Plan during the three months ended March 31, 2016, and expects to make the remainder of the estimated net contributions or benefit payments during 2016.  The Company made benefit payments totaling $33 on behalf of the Postretirement Plan during the three months ended March 31, 2016, and expects to make the remainder of the anticipated contributions or benefit payments during 2016.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the three months ended March 31, 2016, however does expect to make benefit payments on behalf of the BMP during 2016.

13. INCOME TAXES

During the three months ended March 31, 2016 and 2015, the Company's consolidated effective tax rates were 42.2% and 40.2%, respectively.  Additional income generated from the gain on the sale of real estate increased the effective tax rate during the quarter ended March 31, 2016.

14. PREMISES HELD FOR SALE

On March 16, 2016, the Bank completed the sale of premises held for sale with an aggregate reorded balance of $8,799 at both December 31, 2015 and March 16, 2016.  A gain of $68,187 was recognized on this sale.

During the three months ended March 31, 2016, the Bank re-classified certain real estate utilized as a retail branch and principal office of the Company and the Bank to premises held for sale. The aggregate recorded balance of the premises held for sale was $1,379 at March 31, 2016, the outstanding balance upon transfer.

On April 14, 2016, a Purchase and Sale Agreement was executed for the property, for a sale price of $12,300. The sale is expected to close in April 2017.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its mortgage loans, as well as personal deposit accounts from its borrowers. Commencing in the latter half of 2015, the Bank launched an internet banking initiative "Dime Direct." To date, deposits gathered through Dime Direct have primarily been promotional money markets. Given their nature, the Dime Direct deposits are anticipated to carry lower administrative servicing costs than the Bank's traditional retail deposits. The Bank’s primary strategy additionally includes the origination of, and investment in, mortgage loans, with an emphasis on NYC multifamily residential and mixed-use real estate loans.  The Company believes that multifamily residential and mixed-use loans in and around NYC provide several advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and mixed use loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and mixed-use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the occasional purchase of investment grade securities, seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Recent Regulatory Developments

Basel III Capital Rules. In July 2013, the Bank’s primary federal regulator, the Federal Deposit Insurance Corporation ("FDIC"), and the Holding Company’s principal regulator, the Board of Governors of the Federal Reserve System, published final rules (the "Basel III Capital Rules") that implement, in part, agreements reached by the Basel Committee on Banking Supervision ("Basel Committee") in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" ("Basel III") and imposed new capital requirements on the Bank and the Holding Company, effective January 1, 2015.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital ("CET1"); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of total average assets) of 4.0% is also required under the Basel III Capital Rules.  When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

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

Implementation of the deductions from, and other adjustments to, CET1 is being phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer commenced on January 1, 2016, with a buffer that increases by 0.625% each subsequent January 1st until it reaches 2.5% on January 1, 2019.

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

The Basel III Capital Rules will increase the required capital levels of the Bank and will subject the Holding Company to consolidated capital rules. The Bank and Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.  The following table summarizes the capital ratios calculated under the Basel III Capital Rules framework as of March 31, 2016.

	Bank	Consolidated Company	Basel III Minimum Requirement	Basel III Minimum Requirement Plus 0.625% Buffer(1)		Basel III Minimum Requirement Plus 2.5% Buffer(2)		Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(3)
Common equity Tier 1 capital to risk weighted assets	11.50%	11.57%	4.5%	5.125%		7.0%		6.5%
Tier 1 Capital to risk weighted assets	11.50	13.17	6.0	6.625		8.5		8.0
Total Capital to risk weighted assets	11.93	13.61	8.0	8.625		10.5		10.0
Tier 1 Capital to average assets (Leverage ratio)	9.57	10.97	4.0	n/	a	n/	a	5.0
(1)	The 0.625% buffer percentage represents the phased-in requirement as of March 31, 2016.
(2)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(3)	Only the Bank is subject to these requirements.

Implementation of the initial phase capital conservation buffer under the Basel III Capital Rules effective January 1, 2016 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of March 31, 2016, the Bank and the Holding Company would meet all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2016		2015
Performance and Other Selected Ratios:
Return on Average Assets	3.87%		1.04%
Return on Average Stockholders' Equity	39.47		10.18
Stockholders' Equity to Total Assets	9.79		10.17
Loans to Deposits at End of Period	147.01		148.93
Loans to Earning Assets at End of Period	93.91		95.43
Net Interest Spread	2.63		2.59
Net Interest Margin	2.80		2.80
Average Interest Earning Assets to Average Interest Bearing Liabilities	116.59		115.64
Non-Interest Expense to Average Assets	1.38		1.23
Efficiency Ratio	49.45		43.40
Effective Tax Rate	42.17		40.22
Dividend Payout Ratio	10.29		42.42
Per Share Data:
Reported EPS (Diluted)	$1.36		$0.33
Cash Dividends Paid Per Share	0.14		0.14
Stated Book Value	14.44		12.65
Asset Quality Summary:
Net charge-offs (recoveries)	$(20)		$84
Non-performing Loans	1,442		6,399
Non-performing Loans/Total Loans	0.03%		0.15%
Non-performing Assets	$2,705		$7,453
Non-performing Assets/Total Assets	0.05%		0.16%
Allowance for Loan Loss/Total Loans	0.37		0.43
Allowance for Loan Loss/Non-performing Loans	1,283.84		285.00
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	8.08	x	2.51	x
Excluding Interest on Deposits	16.94		3.53
(1) Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

Critical Accounting Policies

The Company’s policies with respect to: (1) the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), and (2) accounting for defined benefit plans, are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

Retail branch and Internet banking deposits increased $255.4 million during the three months ended March 31, 2016, compared to $182.6 million during the three months ended March 31, 2015.  Within deposits, core deposits (i.e., non-CDs) increased $133.2 million during the three months ended March 31, 2016 and $181.1 million during the three months ended March 31, 2015.  These increases were due primarily to successful gathering efforts tied to promotional money market offerings.  CDs increased $122.2 million during the three months ended March 31, 2016, as a result of promotional offerings during the period, particularly within the Individual Retirement Account customers.  CDs increased $1.5 million during the three months ended March 31, 2015, primarily as a result of successful promotional activities related to 30-month and 5-year traditional CDs as well as Individual Retirement Account CDs.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At March 31, 2016, the Bank had an additional potential borrowing capacity of $650.5 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $110.4 million during the three months ended March 31, 2016, partially in order to fund $152.6 million of loan purchases during the period. The Bank reduced its outstanding FHLBNY advances by $125.0 million during the three months ended March 31, 2015, reflecting both the utilization of deposit inflows to fund asset growth and other operational needs, as well as the prepayment of a $25.0 million, 4.27% fixed-rate advance due to mature in 2016.  A penalty (component of interest expense) of $1.4 million was incurred on the prepayment of the $25.0  FHLBNY Advance.

During the three months ended March 31, 2016, principal repayments totaled $169.4 million on real estate loans (including refinanced loans). During the three months ended March 31, 2015, principal repayments totaled $155.5 million on real estate loans (including refinanced loans).  The increase resulted primarily from growth of $822.2 million in the aggregate loan portfolio balance from April 1, 2015 to March 31, 2016, as the rate of amortization in the real estate loan portfolio declined from the three months ended March 31, 2015 to the three months ended March 31, 2016.

No sales of investment securities or MBS available for sale occurred during the three months ended March 31, 2016. Aggregate proceeds from the sales of investment securities and MBS available for sale totaled $26.4 million during the three months ended March 31, 2015, reflecting the liquidation of virtually all outstanding investment securities and MBS available for sale in March 2015. The securities were sold in order to offset the cash disbursement and expense associated with the prepayment of the $25.0 million FHLBNY advance noted previously in this section. A net gain of $1.4 million was recognized on the sales.

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At March 31, 2016, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock, and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the three months ended March 31, 2016 and 2015, real estate loan originations totaled $376.8 million and $273.1 million, respectively.  The increase reflected the Company's election to compete more aggressively for new loans during the three months ended March 31, 2016 as a result of an increased loan growth target for the year ending December 31, 2016 versus the year ended December 31, 2015. The Company additionally purchased $152.6 million of loan participations during the three months ended March 31, 2016 in order to deploy liquidity from deposit inflows more profitably.

There were no security purchases during the three months ended March 31, 2016 or 2015, as security purchases were de-emphasized during these periods since the yield on highly graded investment securities was deemed unattractive.

The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2016. The Holding Company repurchased 20,000 shares of its common stock during the three months ended March 31, 2015 at an aggregate cost of $300,000. As of March 31, 2016, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $17.62 per share closing price of its common stock as of March 31, 2016, the Holding Company would utilize $19.5 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $5.1 million in cash dividends on its common stock during the three months ended March 31, 2016, up from $5.0 million during the three months ended March 31, 2015, reflecting an increase of 549,355 in outstanding shares from April 1, 2015 to March 31, 2016.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment.  In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as customer CDs with fixed contractual interest rates.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which became callable at any time commencing in April 2009.  The Holding Company does not currently intend to call this debt.  The facts and circumstances surrounding these obligations have not changed materially since December 31, 2015.

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

The following table presents off-balance sheet arrangements as of March 31, 2016:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$36,534	$-	$-	$-	$36,534
Mortgage loan commitments	138,446	-	-	-	138,446
Total Off-Balance Sheet Arrangements	$174,980	$-	$-	$-	$174,980

Asset Quality

General

At both March 31, 2016 and December 31, 2015, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, fifteen non-accrual loans (excluding deposit overdraft loans) totaled $1.4 million at March 31, 2016 and seventeen non-accrual loans (excluding deposit overdraft loans) totaled $1.6 million at December 31, 2015. During the three months ended March 31, 2016, two non-accrual loans totaling $208,000 were satisfied according to their contractual terms.  Two non-accrual loans totaling $23,000 were returned to accrual status based upon favorable payment performance, and principal amortization of $11,000 was recognized on eight non-accrual loans. These reductions were partially offset by two loans totaling $74,000 that were added to non-accrual status during the period.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the unaudited condensed consolidated financial statements) was approximately $9.1 million, consisting of eight loans, at March 31, 2016, compared to $9.6 million, consisting of nine loans, at December 31, 2015.  During the three months ended March 31, 2016, two impaired loans totaling $419,000 were fully satisfied according to their contractual terms, and principal amortization totaling $50,000 was recognized on six impaired loans. These reductions were partially offset by a $54,000 loan that was added to impaired status during the period.

The following is a reconciliation of non-accrual and impaired loans as of the periods indicated:

	At March 31, 2016	At December 31, 2015
	(Dollars in Thousands)
Non-accrual loans	$1,442	$1,611
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(1,102)	(1,116)
TDRs retained on accrual status	8,805	9,066
Impaired loans	$9,145	$9,561

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three months ended March 31, 2016 or 2015.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 32.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy, as disclosed on page 32 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At both March 31, 2016 and December 31, 2015, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

OREO properties totaled $18,000 at March 31, 2016 and $148,000 at December 31, 2015. The Bank did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2016 or 2015.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At March 31, 2016	At December 31, 2015
	(Dollars in Thousands)
One- to four-family residential including condominium and cooperative apartment	$1,102	$1,113
Multifamily residential and residential mixed use real estate	287	287
Commercial real estate and commercial mixed use real estate	53	207
Consumer	-	4
Total non-accrual loans	1,442	1,611
Non-performing TRUPS	1,245	1,236
OREO	18	148
Total non-performing assets	2,705	2,995
Ratios:
Total non-accrual loans to total loans	0.03%	0.03%
Total non-performing assets to total assets	0.05	0.06

TDRs and Impaired Loans
TDRs	$8,805	$9,273
Impaired loans (1)	9,145	9,561
(1) Amount includes all TDRs at both March 31, 2016 and December 31, 2015.  See the discussion entitled "Impaired Loans" commencing on page 33 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

(i)  Loans Delinquent 30 to 89 Days

The Bank had three real estate loans, totaling $2.3 million, that were delinquent between 30 and 89 days at March 31, 2016, compared to six such loans, totaling $3.0 million, at December 31, 2015. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintained a reserve of $25,000 at March 31, 2016 and $50,000 at December 31, 2015 associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the three-month periods ended March 31, 2016 and 2015.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At March 31, 2016	At December 31, 2015
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$-	$-
Substandard loans not deemed impaired or evaluated individually for impairment	353	348
Special Mention loans not deemed impaired	77	88
Pass graded loans	18,064	18,058
Sub-total real estate loans	18,494	18,494
Consumer loans	19	20
TOTAL	$18,513	$18,514

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands)
Net recoveries (charge-offs)	$20	$(84)
(Credit) Provision	(21)	(172)

Activity related to the components of the allowance for loan losses was nominal during the three months ended March 31, 2016.

The allowance for loan losses declined $256,000 during the three months ended March 31, 2015, with net charge-offs of $84,000 recognized during the period, coupled with a credit (negative provision) of $172,000 recognized primarily due to lower estimated reserves on loans rated substandard that were either not deemed impaired or evaluated individually for impairment.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended March 31, 2016 and 2015, and as of March 31, 2016 and December 31, 2015, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Assets.  Assets totaled $5.5 billion at March 31, 2016, $484.5 million above their level at December 31, 2015.

Real estate loans increased $360.1 million during the three months ended March 31, 2016, as the Bank originated $376.8 million of real estate loans (including refinancing of existing loans), and purchased real estate loan participations totaling $152.6 million during the period, which exceeded the $169.4 million of aggregate amortization on such loans (also including refinancing of existing loans) during the period.

Cash and due from banks increased $128.8 million during the three months ended March 31, 2016 due to a combination of retail deposit and mortgagor escrow balance inflows during the period (discussed elsewhere in this document), as well as the retention of the $75.9 million of net proceeds from the sale of real estate in cash balances as of March 31, 2016.

During the three months ended March 31, 2016, the bank completed the sale of premises held for sale with a book value of $8.8 million at both December 31, 2015 and upon sale. Net proceeds of $75.9 million were realized on the sale.  On March 24, 2016, premises with an aggregate book value of totaling $1.4 million were transferred to held for sale. In April 2016, the Bank entered into an agreement to sell these premises for $12.3 million. This sale is currently expected to close in April 2017.

Liabilities.  Total liabilities increased $438.5 million during the three months ended March 31, 2016.  Retail deposits (due to depositors) increased $255.4 million and FHLBNY advances increased by $110.4 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and FHLBNY advances during the three months ended March 31, 2016. Mortgagor escrow and other deposits grew by $49.2 million during the three months ended March 31, 2016 as a result of both loan growth and the accumulation of escrow funds that will be disbursed for tax payments in the second quarter of 2016.

Stockholders' Equity.  Stockholders' equity increased $46.0 million during the three months ended March 31, 2016, due primarily to net income of $50.0 million, a $795,000 aggregate increase related to expense amortization associated with equity awards that added to the cumulative balance of stockholders' equity, and $252,000 of other comprehensive income related to defined benefit plan actuarial adjustments.  Partially offsetting these items were $5.1 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General.  Net income was $50.0 million during the three months ended March 31, 2016, an increase of $38.2 million from net income of $11.8 million during the three months ended March 31, 2015.  During the comparative period, net interest income increased $4.5 million, non-interest income increased $66.4 million, the provision for loan losses increased $151,000 (as a lower negative provision was recognized) and non-interest expense increased $4.0 million. Income tax expense increased $28.6 million during the comparative period, as a result of a $66.8 million increase in pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2016 and 2015 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
		2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$4,817,095	$45,651	3.79%	$4,172,422	$41,788	4.01%
Other loans	1,421	$24	6.76	1,661	$24	5.78
MBS	414	$2	1.93	23,119	$181	3.13
Investment securities	20,217	$173	3.42	18,414	$169	3.67
Federal funds sold and other short-term investments	116,496	$661	2.27	86,188	$650	3.02
Total interest-earning assets	4,955,643	$46,511	3.75%	4,301,804	$42,812	3.98%
Non-interest earning assets	215,725			218,512
Total assets	$5,171,368			$4,520,316

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$79,839	$56	0.28%	$77,086	$55	0.29%
Money Market accounts	1,689,903	3,379	0.80	1,179,713	1,915	0.66
Savings accounts	367,707	45	0.05	372,308	45	0.05
CDs	931,007	3,314	1.43	928,039	3,205	1.40
Borrowed Funds	1,182,114	5,086	1.73	1,162,983	7,498	2.61
Total interest-bearing liabilities	4,250,570	$11,880	1.12%	3,720,129	$12,718	1.39%
Non-interest bearing checking accounts	260,977			193,645
Other non-interest-bearing liabilities	152,670			143,872
Total liabilities	4,664,217			4,057,646
Stockholders' equity	507,151			462,670
Total liabilities and stockholders' equity	$5,171,368			$4,520,316
Net interest income		$34,631			$30,094
Net interest spread			2.63%			2.59%
Net interest-earning assets	$705,073			$581,675
Net interest margin			2.80%			2.80%
Ratio of interest-earning assets to interest-bearing liabilities			116.59%			115.64%

Rate/Volume Analysis

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$6,308	$(2,445)	$3,863
Other loans	(4)	4	-
MBS	(144)	(35)	(179)
Investment securities	17	(13)	4
Federal funds sold and other short-term investments	201	(190)	11
Total	$6,378	$(2,679)	$3,699

Interest-bearing liabilities:
Interest bearing checking accounts	$3	$(2)	$1
Money market accounts	944	520	1,464
Savings accounts	(1)	1	-
CDs	25	84	109
Borrowed funds	133	(2,545)	(2,412)
Total	$1,104	$(1,942)	$(838)
Net change in net interest income	$5,274	$(737)	$4,537

The Company’s net interest income and net interest margin during the three months ended March 31, 2016 and 2015 were impacted by the following factors:

•	During the period January 1, 2009 through March 31, 2016, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.50%, helping deposit and borrowing costs remain at historically low levels.

•	Marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through March 31, 2016, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $46.5 million during the three months ended March 31, 2016, an increase of $3.7 million from the three months ended March 31, 2015, primarily reflecting an increase of $3.9 million in interest income on real estate loans. The increased income on real estate loans was attributable to growth of $644.7 million in their average balance during the comparative period, as, pursuant to the Company's growth strategy, new originations significantly exceeded amortization and satisfactions during the period April 1, 2015 through March 31, 2016. .

Interest Expense.  Interest expense decreased $838,000, to $11.9 million, during the three months ended March 31, 2016, from $12.7 million during the three months ended March 31, 2015.  The reduction resulted primarily from $2.4 million of lower interest expense on borrowed funds. The decline in interest expense on borrowed funds resulted from both $1.4 million of additional interest expense recognized as a result of the prepayment of FHLBNY advances during the quarter ended March 31, 2015 and a reduction of 41 basis points in the average cost of borrowings (excluding the impact of the prepayment expense incurred in the March 2015 quarter) as higher cost borrowings that matured from April 1, 2015 through March 31, 2016 were temporarily replaced with lower-cost, shorter-term borrowings. Partially offsetting these declines was an increase of $1.5 million in interest expense on money market deposits, as successful promotional activities increased their average balance by $510.2 million, and average cost by 14 basis points, from the three months ended March 31, 2015 to the three months ended March 31, 2016.

Provision for Loan Losses. The Company recognized a credit (negative provision) for loan losses of $21,000 during the three months ended March 31, 2016, compared to a credit (negative provision) for loan losses of $172,000 during the three months ended March 31, 2015.  The credits recorded during the quarters ended both March 1, 2016 and 2015 reflected continued improvement in the overall credit quality of the loan portfolio. The lower credit recognized during the March 2016 quarter compared to the March 2015 quarter resulted from growth of $822.2 million in the loan portfolio from April 1, 2015 to March 31, 2016.

Non-Interest Income.  Total non-interest income increased $66.4 million from the three months ended March 31, 2015 to the three months ended March 31, 2016, due primarily to a gain of $68.2 million recognized on the sale of a real estate property during the three months ended March 31, 2016, that was partially offset by a gain of $1.4 million recognized on the sale of investment securities and MBS during the three months ended March 31, 2015. The remaining variance in non-interest income during the comparative periods related to fees collected from the servicing of portfolio loans.

The real estate property sold during the three months ended March 31, 2016 currently serves as the back office operations center of the Bank and Holding Company.  These operations are expected to be re-located within New York City prior to March 31, 2017.

Non-Interest Expense.  Non-interest expense was $17.9 million during the three months ended March 31, 2016, an increase of $4.0 million from $13.9 million during the three months ended March 31, 2015, primarily reflecting a non-recurring $3.4 million reduction in salaries and employee benefits during the three months ended March 31, 2015 from the curtailment of certain postretirement health benefits. The remaining increase in non-interest expense was experienced primarily in marketing, deposit insurance and data processing expenses.

Non-interest expense was 1.38% of average assets during the three months ended March 31, 2016, compared to 1.23% during the three months ended March 31, 2015, reflecting the additional $4.0 million of non-interest expense during the three months ended March 31, 2016.

Income Tax Expense.   Income tax expense approximated $36.5 million during the three months ended March 31, 2016, up from $7.9 million during the three months ended March 31, 2015, due to the previously discussed $66.8 million increase in pre-tax income during the comparative period.  The Company's consolidated tax rate was 42.2% during the three months ended March 31, 2016, up from 40.2% during the three months ended March 31, 2015. Additional income tax expense related to the significant gain on the sale of real estate increased the effective tax rate during the three months ended March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2015 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 11, 2016.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2016, the Company owned mutual fund investments totaling $10.4 million that were designated as trading.  At March 31, 2016, the Company did not conduct transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2015 to March 31, 2016.  See "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

Interest Rate Risk Exposure Analysis
Economic Value of Equity ("EVE") Analysis.  In accordance with agency regulatory guidelines, the Bank simulates the impact of interest rate volatility upon EVE using several interest rate scenarios.  EVE is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities and the value of any off-balance sheet items, such as firm commitments to originate loans, or derivatives, if applicable.

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

In order to measure the Bank’s sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario.  An increase in the EVE is considered favorable, while a decline is considered unfavorable.  The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank’s assets, liabilities, and off-balance sheet items that are included in the EVE.  Management reports the EVE results to the Bank's Board of Directors on a quarterly basis. The report compares the Bank's estimated Pre-Shock Scenario EVE to the estimated EVEs calculated under the various Rate Shock Scenarios.

The calculated EVEs incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank's MBS and CMO portfolios, as well as all borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third party, and over various interest rate scenarios.  Such results are utilized in determining estimates of deposit decay rates in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

The analysis that follows presents, as of March 31, 2016 and December 31, 2015, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both March 31, 2016 and December 31, 2015.

	At March 31, 2016			At December 31, 2015
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$456,391	$(47,181)	-9.4%	$515,779	$(63,058)	-12.2%
Pre-Shock Scenario	503,572	-	-	578,837	-	-

The Bank’s Pre-Shock Scenario EVE decreased from $578.8 million at December 31, 2015 to $503.6 million at March 31, 2016. The factors contributing to a less favorable valuation at March 31, 2016 included a decrease in the value of the Bank's real estate loans and an increase in the value of the core deposit liability. The less favorable valuation of the real estate loans resulted primarily from a decline in portfolio rate from December 31, 2015 to March 31, 2016, due to amortization and satisfactions of loans carrying above market rates.  The increase in the value of the Bank's core deposit liability reflected the growth in higher rate promotional money market accounts during the three months ended March 31, 2016.

The Bank’s EVE in the +200 basis point Rate Shock Scenario decreased from $515.8 million at December 31, 2015 to $456.4 million at March 31, 2016. The factors contributing to the less favorable valuation included the previously noted decrease in the value of the Bank’s real estate loans and increase in the value of the core deposit liability from December 31, 2015 to March 31, 2016.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending March 31, 2017 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(14.7)%
+ 100 Basis Points	(7.8)
-100 Basis Points	10.7

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2016, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended March 31, 2016. No existing repurchase programs expired during the three months ended March 31, 2016, nor did the Company terminate any repurchase programs prior to expiration during the period. As of March 31, 2016, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (17)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
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
4.6
Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (4)

continued on next page
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
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(5)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(6)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(8)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(9)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(14)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(16)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.
(17)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 23, 2014.
(18)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.
(19)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 7, 2015.
(20)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 9, 2016	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: May 9, 2016	By: /s/ Michael Pucella
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)