Form 10-Q
period 2016-06-30
DIME COMMUNITY BANCSHARES INC
filed 2016-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2016
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-27782

Dime Community Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3297463
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

209 Havemeyer Street, Brooklyn, NY	11211
(Address of principal executive offices)	(Zip Code)

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐          NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 9, 2016
$.01 Par Value	37,786,988

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	the net interest margin is subject to material short-term fluctuation based upon market rates;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of The Dime Savings Bank of Williamsburgh (the "Bank");
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
•	general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry may be less favorable than the Company currently anticipates;
•	legislation or regulatory changes may adversely affect the Company’s business;
•	technological changes may be more difficult or expensive than the Company anticipates;
•	success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates; and
•	The risks referred to in the section entitled "Risk Factors."

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	June 30, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$89,927	$64,154
Total cash and cash equivalents	89,927	64,154
Investment securities held-to-maturity (estimated fair value of $6,805 and $7,051 at June 30, 2016 and December 31, 2015, respectively)(fully unencumbered)	5,319	5,242
Investment securities available-for-sale, at fair value (fully unencumbered)	3,837	3,756
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered)	406	431
Trading securities	6,814	10,201
Loans:
Real estate, net	5,206,781	4,695,186
Consumer loans	2,336	1,590
Less allowance for loan losses	(18,909)	(18,514)
Total loans, net	5,190,208	4,678,262
Premises and fixed assets, net	13,800	15,150
Premises held for sale	1,379	8,799
Federal Home Loan Bank of New York ("FHLBNY") capital stock	52,814	58,713
Other real estate owned ("OREO")	18	148
Bank Owned Life Insurance ("BOLI")	85,197	85,019
Goodwill	55,638	55,638
Other assets	50,840	47,359
Total Assets	$5,556,197	$5,032,872
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$3,518,631	$2,925,129
Non-interest bearing deposits	261,635	259,181
Total deposits	3,780,266	3,184,310
Escrow and other deposits	92,290	77,130
FHLBNY advances	1,017,125	1,166,725
Trust Preferred securities payable	70,680	70,680
Other liabilities	46,225	40,080
Total Liabilities	5,006,586	4,538,925
Commitments and Contingencies
Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2016 and December 31, 2015)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,520,581 shares and 53,326,753 shares issued at June 30, 2016 and December 31, 2015, respectively, and 37,654,771 shares and 37,371,992 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	535	533
Additional paid-in capital	266,984	262,798
Retained earnings	502,569	451,606
Accumulated other comprehensive loss, net of deferred taxes	(8,803)	(8,801)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,198)	(2,313)
Unearned Restricted Stock Award common stock	(2,754)	(2,271)
Common stock held by Benefit Maintenance Plan ("BMP")	(9,576)	(9,354)
Treasury stock, at cost (15,865,810 shares and 15,954,761 shares at June 30, 2016 and December 31, 2015, respectively)	(197,146)	(198,251)
Total Stockholders' Equity	549,611	493,947
Total Liabilities And Stockholders' Equity	$5,556,197	$5,032,872

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans secured by real estate	$47,358	$43,473	$93,009	$85,261
Other loans	24	24	48	48
Mortgage backed securities	2	2	4	183
Investment securities	265	121	438	290
Federal funds sold and other short-term investments	721	578	1,382	1,228
Total interest income	48,370	44,198	94,881	87,010
Interest expense:
Deposits and escrow	7,597	5,670	14,391	10,890
Borrowed funds	5,163	5,458	10,249	12,956
Total interest expense	12,760	11,128	24,640	23,846
Net interest income	35,610	33,070	70,241	63,164
Provision (credit) for loan losses	442	(1,135)	421	(1,307)
Net interest income after provision (credit) for loan losses	35,168	34,205	69,820	64,471
Non-interest income:
Service charges and other fees	758	799	1,443	1,549
Net mortgage banking income	27	41	55	113
Net gain (loss) on securities and other assets	33	(25)	79	1,425
Net gain on the sale of premises held for sale	(4)	-	68,183	-
Income from BOLI	1,043	611	1,603	1,216
Other	448	251	683	675
Total non-interest income	2,305	1,677	72,046	4,978
Non-interest expense:
Salaries and employee benefits	8,686	8,600	17,516	14,499
Stock benefit plan amortization expense	846	940	1,724	1,882
Occupancy and equipment	3,115	2,490	5,742	5,434
Data processing costs	1,256	877	2,451	1,752
Federal deposit insurance premiums	581	576	1,320	1,127
Other	3,608	2,883	7,208	5,536
Total non-interest expense	18,092	16,366	35,961	30,230
Income before income taxes	19,381	19,516	105,905	39,219
Income tax expense	8,173	7,987	44,660	15,912
Net income	$11,208	$11,529	$61,245	$23,307
Earnings per Share:
Basic	$0.30	$0.32	$1.67	$0.65
Diluted	$0.30	$0.32	$1.67	$0.64

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

Net Income	$11,208	$11,529	$61,245	$23,307
Amortization and reversal of net unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of deferred tax expense of $6 and $10 during the three months ended June 30, 2016 and 2015, respectively, and $11 and $21 during the six months ended June 30, 2016 and 2015, respectively	8	12	14	25
Reduction in (adjustment to) non-credit component of other than temporary impairment (“OTTI”), net of deferred tax expense (benefit) of $4 and $(16) during the three months ended June 30, 2016 and 2015, respectively, and $8 and $(12) during the six months ended June 30, 2016 and 2015, respectively	4	(19)	8	(15)
Reclassification adjustment for securities sold during the period, net of income tax expense (benefit) of $2 during the three months ended June 30, 2015 and $(624) during the six months ended June 30, 2015 (reclassified from net gain on securities)	-	2	-	(760)
Net unrealized securities gains (losses) arising during the period, net of deferred tax expense (benefit) of $21 and $(2) during the three months ended June 30, 2016 and 2015, respectively, and $28 and $15 during the six months ended June 30, 2016 and 2015, respectively	26	(4)	34	20
Net unrealized derivative liability loss arising during the period, net of deferred tax benefit of $431 during both the three and six month periods ending June 30, 2016	(526)	-	(526)	-
Change in pension and other postretirement obligations, net of deferred tax expense (benefit) of $191 and $210 during the three months ended June 30, 2016 and 2015, respectively, and $382 and $(58) during the six months ended June 30, 2016 and 2015, respectively	234	257	468	(72)
Comprehensive Income	$10,954	$11,777	$61,243	$22,505

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
 (Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Common Stock (Par Value $0.01):
Balance at beginning of period	$533	$529
Shares issued in exercise of options	2	3
Balance at end of period	535	532
Additional Paid-in Capital:
Balance at beginning of period	262,798	254,358
Stock options exercised	2,756	4,053
Excess tax benefit related to stock benefit plans	142	204
Amortization of excess fair value over cost – ESOP stock and stock options expense	561	541
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	727	481
Balance at end of period	266,984	259,637
Retained Earnings:
Balance at beginning of period	451,606	427,126
Net income for the period	61,245	23,307
Cash dividends declared and paid	(10,282)	(10,098)
Balance at end of period	502,569	440,335
Accumulated Other Comprehensive Loss, Net of Deferred Taxes:
Balance at beginning of period	(8,801)	(8,547)
Other comprehensive loss recognized during the period, net of tax	(2)	(802)
Balance at end of period	(8,803)	(9,349)
Unallocated Common Stock of ESOP:
Balance at beginning of period	(2,313)	(2,545)
Amortization of earned portion of ESOP stock	115	116
Balance at end of period	(2,198)	(2,429)
Unearned Restricted Stock Award Common Stock:
Balance at beginning of period	(2,271)	(3,066)
Amortization of earned portion of restricted stock awards	828	985
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	(1,311)	(1,084)
Balance at end of period	(2,754)	(3,165)
Common Stock Held by BMP:
Balance at beginning of period	(9,354)	(9,164)
Award distribution	1	-
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	(223)	(190)
Balance at end of period	(9,576)	(9,354)
Treasury Stock, at cost:
Balance at beginning of period	(198,251)	(198,966)
Treasury shares repurchased (20,000 shares during the six months ended June 30, 2015)	-	(300)
Release from treasury stock for equity awards, net of return of shares to treasury for forfeited shares	1,105	1,006
Balance at end of period	(197,146)	(198,260)
TOTAL STOCKHOLDERS' EQUITY AT THE END OF PERIOD	$549,611	$477,947

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$61,245	$23,307
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain on investment and mortgage backed securities sold	-	(1,384)
Net gain recognized on trading securities	(39)	(41)
Net gain on the sale of OREO	(40)	-
Net gain on sale of premises held for sale	(68,183)	-
Net depreciation, amortization and accretion	1,086	1,602
Stock plan compensation (excluding ESOP)	943	1,015
ESOP compensation expense	561	627
Provision (Credit) for loan losses	421	(1,307)
Increase in cash surrender value of BOLI	(1,119)	(1,216)
Income recognized from mortality benefit on BOLI	(484)	-
Deferred income tax provision (credit)	615	(76)
Reduction in credit related OTTI amortized through interest income	(52)	-
Excess tax benefit from stock benefit plans	(142)	(204)
Changes in assets and liabilities:
Increase in other assets	(4,094)	(784)
Increase (Decrease) in other liabilities	6,038	(425)
Net cash (used in) provided by Operating activities	(3,244)	21,114
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	-	127
Proceeds from sales of investment securities available-for-sale	-	2,070
Proceeds from the sales of trading securities	3,648	1,337
Proceeds from sales of mortgage backed securities available for sale	-	24,307
Purchases of investment securities available-for-sale	(19)	(2,021)
Acquisition of trading securities	(222)	(1,514)
Principal collected on mortgage backed securities available-for-sale	25	1,577
Proceeds from the sale of loans held for sale previously classified as portfolio loans	-	9,201
Purchases of loans	(152,637)	-
Loans originated, net of repayments	(359,730)	(195,320)
Proceeds from sale of OREO	170	-
Proceeds from surrender of cash surrender value of BOLI	1,425	-
Net proceeds from the sale of premises held for sale	75,899	-
Purchases of fixed assets	(16)	(456)
Redemption of FHLBNY capital stock	5,899	5,679
Net cash used in Investing Activities	(425,558)	(155,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	595,956	274,015
Increase (decrease) in escrow and other deposits	15,160	(4,682)
Repayments of FHLBNY advances	(2,402,500)	(918,000)
Proceeds from FHLBNY advances	2,252,900	778,000
Proceeds from exercise of stock options	2,900	4,056
Excess tax benefit from stock benefit plans	142	204
Release of stock for benefit plan awards	299	213
Treasury shares repurchased	-	(300)
Cash dividends paid to stockholders	(10,282)	(10,098)
Net cash provided by Financing Activities	454,575	123,408
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,773	(10,491)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,154	78,437
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,927	$67,946
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$29,100	$17,559
Cash paid for interest	11,770	24,071
Loans transferred to OREO	-	130
Transfer of premises to held for sale	1,379	8,799
Loans transferred to held for sale	-	9,534
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	25	47
Net (increase) decrease in non-credit component of OTTI	16	(27)

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2016 and December 31, 2015, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and the changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2016 and 2015.  The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2016.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating the potential impact of ASU 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted. The Company is evaluating the potential impact of ASU 2016-02 on the its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration - Reporting Revenue Gross Versus Net. The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating the potential impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for the tax consequences of a stock payment and amend the manner in which excess tax benefits and a business's payments to satisfy the tax obligation for recipients of the shares should be classified. The amendments: (i) allow companies to estimate the number of stock awards they expect to vest, and (ii) revise the withholding requirements for classifying stock awards as equity. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2016, however, early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-013, “Financial Instruments – Credit Losses (Topic 326)”, which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

4.	TREASURY STOCK

The Holding Company did not repurchase any of its common stock into treasury during the three or six month periods ended June 30, 2016, or the three-month period ended June 30, 2015.  The Holding Company repurchased 20,000 shares of its common stock into treasury during the six months ended June 30, 2015 at a weighted average cost of $15.00 per share.

On March 24, 2016, 28,044 shares of the Holding Company's common stock were released from treasury in order to satisfy potential future performance-based equity awards.  The closing price of the Holding Company's common stock on that date was $17.35, and the shares were released utilizing the average historical cost method.

On April 29, 2016, 60,675 shares of the Holding Company's common stock were released from treasury in order to fulfill benefit obligations under the 2013 Equity and Incentive Plan, and 12,424 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Holding Company's common stock on that date was $18.11, and the shares were released utilizing the average historical cost method.

Shares either released from treasury stock for earned equity awards or returned to treasury stock due to forfeited equity awards were otherwise immaterial during the three-month and six-month periods ended June 30, 2016 and 2015.

5.	OTHER COMPREHENSIVE INCOME (LOSS)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net gain (loss) on securities and other assets in the accompanying condensed consolidated statements of income.

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Three Months Ended June 30, 2016
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$8	$4	$4
Change in unrealized loss on securities transferred to held-to-maturity	14	6	8
Total securities held-to-maturity and transferred securities	22	10	12
Securities available-for-sale:
Change in net unrealized gain during the period	47	21	26
Total securities available-for-sale	47	21	26
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	425	191	234
Total defined benefit plans	425	191	234
Derivatives:
Change in unrealized loss on derivative liability	(957)	(431)	(526)
Total derivatives	(957)	(431)	(526)
Total other comprehensive (loss)	$(463)	$(209)	$(254)
Three Months Ended June 30, 2015
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$(35)	$(16)	$(19)
Change in unrealized loss on securities transferred to held-to-maturity	22	10	12
Total securities held-to-maturity and transferred securities	(13)	(6)	(7)
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain (loss) on securities and other assets	4	2	2
Change in net unrealized gain during the period	(8)	(4)	(4)
Total securities available-for-sale	(4)	(2)	(2)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	467	210	257
Total defined benefit plans	467	210	257
Total other comprehensive income	$450	$202	$248

	Pre-tax Amount	Tax Expense (Benefit)	After tax Amount
Six Months Ended June 30, 2016
Securities held-to maturity and transferred securities:
Change in non-credit component of OTTI	$16	$8	$8
Change in unrealized loss on securities transferred to held-to-maturity	25	11	14
Total securities held-to-maturity and transferred securities	41	19	22
Securities available-for-sale:
Change in net unrealized gain during the period	62	28	34
Total securities available-for-sale	62	28	34
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	850	382	468
Total defined benefit plans	850	382	468
Derivatives:
Change in unrealized loss on derivative liability	(957)	(431)	(526)
Total derivatives	(957)	(431)	(526)
Total other comprehensive loss	$(4)	$2	$(2)
Six Months Ended June 30, 2015
Securities held-to-maturity and transferred securities:
Change in non-credit component of OTTI	$(27)	$(12)	$(15)
Change in unrealized loss on securities transferred to held-to-maturity	46	21	25
Total securities held-to-maturity and transferred securities	19	9	10
Securities available-for-sale:
Reclassification adjustment for net gains included in net gain (loss) on securities and other assets	(1,384)	(624)	(760)
Change in net unrealized gain during the period	35	15	20
Total securities available-for-sale	(1,349)	(609)	(740)
Defined benefit plans:
Reclassification adjustment for expense included in salaries and employee benefits expense	934	420	514
Change in the net actuarial gain or loss	(1,064)	(478)	(586)
Total defined benefit plans	(130)	(58)	(72)
Total other comprehensive income	$(1,460)	$(658)	$(802)

Activity in accumulated other comprehensive gain (loss), net of tax, was as follows:

	Securities Held-to- Maturity and Transferred Securities	Securities Available- for-Sale	Defined Benefit Plans	Derivative Liability	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2016	$(760)	$(122)	$(7,919)	$-	$(8,801)
Other comprehensive income (loss) before reclassifications	22	34	-	(526)	(470)
Amounts reclassified from accumulated other comprehensive loss	-	-	468	-	468
Net other comprehensive income (loss) during the period	22	34	468	(526)	(2)
Balance as of June 30, 2016	$(738)	$(88)	$(7,451)	$(526)	$(8,803)

Balance as of January 1, 2015	$(826)	$736	$(8,457)	$-	$(8,547)
Other comprehensive income (loss) before reclassifications	10	20	(586)	-	(556)
Amounts reclassified from accumulated other comprehensive loss	-	(760)	514	-	(246)
Net other comprehensive income (loss) during the period	10	(740)	(72)	-	(802)
Balance as of June 30, 2015	$(816)	$(4)	$(8,529)	$-	$(9,349)

6.	EARNINGS PER SHARE ("EPS")

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

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income per the Consolidated Statements of Income	$11,208	$11,529	$61,245	$23,307
Less: Dividends paid and earnings allocated to participating securities	(24)	(33)	(55)	(73)
Income attributable to common stock	$11,184	$11,496	$61,190	$23,234
Weighted average common shares outstanding, including participating securities	36,946,082	36,412,733	36,874,535	36,344,359
Less: weighted average participating securities	(192,525)	(245,046)	(202,885)	(266,424)
Weighted average common shares outstanding	36,753,557	36,167,687	36,671,650	36,077,935
Basic EPS	$0.30	$0.32	$1.67	$0.65
Income attributable to common stock	$11,184	$11,496	$61,190	$23,234
Weighted average common shares outstanding	36,753,557	36,167,687	36,671,650	36,077,935
Weighted average common equivalent shares outstanding	65,028	91,690	69,420	80,886
Weighted average common and equivalent shares outstanding	36,818,585	36,259,377	36,741,070	36,158,821
Diluted EPS	$0.30	$0.32	$1.67	$0.64

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Holding Company's common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 80,000 and 126,453 weighted-average stock options outstanding for the three-month periods ended June 30, 2016 and 2015, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 80,000 and 136,292 weighted-average stock options outstanding for the six-month periods ended June 30, 2016 and 2015, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

7.	ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and six-month periods ended June 30, 2016 and 2015, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (collectively, the "Stock Plans"), which are discussed more fully in Note 14 to the Company's audited consolidated financial statements for the year ended December 31, 2015, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

Combined activity related to stock options granted under the Stock Plans during the periods presented was as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015
Options outstanding – beginning of period	465,246	905,780	465,246	979,916
Options granted	-	-	-	-
Options exercised	(193,828)	(259,579)	(193,828)	(274,355)
Options that expired prior to exercise	-	-	-	(59,360)
Options outstanding – end of period	271,418	646,201	271,418	646,201
Intrinsic value of options exercised	$732	$300	$732	$384
Compensation expense recognized	-	8	-	31
Remaining unrecognized compensation expense	-	-	-	-
Intrinsic value of outstanding options at period end	553	1,632	553	1,632
Intrinsic value of vested options at period end	553	1,632	553	1,632
Weighted average exercise price of vested options – end of period	15.32	14.57	15.32	14.57

There were no grants of stock options during the three-month and six-month periods ended June 30, 2016 and 2015.

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

The following is a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan or 2013 Equity and Incentive Plan during the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015
Unvested allocated shares – beginning of period	222,142	285,610	223,894	289,660
Shares granted	60,675	68,069	60,675	68,069
Shares vested	(115,135)	(128,327)	(116,001)	(132,377)
Shares forfeited	(12,863)	(980)	(13,749)	(980)
Unvested allocated shares – end of period	154,819	224,372	154,819	224,372
Compensation recorded to expense	$390	$455	$828	$984

Performance Based Equity Awards

During the six months ended June 30, 2016, the Company established a long term incentive award program to certain officers that meets the criteria for equity-based accounting.  For each award, threshold (50% of target), target (100% of target) and maximum (150% of target) payment opportunities are eligible to be earned over a three-year performance period based on the Company's relative performance on certain measurement goals that were established at the onset of the performance period and cannot be altered subsequently.

The following table summarizes these awards as of the period indicated:

	At or for the Three Months Ended June 30, 2016	At or for the Six Months Ended June 30, 2016
Maximum aggregate share payout – beginning of period	28,044	28,044
Shares forfeited	(3,312)	(3,312)
Maximum aggregate share payout – end of period	24,732	24,732
Minimum aggregate share payout	-	-
Likely aggregate share payout	16,488	16,488
Compensation expense recognized	$21	$21

8.	LOANS RECEIVABLE AND CREDIT QUALITY

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

Credit Quality Indicators:

On a quarterly basis, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), and commercial real estate loans, as well as one-to four family residential and cooperative and condominium apartment loans. Prior to April 1, 2016, the analysis of one-to-four family residential and cooperative and condominium apartment loans included only loans with balances in excess of the Fannie Mae (“FNMA”) conforming loan limits for high-cost areas such as the Bank’s primary lending area (“FNMA Limits”) that were deemed to meet the definition of impaired. The Company uses the following definitions for risk ratings:

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

The Bank had no loans classified as doubtful as of June 30, 2016 or December 31, 2015. All real estate loans not classified as Special Mention or Substandard were deemed pass loans at both June 30, 2016 and December 31, 2015.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

Balance at June 30, 2016
Grade	One- to Four- Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate Loans
Pass	$72,366	$4,205,375	$385,432	$510,971	$5,174,144
Special Mention	935	5,068	2,146	1,230	9,379
Substandard	2,151	8,967	5,534	6,606	23,258
Doubtful	-	-	-	-	-
Total	$75,452	$4,219,410	$393,112	$518,807	$5,206,781

Balance at December 31, 2015
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate Loans
Not Graded(1)	$7,698	$-	$-	$-	$7,698
Pass	61,256	3,743,298	370,110	473,242	4,647,906
Special Mention	945	9,759	1,622	4,857	17,183
Substandard	2,196	6,850	5,543	7,810	22,399
Doubtful	-	-	-	-	-
Total	$72,095	$3,759,907	$377,275	$485,909	$4,695,186
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at June 30, 2016	Balance at December 31, 2015
Performing	$2,332	$1,586
Non-accrual	4	4
Total	$2,336	$1,590

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

At June 30, 2016
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$-	$154	$-	$487	$641	$74,811	$75,452
Multifamily residential and residential mixed use	85	-	4,344	3,784	8,213	4,211,197	4,219,410
Commercial mixed use real estate	116	-	190	54	360	392,752	393,112
Commercial real estate	180	-	-	-	180	518,627	518,807
Total real estate	$381	$154	$4,534	$4,325	$9,394	$5,197,387	$5,206,781
Consumer	$-	$-	$-	$4	$-	$2,332	$2,336
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2016.

At December 31, 2015
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$127	$-	$625	$1,113	$1,865	$70,230	$72,095
Multifamily residential and residential mixed use	2,235	-	2,514	287	5,036	3,754,871	3,759,907
Commercial mixed use real estate	-	406	406	-	812	376,463	377,275
Commercial real estate	200	-	987	207	1,394	484,515	485,909
Total real estate	$2,562	$406	$4,532	$1,607	$9,107	$4,686,079	$4,695,186
Consumer	$1	$1	$-	$4	$6	$1,584	$1,590
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2015.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on eight real estate loans with an aggregate outstanding balance of $4,534 at June 30, 2016, and twelve real estate loans with an aggregate outstanding balance of $4,532 at December 31, 2015, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings ("TDRs")

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of June 30, 2016		As of December 31, 2015
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	1	$32	2	$598
Multifamily residential and residential mixed use	4	1,057	3	696
Commercial mixed use real estate	1	4,304	1	4,344
Commercial real estate	1	3,396	2	3,635
Total real estate	7	$8,789	8	$9,273

The following table summarizes outstanding TDRs by accrual status as of the dates indicated:

	As of June 30, 2016		As of December 31, 2015
	No. of Loans	Balance	No. of Loans	Balance
Outstanding principal balance at period end	7	$8,789	8	$9,273
TDRs on accrual status at period end	7	8,789	7	9,066
TDRs on non-accrual status at period end	-	-	1	207

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both June 30, 2016 and December 31, 2015.

The Company modified one one- to four-family residential loan in a manner that met the criteria of a TDR during the three-month and six-month periods ended June 30, 2016. There were no loans modified in a manner that met the criteria of a TDR during the three-month period and six-month periods ended June 30, 2015.

The Bank's allowance for loan losses at June 30, 2016 and December 31, 2015 did not reflect any allocated reserve associated with TDRs.

As of June 30, 2016 and December 31, 2015, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month and six-month periods ended June 30, 2016 or 2015 (thus no impact to the allowance for loan losses during those periods).

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan’s pre-modification rate for some of the performing TDRs).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Please refer to Note 9 for tabular information related to impaired loans.

9.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses may consist of specific and general components.  The Bank’s periodic evaluation of its allowance for loan losses is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Due to their small homogeneous balances, consumer loans were not individually evaluated for impairment as of either June 30, 2016 or December 31, 2015.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At June 30, 2016 and December 31, 2015, there were no allocated reserves related to TDRs within the allowance for loan losses.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Loan Component

As of June 30, 2016, the Bank refined the calculation of the allowance for loan losses associated with non-impaired loans using third party software purchased by the Bank. The software model is substantially similar to the previous model used by the Bank whereby the primary drivers of the calculation are historical charge-offs by loan type and certain qualitative elements. Management has evaluated the impact of the change and concluded that it is not material to the overall allowance for non-impaired loans.

Substandard Non-Impaired Loan Component

At June 30, 2016, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank’s pool of such loans that were derived based upon an analysis of historical losses over the previous forty-eight months, which is the same historical loss look-back period used for all Pass-graded loans.

At December 31, 2015, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over the previous twelve month period.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard loans at December 31, 2015.

Based upon the methodologies used for the non-impaired Substandard loan component at both June 30, 2016 and December 31, 2015, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on such loans.  As a result, the allowance for loan losses associated with non-impaired Substandard loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $99 at June 30, 2016 and $348 at December 31, 2015.  The decline in the allowance attributable to non-impaired Substandard loans during the six month period ended June 30, 2016 was due to a decrease of $1,943 in the balance of such loans from December 31, 2015 to June 30, 2016 combined with a lower loss expectation derived as of June 30, 2016 compared to December 31, 2015.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade at both June 30, 2016 and December 31, 2015.

Special Mention Non-Impaired Loan Component

At June 30, 2016, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected expected loss percentages on the Bank’s pool of such loans that were derived based upon an analysis of historical losses over the previous forty-eight months, which is the same historical loss look-back period used for Pass-graded loans.

At December 31, 2015, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Special Mention reflected an expected loss percentage on the Bank's pool of such loans that was derived based upon an analysis of historical losses over the previous twelve month period.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Special Mention loans at December 31, 2015.

Based upon the methodologies used for the non-impaired Special Mention loan component at both June 30, 2016 and December 31, 2015, increases or decreases in the amount of either non-impaired Special Mention loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on such loans.  As a result, the allowance for loan losses associated with non-impaired Special Mention loans is subject to volatility.

The portion of the allowance for loan losses attributable to non-impaired Special Mention loans was $71 at June 30, 2016, down from $88 at December 31, 2015, due primary to a reduction of $7,804 in the balance of such loans.

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

(ii) Economic conditions - At both June 30, 2016 and December 31, 2015, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended June 30, 2016
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$99	$14,462	$1,552	$2,381	$18,494	$19
Provision (credit) for loan losses	96	407	133	(194)	442	-
Charge-offs	(4)	(43)	(1)	-	(48)	-
Recoveries	1	-	-	-	1	1
Ending balance	$192	$14,826	$1,684	$2,187	$18,889	$20

Ending balance – loans individually evaluated for impairment	$414	$3,930	$4,357	$3,396	$12,097	$-
Ending balance – loans collectively evaluated for impairment	75,038	4,215,480	388,755	515,411	5,194,684	2,336
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	192	14,826	1,684	2,187	18,889	20

At December 31, 2015
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Ending balance – loans individually evaluated for impairment	$598	$983	$4,345	$3,635	$9,561	$-
Ending balance – loans collectively evaluated for impairment	71,497	3,758,924	372,930	482,274	4,685,625	1,590
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	263	14,118	1,652	2,461	18,494	20

At or for the Three Months Ended June 30, 2015
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$111	$14,173	$1,566	$2,365	$18,215	$22
Provision (credit) for loan losses	19	238	111	(1,504)	(1,136)	1
Charge-offs	(5)	(40)	-	(1)	(46)	(1)
Recoveries	1	3	5	1,489	1,498	-
Ending balance	$126	$14,374	$1,682	$2,349	$18,531	$22

At or for the Six Months Ended June 30, 2016
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$263	$14,118	$1,652	$2,461	$18,494	$20
Provision (credit) for loan losses	(46)	731	34	(297)	422	(1)
Charge-offs	(27)	(60)	(2)	-	(89)	-
Recoveries	2	37	-	23	62	1
Ending balance	$192	$14,826	$1,684	$2,187	$18,889	$20

At or for the Six Months Ended June 30, 2015
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$150	$13,852	$1,644	$2,823	$18,469	$24
Provision (credit) for loan losses	80	560	51	(1,998)	(1,307)	-
Charge-offs	(107)	(41)	(37)	(1)	(186)	(2)
Recoveries	3	3	24	1,525	1,555	-
Ending balance	$126	$14,374	$1,682	$2,349	$18,531	$22

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):

	At June 30, 2016			At December 31, 2015
	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End	Unpaid Principal Balance at Period End	Recorded Investment at Period End(1)	Reserve Balance Allocated within the Allowance for Loan Losses at Period End
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$414	$414	$-	$635	$598	$-
With an allocated reserve	-	-	-	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	3,930	3,930	-	983	983	-
With an allocated reserve	-	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,357	4,357	-	4,345	4,345	-
With an allocated reserve	-	-	-	-	-	-
Commercial Real Estate
With no allocated reserve	3,396	3,396	-	3,642	3,635	-
With an allocated reserve	-	-	-	-	-	-
Total
With no allocated reserve	$12,097	$12,097	$-	$9,605	$9,561	$-
With an allocated reserve	$-	$-	$-	$-	$-	$-

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to Four Family Residential, Including Condominium and Cooperative Apartment
With no allocated reserve	$399	$7	$602	$11	$465	$41	$603	$23
With an allocated reserve	-	-	-	-	-	-	-	-
Multifamily Residential and Residential Mixed Use
With no allocated reserve	2,451	25	985	31	1,962	38	1,081	46
With an allocated reserve	-	-	-	-	-	-	-	-
Commercial Mixed Use Real Estate
With no allocated reserve	4,367	44	4,393	44	4,360	88	4,395	88
With an allocated reserve	-	-	-	-	-	-	-	-
Commercial Real Estate
With no allocated reserve	3,404	34	5,929	35	3,481	68	6,688	71
With an allocated reserve	-	-	-	-	-	-	1,833	97
Total
With no allocated reserve	$10,621	$110	$11,909	$121	$10,268	$235	$12,767	$228
With an allocated reserve	$-	$-	$-	$-	$-	$-	$1,833	$97

10.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following is a summary of major categories of securities owned by the Company (excluding trading securities) at June 30, 2016:

	Purchase Amortized/ Historical Cost	Recorded Amortized/ Historical Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities ("TRUPS")	$15,326	$5,319	$1,955	$(469)	$6,805
Available-for-sale securities:
Investment securities
Registered Mutual Funds	4,011	4,011	20	(194)	3,837
MBS
Pass-through MBS issued by GSEs	392	392	14	-	406

(1)  Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $781 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

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

(1)  Amount represents the purchase amortized/historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $807 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The held-to-maturity TRUPS had a weighted average term to maturity of 18.5 years at June 30, 2016.  At June 30, 2016, the pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 11.5 years. All of the pass-through MBS issued by GSEs possess an annual interest rate adjustment.

There were no sales of investment securities during the three-month and six-month periods ended June 30, 2016. The entire gain/loss on securities shown in the unaudited condensed consolidated statements of income for this period resulted from market valuation changes or sales of trading securities.  Proceeds from the sale of trading securities were $3.6 million during the three and six month periods ended June 30, 2016.  Gross gains of $3 and gross losses of $45 were recognized on these sales.   Proceeds from the sales of investment securities available-for-sale totaled $2 million during the three months ended June 30, 2015. Gross gains of $4 and gross losses of $8 were recognized on these sales. Proceeds from the sales of investment securities available-for-sale totaled $2,070 during the six months ended June 30, 2015. Gross gains of $4 and gross losses of $8 were recognized on these sales.

Tax provisions related to the gains on sales of investment securities and MBS available-for-sale recognized during the three-month and six-month periods ended June 30, 2015 are disclosed in the condensed consolidated statements of comprehensive income.

As of each reporting period through June 30, 2016, the Company has applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of June 30, 2016, five TRUPS were determined to meet the criteria for OTTI based upon this analysis.  At June 30, 2016, these five securities had credit ratings ranging from "C" to "Caa3."

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS:

	At or for the Three Months Ended June 30, 2016			At or for the Three Months Ended June 30, 2015
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative pre-tax balance at the beginning of the period	$8,691	$570	$9,261	$8,795	$561	$9,356
Accretion (Amortization) of previously recognized OTTI	(26)	(8)	(34)	(26)	35	9
Cumulative pre-tax balance at end of the period	$8,665	$562	$9,227	$8,769	$596	$9,365

	At or for the Six Months Ended June 30, 2016			At or for the Six Months Ended June 30, 2015
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI
Cumulative pre-tax balance at the beginning of the period	$8,717	$578	$9,295	$8,945	$569	$9,514
Accretion (Amortization) of previously recognized OTTI	(52)	(16)	(68)	(176)	27	(149)
Cumulative pre-tax balance at end of the period	$8,665	$562	$9,227	$8,769	$596	$9,365

The following table summarizes the gross unrealized losses and fair value of investment securities as of June 30, 2016, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,255	$469	$2,255	$469
Available-for-Sale Securities:
Registered Mutual Funds	371	8	3,121	186	3,492	194

TRUPS That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2016, impairment of two TRUPS was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

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

The following table summarizes the gross unrealized losses and fair value of investment securities as of December 31, 2015, aggregated by investment category and the length of time the securities were in a continuous unrealized loss position:

	Less than 12 Months Consecutive Unrealized Losses		12 Months or More Consecutive Unrealized Losses		Total
	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses	Fair Value	Gross Unrecognized/ Unrealized Losses
Held-to-Maturity Securities:
TRUPS	$-	$-	$2,359	$345	$2,359	$345
Available-for-Sale Securities:
Registered Mutual Funds	3,026	259	-	-	3,026	259

11.	DERIVATIVES AND HEDGING ACTIVITIES

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2016, such derivatives were used to hedge the variability in cash flows associated with wholesale borrowings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016, the Company’s did not record any hedge ineffectiveness. The Company did not have any derivatives outstanding prior to the quarter ended June 30, 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s liabilities.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition:

	At June 30, 2016
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Derivatives designated as hedging instruments
Interest Rate Products	4	$90,000	$-	$957
Total derivatives designated as hedging instruments	4	$90,000	$-	$957

Weighted average pay rates	1.24%
Weighted average receive rates	0.64%
Weighted average maturity	5.82 years

The table below presents the effect of the Company’s derivative financial instruments as the amount of gain or (loss) on the Consolidated Statements of Income as of June 30, 2016:

	At or for the Three and Six Months Ended June 30, 2016
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Other Comprehensive Income into Interest Expense (Effective Portion)	Amount of Gain or (Loss) Recognized in Other Non-Interest Expense (Ineffective Portion)
Interest Rate Products	$(998)	$(41)	$-

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

Offsetting of Derivative Liabilities as of June 30, 2016:
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Counterparty A	$957	$-	$957	$-	$-	$957

The Company’s  agreements with each of its derivative counterparties state that if the Company defaults on any of its indebtedness, it could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.

The Company’s agreements with certain of its derivative counterparties state that if the Bank fails to maintain its status as a well-capitalized institution, the Bank could be required to terminate its derivative positions with the counterparty.

As of June 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $997. If the Company had breached any of the above provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended June 30, 2016.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the assets that are reported on the consolidated statements of financial condition at fair value as of the date indicated segmented by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2016
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$787	$787	$-	$-
International Equity Mutual Funds	207	207	-	-
Fixed Income Mutual Funds	5,820	5,820	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,244	1,244	-	-
International Equity Mutual Funds	374	374	-	-
Fixed Income Mutual Funds	2,219	2,219	-	-
Pass-through MBS issued by GSEs	406	-	406	-

Financial Liabilities
Derivative – interest rate product	$957	-	$957	-

Assets Measured at Fair Value on a Recurring Basis at December 31, 2015
		Fair Value Measurements Using
Description	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,053	$1,053	$-	$-
International Equity Mutual Funds	281	281	-	-
Fixed Income Mutual Funds	8,867	8,867	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,253	1,253	-	-
International Equity Mutual Funds	383	383	-	-
Fixed Income Mutual Funds	2,120	2,120	-	-
Pass-through MBS issued by GSEs	431	-	431	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of June 30, 2016 and December 31, 2015. Obtaining market values as of June 30, 2016 and December 31, 2015 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

There were no assets measured at fair value on a non-recurring basis as of June 30, 2016 or December 31, 2015.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2016 and December 31, 2015 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of June 30, 2016 and December 31, 2015, there were no impaired loans measured at fair value.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at June 30, 2016 and December 31, 2015 were as follows:

		Fair Value at June 30, 2016 Using
At June 30, 2016	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$89,927	$89,927	$-	$-	$89,927
Investment securities held to maturity (TRUPS)	5,319	-	-	6,805	6,805
Loans, net	5,190,208	-	-	5,213,167	5,213,167
Accrued interest receivable	14,896	-	2	14,894	14,896
FHLBNY capital stock	52,814	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	2,745,744	2,745,744	-	-	2,745,744
Certificates of Deposit ("CDs")	1,034,522	-	1,043,254	-	1,043,354
Escrow and other deposits	92,290	92,964	-	-	92,964
FHLBNY Advances	1,017,125	-	1,026,682	-	1,026,682
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,156	-	2,156	-	2,156

		Fair Value at December 31, 2015 Using
At December 31, 2015	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Cash and due from banks	$64,154	$64,154	$-	$-	$64,154
Investment securities held to maturity (TRUPS)	5,242	-	-	7,051	7,051
Loans, net	4,678,262	-	-	4,722,803	4,722,803
Accrued interest receivable	13,486	-	19	13,467	12,664
FHLBNY capital stock	58,713	N/A	N/A	N/A	N/A
Liabilities:
Savings, money market and checking accounts	2,325,463	2,325,463	-	-	2,325,463
CDs	858,847	-	865,581	-	865,581
Escrow and other deposits	77,130	77,130	-	-	77,130
FHLBNY Advances	1,166,725	-	1,170,274	-	1,170,274
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,259	-	2,259	-	2,259

Cash and Due From Banks – The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

TRUPS Held to Maturity – At both June 30, 2016 and December 31, 2015 the Company owned seven TRUPS classified as held-to-maturity. As a result of improved marketplace stability and enhanced trading activity, broker quotations became the sole valuation source utilized to estimate the fair value of TRUPS as of June 30, 2016 and December 31, 2015. Despite improvement in the overall marketplace conditions, unobservable data was still deemed to have been utilized in the broker quotation pricing, warranting a determination of Level 3 valuation for these securities at June 30, 2016 and December 31, 2015.

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

13.	RETIREMENT AND POSTRETIREMENT PLANS

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

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$-
Interest cost	343	16	343	29
Expected return on assets	(383)	-	(414)	-
Unrecognized past service liability	-	(2)	-	-
Amortization of unrealized loss	428	(1)	480	(13)
Net periodic cost	$388	$13	$409	$16

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$9
Interest cost	686	32	687	538
Expected return on assets	(766)	-	(828)	-
Curtailment gain(1)	-	-	-	(3,394)
Unrecognized past service liability	-	(4)	-	-
Amortization of unrealized loss	858	(2)	959	(25)
Net periodic cost (gain)	$778	$26	$818	$(2,872)

(1)	The Postretirement Plan was amended effective March 31, 2015, whereby future retirees will not be eligible to participate in the plan. This plan amendment resulted in a curtailment gain.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2015 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2016 as follows: BMP - $686, Outside Director Retirement Plan - $208, and Postretirement Plan - $116.  The Company made contributions of $7 to the Employee Retirement Plan during the three months ended June 30, 2016, and $11 during the six months ended June 30, 2016.  The Company made benefit payments of $41 on behalf of the Outside Director Retirement Plan during the three months ended June 30, 2016, and $82 during the six months ended June 30, 2016, and expects to make the remainder of the estimated net contributions or benefit payments during 2016.  The Company made benefit payments totaling $17 on behalf of the Postretirement Plan during the three months ended June 30, 2016, and $50 during the six months ended June 30, 2016, and expects to make the remainder of the anticipated contributions or benefit payments during 2016.  The Company did not make any defined benefit contributions to, or benefit payments on behalf of, the BMP during the three month or six month periods ended June 30, 2016, however, does expect to make benefit payments on behalf of the BMP during 2016.

14.	INCOME TAXES

During the three months ended June 30, 2016 and 2015, the Company's consolidated effective tax rates were 42.2% and 40.9%, respectively. During the six months ended June 30, 2016 and 2015, the Company's consolidated effective tax rates were 42.2% and 40.6%, respectively.  The increase in the consolidated tax rate from 2015 to 2016 was the result of a $68.2 million gain on sale of real estate transaction, which will impact the consolidated tax rate in each quarterly period in 2016.  There were no other significant unusual income tax items during the three-month or six-month periods ended either June 30, 2016 or 2015.

15.	PREMISES HELD FOR SALE

On March 16, 2016, the Bank completed the sale of premises held for sale with an aggregate recorded balance of $8,799 at December 31, 2015.  A gain of $68,183 was recognized on this sale.

During the six months ended June 30, 2016, the Bank re-classified certain real estate utilized as a retail branch and principal office of the Company and the Bank to premises held for sale. The aggregate recorded balance of the premises held for sale was $1,379 at June 30, 2016, the outstanding balance upon transfer. On April 14, 2016, a Purchase and Sale Agreement was executed for the property, for a sale price of $12,300. The sale is expected to close in April 2017.

16.	SUBSEQUENT EVENTS

Effective August 1, 2016, the Bank changed its name to Dime Community Bank.  The new name more accurately reflects the Bank's evolving business model and will allow the Bank to emphasize its broader geographic and business reach while not abandoning its mission to be in the communities it serves, including the virtual community online.

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

The Basel III Capital Rules will increase the required capital levels of the Bank and will subject the Holding Company to consolidated capital rules. The Bank and Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.  The following table summarizes the capital ratios calculated under the Basel III Capital Rules framework as of June 30, 2016.

	Bank	Consolidated Company	Basel III Minimum Requirement	Basel III Minimum Requirement Plus 0.625% Buffer(1)	Basel III Minimum Requirement Plus 2.5% Buffer(2)	Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(3)
Common equity Tier 1 capital to risk weighted assets	11.82%	11.91%	4.5%	5.125%	7.0%	6.5%
Tier 1 Capital to risk weighted assets	11.82	13.53	6.0	6.625	8.5	8.0
Total Capital to risk weighted assets	12.27	13.98	8.0	8.625	10.5	10.0
Tier 1 Capital to average assets (Leverage ratio)	9.13	10.48	4.0	n/a	n/a	5.0
(1)	The 0.625% buffer percentage represents the phased-in requirement as of June 30, 2016.
(2)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(3)	Only the Bank is subject to these requirements.

Implementation of the initial phase capital conservation buffer under the Basel III Capital Rules effective January 1, 2016 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of June 30, 2016, the Bank and the Holding Company would meet all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2016		2015		2016		2015
Performance and Other Selected Ratios:
Return on Average Assets	0.81%		1.01%		2.29%		1.03%
Return on Average Stockholders' Equity	8.23		9.78		23.28		9.98
Stockholders' Equity to Total Assets	9.89		10.29		9.89		10.29
Loans to Deposits at End of Period	137.80		146.79		137.80		146.79
Loans to Earning Assets at End of Period	96.09		95.56		96.09		95.56
Net Interest Spread	2.50		2.88		2.57		2.74
Net Interest Margin	2.68		3.05		2.74		2.93
Average Interest Earning Assets to Average Interest Bearing Liabilities
Non-Interest Expense to Average Assets	1.31		1.44		1.35		1.33
Efficiency Ratio	47.75		47.07		48.58		45.31
Effective Tax Rate	42.17		40.93		42.17		40.57
Dividend Payout Ratio	46.67		43.75		16.77		43.75
Per Share Data:
Reported EPS (Diluted)	$0.30		$0.32		$1.67		$0.64
Cash Dividends Paid Per Share	0.14		0.14		0.28		0.28
Stated Book Value	14.60		12.85		14.60		12.85
Asset Quality Summary:
Net charge-offs (recoveries)	$47		$(1,451)		$26		$(1,367)
Non-performing Loans (including loans held for sale)	4,329		1,292		4,329		1,292
Non-performing Loans/Total Loans	0.08%		0.03%		0.08%		0.03%
Non-performing Assets	$5,600		$2,659		$5,600		$2,659
Non-performing Assets/Total Assets	0.10%		0.06%		0.10%		0.06%
Allowance for Loan Loss/Total Loans	0.36		0.43		0.36		0.43
Allowance for Loan Loss/Non-performing Loans	436.80		1,435.99		436.80		1,435.99
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.47	x	2.71	x	5.17	x	2.61	x
Excluding Interest on Deposits	4.45		4.40		10.60		3.90
(1)	Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

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

Retail branch and Internet banking deposits increased $596.0 million during the six months ended June 30, 2016, compared to $274.0 million during the six months ended June 30, 2015.  Within deposits, core deposits (i.e., non-CDs) increased $420.3 million during the six months ended June 30, 2016 and $302.0 million during the six months ended June 30, 2015.  These increases were due primarily to successful gathering efforts tied to promotional money market offerings.  CDs increased $175.7 million during the six months ended June 30, 2016, as a result of promotional offerings during the period.  CDs declined $28.0 million during the six months ended June 30, 2015. The reduction during the six months ended June 30, 2015 reflected attrition of promotional CDs that matured, as the bank de-emphasized gathering and retaining CDs during the period, focusing instead on gathering and retaining money market and checking deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At June 30, 2016, the Bank had an additional potential borrowing capacity of $921.0 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $149.6 million during the six months ended June 30, 2016, reflecting both the utilization of deposit inflows to fund asset growth and the deployment of the cash proceeds received from the real estate sale during the quarter ended March 31, 2016. The Bank reduced its outstanding FHLBNY advances by $140.0 million during the six months ended June 30, 2015, reflecting both the utilization of deposit inflows to fund asset growth and other operational needs, as well as the prepayment of a $25.0 million, 4.27% fixed-rate advance due to mature in 2016. A prepayment expense of $1.4 million was recognized on the prepayment of the $25.0 million advance.

During the six months ended June 30, 2016, principal repayments totaled $375.6 million on real estate loans (including refinanced loans). During the six months ended June 30, 2015, principal repayments totaled $488.5 million on real estate loans (including refinanced loans) and $1.6 million on MBS, and proceeds from the sale of MBS totaled $24.3 million.  The decrease in principal repayments on real estate loans during the six month period ended June 30, 2016 compared to the six month period ended June 30, 2015 resulted primarily from a decline lower prepayment volume.

No sales of investment securities or MBS available for sale occurred during the six months ended June 30, 2016. Aggregate proceeds from the sales of investment securities and MBS available for sale totaled $26.4 million during the six months ended June 30, 2015, reflecting the liquidation of virtually all outstanding investment securities and MBS available for sale in March 2015. The securities were sold in order to offset the cash disbursement and expense associated with the prepayment of the $25.0 million FHLBNY advance noted previously in this section. A net gain of $1.4 million was recognized on the sales.

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At June 30, 2016, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of real estate loans, mortgage-backed and other securities, the repurchase of Holding Company common stock into treasury, the payment of quarterly cash dividends to holders of the Holding Company's common stock, and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the six months ended June 30, 2016 and 2015, real estate loan originations totaled $734.1 million and $681.9 million, respectively.  The increase reflected the Company's election to compete more aggressively for new loans during the six months ended June 30, 2016 as a result of an increased loan growth target for the year ending December 31, 2016 versus the year ended December 31, 2015. The Company additionally purchased $152.6 million of loan participations during the six months ended June 30, 2016 in order to deploy liquidity from deposit inflows more profitably.

There were no security purchases during the three months ended June 30, 2016 or 2015, as security purchases were de-emphasized during these periods since the yield on highly graded investment securities was deemed unattractive.

The Holding Company did not repurchase any shares of its common stock during the six months ended June 30, 2016. The Holding Company repurchased 20,000 shares of its common stock during the six months ended June 30, 2015 at an aggregate cost of $300,000. As of June 30, 2016, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $17.01 per share closing price of its common stock as of June 30, 2016, the Holding Company would utilize $18.8 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $10.3 million in cash dividends on its common stock during the six months ended June 30, 2016, up from $10.1 million during the six months ended June 30, 2015, reflecting an increase of 465,419 in outstanding shares from July 1, 2015 to June 30, 2016.

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

The following table presents off-balance sheet arrangements as of June 30, 2016:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$35,336	$-	$-	$-	$35,336
Other loan commitments	191,245	-	-	-	191,245
Total Off-Balance Sheet Arrangements	$226,581	$-	$-	$-	$226,581

Asset Quality

General

At both June 30, 2016 and December 31, 2015, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, fifteen non-accrual loans (excluding deposit overdraft loans) totaled $4.3 million at June 30, 2016, and sixteen non-accrual loans (excluding deposit overdraft loans) totaled $1.6 million at December 31, 2015.  During the six months ended June 30, 2016, five loans totaling $3 million were added to non-accrual status, two non-accrual loans totaling $77,000 were returned to accrual status based upon favorable payment performance, two non-accrual loans totaling $208,000 were fully satisfied according to their contractual terms, two loans totaling $23,000 were charged down to zero as they were deemed uncollectible, and principal amortization of $14,000 was recognized on six non-accrual loans.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $12.1 million, consisting of twelve loans, at June 30, 2016, compared to $9.6 million, consisting of nine loans, at December 31, 2015.  During the six months ended June 30, 2016, five new loans totaling $3 million were deemed impaired, two impaired loans totaling $419,000 were fully satisfied according to their contractual terms, and principal amortization totaling $98,000, was recognized on six impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	At June 30, 2016	At December 31, 2015
	(Dollars in Thousands)
Non-accrual loans (excluding non-accrual loans held for sale)	$4,325	$1,611
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(1,017)	(1,116)
TDRs retained on accrual status	8,789	9,066
Impaired loans	$12,097	$9,561

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  One loan for $32,000 was modified during the six month period ending June 30, 2016 in a manner that met the criteria for a TDR.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the six months ended June 30, 2015.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 35.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy, as disclosed on page 35 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At June 30, 2016, all but one TDR were collateralized by real estate that generated rental income.  At December 31, 2015, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Please refer to Note 8 to the condensed consolidated financial statements for a further discussion of TDRs.

OREO

Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a mortgage loan or a deed in lieu of foreclosure is classified as OREO.  Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value (a/k/a fair value) of the property quarterly thereafter.  OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense.  Only the appraised value, or either a contractual or formal marketed value that falls below the appraised value, is used when determining the likely realizable value of OREO at each reporting period.  The Bank typically seeks to dispose of OREO properties in a timely manner.  As a result, OREO properties have generally not warranted subsequent independent appraisals.

OREO properties totaled $18,000 at June 30, 2016 and $148,000 at December 31, 2015. The Bank did not recognize any provisions for losses on OREO properties during the three or six months ended June 30, 2016 or 2015.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At June 30, 2016	At December 31, 2015
	(Dollars in Thousands)
One- to four-family residential including condominium and cooperative apartment	$487	$1,113
Multifamily residential and residential mixed use real estate	3,784	287
Commercial real estate and commercial mixed use real estate	54	207
Consumer	4	4
Total non-accrual loans	4,329	1,611
Non-performing TRUPS	1,253	1,236
OREO	18	148
Total non-performing assets	5,600	2,995
Ratios:
Total non-accrual loans to total loans	0.08%	0.03%
Total non-performing assets to total assets	0.10	0.06

TDRs and Impaired Loans
TDRs	$8,789	$9,273
Impaired loans (1)	12,097	9,561
(1) Amount includes all TDRs at both June 30, 2016 and December 31, 2015.  See the discussion entitled "Impaired Loans" commencing on page 36 for a reconciliation of non-accrual and impaired loans.

Other Potential Problem Loans

•	Loans Delinquent 30 to 89 Days

The Bank had four real estate loans, totaling $535,000, that were delinquent between 30 and 89 days at June 30, 2016, a net reduction of $2.4 million compared to six such loans totaling $3.0 million at December 31, 2015. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

At June 30, 2016 and December 31, 2015, the Bank maintained a reserve of $50,000 associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended June 30, 2016 and December 31, 2015.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	At June 30, 2016	At March 31, 2016	At December 31, 2015
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$-	$-	$-
Substandard loans not deemed impaired or evaluated individually for impairment	43	353	348
Special Mention loans not deemed impaired	36	77	88
Pass graded loans	18,810	18,064	18,058
Sub-total real estate loans	18,889	18,494	18,494
Consumer loans	20	19	20
TOTAL	$18,909	$18,513	$18,514

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net (Charge-offs) recoveries	$(47)	$1,451	$(26)	$1,367
(Credit) Provision	442	(1,135)	421	(1,307)

The allowance for loan losses increased $395,000 during the three months ended June 30, 2016, due primarily to a provision of $442,000 recorded during the period, offset by net charge-offs of $47,000. The provision resulted primarily from growth in the pass graded portion of the real estate loan portfolio.

The allowance for loan losses increased $395,000 during the six months ended June 30, 2016, due primarily to a provision of $421,000 recorded during the period. The provision resulted primarily from growth in the pass graded portion of the real estate loan portfolio.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended June 30, 2016 and 2015, and as of December 31, 2015, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Assets.  Assets totaled $5.6 billion at June 30, 2016, $523.3 million above their level at December 31, 2015.

Real estate loans increased $511.6 million during the six months ended June 30, 2016.  During the six months ended June 30, 2016, the Bank originated $734.1 million of real estate loans (including refinancing of existing loans), and purchased real estate loan participations totaling $152.6 million, which exceeded the $375.6 million of aggregate amortization on such loans (also including refinancing of existing loans) during the period.

 Cash and due from banks increased $25.8 million during the six months ended June 30, 2016, due to the net proceeds of $75.9 million received from the sale of premises during the three months ended March 31, 2016, offset by approximately $50 million used to reduce borrowed funds.  During the six months ended June 30, 2016, the bank completed the sale of premises held for sale with a book value of $8.8 million at December 31, 2015 and upon sale. Net proceeds of $75.9 million were realized on the sale.  On March 24, 2016, premises with an aggregate book value of $1.4 million were transferred to held for sale. In April 2016, the Bank entered into an agreement to sell the premises for $12.3 million. This sale is currently expected to close in April 2017.

Liabilities.  Total liabilities increased $467.7 million during the six months ended June 30, 2016.  Retail deposits (due to depositors) increased $596.0 million and FHLBNY advances declined $149.6 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and decline in FHLBNY advances during the six months ended June 30, 2016.  Mortgagor escrow and other deposits increased by $15.2 million as a result of growth of the real estate loan portfolio.

Stockholders' Equity.  Stockholders' equity increased $55.7 million during the six months ended June 30, 2016, due primarily to net income of $61.2 million, $2.8 million of equity added from stock option exercises, and a $1.9 million aggregate increase related to either expense amortization or income tax benefits associated with stock benefit plans that added to the cumulative balance of stockholders' equity.  Partially offsetting these items was $10.3 million in cash dividends paid during the period.  The change in accumulated other comprehensive loss was immaterial during the six month period ended June 30, 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General.  Net income was $11.2 million during the three months ended June 30, 2016, a decrease of $321,000 from net income of $11.5 million during the three months ended June 30, 2015.  During the comparative period, net interest income increased $2.5 million, and non-interest income increased $628,000.  Offsetting these additions to pre-tax income were increases of $1.7 million in non-interest expense and $1.6 million in the provision for loan losses during the period.  Income tax expense increased $186,000 during the comparative period, as a result of a slightly higher tax rate.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2016 and 2015 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
		2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$5,138,053	$47,358	3.69%	$4,214,674	$43,473	4.13%
Other loans	1,511	24	6.35	1,535	24	5.99
MBS	400	2	2.00	461	2	1.74
Investment securities	20,203	265	5.25	18,491	121	2.62
Federal funds sold and other short-term investments	148,267	721	1.95	100,418	578	2.31
Total interest-earning assets	5,308,434	$48,370	3.64%	4,335,579	$44,198	4.08%
Non-interest earning assets	201,115			219,802
Total assets	$5,509,549			$4,555,381

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$84,835	$61	0.29%	$75,739	$60	0.32%
Money Market accounts	1,892,046	3,865	0.82	1,335,793	2,441	0.73
Savings accounts	369,266	44	0.05	373,430	45	0.05
CDs	1,010,864	3,627	1.44	916,684	3,124	1.37
Borrowed Funds	1,145,058	5,163	1.81	1,010,119	5,458	2.17
Total interest-bearing liabilities	4,502,069	$12,760	1.14%	3,711,765	$11,128	1.20%
Non-interest bearing checking accounts	255,922			209,847
Other non-interest-bearing liabilities	206,526			162,141
Total liabilities	4,964,517			4,083,753
Stockholders' equity	545,032			471,628
Total liabilities and stockholders' equity	$5,509,549			$4,555,381
Net interest income		$35,610			$33,070
Net interest spread			2.50%			2.88%
Net interest-earning assets	$806,365			$623,814
Net interest margin			2.68%			3.05%
Ratio of interest-earning assets to interest-bearing liabilities			117.91%			116.81%

Rate/Volume Analysis

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$9,023	$(5,138)	$3,885
Other loans	-	1	1
MBS	-	-	-
Investment securities	17	127	144
Federal funds sold and other short-term investments	254	(112)	142
Total	$9,294	$(5,122)	$4,172

Interest-bearing liabilities:
Interest bearing checking accounts	$7	$(6)	$1
Money market accounts	1,070	354	1,424
Savings accounts	(1)	-	(1)
CDs	332	171	503
Borrowed funds	671	(966)	(295)
Total	$2,079	$(447)	$1,632
Net change in net interest income	$7,215	$(4,675)	$2,540

The Company’s net interest income and net interest margin during the three months ended June 30, 2016 and 2015 were impacted by the following factors:

•	During the period January 1, 2009 through June 30, 2016, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.50%, helping deposit and borrowing costs remain at historically low levels.

•	Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through June 30, 2016, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $48.7 million during the three months ended June 30, 2016, an increase of $4.2 million from the three months ended June 30, 2015, primarily reflecting an increase of $3.9 million in interest income on real estate loans. The increased income on real estate loans was attributable to growth of $923.4 million in their average balance during the comparative period, as, pursuant to the Company's growth strategy, new originations significantly exceeded amortization and satisfactions during the period July 1, 2015 through June 30, 2016.  Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 44 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition.

Interest Expense.  Interest expense increased $1.6 million, to $12.8 million, during the three months ended June 30, 2016, from $11.1 million during the three months ended June 30, 2015.  The increased interest expense was mainly attributable to growth in money market deposits average balance of $556.3 million, and average cost by 9 basis points. The increase in the money market average balance was due to successful promotional activities.  Offsetting this increase was a $295,000 decline in interest expense on borrowed funds, as a decline in the average rate to 1.81% from 2.17% outweighed the $134.9 million increase in their average balance in the comparative period.

Provision for Loan Losses. The Company recognized a provision for loan losses of $442,000 during the three months ended June 30, 2016 compared to a credit (negative provision) of $1.1 million during the three months ended June 30, 2015.  The increase in loan loss provision resulted mainly from growth in the real estate loan portfolio, offset by the continued improvement in the overall credit quality of the loan portfolio.

Non-Interest Income.  Total non-interest income increased $628,000 from the three months ended June 30, 2015 to the three months ended June 30, 2016, due to $484,000 of additional income from BOLI related to the receipt of a mortality benefit due to the passing of an insured officer, and $197,000 in additional mortgage and other service fees.

Non-Interest Expense.  Non-interest expense was $18.1 million during the three months ended June 30, 2016, an increase of $1.7 million from $16.4 million during the three months ended June 30, 2015, reflecting increases of $625,000 in occupancy and equipment expense, $379,000 in data processing costs, and $353,000 in marketing expense during the comparative period.  The $625,000 increase in occupancy expense was attributable to new leases related to de novo retail branches and a new corporate headquarters.  The $379,000 increase in data processing costs was the result of various technology enhancement initiatives related to customer banking services. The $353,000 increase in marketing expense was tied mainly to deposit gathering initiatives.

Non-interest expense was 1.31% of average assets during the three months ended June 30, 2016, compared to 1.44% during the three months ended June 30, 2015. The decrease resulted from a $954.2 million increase in average assets during the comparative period, offset by the increase of $1.7 million in non-interest expense.

Income Tax Expense.   Income tax expense approximated $8.2 million during the three months ended June 30, 2016, up slightly from $8.0 million during the three months ended June 30, 2015.  The Company's consolidated tax rate was 42.2% during the three months ended June 30, 2016, up from 40.9% during the three months ended June 30, 2015.  The increase in the consolidated tax rate was a result of the $68.2 million gain on sale of real estate transaction, which will impact the consolidated tax rate in each quarterly period in 2016.

Comparison of Operating Results for the Six months Ended June 30, 2016 and 2015

General.  Net income was $61.2 million during the six months ended June 30, 2016, an increase of $37.9 million from net income of $23.3 million during the six months ended June 30, 2015.  During the comparative period, net interest income increased $7.1 million, the provision for loan losses increased by $1.7 million, non-interest income increased $67.1 million and non-interest expense increased $5.7 million. Income tax expense increased $28.7 million during the comparative period, as a result of $66.7 million of additional pre-tax income.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2016 and 2015 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
		2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$4,977,574	$93,009	3.74%	$4,193,548	$85,261	4.07%
Other loans	1,466	48	6.55	1,598	48	6.01
MBS	407	4	1.97	11,790	183	3.10
Investment securities	20,210	438	4.33	18,453	290	3.14
Federal funds sold and other short-term investments	132,382	1,382	2.09	93,303	1,228	2.63
Total interest-earning assets	5,132,039	$94,881	3.70%	4,318,692	$87,010	4.03%
Non-interest earning assets	208,420			219,157
Total assets	$5,340,459			$4,537,849

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$82,337	$117	0.29%	$76,413	$115	0.30%
Money Market accounts	1,790,974	7,244	0.81	1,257,753	4,356	0.70
Savings accounts	368,487	91	0.05	372,869	91	0.05
CDs	970,936	6,939	1.44	922,362	6,328	1.38
Borrowed Funds	1,163,586	10,249	1.77	1,086,551	12,956	2.40
Total interest-bearing liabilities	4,376,320	$24,640	1.13%	3,715,948	$23,846	1.29%
Non-interest bearing checking accounts	258,450			201,746
Other non-interest-bearing liabilities	179,597			153,006
Total liabilities	4,814,367			4,070,700
Stockholders' equity	526,092			467,149
Total liabilities and stockholders' equity	$5,340,459			$4,537,849
Net interest income		$70,241			$63,164
Net interest spread			2.57%			2.74%
Net interest-earning assets	$755,719			$602,744
Net interest margin			2.74%			2.93%
Ratio of interest-earning assets to interest-bearing liabilities			117.27%			116.22%

Rate/Volume Analysis

	Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$15,304	$(7,556)	$7,748
Other loans	(4)	4	-
MBS	(144)	(35)	(179)
Investment securities	33	115	148
Federal funds sold and other short-term investments	460	(306)	154
Total	$15,649	$(7,778)	$7,871

Interest-bearing liabilities:
Interest bearing checking accounts	$(8)	$(6)	$2
Money market accounts	2,024	864	2,888
Savings accounts	(1)	1	-
CDs	335	276	611
Borrowed funds	804	(3,511)	(2,707)
Total	$3,170	$(2,376)	$794
Net change in net interest income	$12,479	$(5,402)	$7,077

The Company’s net interest income and net interest margin during the six months ended June 30, 2016 and 2015 were impacted by the following factors:

•	During the period January 1, 2009 through June 30, 2016, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.50%, helping deposit and borrowing costs remain at historically low levels.

•	Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through June 30, 2016, has resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $94.9 million during the six months ended June 30, 2016, an increase of $7.9 million from the six months ended June 30, 2015, primarily reflecting increases in interest income of $7.7 million on real estate loans, $148,000 on investment securities, and $154,000 on federal funds sold and other short term investments. The increased interest income on real estate loans reflected growth of $784.0 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period July 1, 2015 through June 30, 2016. Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 33 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition. The increase in interest income on investment securities reflected growth of $1.8 million in their average balance combined with an increase of 119 basis points in their average yield.  The increase in interest income on federal funds sold and other short-term investments reflected an increase of $39.1 million in their average balance, offset by a 54 basis point decline in their average yield during the comparable period.

Interest Expense.  Interest expense approximated $24.6 million during the six months ended June 30, 2016, an increase of $794,000 from the six months ended June 30, 2015, primarily reflecting increases in interest expense of $2.9 million on money market accounts and $611,000 on CDs, offset by a reduction of $2.7 million  in interest expense on borrowed funds. The increase of $2.9 million in interest expense on money market deposits reflected successful promotional activities that increased their average balance by $533.2 million and their average cost by 11 basis points from the six months ended June 30, 2015 to the six months ended June 30, 2016.  The $611,000 increase in interest expense on CDs reflected an increase in their average balance by $48.6 million and their average cost by 6 basis points, as the Bank competed more aggressively for CDs during the first six months of 2016 compared to the first six months in 2015.  Interest expense on borrowings declined $2.7 million due to a reduction of 63 basis points in their average cost, which outweighed the increase in their average balance of $77.0 million for the six months ended June 30, 2016 as compared to the same period in 2015.

Provision for Loan Losses. The Company recognized a provision for loan losses of $421,000 during the six months ended June 30, 2016, compared to a credit (negative provision) for loan losses of $1.3 million during the six months ended June 30, 2015.  The credit (negative provision) recognized during the six months ended June 30, 2015 reflected both continued improvement in the overall credit quality of the loan portfolio from July 1, 2014 through June 30, 2015, and a $1.5 million recovery of previously charged-off amounts from the favorable resolution of the Bank's largest problem loan in this period.  The $421,000 provision for loan losses recognized during the six months ended June 30, 2016 resulted mainly from growth in the real estate loan portfolio, offset by continued improvement in the overall credit quality of the loan portfolio.

Non-Interest Income.  Total non-interest income increased $67.1 million from the six months ended June 30, 2015 to the six months ended June 30, 2016, due primarily to a gain of $68.2 million recognized on the sale of real estate during the six months ended June 30, 2016 and $387,000 of increased income from BOLI during the comparative period. Partially offsetting these increases were a $1.3 million gain on the sale of MBS, and a decline in service charges and other fees during the comparative period as a result of lower transaction volume.

Non-Interest Expense.  Non-interest expense was $36.0 million during the six months ended June 30, 2016, an increase of $5.8 million from $30.2 million during the six months ended June 30, 2015, primarily reflecting increases of $308,000 in occupancy and equipment expense, $699,000 of data processing costs, $193,0000 in FDIC insurance premiums, and $564,000 in marketing expense during the comparative period. Also contributing to the increase was a non-recurring $3.4 million reduction recognized in salaries and employee benefits from the curtailment of certain postretirement health benefits that occurred in the six month period ended June 30, 2015.  Excluding the impact of the $3.4 million defined benefit curtailment, non-interest expense would have increased by $2.3 million during the comparative period. The $308,000 increase in occupancy and equipment expense was attributable to new leases related to two de novo retail branches and a new corporate headquarters, offset by the accelerated depreciation of some automated teller machine equipment that occurred in the six month period ended June 30, 2015.  The $699,000 increase in data processing costs was the result of various technology enhancement initiatives related to customer banking services. The $193,000 increase in FDIC insurance premiums was attributable to $802.6 million growth in average assets.  The $564,000 increase in marketing expense was attributable to deposit gathering initiatives.  The remaining increase in non-interest expense was experienced in other operating expenses.

Non-interest expense was 1.35% of average assets during the six months ended June 30, 2016, and, excluding the non-recurring $3.4 million reduction, 1.48% of average assets during the six months ended June 30, 2015. The decrease was mainly due to the growth in average assets outweighing the growth in non-interest expense.

Income Tax Expense.  Income tax expense approximated $44.7 million during the six months ended June 30, 2016, up from $15.9 million during the six months ended June 30, 2015, due to an increase of $66.7 million in pre-tax income during the comparative period.  The $66.7 million increase in pre-tax income was primarily attributable to the $68.2 million gain on sale of real estate that occurred during the six month period ended June 30, 2016.  The Company's consolidated tax rate was 42.2% during the six months ended June 30, 2016, up from 40.6% during the six months ended June 30, 2015, primarily due to the additional tax related to the $68.2 million gain on sale of real estate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2015 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 11, 2016.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2016, the Company owned thirteen mutual fund investments totaling $6.8 million that were designated as trading.  At June 30, 2016, the Company conducted four transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2015 to June 30, 2016.  See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The calculated EVEs incorporate some asset and liability values derived from the Bank’s valuation model, such as those for mortgage loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank's MBS portfolio, as well as all borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third party, and over various interest rate scenarios.  Such results are utilized in determining estimates of deposit decay rates in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

The analysis that follows presents, as of June 30, 2016 and December 31, 2015, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both June 30, 2016 and December 31, 2015.

	At June 30, 2016			At December 31, 2015
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$480,437	$(74,421)	-4.8%	$515,779	$(63,058)	-12.2%
Pre-Shock Scenario	504,415	-	-	578,837	-	-

The Bank’s Pre-Shock Scenario EVE decreased from $578.8 million at December 31, 2015 to $504.4 million at June 30, 2016. The factors contributing to the less favorable valuation at June 30, 2016 included a decrease in the value of the Bank's real estate loans and an increase in the value of the core deposit liability. The less favorable valuation of real estate loans resulted primarily from a decline in portfolio rate from December 31, 2015 to June 30, 2016, due to amortization and satisfactions of loans carrying above market rates.  The increase in the value of the Bank's core deposit liability reflected growth in higher rate promotional money market accounts during the six months ended June 30, 2016.

The Bank’s EVE in the +200 basis point Rate Shock Scenario decreased from $515.8 million at December 31, 2015 to $480.4 million at June 30, 2016. The factors contributing to the less favorable valuation included the previously noted decrease in the value of the Bank’s real estate loans and increase in the value of the core deposit liability from December 31, 2015 to June 30, 2016. Partially offsetting the decrease was a more favorable valuation on the Bank’s wholesale borrowing portfolio, as the duration of the portfolio increased at June 30, 2016 as a result of the additional $90 million of wholesale borrowings with a weighted average maturity of 5.82 years.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending June 30, 2017 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(9.4)%
+ 100 Basis Points	(5.1)
-100 Basis Points	10.6

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2016, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The Holding Company did not repurchase any shares of its common stock into treasury during the three months ended June 30, 2016. No existing repurchase programs expired during the three months ended June 30, 2016, nor did the Company terminate any repurchase programs prior to expiration during the period. As of June 30, 2016, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (17)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (11)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (7)
10.22	Waiver executed by Vincent F. Palagiano (6)
10.23	Waiver executed by Michael P. Devine (6)
10.24	Waiver executed by Kenneth J. Mahon (6)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (5)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (5)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (8)
10.30	Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (19)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (8)
10.32	Amendment to the Benefit Maintenance Plan (13)
10.33	Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (14)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (15)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (16)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (16)
10.37	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)
10.38	Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (18)
10.39	Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)

10.40	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (20)
10.41	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (21)
10.42	Form of performance share award notice for officers under 2013 Equity and Incentive Plan
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three- month and six-months periods ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(5)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(6)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(8)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(9)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(14)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(16)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.
(17)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 23, 2014.
(18)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.
(19)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 7, 2015.
(20)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 6, 2015.
(21)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 9, 2016	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2016	By: /s/ Michael Pucella
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)