Form 10-Q
period 2016-09-30
DIME COMMUNITY BANCSHARES INC
filed 2016-11-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2016
OR

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐          NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 9, 2016
$.01 Par Value	37,543,852

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	the net interest margin is subject to material short-term fluctuation based upon market rates;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of Dime Community Bank (the "Bank");
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
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

•	The risks referred to in the section entitled "Risk Factors."

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	September 30, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$80,870	$64,154
Total cash and cash equivalents	80,870	64,154
Investment securities held-to-maturity (estimated fair value of $6,858 and $7,051 at September 30, 2016 and December 31, 2015, respectively)(fully unencumbered)	5,356	5,242
Investment securities available-for-sale, at fair value (fully unencumbered)	3,933	3,756
Mortgage-backed securities available-for-sale, at fair value (fully unencumbered)	3,647	431
Trading securities	6,890	10,201
Loans:
Real estate, net	5,488,491	4,695,186
Consumer loans	1,675	1,590
Less allowance for loan losses	(20,049)	(18,514)
Total loans, net	5,470,117	4,678,262
Premises and fixed assets, net	15,666	15,150
Premises held for sale	1,379	8,799
Federal Home Loan Bank of New York ("FHLBNY") capital stock	46,739	58,713
Other real estate owned ("OREO")	18	148
Bank Owned Life Insurance ("BOLI")	85,767	85,019
Goodwill	55,638	55,638
Other assets	45,766	47,359
Total Assets	$5,821,786	$5,032,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$3,888,566	$2,925,129
Non-interest bearing deposits	270,698	259,181
Total deposits	4,159,264	3,184,310
Escrow and other deposits	117,309	77,130
FHLBNY advances	882,125	1,166,725
Trust Preferred securities payable	70,680	70,680
Other liabilities	37,117	40,080
Total Liabilities	5,266,495	4,538,925

Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2016 and December 31, 2015)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,520,581 shares and 53,326,753 shares issued at September 30, 2016 and December 31, 2015, respectively, and 37,543,852 shares and 37,371,992 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	535	533
Additional paid-in capital	265,227	262,798
Retained earnings	507,956	451,606
Accumulated other comprehensive loss, net of deferred taxes	(8,110)	(8,801)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(2,140)	(2,313)
Unearned Restricted Stock Award common stock	(2,303)	(2,271)
Common stock held by Benefit Maintenance Plan ("BMP")	(6,859)	(9,354)
Treasury stock, at cost (15,976,729 shares and 15,954,761 shares at September 30, 2016 and December 31, 2015, respectively)	(199,015)	(198,251)
Total Stockholders' Equity	555,291	493,947
Total Liabilities And Stockholders' Equity	$5,821,786	$5,032,872

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans secured by real estate	$48,090	$42,109	$141,099	$127,370
Other loans	28	22	76	70
Mortgage backed securities	2	1	6	184
Investment securities	129	254	567	544
Federal funds sold and other short-term investments	707	510	2,089	1,738
Total interest income	48,956	42,896	143,837	129,906
Interest expense:
Deposits and escrow	8,635	5,890	23,026	16,780
Borrowed funds	4,974	5,192	15,223	18,148
Total interest expense	13,609	11,082	38,249	34,928
Net interest income	35,347	31,814	105,588	94,978
Provision (credit) for loan losses	1,168	416	1,589	(891)
Net interest income after provision (credit) for loan losses	34,179	31,398	103,999	95,869
Non-interest income:
Service charges and other fees	1,123	1,013	2,566	2,562
Net mortgage banking income	16	41	71	154
Net gain (loss) on securities and other assets	69	(138)	148	1,287
Net gain on the sale of premises held for sale	-	-	68,183	-
Income from BOLI	570	620	2,173	1,837
Other	293	363	976	1,037
Total non-interest income	2,071	1,899	74,117	6,877
Non-interest expense:
Salaries and employee benefits	8,616	8,370	26,132	22,870
Stock benefit plan amortization expense	815	885	2,539	2,767
Occupancy and equipment	3,250	2,531	8,992	7,965
Data processing costs	1,284	1,023	3,735	2,775
Federal deposit insurance premiums	613	575	1,933	1,703
Other	3,654	2,740	10,862	8,274
Total non-interest expense	18,232	16,124	54,193	46,354
Income before income taxes	18,018	17,173	123,923	56,392
Income tax expense	7,481	7,092	52,141	23,004
Net income	$10,537	$10,081	$71,782	$33,388

Earnings per Share:
Basic	$0.29	$0.28	$1.95	$0.92
Diluted	$0.29	$0.28	$1.95	$0.92

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$10,537	$10,081	$71,782	$33,388
Other comprehensive income:
Change in unrealized holding loss on securities held-to-maturity and transferred securities	21	20	62	39
Change in unrealized holding gain on securities available-for-sale	107	(176)	169	(1,525)
Change in pension and other postretirement obligations	425	478	1,275	348
Change in unrealized loss on derivative liability	708	-	(249)	-
Other comprehensive gain (loss) before income taxes	1,261	322	1,257	(1,138)
Deferred tax expense (benefit)	568	146	566	(512)
Other comprehensive income (loss), net of tax	693	176	691	(626)
Total other comprehensive income	$11,230	$10,257	$72,473	$32,762

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
 (Dollars in thousands)

	Nine Months ended September 30, 2016
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of ESOP	Unearned Restricted Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2016	37,371,992	$533	$262,798	$451,606	$(8,801)	$(2,313)	$(2,271)	$(9,354)	$(198,251)	$493,947
Net Income	-	-	-	71,782	-	-	-	-	-	71,782
Other comprehensive income, net of tax	-	-	-	-	691	-	-	-	-	691
Exercise of stock options, net of expired options	193,828	2	2,735	-	-	-	-	-	-	2,737
Release of shares, net of forfeitures	85,040	-	714	-	-	-	(807)	(222)	707	392
Stock-based compensation	-	-	980	-	-	173	775	-	349	2,277
Shares received to satisfy distribution of retirement benefits	(107,008)	-	(2,717)	-	-	-	-	2,717	(1,820)	(1,820)
Tax benefit from market valuation adjustment on distribution of BMP ESOP shares	-	-	717	-	-	-	-	-	-	717
Cash dividends declared and paid	-	-	-	(15,432)	-	-	-	-	-	(15,432)
Ending balance as of September 30, 2016	37,543,852	$535	$265,227	$507,956	$(8,110)	$(2,140)	$(2,303)	$(6,859)	$(199,015)	$555,291

	Nine Months ended September 30, 2015
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of ESOP	Unearned Restricted Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2015	36,855,019	$529	$254,358	$427,126	$(8,547)	$(2,545)	$(3,066)	$(9,164)	$(198,966)	$459,725
Net Income	-	-	-	33,388	-	-	-	-	-	33,388
Other comprehensive loss, net of tax	-	-	-	-	(626)	-	-	-	-	(626)
Exercise of stock options	274,355	3	4,053	-	-	-	-	-	-	4,056
Release of shares, net of forfeitures	79,500	-	680	-	-	-	(1,061)	(190)	988	417
Stock-based compensation	-	-	815	-	-	174	1,418	-	-	2,407
Cash dividends declared and paid	-	-	-	(15,188)	-	-	-	-	-	(15,188)
Repurchase of common stock	(20,000)	-	-	-	-	-	-	-	(300)	(300)
Ending balance as of September 30, 2015	37,188,874	$532	$259,906	$445,326	$(9,173)	$(2,371)	$(2,709)	$(9,354)	$(198,278)	$483,879

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$71,782	$33,388
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment and mortgage backed securities sold	-	(1,384)
Net (gain) loss recognized on trading securities	(108)	97
Net gain on the sale of OREO	(40)	-
Net gain on sale of premises held for sale	(68,183)	-
Net depreciation, amortization and accretion	1,611	2,178
Stock plan compensation (excluding ESOP)	1,435	1,449
ESOP compensation expense	842	958
Provision (Credit) for loan losses	1,589	(891)
Increase in cash surrender value of BOLI	(1,689)	(1,837)
Income recognized from mortality benefit on BOLI	(484)	-
Deferred income tax (credit) provision	(1,993)	148
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	(78)	-
Excess tax benefit from stock benefit plans	(142)	(204)
Changes in assets and liabilities:
Decrease in other assets	2,999	4,178
(Decrease) Increase in other liabilities	(1,220)	6,469
Net cash provided by Operating activities	6,321	44,549
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	-	127
Proceeds from sales of investment securities available-for-sale	-	2,070
Proceeds from the sales of trading securities	3,648	1,340
Proceeds from sales of mortgage backed securities available for sale	-	24,307
Purchases of investment securities available-for-sale	(2)	(2,038)
Purchases of mortgage backed securities available-for-sale	(3,267)	-
Acquisition of trading securities	(229)	(1,572)
Proceeds from calls and principal repayments of mortgage backed securities available-for-sale	45	1,589
Proceeds from the sale of loans held for sale previously classified as portfolio loans	-	9,905
Purchases of loans	(157,782)	-
Loans originated, net of repayments	(635,662)	(381,530)
Proceeds from sale of OREO	170	-
Proceeds from surrender of cash surrender value of BOLI	1,425	-
Net proceeds from the sale of premises held for sale	75,899	-
Purchases of fixed assets, net	(2,397)	(1,071)
Redemption of FHLBNY capital stock	11,974	4,059
Net cash used in Investing Activities	(706,178)	(342,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	974,954	369,705
Increase in escrow and other deposits	40,179	39,211
Repayments of FHLBNY advances	(2,892,500)	(1,829,000)
Proceeds from FHLBNY advances	2,607,900	1,725,000
Proceeds from exercise of stock options	2,900	4,056
Excess tax benefit from stock benefit plans	142	204
Release of stock for benefit plan awards	250	213
BMP ESOP shares received to satisfy distribution of retirement benefits	(1,820)	-
Treasury shares repurchased	-	(300)
Cash dividends paid to stockholders	(15,432)	(15,188)
Net cash provided by Financing Activities	716,573	293,901
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,716	(4,364)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,154	78,437
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,870	$74,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$43,525	$18,809
Cash paid for interest	38,216	35,269
Loans transferred to OREO	-	130
Transfer of premises to held for sale	1,379	8,799
Loans transferred to held for sale	-	9,534
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	36	58
Net decrease (increase) in non-credit component of OTTI	25	(18)

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

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

Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflects the Bank’s evolving business model and emphasizes its broader geographic and business reach while retaining the Bank’s mission to be in and of the communities it serves, including the virtual on line community.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-five full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate and mixed used loans, as well as mortgage-backed securities ("MBS"), obligations of the U.S. Government and Government Sponsored Enterprises ("GSEs"), and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

2.	SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 2016 and December 31, 2015, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and the changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2016 and 2015.  The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2016.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, (Topic 606).  ASU 2014-09 impacts any entity that either enters into contracts with customers to transfer goods or services, or that enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (i.e., insurance contracts or lease contracts).  Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Adoption of ASU 2014-09 is not expected to have a material impact upon the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating the potential impact of ASU 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted. The Company is evaluating the potential impact of ASU 2016-02 on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on eight specific cash flow issues in order to reduce diversity in the manner in which certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, however, early adoption is permitted. The Company is evaluating the potential impact of ASU 2016-15 on its consolidated financial statements.

4.	TREASURY STOCK

The Holding Company did not repurchase any of its common stock (“Common Stock”) into treasury during the three or nine-month periods ended September 30, 2016, or the three-month period ended September 30, 2015.  The Holding Company repurchased 20,000 shares of Common Stock into treasury during the nine months ended September 30, 2015 at a weighted average cost of $15.00 per share.

 On July 1, 2016, the Company received 107,008 shares of Common Stock from a retired participant of the BMP using the previous day’s closing price of $17.01 in lieu of payment of tax withholdings. These shares were returned to treasury stock on July 6, 2016.

On April 29, 2016, 60,675 shares of Common Stock were released from treasury in order to fulfill benefit obligations under the 2013 Equity and Incentive Plan, and 12,424 shares of treasury stock were released in order to fulfill benefit obligations under the BMP.  The closing price of the Common Stock on that date was $18.11, and the shares were released utilizing the average historical cost method.

On March 24, 2016, 28,044 shares of the Common Stock were released from treasury in order to satisfy potential future performance-based equity awards under the 2016 Long-Term Incentive Plan.  The closing price of the Common Stock on that date was $17.35, and the shares were released utilizing the average historical cost method.

On April 30, 2015, 68,069 shares of the Common Stock were released from treasury in order to fulfill benefit obligations under the 2013 Equity and Incentive Plan.  The closing price of the Common Stock on that date was $15.92, and the shares were released utilizing the average historical cost method.

On April 23, 2015, 11,557 shares of the Common Stock were released from treasury in order to fulfill benefit obligations under the BMP. The closing price of the Common Stock on that date was $16.37, and the shares were released utilizing the average historical cost method.

Shares either released from treasury stock for earned equity awards or returned to treasury stock due to forfeited equity awards were otherwise immaterial during the three-month and nine-month periods ended September 30, 2016 and 2015.

5.	OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held- to-Maturity and Transferred Securities	Securities Available-for- Sale	Defined Benefit Plans	Derivative Liability	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2016	$(760)	$(122)	$(7,919)	$-	$(8,801)
Other comprehensive income (loss) before reclassifications	36	98	702	(163)	673
Amounts reclassified from accumulated other comprehensive loss	-	-	-	18	18
Net other comprehensive income (loss) during the period	36	98	702	(145)	691
Balance as of September 30, 2016	$(724)	$(24)	$(7,217)	$(145)	$(8,110)

Balance as of January 1, 2015	$(826)	$736	$(8,457)	$-	$(8,547)
Other comprehensive income (loss) before reclassifications	21	(77)	(586)	-	(642)
Amounts reclassified from accumulated other comprehensive loss	-	(760)	776	-	16
Net other comprehensive income (loss) during the period	21	(837)	190	-	(626)
Balance as of September 30, 2015	$(805)	$(101)	$(8,267)	$-	$(9,173)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities available-for-sale are included in the line entitled net gain (loss) on securities and other assets in the accompanying condensed consolidated statements of income. Reclassification adjustments related to the defined benefit plan are included in the line entitled salaries and employee benefits.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion (Amortization) of previously recognized non-credit component of OTTI	$9	$9	$25	$(18)
Change in unrealized loss on securities transferred to held-to-maturity	12	11	37	57
Net change	21	20	62	39
Tax expense	7	9	26	18
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	14	11	36	21
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized gain during the period	107	(176)	169	(141)
Reclassification adjustment for net gains included in net gain (loss) on securities and other assets	-	-	-	(1,384)
Net change	107	(176)	169	(1,525)
Tax expense (benefit)	43	(79)	71	(688)
Net change in unrealized holding gain on securities available-for-sale	64	(97)	98	(837)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in salaries and employee benefits expense	425	478	1,275	1,412
Change in the net actuarial gain or loss	-	-	-	(1,064)
Net change	425	478	1,275	348
Tax expense	191	216	573	158
Net change in pension and other postretirement obligations	234	262	702	190
Change in unrealized loss on derivative liability:
Change in net unrealized loss during the period	717	-	(281)	-
Reclassification adjustment for expense included in interest expense	(9)	-	32	-
Net change	708	-	(249)	-
Tax expense (benefit)	327	-	(104)	-
Net change in unrealized loss on derivative liability	381	-	(145)	-
Other comprehensive income (loss)	$693	$176	$691	$(626)

6.	EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing income attributable to Common Stock by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into Common Stock, and likely aggregate Long-term Incentive Plan (“LTIP”) share payout.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury stock and unallocated ESOP shares are excluded.  Vested restricted stock award shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested restricted stock award shares and LTIP shares not yet awarded are recognized as a special class of participating securities under ASC 260.

The following is a reconciliation of the numerators and denominators of basic EPS and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income per the Consolidated Statements of Income	$10,537	$10,081	$71,782	$33,388
Less: Dividends paid and earnings allocated to participating securities	(26)	(31)	(85)	(105)
Income attributable to Common Stock	$10,511	$10,050	$71,697	$33,283
Weighted average common shares outstanding, including participating securities	36,910,594	36,552,925	36,904,324	36,414,645
Less: weighted average participating securities	(168,767)	(224,102)	(209,152)	(252,162)
Weighted average common shares outstanding	36,741,827	36,328,823	36,695,172	36,162,483
Basic EPS	$0.29	$0.28	$1.95	$0.92
Income attributable to Common Stock	$10,511	$10,050	$71,697	$33,283
Weighted average common shares outstanding	36,741,827	36,328,823	36,695,172	36,162,483
Weighted average common equivalent shares outstanding	46,480	92,631	61,446	87,887
Weighted average common and equivalent shares outstanding	36,788,307	36,421,454	36,756,618	36,250,370
Diluted EPS	$0.29	$0.28	$1.95	$0.92

Common equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the Common Stock over the exercise price of outstanding in-the-money stock options during the period.

There were 79,783 and 80,000 weighted-average stock options outstanding for the three-month periods ended September 30, 2016 and 2015, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.  There were 79,927 and 132,976 weighted-average stock options outstanding for the nine-month periods ended September 30, 2016 and 2015, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

For information about the calculation of likely aggregate LTIP share payout, see Footnote 7.

7.	ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month and nine-month periods ended September 30, 2016 and 2015, the Holding Company and Bank maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (collectively, the "Stock Plans"), which are discussed more fully in Note 14 to the Company's audited consolidated financial statements for the year ended December 31, 2015, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the nine-month period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	465,246	$14.87
Options granted	-	-
Options exercised	(193,828)	14.23
Options that expired prior to exercise	(10,000)	18.18
Options outstanding at September 30, 2016	261,418	$15.22	2.3	$501
Options vested and exercisable at September 30, 2016	261,418	$15.22	2.3	$501

Information related to the Stock Plans during each period is as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015
Intrinsic value of options exercised	$-	$-	$732	$384
Compensation expense recognized	-	-	-	31

There were no grants of stock options during the three-month and nine-month periods ended September 30, 2016 or 2015. There was no unrecognized compensation expense as of September 30, 2016.

Restricted Stock Awards

The Company, from time to time, issues restricted stock awards to outside directors and certain officers under the 2004 Stock Incentive Plan or 2013 Equity and Incentive Plan. Typically, awards to outside directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four-year period.

The following table presents a summary of activity related to the restricted stock awards granted under the 2004 Stock Incentive Plan or 2013 Equity and Incentive Plan, and changes during the nine-month period then ended:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2016	223,894	$15.36
Shares granted	60,675	18.11
Shares vested	(116,042)	15.09
Shares forfeited	(14,346)	16.39
Unvested allocated shares at September 30, 2016	154,181	$16.55

Information related to restricted stock awards under the Stock Plans during each period is as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average grant-date fair value of shares granted	$-	$-	$18.11	$15.92
Compensation expense recognized	366	434	1,195	1,418

As of September 30, 2016, unrecognized compensation cost relating to unvested restricted shares totaled $1,940. This amount will be recognized over a remaining weighted average period of 2.0 years.

Performance Based Equity Awards

During the nine months ended September 30, 2016, the Company established the LTIP, a long term incentive award program to certain officers that meets the criteria for equity-based accounting.  For each award, threshold (50% of target), target (100% of target) and maximum (150% of target) payment opportunities are eligible to be earned over a three-year performance period based on the Company's relative performance on certain measurement goals that were established at the onset of the performance period and cannot be altered subsequently.

The following table presents a summary of activity related to performance based equity awards, and changes during the nine-month period then ended:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Maximum aggregate share payout at January 1, 2016	28,044	$17.35
Shares forfeited	(3,314)	17.35
Maximum aggregate share payout at September 30, 2016	24,730	17.35
Minimum aggregate share payout	-	-
Likely aggregate share payout	14,426	$17.35

Compensation expense recorded for performance based equity awards was $19 and $67 for the three and nine-month periods ended September 30, 2016, respectively.  There was no expense recognized in the prior period as this award program was established in the nine-month period ended September 30, 2016.

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

The Bank had no loans classified as doubtful as of September 30, 2016 or December 31, 2015. All real estate loans not classified as Special Mention or Substandard were deemed pass loans at both September 30, 2016 and December 31, 2015.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

Balance at September 30, 2016
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate Loans
Pass	$73,557	$4,447,110	$395,070	$544,551	$5,460,288
Special Mention	214	3,785	2,133	528	6,660
Substandard	1,526	7,251	5,506	7,260	21,543
Doubtful	-	-	-	-	-
Total	$75,297	$4,458,146	$402,709	$552,339	$5,488,491

Balance at December 31, 2015
Grade	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate Loans
Not Graded(1)	$7,698	$-	$-	$-	$7,698
Pass	61,256	3,743,298	370,110	473,242	4,647,906
Special Mention	945	9,759	1,622	4,857	17,183
Substandard	2,196	6,850	5,543	7,810	22,399
Doubtful	-	-	-	-	-
Total	$72,095	$3,759,907	$377,275	$485,909	$4,695,186
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

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at September 30, 2016	Balance at December 31, 2015
Performing	$1,673	$1,586
Non-accrual	2	4
Total	$1,675	$1,590

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

	At September 30, 2016
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$14	$-	$-	$485	$499	$74,798	$75,297
Multifamily residential and residential mixed use	-	-	534	3,219	3,753	4,454,393	4,458,146
Commercial mixed use real estate	-	-	396	169	565	402,144	402,709
Commercial real estate	-	-	1,235	-	1,235	551,104	552,339
Total real estate	$14	$-	$2,165	$3,873	$6,052	$5,482,439	$5,488,491
Consumer	$2	$4	$-	$2	$8	$1,667	$1,675
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2016.

	At December 31, 2015
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$127	$-	$625	$1,113	$1,865	$70,230	$72,095
Multifamily residential and residential mixed use	2,235	-	2,514	287	5,036	3,754,871	3,759,907
Commercial mixed use real estate	-	406	406	-	812	376,463	377,275
Commercial real estate	200	-	987	207	1,394	484,515	485,909
Total real estate	$2,562	$406	$4,532	$1,607	$9,107	$4,686,079	$4,695,186
Consumer	$1	$1	$-	$4	$6	$1,584	$1,590
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2015.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on five real estate loans with an aggregate outstanding balance of $2,165 at September 30, 2016, and twelve real estate loans with an aggregate outstanding balance of $4,532 at December 31, 2015, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings ("TDRs")

The following table summarizes outstanding TDRs by underlying collateral type and accrual status as of the dates indicated:

	As of September 30, 2016		As of December 31, 2015
	No. of Loans	Balance	No. of Loans	Balance
Accruing TDRs:
One- to four-family residential, including condominium and cooperative apartment	2	$410	2	$598
Multifamily residential and residential mixed use	3	667	3	696
Commercial mixed use real estate	1	4,282	1	4,344
Commercial real estate	1	3,380	1	3,428
Non-accruing TDRs:
Commercial real estate	-	-	1	207
Total real estate	7	$8,739	8	$9,273

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both September 30, 2016 and December 31, 2015.

There were no loans modified in a manner that met the criteria of a TDR during the three-month periods ended September 30, 2016 or 2015, or the nine-month period ended September 30, 2015.  The Company modified one one- to four-family residential loan in a manner that met the criteria of a TDR during the nine-month period ended September 30, 2016.

The Bank's allowance for loan losses at September 30, 2016 and December 31, 2015 did not reflect any allocated reserve associated with TDRs.

As of September 30, 2016 and December 31, 2015, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month or nine-month periods ended September 30, 2016 or 2015 (thus no impact to the allowance for loan losses during those periods).

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

The allowance for loan losses may consist of specific and general components.  The Bank’s periodic evaluation of its allowance for loan losses is comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; and (2) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Due to their small homogeneous balances, consumer loans were not individually evaluated for impairment as of either September 30, 2016 or December 31, 2015.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At September 30, 2016 and December 31, 2015, there were no allocated reserves related to TDRs within the allowance for loan losses.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Loan Component

During the nine month period ended September 30, 2016, the Bank refined the calculation of the allowance for loan losses associated with non-impaired loans using third party software purchased by the Bank. The software model is substantially similar to the previous model used by the Bank whereby the primary drivers of the calculation are historical charge-offs by loan type and certain qualitative elements. The historical loss look-back period for Substandard and Special Mention non-impaired loans was expanded from the previous twelve month period to a forty-eight month period, which is aligned with the same historical loss look-back period used for all Pass-graded loans.  Management has evaluated the impact of these changes and concluded that they are not material to the overall allowance for non-impaired loans.

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with non-impaired real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and condominium or cooperative apartment; 2) multifamily residential and residential mixed use; 3) commercial mixed use real estate, 4) commercial real estate; and 5) construction and land acquisition.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for non-impaired real estate loans:

(i)	Charge-off experience (including peer charge-off experience)
(ii)	Economic conditions
(iii)	Underwriting standards or experience
(iv)	Loan concentrations
(v)	Regulatory climate
(vi)	Nature and volume of the portfolio
(vii)	Changes in the quality and scope of the loan review function

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience - Loans within the non-impaired loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied to reflect probable incurred loss percentages.  The Bank also reviews and considers the charge-off experience of peer banks in its lending marketplace in order to determine whether potential losses that could take a longer period to flow through its allowance for loan losses possibly exist.

(ii) Economic conditions - The Bank assigned a loss allocation to its entire non-impaired real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.

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

Substandard and Special Mention Non-Impaired Loan Components as of December 31, 2015

At December 31, 2015, the reserve allocated within the allowance for loan losses associated with non-impaired loans internally classified as Substandard or Special Mention reflected expected loss percentages on the Bank's pool of such loans that were derived based upon an analysis of historical losses over the previous twelve month period for each loan component.  The loss percentage resulting from this analysis was then applied to the aggregate pool of non-impaired Substandard and Special Mention loans at December 31, 2015. The portion of the allowance for loan losses attributable to non-impaired Substandard loans was $348 at December 31, 2015.  The portion of the allowance for loan losses attributable to non-impaired Special Mention loans was $88 at December 31, 2015.

Based upon the methodologies used for the non-impaired Substandard and Special Mention loan components at December 31, 2015, increases or decreases in the amount of either non-impaired Substandard loans or charge-offs associated with such loans, or a change in the measurement timeframe utilized to derive the expected loss percentage, would impact the level of reserves determined on such loans.  As a result, the allowance for loan losses associated with non-impaired Substandard and Special Mention loans was subject to volatility.

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade at December 31, 2015.

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

The following table presents data regarding the allowance for loan losses and loans evaluated for impairment by class of loan within the real estate loan segment as well as for the aggregate consumer loan segment:

At or for the Three Months Ended September 30, 2016
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$192	$14,826	$1,684	$2,187	$18,889	$20
Provision (credit) for loan losses	(48)	1,293	36	(115)	1,166	2
Charge-offs	(4)	(14)	(8)	-	(26)	(2)
Recoveries	-	-	-	-	-	-
Ending balance	$140	$16,105	$1,712	$2,072	$20,029	$20

Ending balance – loans individually evaluated for impairment	$410	$3,356	$4,451	$3,380	$11,597	$-
Ending balance – loans collectively evaluated for impairment	74,887	4,454,790	398,258	548,959	5,476,894	1,675
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	140	16,105	1,712	2,072	20,029	20

At December 31, 2015
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Ending balance – loans individually evaluated for impairment	$598	$983	$4,345	$3,635	$9,561	$-
Ending balance – loans collectively evaluated for impairment	71,497	3,758,924	372,930	482,274	4,685,625	1,590
Allowance balance associated with loans individually evaluated for impairment	-	-	-	-	-	-
Allowance balance associated with loans collectively evaluated for impairment	263	14,118	1,652	2,461	18,494	20

At or for the Three Months Ended September 30, 2015
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$126	$14,374	$1,682	$2,349	$18,531	$22
Provision (credit) for loan losses	19	288	92	18	417	(1)
Charge-offs	(6)	(1)	-	(4)	(11)	-
Recoveries	1	-	-	-	1	-
Ending balance	$140	$14,661	$1,774	$2,363	$18,938	$21

At or for the Nine Months Ended September 30, 2016
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$263	$14,118	$1,652	$2,461	$18,494	$20
Provision (credit) for loan losses	(94)	2,024	70	(412)	1,588	1
Charge-offs	(31)	(74)	(10)	-	(115)	(2)
Recoveries	2	37	-	23	62	1
Ending balance	$140	$16,105	$1,712	$2,072	$20,029	$20

At or for the Nine Months Ended September 30, 2015
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$150	$13,852	$1,644	$2,823	$18,469	$24
Provision (credit) for loan losses	99	848	143	(1,980)	(890)	(1)
Charge-offs	(113)	(42)	(37)	(5)	(197)	(2)
Recoveries	4	3	24	1,525	1,556	-
Ending balance	$140	$14,661	$1,774	$2,363	$18,938	$21

The following tables summarize impaired real estate loans as of or for the periods indicated (by collateral type within the real estate loan segment):

	At September 30, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$410	$410	$-	$412	$6	$452	$47
Multifamily Residential and Residential Mixed Use	3,356	3,356	-	3,643	99	2,310	138
Commercial Mixed Use Real Estate	4,451	4,451	-	4,404	43	4,383	131
Commercial Real Estate	3,380	3,380	-	3,388	34	3,456	102
Total with no related allowance recorded	11,597	11,597	-	11,847	182	10,601	418

With related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	-	-	-	-	-	-	-
Multifamily Residential and Residential Mixed Use	-	-	-	-	-	-	-
Commercial Mixed Use Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-	-
Total with related allowance recorded	-	-	-	-	-	-	-

Total:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	410	410	-	412	6	452	47
Multifamily Residential and Residential Mixed Use	3,356	3,356	-	3,643	99	2,310	138
Commercial Mixed Use Real Estate	4,451	4,451	-	4,404	43	4,383	131
Commercial Real Estate	3,380	3,380	-	3,388	34	3,456	102
Ending balance	$11,597	$11,597	$-	$11,847	$182	$10,601	$418
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

	At December 31, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$635	$598	$-	$601	$11	$602	$34
Multifamily Residential and Residential Mixed Use	983	983	-	1,074	10	1,123	56
Commercial Mixed Use Real Estate	4,345	4,345	-	4,383	44	4,388	132
Commercial Real Estate	3,642	3,635	-	5,169	35	5,929	106
Total with no related allowance recorded	9,605	9,561	-	11,227	100	12,042	328

With related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	-	-	-	-	-	-	-
Multifamily Residential and Residential Mixed Use	-	-	-	-	-	-	-
Commercial Mixed Use Real Estate	-	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	1,375	97
Total with related allowance recorded	-	-	-	-	-	1,375	97

Total:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	635	598	-	601	11	602	34
Multifamily Residential and Residential Mixed Use	983	983	-	1,074	10	1,123	56
Commercial Mixed Use Real Estate	4,345	4,345	-	4,383	44	4,388	132
Commercial Real Estate	3,642	3,635	-	5,169	35	7,304	203
Ending balance	$9,605	$9,561	$-	$11,227	$100	$13,417	$425
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

10.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company (excluding trading securities) for the periods indicated:

	September 30, 2016
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities (“TRUPS”)	$5,356	$1,931	$(429)	$6,858

Investment securities available-for-sale:
Registered Mutual Funds	3,992	63	(122)	3,933
Pass-through MBS issued by GSEs	3,640	13	(6)	3,647
Total investment securities available-for-sale	7,632	76	(128)	7,580
Total investment securities	$12,988	$2,007	$(557)	$14,438
(1) Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUPS, amount is also net of the $760 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

	December 31, 2015
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
TRUPS	$5,242	$2,154	$(345)	$7,051

Investment securities available-for-sale:
Registered Mutual Funds	3,990	25	(259)	3,756
Pass-through MBS issued by GSEs	418	13	-	431
Total investment securities available-for-sale	4,408	38	(259)	4,187
Total investment securities	$9,650	$2,192	$(604)	$11,238
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

 The held-to-maturity TRUPS had a weighted average term to maturity of 18.3 years at September 30, 2016.  At September 30, 2016, the pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 4.1 years. All of the pass-through MBS issued by GSEs possess an annual interest rate adjustment.

There were no sales of registered mutual funds available-for-sale during the three-month periods ended September 30, 2016 or 2015, or nine-month period ended September 30, 2016.  Proceeds from the sale of registered mutual funds available-for-sale totaled $2,070 during the nine months ended September 30, 2015. Gross gains of $4 and gross losses of $8 were recognized on these sales.  There were no sales of MBS available-for-sale during the three-month periods ended September 30, 2016 or 2015, or nine-month period ended September 30, 2016. Proceeds from the sale of MBS available-for-sale totaled $24,307 during the nine months ended September 30, 2015. Gross gains of $1,395 and gross losses of $7 were recognized on these sales.

There were no sales of trading securities during the three-month periods ended September 30, 2016 or 2015, or the nine month period ended September 30, 2015.  The entire gain/loss on securities shown in the unaudited condensed consolidated statements of income during those periods resulted from market valuation changes or sales of trading securities.  Proceeds from the sale of trading securities were $3,648 during nine-month period ended September 30, 2016.  Gross gains of $3 and gross losses of $45 were recognized on these sales.

Tax provisions related to the gains on sales of registered mutual funds and MBS available-for-sale recognized during the three-month and nine-month periods ended September 30, 2015 are disclosed in the condensed consolidated statements of comprehensive income.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	September 30, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUPS	$-	$-	$2,306	$429	$2,306	$429

Investment securities available-for-sale:
Registered Mutual Funds	-	-	1,823	122	1,823	122
Pass-through MBS issued by GSEs	3,262	6	-	-	3,262	6

	December 31, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUPS	$-	$-	$2,359	$345	$2,359	$345

Investment securities available-for-sale:
Registered Mutual Funds	3,026	259	-	-	3,026	259

TRUPS That Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At September 30, 2016, there were two TRUPS with unrealized holding losses for 12 or more consecutive months. The impairment of one of those TRUPS was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

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

The unrealized loss on the second TRUP with unrealized holding losses for 12 or more consecutive months was considered to be other than temporary. See below for a discussion of other than temporary impairment.

TRUPS with Other than Temporary Impairment

As of each reporting period through September 30, 2016, the Company applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUPS that were determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of September 30, 2016, five TRUPS were determined to meet the criteria for OTTI based upon this analysis, and no additional OTTI charges were recognized.

The following tables provide a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUPS, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the period ended:

	Three Months Ended September 30,
	2016			2015
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,665	$562	$9,227	$8,769	$596	$9,365
Amortization of previously recognized OTTI	(26)	(9)	(35)	(26)	(9)	(35)
Cumulative pre-tax balance at end of the period	$8,639	$553	$9,192	$8,743	$587	$9,330

	Nine Months Ended September 30,
	2016			2015
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,717	$578	$9,295	$8,945	$569	$9,514
Accretion (Amortization) of previously recognized OTTI	(78)	(25)	(103)	(202)	18	(184)
Cumulative pre-tax balance at end of the period	$8,639	$553	$9,192	$8,743	$587	$9,330

11.	DERIVATIVES AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2016, such derivatives were used to hedge the variability in cash flows associated with wholesale borrowings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended September 30, 2016, the Company’s did not record any hedge ineffectiveness. The Company did not have any derivatives outstanding prior to the quarter ended June 30, 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s liabilities.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition:

	At September 30, 2016
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities

Derivatives designated as hedging instruments Interest Rate Products	4	$90,000	$-	$249
Total derivatives designated as hedging instruments	4	$90,000	$-	$249

Weighted average pay rates	1.24%
Weighted average receive rates	0.81%
Weighted average maturity	5.57 years

The table below presents the effect of the Company’s derivative financial instruments as the amount of gain or (loss) on the Consolidated Statements of Income as of September 30, 2016:

	At or for the Three Months Ended September 30, 2016
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Other Comprehensive Income into Interest Expense (Effective Portion)	Amount of Gain or (Loss) Recognized in Other Non-Interest Expense (Ineffective Portion)
Interest Rate Products	$717	$(9)	$-

	At or for the Nine Months Ended September 30, 2016
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Other Comprehensive Income into Interest Expense (Effective Portion)	Amount of Gain or (Loss) Recognized in Other Non-Interest Expense (Ineffective Portion)
Interest Rate Products	$(281)	$32	$-

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Statements of Financial Condition.

Offsetting of Derivative Liabilities as of September 30, 2016:

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Offset in the Statements of Financial Condition	presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Counterparty A	$249	$-	$249	$-	$-	$249

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

As of September 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $220. If the Company had breached any of the above provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended September 30, 2016.

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

The following tables present the assets and liabilities measured at fair value on a recurring basis as of the dates indicated, segmented by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at September 30, 2016 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$834	$834	$-	$-
International Equity Mutual Funds	222	222	-	-
Fixed Income Mutual Funds	5,834	5,834	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,307	1,307	-	-
International Equity Mutual Funds	397	397	-	-
Fixed Income Mutual Funds	2,229	2,229	-	-
Pass-through MBS issued by GSEs	3,647	-	3,647	-

Financial Liabilities
Derivative – interest rate product	$249	-	$249	-

		Fair Value Measurements at December 31, 2015 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,053	$1,053	$-	$-
International Equity Mutual Funds	281	281	-	-
Fixed Income Mutual Funds	8,867	8,867	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,253	1,253	-	-
International Equity Mutual Funds	383	383	-	-
Fixed Income Mutual Funds	2,120	2,120	-	-
Pass-through MBS issued by GSEs	431	-	431	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of September 30, 2016 and December 31, 2015. Obtaining market values as of September 30, 2016 and December 31, 2015 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

There were no assets measured at fair value on a non-recurring basis as of September 30, 2016 or December 31, 2015.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at September 30, 2016 and December 31, 2015 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of September 30, 2016 and December 31, 2015, there were no impaired loans measured at fair value.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at September 30, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements at September 30, 2016 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$80,870	$80,870	$-	$-	$80,870
Investment securities held to maturity (TRUPS)	5,356	-	-	6,858	6,858
Loans, net	5,470,117	-	-	5,507,493	5,507,493
Accrued interest receivable	15,192	-	11	15,181	15,192
FHLBNY capital stock	46,739	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,091,323	3,091,323	-	-	3,091,323
Certificates of Deposits (“CDs”)	1,067,941	-	1,076,637	-	1,076,637
Escrow and other deposits	117,309	117,309	-	-	117,309
FHLBNY Advances	882,125	-	888,141	-	888,141
Trust Preferred securities payable	70,680	-	70,327	-	70,327
Accrued interest payable	2,291	-	2,291	-	2,291

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$64,154	$64,154	$-	$-	$64,154
Investment securities held to maturity (TRUPS)	5,242	-	-	7,051	7,051
Loans, net	4,678,262	-	-	4,722,803	4,722,803
Accrued interest receivable	13,486	-	19	13,467	13,486
FHLBNY capital stock	58,713	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	2,325,463	2,325,463	-	-	2,325,463
CDs	858,847	-	865,581	-	865,581
Escrow and other deposits	77,130	77,130	-	-	77,130
FHLBNY Advances	1,166,725	-	1,170,274	-	1,170,274
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,259	-	2,259	-	2,259

Cash and Due From Banks – The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

TRUPS Held to Maturity – At both September 30, 2016 and December 31, 2015 the Company owned seven TRUPS classified as held-to-maturity. As a result of improved marketplace stability and enhanced trading activity, broker quotations became the sole valuation source utilized to estimate the fair value of TRUPS as of September 30, 2016 and December 31, 2015. Despite improvement in the overall marketplace conditions, unobservable data was still deemed to have been utilized in the broker quotation pricing, warranting a determination of Level 3 valuation for these securities at September 30, 2016 and December 31, 2015.

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

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$-
Interest cost	343	16	344	18
Expected return on assets	(383)	-	(414)	-
Unrecognized past service liability	-	(2)	-	-
Amortization of unrealized loss	428	(1)	480	(2)
Net periodic cost	$388	$13	$410	$16

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$9
Interest cost	1,028	47	749	556
Expected return on assets	(1,149)	-	(1,242)	-
Curtailment gain(1)	-	-	-	(3,394)
Unrecognized past service liability	-	(6)	-	-
Amortization of unrealized loss	1,284	(3)	1,257	(27)
Net periodic cost (gain)	$1,163	$38	$764	$(2,856)
(1)	The Postretirement Plan was amended effective March 31, 2015, whereby future retirees will not be eligible to participate in the plan. This plan amendment resulted in a curtailment gain.

The Company disclosed in its consolidated financial statements for the year ended December 31, 2015 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2016 as follows: BMP - $686, Outside Director Retirement Plan - $208, and Postretirement Plan - $116.  The Company made contributions of $4 to the Employee Retirement Plan during the three months ended September 30, 2016, and $15 during the nine months ended September 30, 2016.  The Company made benefit payments of $41 on behalf of the Outside Director Retirement Plan during the three months ended September 30, 2016, and $123 during the nine months ended September 30, 2016, and expects to make the remainder of the estimated benefit payments during 2016.  The Company made benefit payments totaling $43 on behalf of the Postretirement Plan during the three months ended September 30, 2016, and $94 during the nine months ended September 30, 2016, and expects to make the remainder of the anticipated contributions or benefit payments during 2016.  The Company made benefit payments totaling $46 on behalf of the BMP during the three month and nine month periods ended September 30, 2016, and expects to make benefit payments of $35 on behalf of the BMP during the remainder of 2016.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans.  On July 1, 2016, in addition to benefit payments from the defined benefit plan component of the BMP discussed above, a retired participant elected a gross lump-sum distribution of $7,736.  The distribution was satisfied by 239,822 shares of Common Stock (market value of $4,088) held by the ESOP component of the BMP and cash of $3,648 held by the defined contribution plan components of the BMP.  As a result of the distribution, a non-cash tax benefit of $717 was recognized for the difference between the market value and cost basis of the Common Stock held by the BMP, which reduces tax payable and increases Additional Paid-in Capital.

14.	INCOME TAXES

During the three months ended September 30, 2016 and 2015, the Company's consolidated effective tax rates were 41.5% and 41.3%, respectively. During the nine months ended September 30, 2016 and 2015, the Company's consolidated effective tax rates were 42.1% and 40.8%, respectively.  The increase in the consolidated tax rate from 2015 to 2016 was the result of a $68.2 million gain on sale of real estate transaction, which will impact the consolidated tax rate in each quarterly period in 2016.  There were no other significant unusual income tax items during the three-month or nine-month periods ended either September 30, 2016 or 2015.

15.	PREMISES HELD FOR SALE

On March 16, 2016, the Bank completed the sale of premises held for sale with an aggregate recorded balance of $8,799 at December 31, 2015.  A gain of $68,183 was recognized on this sale.

During the nine months ended September 30, 2016, the Bank re-classified certain real estate utilized as a retail branch and principal office of the Company and the Bank to premises held for sale. The aggregate recorded balance of the premises held for sale was $1,379 at September 30, 2016, the outstanding balance upon transfer. On April 14, 2016, a Purchase and Sale Agreement was executed for the property, for a sale price of $12,300. The sale is expected to close in April 2017.

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

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2016		2015		2016		2015
Performance and Other Selected Ratios:
Return on Average Assets	0.75%		0.86%		1.76%		0.97%
Return on Average Stockholders' Equity	7.63		8.38		17.89		9.44
Stockholders' Equity to Total Assets	9.54		10.01		9.54		10.01
Loans to Deposits at End of Period	132.00		148.28		132.00		148.28
Loans to Earning Assets at End of Period	96.45		95.57		96.45		95.57
Net Interest Spread	2.44		2.69		2.52		2.72
Net Interest Margin	2.59		2.84		2.69		2.90
Average Interest Earning Assets to Average Interest Bearing Liabilities	116.14		116.44		116.87		116.30
Non-Interest Expense to Average Assets	1.29		1.37		1.33		1.35
Efficiency Ratio	48.82		47.63		48.66		46.09
Effective Tax Rate	41.52		41.30		42.08		40.79
Dividend Payout Ratio	48.28		50.00		21.54		45.65
Per Share Data:
Reported EPS (Diluted)	$0.29		$0.28		$1.95		$0.92
Cash Dividends Paid Per Share	0.14		0.14		0.42		0.42
Stated Book Value	14.79		13.01		14.79		13.01
Asset Quality Summary:
Net charge-offs (recoveries)	$29		$10		$54		$(1,357)
Non-performing Loans (including loans held for sale)	3,875		1,590		3,875		1,590
Non-performing Loans/Total Loans	0.07%		0.04%		0.07%		0.04%
Non-performing Assets	$5,155		$2,965		$5,155		$2,965
Non-performing Assets/Total Assets	0.09%		0.06%		0.09%		0.06%
Allowance for Loan Loss/Total Loans	0.37		0.42		0.37		0.42
Allowance for Loan Loss/Non-performing Loans	517.39		1,192.39		517.39		1,192.39
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.29	x	2.51	x	4.14	x	2.58	x
Excluding Interest on Deposits	4.35		4.13		8.55		3.97
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

Retail branch and Internet banking deposits increased $975.0 million during the nine months ended September 30, 2016, compared to $369.7 million during the nine months ended September 30, 2015.  Within deposits, core deposits (i.e., non-CDs) increased $765.9 million during the nine months ended September 30, 2016 and $408.3 million during the nine months ended September 30, 2015. The increases in retail branch and Internet banking deposits during the comparative period were due primarily to successful gathering efforts tied to promotional money market offerings in line with the Company’s growth strategy.  CDs increased $209.1 million during the nine months ended September 30, 2016, as a result of promotional offerings during the period.  CDs declined $38.6 million during the nine months ended September 30, 2015 as a result of attrition of promotional CDs that matured, as the Bank de-emphasized gathering and retaining CDs during the period, focusing instead on gathering and retaining money market and checking deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At September 30, 2016, the Bank had an additional potential borrowing capacity of $1.2 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $284.6 million during the nine months ended September 30, 2016, reflecting both the utilization of deposit inflows to fund asset growth and the deployment of the cash proceeds received from the real estate sale during the quarter ended March 31, 2016. The Bank reduced its outstanding FHLBNY advances by $104.0 million during the nine months ended September 30, 2015, reflecting both the utilization of deposit inflows to fund asset growth and other operational needs, as well as the prepayment of a $25.0 million, 4.27% fixed-rate advance due to mature in 2016. A prepayment expense of $1.4 million was recognized on the prepayment of the $25.0 million advance.

During the nine months ended September 30, 2016, principal repayments totaled $544.6 million on real estate loans (including refinanced loans) compared to $683.5 million during the nine months ended September 30, 2015. The decrease in principal repayments on real estate loans during the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 resulted primarily from a lower prepayment volume.

No sales of registered mutual funds or MBS available-for-sale occurred during the nine months ended September 30, 2016. Aggregate proceeds from the sales of registered mutual funds and MBS available-for-sale totaled $26.4 million during the nine months ended September 30, 2015, reflecting the liquidation of virtually all outstanding registered mutual funds and MBS available-for-sale in March 2015. The securities were sold in order to offset the cash disbursement and expense associated with the prepayment of the $25.0 million FHLBNY advance noted previously in this section. A net gain of $1.4 million was recognized on the sales.

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At September 30, 2016, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The following table summarizes the Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of September 30, 2016:

	Bank	Consolidated Company	Basel III Minimum Requirement	Basel III Minimum Requirement Plus 0.625% Buffer(1)	Basel III Minimum Requirement Plus 2.5% Buffer(2)	Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(3)
Common equity Tier 1 capital to risk weighted assets	11.22%	11.24%	4.5%	5.125%	7.0%	6.5%
Tier 1 Capital to risk weighted assets	11.22	12.76	6.0	6.625	8.5	8.0
Total Capital to risk weighted assets	11.67	13.20	8.0	8.625	10.5	10.0
Tier 1 Capital to average assets (Leverage ratio)	9.04	10.29	4.0	n/a	n/a	5.0
(1)	The 0.625% buffer percentage represents the phased-in requirement as of September 30, 2016.
(2)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(3)	Only the Bank is subject to these requirements.

Implementation of the initial phase capital conservation buffer under the Basel III Capital Rules effective January 1, 2016 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of September 30, 2016, the Bank and the Holding Company would satisfy all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of real estate loans, mortgage-backed and other securities, the repurchase of Common Stock into treasury, the payment of quarterly cash dividends to holders of the Common Stock, and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the nine months ended September 30, 2016 and 2015, real estate loan originations totaled $1.2 billion and $1.1 billion, respectively.  The increase reflected the Company's election to compete more aggressively for new loans during the nine months ended September 30, 2016 as a result of an increased loan growth target for the year ending December 31, 2016 versus the year ended December 31, 2015. The Company additionally purchased $157.8 million of loan participations during the nine months ended September 30, 2016 in order to deploy liquidity from deposit inflows more profitably.  Security purchases were de-emphasized during the nine months ended September 30, 2016 and 2015, as the yield offered in highly graded investment securities was not deemed sufficiently attractive.

The Holding Company did not repurchase any shares of its Common Stock during the nine months ended September 30, 2016. The Holding Company repurchased 20,000 shares of Common Stock during the nine months ended September 30, 2015 at an aggregate cost of $300,000. As of September 30, 2016, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $16.76 per share closing price of its Common Stock as of September 30, 2016, the Holding Company would utilize $18.5 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $15.4 million in cash dividends on Common Stock during the nine months ended September 30, 2016, up from $15.2 million during the nine months ended September 30, 2015, reflecting an increase of 354,978 in outstanding shares from October 1, 2015 to September 30, 2016.

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

The following table presents off-balance sheet arrangements as of September 30, 2016:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$38,691	$-	$-	$-	$38,691
Other loan commitments	201,515	-	-	-	201,515
Total Off-Balance Sheet Arrangements	$240,206	$-	$-	$-	$240,206

Asset Quality

General

At both September 30, 2016 and December 31, 2015, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 10 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's permanent portfolio, fifteen non-accrual loans (excluding deposit overdraft loans) totaled $3.9 million at September 30, 2016, and sixteen non-accrual loans (excluding deposit overdraft loans) totaled $1.6 million at December 31, 2015.  During the nine months ended September 30, 2016, six loans totaling $3.2 million were added to non-accrual status, two non-accrual loans totaling $77,000 were returned to accrual status based upon favorable payment performance, three non-accrual loans totaling $743,000 were fully satisfied according to their contractual terms, two loans totaling $23,000 were charged down to zero as they were deemed uncollectible, and principal amortization of $46,000 was recognized on eight non-accrual loans.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) was approximately $11.6 million, consisting of twelve loans, at September 30, 2016, compared to $9.6 million, consisting of nine loans, at December 31, 2015.  During the nine months ended September 30, 2016, six new loans totaling $3.2 million were deemed impaired, three impaired loans totaling $954,000 were fully satisfied according to their contractual terms, and principal amortization totaling $178,000 was recognized on nine impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans (1):
One- to four-family residential, including condominium and cooperative apartment	$1,015	$1,113
Multifamily residential and residential mixed use real estate	2,689	287
Commercial mixed use real estate	169	-
Commercial real estate	-	207
Consumer	2	4
Total non-accrual loans	3,875	1,611
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(1,017)	(1,116)
TDRs:
One- to four-family residential, including condominium and cooperative apartment	410	598
Multifamily residential and residential mixed use real estate	667	696
Commercial mixed use real estate	4,282	4,344
Commercial real estate	3,380	3,428
Total TDRs	8,739	9,066
Impaired loans	$11,597	$9,561
(1) Total non-accrual loans include some loans that were modified in a manner that met the criteria for a TDR. These non-accruing TDRs totaled $207,000 at December 31, 2015, and are included in the non-accrual loans total. There were no non-accruing TDRs at September 30, 2016.

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  One loan for $32,000 was modified during the nine-month period ended September 30, 2016 in a manner that met the criteria for a TDR.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three months ended September 30, 2016 or 2015, or nine months ended September 30, 2015.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 36.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy, as disclosed on page 36 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At September 30, 2016, all but one TDR were collateralized by real estate that generated rental income.  At December 31, 2015, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

OREO properties totaled $18,000 at September 30, 2016 and $148,000 at December 31, 2015. The Bank did not recognize any provisions for losses on OREO properties during the three or nine months ended September 30, 2016 or 2015.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Non-accrual loans	$3,875	$1,611
Non-performing assets:
Non-performing TRUPS	1,262	1,236
OREO	18	148
Total non-performing assets	$5,155	$2,995
Ratios:
Total non-accrual loans to total loans	0.07%	0.03%
Total non-performing assets to total assets	0.09	0.06

Other Potential Problem Loans

 Loans Delinquent 30 to 89 Days

The Bank had one real estate loan, totaling $14,000, that was delinquent between 30 and 89 days at September 30, 2016, compared to six such loans totaling $3.0 million at December 31, 2015. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $25,000 and $50,000 as of September 30, 2016 and December 31, 2015, respectively. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate and consumer loans, along with periodic associated activity, remained constant during the periods ended September 30, 2016 and December 31, 2015.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	September 30, 2016	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Real Estate Loans:
Impaired loans	$-	$-	$-
Substandard loans not deemed impaired or evaluated individually for impairment	185	99	348
Special Mention loans not deemed impaired	48	71	88
Pass graded loans	19,796	18,719	18,058
Total real estate loans	20,029	18,889	18,494
Consumer loans	20	20	20
Total	$20,049	$18,909	$18,514

Activity related to the allowance for loan losses is summarized for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net (Charge-offs) recoveries	$(29)	$10	$(54)	$(1,357)
(Credit) Provision	1,168	416	1,589	(891)

The allowance for loan losses increased $1.1 million during the three months ended September 30, 2016, due primarily to a provision of $1.2 million recorded during the period. The provision resulted primarily from growth in the pass graded portion of the real estate loan portfolio.

The allowance for loan losses increased $1.5 million during the nine months ended September 30, 2016, due primarily to a provision of $1.6 million recorded during the period. The provision resulted primarily from growth in the pass graded portion of the real estate loan portfolio.

For a further discussion of the allowance for loan losses and related activity during the three-month and nine-month periods ended September 30, 2016 and 2015, and as of December 31, 2015, please see Note 9 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Assets.  Assets totaled $5.8 billion at September 30, 2016, $788.9 million above their level at December 31, 2015.

Real estate loans increased $793.3 million during the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, the Bank originated $1.2 billion of real estate loans (including refinancing of existing loans), and purchased real estate loan participations totaling $157.8 million, which exceeded the $544.6 million of aggregate amortization on such loans (also including refinancing of existing loans) during the period.

Cash and due from banks increased $16.7 million during the nine months ended September 30, 2016, due to the net proceeds of $75.9 million received from the sale of premises during the three months ended March 31, 2016, offset by approximately $59.2 million used to reduce borrowed funds.  During the nine months ended September 30, 2016, the Bank completed the sale of premises held for sale with a book value of $8.8 million at December 31, 2015 and upon sale. Net proceeds of $75.9 million were realized on the sale.  On March 24, 2016, premises with an aggregate book value of $1.4 million were transferred to held for sale. In April 2016, the Bank entered into an agreement to sell the premises for $12.3 million. This sale is currently expected to close in April 2017.

Liabilities.  Total liabilities increased $727.6 million during the nine months ended September 30, 2016.  Retail deposits (due to depositors) increased $975.0 million and FHLBNY advances declined $284.6 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and decline in FHLBNY advances during the nine months ended September 30, 2016.  Mortgagor escrow and other deposits increased by $40.2 million as a result of growth of the real estate loan portfolio.

Stockholders' Equity.  Stockholders' equity increased $61.3 million during the nine months ended September 30, 2016, due primarily to net income of $71.8 million, $2.7 million of equity added from stock option exercises, and a $2.3 million aggregate increase related to expense amortization.  Partially offsetting these items was $15.4 million in cash dividends paid during the period.  The change in accumulated other comprehensive loss was immaterial during the nine- month period ended September 30, 2016.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General.  Net income was $10.5 million during the three months ended September 30, 2016, an increase of $456,000 from net income of $10.1 million during the three months ended September 30, 2015.  During the comparative period, net interest income increased $3.5 million, and non-interest income increased $172,000.  Offsetting these additions to pre-tax income were increases of $2.1 million in non-interest expense and $752,000 in the provision for loan losses during the period.  Income tax expense increased $389,000 during the comparative period, as a result of a slightly higher tax rate.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2016 and 2015 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$5,328,712	$48,090	3.61%	$4,368,777	$42,109	3.86%
Other loans	1,730	28	6.47	1,548	22	5.68
MBS	456	2	1.75	439	1	0.91
Investment securities	16,718	129	3.09	18,602	254	5.46
Federal funds sold and other short-term investments	105,454	707	2.68	89,318	510	2.28
Total interest-earning assets	5,453,070	$48,956	3.59%	4,478,684	$42,896	3.83%
Non-interest earning assets	200,033			212,324
Total assets	$5,653,103			$4,691,008

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$91,979	$55	0.24%	$75,082	$74	0.39%
Money Market accounts	2,196,387	4,702	0.85	1,417,796	2,717	0.76
Savings accounts	366,921	46	0.05	370,454	45	0.05
CDs	1,056,346	3,832	1.44	891,769	3,054	1.36
Borrowed Funds	983,756	4,974	2.01	1,091,258	5,192	1.89
Total interest-bearing liabilities	4,695,389	$13,609	1.15%	3,846,359	$11,082	1.14%
Non-interest bearing checking accounts	262,120			233,224
Other non-interest-bearing liabilities	143,224			130,356
Total liabilities	5,100,733			4,209,939
Stockholders' equity	552,370			481,069
Total liabilities and stockholders' equity	$5,653,103			$4,691,008
Net interest income		$35,347			$31,814
Net interest spread			2.44%			2.69%
Net interest-earning assets	$757,681			$632,325
Net interest margin			2.59%			2.84%
Ratio of interest-earning assets to interest-bearing liabilities			116.14%			116.44%

Rate/Volume Analysis

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$8,982	$(3,001)	$5,981
Other loans	3	3	6
MBS	-	1	1
Investment securities	(21)	(104)	(125)
Federal funds sold and other short-term investments	100	97	197
Total	$9,064	$(3,004)	$6,060

Interest-bearing liabilities:
Interest bearing checking accounts	$13	$(32)	$(19)
Money market accounts	1,578	407	1,985
Savings accounts	1	-	1
CDs	581	197	778
Borrowed funds	(529)	311	(218)
Total	$1,644	$883	$2,527
Net change in net interest income	$7,420	$(3,887)	$3,533

The Company’s net interest income and net interest margin during the three months ended September 30, 2016 and 2015 were impacted by the following factors:

•
During the period January 1, 2009 through September 30, 2016, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.50%, helping deposit and borrowing costs remain at historically low levels.

•
Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through September 30, 2016, resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $49.0 million during the three months ended September 30, 2016, an increase of $6.1 million from the three months ended September 30, 2015, primarily reflecting an increase of $6.0 million in interest income on real estate loans. The increased interest income on real estate loans was attributable to growth of $959.9 million in their average balance during the comparative period, as, pursuant to the Company's growth strategy, new originations significantly exceeded amortization and satisfactions during the period October 1, 2015 through September 30, 2016.  Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 25 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition.

Interest Expense.  Interest expense increased $2.5 million, to $13.6 million, during the three months ended September 30, 2016, from $11.1 million during the three months ended September 30, 2015.  The increased interest expense was mainly attributable to growth in money market deposits average balance of $778.6 million, and average cost by 9 basis points, and growth in CDs average balance of $164.6 million, and average cost by 8 basis points. The increases in the money market and CD average balances were due to successful promotional activities in connection with the Company’s growth strategy.  Offsetting this increase was a $218,000 decline in interest expense on borrowed funds, as the average balance decreased $107.5 million during the comparative period as a result of deposit growth outpacing loan growth in furtherance of the Company’s strategy to decrease borrowed funds.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.2 million during the three months ended September 30, 2016, compared to a provision $416,000 during the three months ended September 30, 2015.  The increase in loan loss provision resulted mainly from growth in the real estate loan portfolio, offset by the continued improvement in the overall credit quality of the loan portfolio.

Non-Interest Income.  Total non-interest income increased $172,000 from the three months ended September 30, 2015 to the three months ended September 30, 2016, due primarily to $138,000 of market value adjustments on trading securities held in trust for retirement benefits during the three months ended September 30, 2015.

Non-Interest Expense.  Non-interest expense was $18.2 million during the three months ended September 30, 2016, an increase of $2.1 million from $16.1 million during the three months ended September 30, 2015, reflecting increases of $246,000 in salaries and employee benefit expense, $719,000 in occupancy and equipment expense, $261,000 in data processing costs, and $253,000 in consulting expense during the comparative period.  The remaining increase in non-interest expense was experienced in other operating expenses.  The $246,000 increase in salaries and employee benefits expense was primarily driven by severance pay. The $719,000 increase in occupancy expense was attributable to new leases related to de novo retail branches and a new corporate headquarters.  The $261,000 increase in data processing costs was the result of various technology enhancement initiatives related to customer banking services. The $253,000 increase in consulting expense executed was attributable to new consulting.

Non-interest expense was 1.29% of average assets during the three months ended September 30, 2016, compared to 1.37% during the three months ended September 30, 2015. The decrease resulted from a $962.1 million increase in average assets during the comparative period, offset by the increase of $2.1 million in non-interest expense.

Income Tax Expense.   Income tax expense approximated $7.5 million during the three months ended September 30, 2016, up slightly from $7.1 million during the three months ended September 30, 2015.  The Company's consolidated tax rate was 41.5% during the three months ended September 30, 2016, up from 41.3% during the three months ended September 30, 2015.  The increase in the consolidated tax rate was a result of the previously discussed $68.2 million gain on sale of real estate transaction, which will impact the consolidated tax rate in each quarterly period in 2016.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General.  Net income was $71.8 million during the nine months ended September 30, 2016, an increase of $38.4 million from net income of $33.4 million during the nine months ended September 30, 2015.  During the comparative period, net interest income increased $10.6 million, the provision for loan losses increased by $2.5 million, non-interest income increased $67.2 million and non-interest expense increased $7.8 million. Income tax expense increased $29.1 million during the comparative period, as a result of $67.5 million of additional pre-tax income.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2016 and 2015 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
		2016			2015
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$5,094,620	$141,099	3.69%	$4,251,958	$127,370	3.99%
Other loans	1,554	76	6.52	1,581	70	5.90
MBS	423	6	1.89	8,006	184	3.06
Investment securities	19,046	567	3.97	18,502	544	3.92
Federal funds sold and other short-term investments	123,406	2,089	2.26	91,975	1,738	2.52
Total interest-earning assets	5,239,049	$143,837	3.66%	4,372,022	$129,906	3.96%
Non-interest earning assets	205,624			216,879
Total assets	$5,444,673			$4,588,901

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$85,551	$172	0.27%	$75,969	$188	0.33%
Money Market accounts	1,926,112	11,946	0.83	1,311,101	7,073	0.72
Savings accounts	367,965	136	0.05	372,064	137	0.05
CDs	999,406	10,772	1.44	912,164	9,382	1.38
Borrowed Funds	1,103,643	15,222	1.84	1,088,120	18,148	2.23
Total interest-bearing liabilities	4,482,677	$38,248	1.14%	3,759,418	$34,928	1.24%
Non-interest bearing checking accounts	259,673			212,239
Other non-interest-bearing liabilities	167,472			145,455
Total liabilities	4,909,822			4,117,112
Stockholders' equity	534,851			471,789
Total liabilities and stockholders' equity	$5,444,673			$4,588,901
Net interest income		$105,589			$94,978
Net interest spread			2.52%			2.72%
Net interest-earning assets	$756,372			$612,604
Net interest margin			2.69%			2.90%
Ratio of interest-earning assets to interest-bearing liabilities			116.87%			116.30%

Rate/Volume Analysis

	Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$18,468	$(4,738)	$13,730
Other loans	-	6	6
MBS	(123)	(55)	(178)
Investment securities	15	8	23
Federal funds sold and other short-term investments	433	(83)	350
Total	$18,793	$(4,862)	$13,931

Interest-bearing liabilities:
Interest bearing checking accounts	$21	$(37)	$(16)
Money market accounts	3,556	1,317	4,873
Savings accounts	(2)	1	(1)
CDs	939	451	1,390
Borrowed funds	255	(3,181)	(2,926)
Total	$4,769	$(1,449)	$3,320
Net change in net interest income	$14,024	$(3,413)	$10,611

The Company’s net interest income and net interest margin during the nine months ended September 30, 2016 and 2015 were impacted by the following factors:

•
During the period January 1, 2009 through September 30, 2016, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.50%, helping deposit and borrowing costs remain at historically low levels.

•
Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through September 30, 2016, resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $143.8 million during the nine months ended September 30, 2016, an increase of $13.9 million from the nine months ended September 30, 2015, primarily reflecting increases in interest income of $13.7 million on real estate loans and $350,000 on other short term investments. The increased interest income on real estate loans reflected growth of $842.7 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period October 1, 2015 through September 30, 2016 in connection with the Company’s growth strategy. Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 30 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition. The increase in interest income on other short-term investments reflected an increase of $31.4 million in their average balance as a result of increased cash from the $75.9 million net proceeds of the previously discussed sale of premises, offset by a 26 basis point decline in their average yield during the comparable period.

Interest Expense.  Interest expense approximated $38.2 million during the nine months ended September 30, 2016, an increase of $3.3 million from the nine months ended September 30, 2015, primarily reflecting increases in interest expense of $4.9 million on money market accounts and $1.4 million on CDs, offset by a reduction of $2.9 million  in interest expense on borrowed funds. The increase of $4.9 million in interest expense on money market deposits reflected successful promotional activities in connection with the Company’s growth strategy that increased their average balance by $615.0 million and their average cost by 11 basis points from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.  The $1.4 million increase in interest expense on CDs reflected an increase in their average balance by $87.2 million and their average cost by 6 basis points, as the Bank competed more aggressively for CDs during the first nine months of 2016 compared to the first nine months in 2015 in connection with its growth strategy.  Interest expense on borrowings declined $2.9 million due to a reduction of 39 basis points in their average cost (resulting from the re-pricing of higher interest rate borrowings), which outweighed the increase in their average balance of $15.5 million (as a result of  increased FHLBNY advances to fund $152.6 million of loan purchases) for the nine months ended September 30, 2016 compared to the same period in 2015.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.6 million during the nine months ended September 30, 2016, compared to a credit (negative provision) for loan losses of $891,000 during the nine months ended September 30, 2015.  The $1.6 million provision for loan losses recognized during the nine months ended September 30, 2016 resulted mainly from growth in the real estate loan portfolio in connection with the Company’s growth strategy, offset by continued improvement in the overall credit quality of the loan portfolio.  The credit (negative provision) recognized during the nine months ended September 30, 2015 reflected both continued improvement in the overall credit quality of the loan portfolio from October 1, 2013 through September 30, 2015, and a $1.5 million recovery of previously charged-off amounts from the favorable resolution of the Bank's largest problem loan in this period.

Non-Interest Income.  Total non-interest income increased $67.2 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, due primarily to a gain of $68.2 million recognized on the sale of real estate during the nine months ended September 30, 2016 and $336,000 of increased income from BOLI during the comparative period. Partially offsetting these increases were a $1.3 million gain on the sale of MBS, and a decline in service charges and other fees during the comparative period as a result of lower transaction volume.

Non-Interest Expense.  Non-interest expense was $54.2 million during the nine months ended September 30, 2016, an increase of $7.8 million from $46.4 million during the nine months ended September 30, 2015, primarily reflecting increases of $1.0 million in occupancy and equipment expense, $960,000 in data processing costs, $230,000 in FDIC insurance premiums, $480,000 in consulting expense, and $772,000 in marketing expense during the comparative period.  Also contributing to the increase was a non-recurring $3.4 million reduction recognized in salaries and employee benefits from the curtailment of certain postretirement health benefits that occurred in the nine month period ended September 30, 2015.  Excluding the impact of the $3.4 million defined benefit curtailment, non-interest expense would have increased by $4.4 million during the comparative period. The $1.0 million increase in occupancy and equipment expense was attributable to new leases related to two de novo retail branches and a new corporate headquarters during the nine months ended September 30, 2016, offset by the accelerated depreciation of some automated teller machine equipment that occurred in the nine-month period ended September 30, 2015.  The $960,000 increase in data processing costs was the result of various technology enhancement initiatives related to customer banking services. The $230,000 increase in FDIC insurance premiums was attributable to $855.8 million growth in average assets in connection with the Company’s growth strategy.  The $772,000 increase in marketing expense was attributable to deposit gathering initiatives in connection with the Company’s growth strategy. The $480,000 increase in consulting expense was attributable to new consulting contracts.  The remaining increase in non-interest expense was experienced in other operating expenses.

Non-interest expense was 1.33% of average assets during the nine months ended September 30, 2016, and, excluding the non-recurring $3.4 million defined benefit curtailment reduction, 1.45% of average assets during the nine months ended September 30, 2015. The decrease was mainly due to the growth in average assets outweighing the growth in non-interest expense.

Income Tax Expense.  Income tax expense approximated $52.1 million during the nine months ended September 30, 2016, up from $23.0 million during the nine months ended September 30, 2015, due to an increase of $67.5 million in pre-tax income during the comparative period.  The $67.5 million increase in pre-tax income was primarily attributable to the $68.2 million gain on sale of real estate that occurred during the nine-month period ended September 30, 2016.  The Company's consolidated tax rate was 42.1% during the nine months ended September 30, 2016, up from 40.8% during the nine months ended September 30, 2015, primarily due to the additional tax related to the $68.2 million gain on sale of real estate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2015 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 11, 2016.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2016, the Company owned thirteen mutual fund investments totaling $6.9 million that were designated as trading.  At September 30, 2016, the Company conducted four transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2015 to September 30, 2016.  See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of September 30, 2016 and December 31, 2015, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both September 30, 2016 and December 31, 2015.

	At September 30, 2016			At December 31, 2015

	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
	(Dollars in Thousands)
Rate Shock Scenario + 200 Basis Points	$441,310	$(52,899)	-7.8%	$515,779	$(63,058)	-12.2%
Pre-Shock Scenario	494,209	-	-	578,837	-	-

The Bank’s Pre-Shock Scenario EVE decreased from $578.8 million at December 31, 2015 to $494.2 million at September 30, 2016. The factors contributing to the less favorable valuation at September 30, 2016 included a decrease in the value of the Bank's real estate loans and an increase in the value of the core deposit liability. The less favorable valuation of real estate loans resulted primarily from a decline in portfolio rate from December 31, 2015 to September 30, 2016, due to amortization and satisfactions of loans carrying above market rates.  The increase in the value of the Bank's core deposit liability reflected growth in higher rate promotional money market accounts during the nine months ended September 30, 2016.

The Bank’s EVE in the +200 basis point Rate Shock Scenario decreased from $515.8 million at December 31, 2015 to $441.3 million at September 30, 2016. The factors contributing to the less favorable valuation included the previously noted decrease in the value of the Bank’s real estate loans and increase in the value of the core deposit liability from December 31, 2015 to September 30, 2016. Partially offsetting these factors was a more favorable valuation on the Bank’s wholesale borrowing portfolio, as the duration of the portfolio increased at September 30, 2016 as a result of the addition of $90 million of wholesale borrowings with a weighted average maturity of 5.5 years.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period ending September 30, 2017 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(11.0)%
+ 100 Basis Points	(5.8)
– 100 Basis Points	10.5

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2016, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

(c)
The Holding Company did not repurchase any shares of Common Stock into treasury during the three months ended September 30, 2016.  No existing repurchase programs expired during the three months ended September 30, 2016, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of September 30, 2016, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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

10.1	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Vincent F. Palagiano (10)
10.2	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Michael P. Devine (10)
10.3	Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (10)
10.4	Employment Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (10)
10.5	Intentionally omitted
10.6	Employment Agreement between Dime Community Bancshares, Inc. and Kenneth J. Mahon (10)
10.7	Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (12)
10.8	The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (9)
10.9	Severance Pay Plan of The Dime Savings Bank of Williamsburgh (8)
10.10	Retirement Plan for Board Members of Dime Community Bancorp, Inc. (8)
10.12	Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (3)
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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (11)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (7)
10.22	Waiver executed by Vincent F. Palagiano (6)
10.23	Waiver executed by Michael P. Devine (6)
10.24	Waiver executed by Kenneth J. Mahon (6)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (5)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (5)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (8)
10.30	Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (19)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (8)
10.32	Amendment to the Benefit Maintenance Plan (13)

10.33	Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (14)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (15)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (16)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (16)
10.37	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)
10.38	Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (18)
10.39	Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (19)
10.40	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (20)
10.41	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (21)
10.42	Form of performance share award notice for officers under 2013 Equity and Incentive Plan (22)
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income (Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

(4)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(5)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(6)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(8)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(9)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(14)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(16)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.

(17)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on October 23, 2014.
(18)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.
(19)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 7, 2015.
(20)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 6, 2015.
(21)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on June 30, 2016.
(22)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 9, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 9, 2016	By: /s/ VINCENT F. PALAGIANO
Vincent F. Palagiano
Chairman of the Board and Chief Executive Officer

Dated: November 9, 2016	By: /s/ Michael Pucella
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)