Form 10-K
period 2016-12-31
DIME COMMUNITY BANCSHARES INC
filed 2017-03-15
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27782
Dime Community Bancshares, Inc.
(Exact name of registrant as specified in its charter)
Delaware	11-3297463
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300 Cadman Plaza West, 8th Floor, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $524.9 million based upon the $17.01 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2016.

        As of March 15, 2017, there were 37,498,771 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 25, 2017 and any adjournment thereof, are incorporated by reference in Part III.

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the “Holding Company,” and together with its direct and indirect subsidiaries, the “Company”) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	the net interest margin is subject to material short-term fluctuation based upon market rates;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of Dime Community Bank (f/k/a The Dime Savings Bank of Williamsburgh) (the “Bank”);
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws may adversely affect the Company’s business or financial condition;
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

•	Other risks, as enumerated in the section entitled “Risk Factors.”

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1.   Business

General

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered savings bank. The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York, and as of December 31, 2016, operated twenty-five full service retail banking offices located in the New York City (“NYC”) boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank opened two additional branches located in Brooklyn, New York in February 2017. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate and mixed use loans, mortgage-backed securities (“MBS”), obligations of the U.S. Government and Government Sponsored Entities (“GSEs”), and corporate debt and equity securities.  All of the Bank’s lending occurs in the greater NYC metropolitan area.  The Bank’s revenues are derived principally from interest on its loan and securities portfolios, and other investments. The Bank’s primary sources of funds are, in general, deposits; loan amortization, prepayments and maturities; MBS amortization, prepayments and maturities; investment securities maturities and sales; and advances from the Federal Home Loan Bank of New York (“FHLBNY”).

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

The Company’s website address is www.dime.com. The Company makes available free of charge through its website, by clicking the Investor Relations tab and selecting “SEC Filings” under “Investor Menu,” its Annual and Transition Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services and loans primarily for multifamily housing within its market areas.  The Bank maintains its headquarters in the borough of Brooklyn, New York, and as of December 31, 2016 operated twenty-five full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank opened two additional branches located in Brooklyn, New York in February 2017.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, and via the internet.  The Bank’s primary lending area is the NYC metropolitan area, although it’s overall lending area is larger, extending approximately 50 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank’s mortgage loans are secured by properties located in its primary lending area, with approximately 89% secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2016.

The NYC banking environment is extremely competitive.  The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks, internet banks and insurance companies. The Bank continues to face sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 99% of the Bank’s loan portfolio at December 31, 2016.

The Bank gathers deposits in direct competition with other savings banks, commercial banks and brokerage firms, many among the largest in the nation.  It must additionally compete for deposit monies with the stock and bond markets, especially during periods of strong performance in those arenas.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape.  Facing increasingly larger and more efficient competitors, the Bank’s strategy to attract depositors has utilized various marketing approaches and the delivery of technology-enhanced, customer-friendly banking services while controlling operating expenses.

Banking competition occurs within an economic and financial marketplace that is largely beyond the control of any individual financial institution.  The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of broader-based macroeconomic and financial factors, including the U.S. Gross Domestic Product, the supply of, and demand for, loanable funds, and the impact of global trade and international financial markets.  Within this environment, Federal Open Market Committee (“FOMC”) monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area.  As home to several national companies in the financial and business services industries, and as a popular destination for domestic and international travelers, the NYC economy is particularly sensitive to the health of both the national and global economies.

Lending Activities

The Bank originates primarily non-recourse loans on multifamily and commercial real estate properties to limited liability companies. The Bank’s lending is subject to the Bank’s lending policies, which are approved by the Board’s Lending and CRA Committee on an annual basis.  The types of loans the Bank may originate are subject to New York State laws and regulations (See “Item 1.  Business - Regulation – Regulation of New York State Chartered Savings Banks”).

The Board of Directors of the Bank establishes lending authority levels for the various loan products offered by the Bank. The Bank maintains a Loan Operating Committee which, as of December 31, 2016, consisted of the Chief Executive Officer, President and Chief Operating Officer, Chief Investment Officer, Chief Accounting Officer, Chief Lending Officer, Chief Retail Officer, and Director of Credit Administration.  The Loan Operating Committee may approve any portfolio loan origination, however, larger loans, generally in excess of $500,000, require its approval. All loans approved by the Loan Operating Committee are presented to the Bank’s Board of Directors for its review.

The Bank originates both adjustable-rate mortgages (“ARMs”) and fixed-rate loans, depending upon customer demand and market rates of interest.

Multifamily Residential Lending and Commercial Real Estate Lending

The majority of the Bank’s lending activities consist of originating adjustable- and fixed-rate multifamily residential (generally buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank’s primary lending area.

Multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types as of December 31, 2016: (1) fully residential apartment buildings; (2) “mixed-use” properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar.  The Bank classified loans secured 80% to 100% by income from residential apartment buildings as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either residential mixed use (a component of total multifamily residential loans) or commercial mixed use (a component of total commercial real estate loans) based upon the percentage of the property’s rental income received from its residential as compared to its commercial tenants. If 20% to 80% of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily mixed-use residential. If less than 20% of the rental income was received from residential tenants, the full balance of the loan was classified as mixed-use commercial real estate.

Multifamily residential and commercial real estate loans in the Bank’s portfolio generally range in amount from $250,000 to $5.0 million. Multifamily residential loans in this range are generally secured by buildings that contain between 5 and 100 apartments.

The typical multifamily residential and commercial real estate ARM carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year, indexed to the 5-year FHLBNY advance rate plus a spread typically approximating 250 basis points, but generally may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the majority of the life of the loans. The Bank may also offer interest only loans, i.e. loans that do not amortize principal during part of the contractual maturity period. The Bank also offers fixed-rate, self-amortizing, multifamily residential and commercial real estate loans with maturities of up to fifteen years.

Multifamily residential real estate loans are either retained in the Bank’s portfolio or sold in the secondary market to other third-party financial institutions.  The Bank currently has no formal arrangement pursuant to which it sells commercial or multifamily residential real estate loans to the secondary market.

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

The Bank’s underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120% for multifamily residential and 125% for commercial real estate loans. The weighted average loan-to-value and debt service ratios approximated 64% and 147%, respectively, on all multifamily residential real estate loans originated during the year ended December 31, 2016, and 53% and 218%, respectively, on commercial real estate loans originated during the year ended December 31, 2016. The Bank additionally requires all multifamily residential and commercial real estate borrowers to represent that they are unaware of any environmental risks directly related to the collateral.  In instances where the Bank’s property inspection procedures indicate a potential environmental risk on a collateral property, the Bank will require a Phase 1 environmental risk analysis to be completed, and will decline loans where any significant residual environmental liability is indicated.  The Bank further considers the borrower’s experience in owning or managing similar properties, the Bank’s lending experience with the borrower, and the borrower’s credit history and business experience.

It is the Bank's policy to require appropriate insurance protection at closing, including title, hazard, and when applicable, flood insurance, on all real estate mortgage loans. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

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

As a New York State-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not subject to the regulations of its primary regulators, the New York State Department of Financial Services (“NYSDFS”) limiting individual loan or borrower exposures.

One- to Four-Family Residential and Condominium / Cooperative Apartment Lending

Prior to February 2013, the Bank generally sold its newly originated one- to four-family fixed-rate mortgage loans in the secondary market.  During the year ended December 31, 2013, the Bank ceased all one- to four-family fixed-rate mortgage lending in order to focus on its core multifamily residential and commercial real estate lending activities.

Home Equity and Home Improvement Loans

The Bank ceased origination of home equity and home improvement loans during the year ended December 31, 2013.  Home equity loans and home improvement loans, the great majority of which are included in one- to four-family loans, were previously originated to a maximum of $500,000.  The combined balance of the first mortgage and home equity or home improvement loan was not permitted to exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan.  Interest on home equity and home improvement loans was initially the “prime lending” rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans

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

Commercial and Industrial (“C&I”) Loans

As part of its strategic plans for 2017, the Bank is taking steps to grow the C&I loan portfolio. Under this new initiative, the types of products anticipated in the C&I portfolio will include acquisition, land development and construction loans (“ADC”), finance loans and leases, and Small Business Administration (“SBA”) loans in which a portion is guaranteed by the SBA. The Bank did not originate any loans as of December 31, 2016 under this initiative, and had no unfunded construction loan commitments or outstanding ADC loans at December 31, 2016.

Asset Quality

General

The Bank does not originate or purchase loans, either whole loans or loans underlying MBS, which would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 3 to the consolidated financial statements for a discussion of impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors at each regularly scheduled Board meeting regarding the status of all non-performing and otherwise delinquent loans in the Bank’s portfolio.

The Bank’s loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential or commercial real estate loans, or fifteen days late in connection with one- to four-family or consumer loans.  A second letter is sent to the borrower if payment has not been received within 30 days of the due date.  Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

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

The Bank generally initiates foreclosure proceedings when a loan enters non-accrual status based upon non-payment, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status.  The Bank generally attempts to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

Troubled Debt Restructured Loans (“TDRs”)

Under ASC 310-40-15, the Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that, for economic or legal reasons, a concession has been granted that would not have otherwise been considered to a debtor experiencing financial difficulties. The following criteria are considered concessions:

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

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined in the previous section titled “Monitoring and Collection of Delinquent Loans.” At the time an agreement is entered into between the Bank and the borrower that results in the Bank’s determination that a TDR has been created, the loan can be either on accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing); it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

For TDRs that demonstrate conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property is utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected net cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected net cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Allowance for Loan Losses

Accounting Principles Generally Accepted in the United States (“GAAP”) require the Bank to maintain an appropriate allowance for loan losses.  The Bank maintains a Loan Loss Reserve Committee charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve.

To assist the Loan Loss Reserve Committee in carrying out its assigned duties, the Bank engages the services of an experienced third-party loan review firm to perform a review of the loan portfolio.  The 2016 review program covered 100% of construction and land development loans and 50% of the non-one- to four-family and consumer loan portfolio.  Included within the annual 50% target were: (1) 100% of the twenty largest loans in the multifamily and commercial real estate loan portfolio; (2) the ten largest pure commercial real estate loans; (3) the ten largest commercial mixed use real estate loans; (4) 100% of the ten largest multifamily residential real estate loans; (5) 100% of the ten largest residential mixed use real estate loans; (6) 30% of all new loan originations during the year; (7) 100% of the internally criticized and classified loans over $250,000; (8) 100% of the twenty largest borrower relationships; (9) 70% of all commercial real estate loans; (10) all loans over $500,000 that were collateralized by properties located in Long Island, New York; (11) all loans over $500,000 that were scheduled to reprice during the year; (12) all loans over $500,000 that were in the lowest three categories of pass loan grade (including Watch list loans); and (13) 50% of loans over $250,000 originated under the small mixed use lending program.

The Loan Loss Reserve Committee’s findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank’s executive management and the Lending and CRA Committee of the Board of Directors.

The Loan Loss Reserve Committee evaluates the loan portfolio on a quarterly basis in order to maintain its allowance for loan losses at a level it believes appropriate to absorb probable losses incurred within the Bank’s loan portfolio as of the balance sheet dates.  Factors considered in determining the appropriateness of the allowance for loan losses include the Bank’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower’s ability to repay, estimated value of underlying collateral and current economic conditions in the Bank’s lending area.  Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions or other factors beyond management’s control. In addition, the Bank’s regulators, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses, and may require the Bank to recognize additions to, or reductions in, the allowance based upon judgments different from those of management.

The Bank’s periodic evaluation of its allowance for loan losses has traditionally been comprised of different components, each of which is discussed in Note 5 to the Company’s consolidated audited financial statements.

The Bank also maintains a reserve associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Investment Activities

Investment strategies are implemented by the Asset and Liability Committee (“ALCO”), which, as of December 31, 2016, was comprised of the Chief Operating Officer, Chief Investment Officer, Chief Accounting Officer, Chief Risk Officer, Chief Lending Officer, Chief Retail Officer and other senior officers.  The strategies take into account the overall composition of the Bank’s balance sheet, including loans and deposits, and are intended to protect and enhance the Bank’s earnings and market value, and effectively manage both interest rate risk and liquidity.  The strategies are reviewed periodically by the ALCO and reported to the Board of Directors.

Investment Policy of the Bank

The investment policy of the Bank, which is adopted by its Board of Directors, is designed to help achieve the Bank’s overall asset/liability management objectives while complying with applicable regulations.  Generally, when selecting investments for the Bank’s portfolio, the policy emphasizes principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate debt, various types of MBS, commercial paper, certificates of deposit (“CDs”) and overnight federal funds sold to financial institutions.  The Bank’s Board of Directors periodically approves all financial institutions to which the Bank sells federal funds.

The Bank’s investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Government, federal agencies and GSEs, to an amount not exceeding the lesser of either 2% of its total assets or 15% of its total tangible capital (20% of tangible capital in the event all securities of the obligor maintain a “AAA” credit rating).  The Bank was in compliance with this policy limit at both December 31, 2016 and 2015. The Bank may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2016 and 2015, the Bank did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Federal Agency Obligations

Federal agency obligations are purchased from time to time in order to provide the Bank a favorable yield in comparison to overnight investments.  These securities possess sound credit ratings, and are readily accepted as collateral for the Bank’s borrowings.  The Bank owned no federal agency obligation investments at December 31, 2016.

MBS

The Bank’s investment policy calls for the purchase of only priority tranches when investing in MBS, and typically possess the highest credit rating from at least one nationally recognized rating agency. MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor.  Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect the value of such securities.  MBS, however, are more liquid than individual mortgage loans and may readily be used to collateralize borrowings.  MBS also provide the Company with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.

Corporate Debt Obligations

The Bank may invest in investment-grade debt obligations of various corporations.  The Bank’s investment policy limits new investments in corporate debt obligations to companies rated single “A” or better by one of the nationally recognized rating agencies at the time of purchase.  As mentioned previously, with certain exceptions, the Bank’s investment policy also limits a combined investment in corporate securities issued by any one entity to an amount not exceeding the lesser of either 2% of its total assets or 15% of its total tangible capital (20% of core capital in the event all securities of the obligor maintain a “AAA” credit rating).

Investment Strategies of the Holding Company

The Holding Company’s investment policy generally calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank.  The investment policy calls for the purchase of only priority tranches when investing in MBS, limits new investments in corporate debt obligations to companies rated single “A” or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one corporate entity to the lesser of 1% of total assets or 5% of the Company’s total consolidated capital. The Holding Company may, with Board approval, engage in hedging transactions utilizing derivative instruments. During the years ended December 31, 2016 and 2015, the Holding Company did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Holding Company investments are generally intended primarily to provide future liquidity which may be utilized for general business activities, including, but not limited to: (1) purchases of the Holding Company’s common stock (“Common Stock”) into treasury; (2) repayment of principal and interest on the Holding Company’s $70.7 million trust preferred securities debt; (3) subject to applicable restrictions, the payment of dividends on the Common Stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.

The Holding Company cannot assure that it will engage in these investment activities in the future.  At December 31, 2016, the Holding Company’s principal asset was its $571.2 million investment in the Bank’s common stock.  This investment in its subsidiary is not actively managed and falls outside of the Holding Company investment policy and strategy discussed above.

GAAP requires that investments in debt securities be classified in one of the following three categories and accounted for accordingly:  trading securities, securities available-for-sale or securities held-to-maturity.  GAAP requires investments in equity securities that have readily determinable fair values be classified as either trading securities or securities available-for-sale.  Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity referred to as accumulated other comprehensive loss, net of deferred taxes.

Sources of Funds

General

The Bank’s primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments, and advances from the FHLBNY.  The Bank may also sell selected multifamily residential, mixed use and one- to four-family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to the Federal National Mortgage Association (“FNMA”).  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

Deposits

The Bank offers a variety of deposit accounts possessing a range of interest rates and terms, including savings, money market, interest bearing and non-interest bearing checking accounts, and CDs. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition from other financial institutions and investment products. The Bank relies upon direct and general marketing, customer service, convenience and long-standing relationships with customers or borrowers to generate deposits.  The communities in which the Bank maintains branch offices have historically provided the great majority of its deposits.

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service (“CDARS”), through which it can either purchase or sell CDs.  Purchases of CDs through this program are limited by Bank policy to an aggregate of 10% of the Bank’s average interest earning assets.

Borrowings

The Bank has been a member and shareholder of the FHLBNY since 1980.  One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.

Subsidiary Activities

In addition to the Bank, the Holding Company’s direct and indirect subsidiaries consist of nine corporations, two of which are wholly-owned by the Holding Company and seven of which are wholly-owned by the Bank.  The following table presents an overview of the Holding Company’s subsidiaries, other than the Bank, as of December 31, 2016:
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

(1)
Dime Community Capital Trust I was established for the exclusive purpose of issuing and selling capital securities and using the proceeds to acquire approximately $70.7 million of junior subordinated debt securities issued by the Holding Company. The junior subordinated debt securities (referred to in this Annual Report as “trust preferred securities payable”) bear an interest rate of 7.0%, mature on April 14, 2034, became callable at any time after April 2009, and are the sole assets of Dime Community Capital Trust I.  In accordance with revised interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” Dime Community Capital Trust I is not consolidated with the Holding Company for financial reporting purposes.

Personnel

As of December 31, 2016, the Company had 338 full-time and 45 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

Federal Taxation

For federal income tax purposes, the Company files a consolidated income tax return on a December 31st calendar year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including, particularly, the Bank’s tax reserve for bad debts.

State and Local Taxation

The Company is subject to New York State (“NYS”) franchise tax on a consolidated basis. NYS recently enacted several reforms (the “Tax Reform Package”) to its tax structure, including changes to the franchise, sales, estate and personal income taxes. These changes generally became effective for tax years beginning on or after January 1, 2015.  The Tax Reform Package is intended to simplify the existing corporate tax code for NYS businesses while remaining relatively neutral in relation to corporate tax receipts.

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

State of Delaware

As a Delaware holding company not conducting business in Delaware, the Holding Company is exempt from Delaware corporate income tax. However, it is required to file an annual report and pay an annual franchise tax to the State of Delaware based upon its number of authorized shares.

Regulation

General

The Bank is a New York State-chartered stock savings bank.  The Bank’s primary regulator is the NYSDFS, and the Bank’s primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”), which regulates and examines state-chartered banks that are not members of the Federal Reserve System (“State Nonmember Banks”).  The FDIC also administers laws and regulations applicable to all FDIC-insured depository institutions.  The Holding Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”) and, more specifically, the Federal Reserve Bank of Philadelphia.  The Bank has elected to be treated as a “savings association” under Section 10(l) of the Home Owners’ Loan Act, as amended (“HOLA”), for purposes of the regulation of the Holding Company.  The Holding Company is therefore regulated as a savings and loan holding company by the FRB as long as the Bank continues to satisfy the requirements to remain a “qualified thrift lender”  (“QTL”) under HOLA. If the Bank fails to remain a QTL, the Holding Company must register with the FRB, and be treated as, a bank holding company.  The Holding Company does not expect that regulation as a bank holding company rather than a savings and loan holding company would be a significant change.

The Bank’s deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”).  The Bank is required to file reports with both the NYSDFS and the FDIC concerning its activities and financial condition, and to obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. Both the NYSDFS and the FDIC conduct periodic examinations to assess the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a state-chartered savings bank may engage and is intended primarily for the protection of the DIF and depositors and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors.  As a publicly-held unitary savings bank holding company, the Holding Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, both the SEC, under the federal securities laws, and the Federal Reserve Bank of Philadelphia.

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

The following discussion is intended to be a summary of the material statutes and regulations applicable to NYS chartered savings banks and savings and loan holding companies.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations discussed.

Regulation of New York State Chartered Savings Banks

Business Activities.   The Bank derives its lending, investment, and other authority primarily from the New York Banking Law (“NYBL”) and the regulations of the NYSDFS, subject to limitations under applicable FDIC laws and regulations. Pursuant to the NYBL, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities (including certain corporate debt securities and obligations of federal, state, and local governments and agencies), and certain other assets. The lending powers of New York State-chartered savings banks and commercial banks are not generally subject to percentage-of-assets or capital limitations, although there are limits applicable to loans to individual borrowers.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.

Recent Financial Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), which became law in 2010, was intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  The Company believes that the following regulatory reforms, may have an impact on the Company:

The Reform Act created the Consumer Financial Protection Bureau (“CFPB”).  With respect to insured depository institutions with less than $10 billion in assets, such as the Bank, the CFPB has rulemaking, but not enforcement, authority for federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Truth in Savings Act, among others, and may participate in examinations conducted by the federal bank regulatory agencies to determine compliance with consumer protection laws and regulations.

In December 2013, the Office of the Comptroller of the Currency (the “OCC”), FRB, FDIC and SEC (collectively, the “Federal Agencies”) adopted the so-called Volcker Rule to implement the provisions of the Reform Act limiting proprietary trading and investing in and sponsoring certain hedge funds and private equity funds (defined as covered funds in the Volcker Rule).  The covered funds limits are imposed through a conformance period that is expected to end in July 2017.  Management does not currently anticipate that the Volcker Rule will have a material effect on the operations of either the Bank or Holding Company.

In January 2014, the Federal Agencies, including the Commodity Futures Trading Commission (“CFTC”) approved a final rule permitting banking entities to indefinitely retain interests in certain collateralized debt obligations backed primarily by trust preferred securities (“TRUP CDOs”) that otherwise could not be retained under the covered fund investment prohibitions of the Volcker Rule.  Under the final rule, the agencies permit the retention of an interest in, or sponsorship of, covered funds by banking entities if certain qualifications are satisfied. As of December 31, 2016, all TRUP CDO investments owned by the Bank satisfied the retention requirements.

Basel III Capital Rules

On January 1, 2015, the Bank and the Holding Company became subject to a new comprehensive capital framework for U.S. banking organizations that was issued by the FDIC and FRB in July 2013 (the “Basel III Capital Rules”), subject to phase-in periods for certain components and other provisions.

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital (“CET1”); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of average consolidated assets) of 4.0% is also required under the Basel III Capital Rules.  When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed entirely of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

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

Implementation of the deductions from, and other adjustments to, CET1 began on January 1, 2015 and are being phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.  The Basel III Capital Rules also revised the definitions and components of regulatory capital, and addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.

With respect to the Bank, the Basel III Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to the Federal Deposit Insurance Act (“FDIA”) by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the provision that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules increased the required capital levels of the Bank and subjected the Holding Company to consolidated capital rules. The Bank and Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.  See Note 18 to the consolidated financial statements for a discussion of regulatory matters.

FDIC Guidance on Managing Market Risk

In October 2013, the FDIC published guidance entitled “Managing Sensitivity to Market Risk in a Challenging Interest Rate Environment”.  This guidance notes the FDIC’s ongoing supervisory concern that certain institutions may be insufficiently prepared or positioned for sustained increases in, or volatility of, interest rates.  The guidance emphasizes a series of best practices to ensure that state nonmember institutions, such as the Bank, have adopted a comprehensive asset-liability and interest rate risk management process.  These practices include:  (i) effective board governance and oversight; (ii) a sound policy framework and prudent exposure limits; (iii) well-developed risk measurement tools for effective measurement and monitoring of interest rate risk and; (iv) effective risk mitigation strategies.  The Bank has implemented the best practices as of December 31, 2016.

FDIC Real Estate Lending Standards

FDIC regulations prescribe standards for extensions of credit that (i) are secured by liens on or interests in real estate, or (ii) are made for the purpose of financing construction or improvements on real estate.  FDIC regulations require nonmember banks to establish and maintain written real estate lending policies that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities.  The policies must also be consistent with accompanying interagency guidelines, which include loan-to-value limitations for different types of real estate loans.  Under certain circumstances, institutions are also permitted to make a limited amount of loans that do not conform to the loan-to-value limitations.  In addition, the federal banking agencies consider as part of their ongoing supervisory monitoring processes whether an institution is exposed to significant commercial real estate concentration risk.  Institutions that (i) have experienced rapid growth in their commercial real estate lending, (ii) have notable exposure to a specific type of commercial real estate or (iii) are approaching or have exceeded the following concentration thresholds may become subject to additional regulatory review: (a) total reported loans for construction, land development, and other land represent 100 percent or more of the institution’s total capital; or (b) total commercial real estate loans, excluding owner occupied properties, represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

NYSDFS Guidelines for Bank Lending to Multifamily Properties Under the Community Reinvestment Act

Under the NYSDFS’ September 2013 guidelines addressing responsible multifamily lending, the NYSDFS’ Community Reinvestment Act (“CRA”) examinations review whether a bank has satisfied its responsibility to ensure that any loan contributes to, and does not undermine, the availability of affordable housing or neighborhood conditions.  Under the guidelines, a loan on a multifamily property would not be found to have a community development purpose, and would not be CRA eligible if it:  (i) significantly reduces or has the potential to reduce affordable housing; (ii) facilitates substandard living conditions; (iii) is in technical default; or (iv) has been underwritten in an unsound manner.

The guidelines also recommend that banks consider adopting a series of best practices in an effort to help avoid reductions in qualitative or quantitative CRA credit on multifamily loans.

Implementation of these guidelines has not materially impacted the business and operations of the Bank.

Limitations on Individual Loans and Aggregate Loans to One Borrower

As an NYS-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not constrained by NYSDFS regulations limiting individual loan or borrower exposures.

QTL Test

In order for the Holding Company to be regulated by the FRB as a savings and loan holding company rather than a bank holding company, the Bank must remain a QTL. To satisfy this requirement, the Bank must maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” during at least nine of the most recent twelve months. “Portfolio assets” mean, in general, the Bank’s total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the Bank’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  At December 31, 2016, the Bank maintained 78.2% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2016, and, therefore, was a QTL.  If the Bank fails to remain a QTL, the Holding Company must register with the FRB as a bank holding company. While the Holding Company intends to remain a savings and loan holding company, regulation as a bank holding company rather than a savings and loan holding company would not be expected to have a material impact upon its financial condition or results of operations.

A savings association that fails the QTL test will generally be prohibited from (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends, unless the payment would be permissible for a national bank, is necessary to meet obligations of a company that controls the savings bank, and is specifically approved by the FDIC and the FRB, and (iii) establishing any new branch office in a location not permissible for a national bank in the association’s home state.  A savings association that fails to satisfy the QTL test may be subject to FDIC enforcement action.  In addition, within one year of the date a savings association ceases to satisfy the QTL test, any company controlling the association must register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended (“BHCA”).  A savings association that has failed the QTL test may requalify under the QTL test and be relieved of the limitations; however, it may do so only once.  If the savings association does not requalify under the QTL test within three years after failing the QTL test, it will be required to terminate any activity, and dispose of any investment, not permissible for a national bank.  These provisions remain in effect under the Reform Act.

Advisory on Interest Rate Risk Management

In January 2010, the Agencies released an Advisory on Interest Rate Risk Management (the “IRR Advisory”) to remind institutions of the supervisory expectations regarding sound practices for managing IRR.  While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure.  The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations.  The IRR Advisory further reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

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

Limitation on Capital Distributions

The NYBL and the New York banking regulations, as well as FDIC and FRB regulations impose limitations upon capital distributions by state-chartered savings banks, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

Under the NYBL and the New York banking regulations, New York State-chartered stock savings banks may declare and pay dividends out of net profits, unless there is an impairment of capital, however, approval of the New York State Superintendent of Financial Services (“Superintendent”) is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the FRB at least 30 days prior to each capital distribution.  The FRB can prohibit a proposed capital distribution if it determines that the bank would be “undercapitalized”, as defined in the FDIA, following the distribution or that a proposed distribution would constitute an unsafe or unsound practice. Further, under FDIC PCA regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank would fail to satisfy its minimum capital requirements, as described above (See “PCA”).

Liquidity

Pursuant to FDIC regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.

Assessments

New York State-chartered savings banks are required by the NYBL to pay annual assessments to the NYSDFS in connection with its regulation and supervision (including examination) of the Bank.  This annual assessment is based primarily on the asset size of the Bank, among other factors determined by the NYSDFS.  The Bank is not required to pay additional assessments to the FDIC for its regulation and supervision (including examination) of the Bank as a State Nonmember Bank, however, the Bank is required to pay assessments to the FDIC as an insured depository institution.  (See “Insurance of Deposit Accounts”).

Branching

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

Community Reinvestment

Under the CRA, as implemented by FDIC regulations, an insured depository institution possesses a continuing and affirmative obligation, consistent with its safe and sound operation, to help satisfy the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services it believes are most appropriate to its particular community. The CRA requires the FDIC, in connection with its examination of a State Nonmember Bank, to assess the bank’s record of satisfying the credit needs of its community and consider such record in its evaluation of certain applications by the bank.  The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” CRA rating in its most recent examination.   Regulations additionally require that the Bank publicly disclose certain agreements that are in fulfillment of the CRA.  The Bank has no such agreements.

The Bank is also subject to provisions of the NYBL that impose continuing and affirmative obligations upon a New York State-chartered savings bank to serve the credit needs of its local community (the “NYCRA”).  Such obligations are substantially similar to those imposed by the CRA.  The NYCRA requires the NYSDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public.  The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application.  The Bank became subject to the NYCRA at the Charter Conversion, and has not yet received a NYCRA rating.

Transactions with Related Parties

The Bank’s authority to engage in transactions with its “affiliates” is limited by FDIC regulations, Sections 23A and 23B of the Federal Reserve Act (“FRA”), and Regulation W issued by the FRB.  FDIC regulations regarding transactions with affiliates generally conform to Regulation W.  These provisions, among other matters, prohibit, limit or place restrictions upon a depository institution extending credit to, purchasing assets from, or entering into certain transactions (including securities lending, repurchase agreements and derivatives activities) with, its affiliates, which, for the Bank, would include the Holding Company and any other subsidiary of the Holding Company.

As a “savings association” under Section 10(l) of the HOLA, the Bank is additionally subject to the rules governing transactions with affiliates for savings associations under HOLA Section 11.  These rules prohibit, subject to certain exemptions, a savings association from: (i) advancing a loan to an affiliate engaged in non-bank holding company activities; and (ii) purchasing or investing in securities issued by an affiliate that is not a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers, and stockholders owning 10% or more of the outstanding Common Stock, as well as to entities controlled by such persons, is additionally governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB enacted thereunder. Among other matters, these provisions require that extensions of credit to insiders: (i) be made on terms substantially the same as, and follow credit underwriting procedures not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain amount limitations individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Regulation O additionally requires that extensions of credit in excess of certain limits be approved in advance by the bank’s board of directors.

New York banking regulations impose certain limits and requirements on various transactions with “insiders,” as defined in the New York banking regulations to include certain executive officers, directors and principal stockholders.

The Holding Company and Bank both presently prohibit loans to directors and executive management.

Enforcement

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

Under the FDIA, the FDIC possesses enforcement authority for FDIC insured depository institutions and has the authority to bring enforcement action, including civil monetary penalties, against all “institution-affiliated parties,” including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty or certain other wrongful actions that cause, or are likely to cause, more than minimal loss to or other significant adverse effect on an insured depository institution. Under HOLA and the FDIA, the FRB possesses similar authority to bring enforcement actions and impose civil monetary penalties against savings and loan holding companies for violations of applicable law or regulation.  In addition, regulators possess substantial discretion to take enforcement action against an institution that fails to comply with the law, particularly with respect to capital requirements. Possible enforcement actions range from informal enforcement actions, such as a memorandum of understanding, to formal enforcement actions, such as a written agreement, cease and desist order or civil money penalty, the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance.

Standards for Safety and Soundness

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

Insurance of Deposit Accounts

The standard maximum amount of FDIC deposit insurance is $250,000 per depositor.  Insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF.  Assessments are based on average total assets minus average tangible equity.  The assessment rate is determined through a risk-based system.  For depository institutions with less than $10 billion in assets, such as the Bank, the FDIC assigns an institution to one of four risk categories based on its safety and soundness supervisory ratings (its "CAMELS” ratings) and its capital levels.  The initial base assessment rate depends on the institution’s risk category, as well as, if it is in the highest category (indicating the lowest risk), certain financial measures.  The initial base assessment rate currently ranges from 3 to 30 basis points on an annualized basis.  After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.

As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF.  This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%.  In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits.  The rule imposes a surcharge on the assessments of depository institutions with $10 billion or more in assets beginning the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018.  As a depository institution with less than $10 billion in assets, this rule will not apply to the Bank. The FDIC has established a long-term target for the reserve ratio of 2.0%. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments.  The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules.  FICO assessment rates may be adjusted quarterly to reflect a change in assessment base.  These payments approximate 10% of the Bank's annual FDIC insurance payments and will continue until the FICO bonds mature in 2017 through 2019.

Acquisitions

Under the federal Bank Merger Act, prior approval of the FDIC is required for the Bank to merge with or purchase the assets or assume the deposits of another insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, the FDIC will consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see “Community Reinvestment”) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

Privacy and Security Protection

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

Cybersecurity more broadly has become a focus of federal and state regulators.  In March 2015, federal regulators issued two statements regarding cybersecurity to reiterate regulatory expectations regarding cyberattacks compromising credentials and business continuity planning to ensure the rapid recovery of an institution’s operations after a cyberattack involving destructive malware.  In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system.  The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness.  In December 2016, the NYSDFS re-proposed regulations that would require financial institutions regulated by the NYDFS, including the Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.  The Company will continue to monitor any developments related to these proposed rulemakings as part of its ongoing cyber risk management.  See "Item 1A - Risk Factors" for a further discussion of cybersecurity risks.

Consumer Protection and Compliance Provisions

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

Insurance Activities

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

Federal Home Loan Bank ("FHLB") System

The Bank is a member of the FHLBNY, which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock as a membership requirement and must hold additional stock based on its FHLB borrowing and certain other activities.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $44.4 million at December 31, 2016.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System

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

The Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances.  The interest rate paid on required reserve balances and excess balances is currently 0.75 percent.

Depository institutions are additionally authorized to borrow from the Federal Reserve ''discount window,'' however, FRB regulations require such institutions to hold reserves in the form of vault cash or deposits with Federal Reserve Banks in order to borrow.

Anti-Money Laundering and Customer Identification

Financial institutions are subject to Bank Secrecy Act amendments and specific federal agency guidance in relation to implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("PATRIOT Act").  The PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the PATRIOT Act enacted measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III and the FDIC guidance impose affirmative obligations on a broad range of financial institutions, including banks and thrifts.  Title III imposes the following requirements, among others, with respect to financial institutions: (i) establishment of anti-money laundering programs; (ii) establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time; (iii) establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and (iv)  prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks. In addition, the NYSDFS issued a final regulation in June 2016 that sets forth, for financial institutions chartered or licensed under the New York Banking Law, the attributes of certain compliance programs such institutions must have to ensure compliance with Bank Secrecy Act/Anti-Money Laundering laws and regulations and sanctions administered by the Office of Foreign Assets Control (“OFAC”).  The regulation requires the board of directors or a senior officer of an institution to make an annual finding as to an institution’s compliance with the requirements of the regulation.

Finally, bank regulators are directed to consider an organization’s effectiveness in preventing money laundering when reviewing and acting on regulatory applications.

OFAC Regulation

OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals, and others.  Failure to comply with these sanctions could have serious legal and reputational consequences.

Regulation of the Holding Company

The Bank has made an election under Section 10(l) of the HOLA to be treated as a “savings association” for purposes of regulation of the Holding Company. As a result, the Holding Company continues, after the Charter Conversion, to be registered with the FRB as a non-diversified unitary savings and loan holding company within the meaning of the HOLA.  The Holding Company is currently subject to FRB regulations, examination, enforcement and supervision, as well as reporting requirements applicable to savings and loan holding companies. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary depository institution.  In addition, the FRB has enforcement authority over the Holding Company’s non-depository institution subsidiaries.  If the Bank does not continue to satisfy the QTL test, the Holding Company must change its status with the FRB as a savings and loan holding company and register as a bank holding company under the BHCA.  (See "Regulation of New York State-Chartered Savings Banks–QTL Test").

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

The Gramm-Leach Bliley Act of 1999 (“Gramm-Leach”) additionally restricts the powers of certain unitary savings and loan holding companies.  A unitary savings and loan holding company that is "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the Office of Thrift Supervision (the regulator of savings and loan holding companies prior to the FRB) prior to May 4, 1999, such as the Holding Company, retains the authority it possessed under the law in existence as of May 4, 1999.  All other savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach.  Gramm-Leach also prohibits non-financial companies from acquiring grandfathered savings and loan holding companies.

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

Restrictions on the Acquisition of the Holding Company

Under the Federal Change in Bank Control Act ("CIBCA") and implementing regulations, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the shares of outstanding Common Stock, unless the FRB has found that the acquisition will not result in a change in control of the Holding Company. Under CIBCA and implementing regulations, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Holding Company, the Bank; and the anti-trust effects of the acquisition. Under HOLA, any company would be required to obtain approval from the FRB before it may obtain "control" of the Holding Company within the meaning of HOLA. Control is generally defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Holding Company or the ability to control in any manner the election of a majority of the Holding Company’s directors, although a person or entity may also be determined to “control” the Holding Company without satisfying these requirements if it is determined that he, she or it directly or indirectly exercises a controlling influence over the management or policies of the Holding Company. In addition, an existing bank holding company or savings and loan holding company would, under federal banking laws and regulations, generally be required to obtain FRB approval before acquiring more than 5% of the Holding Company’s voting stock.

In addition to the applicable federal laws and regulations, New York State Banking Law generally requires prior approval of the New York State Superintendent of Financial Services before any action is taken that causes any company to acquire direct or indirect control of a banking institution organized in New York.

Federal Securities Laws

The Common Stock is registered with the SEC under Section 12(g) of the Exchange Act.  It is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

The credit quality of the Bank's portfolio can have a significant impact on the Company's earnings, results of operations and financial condition.  As part of the Company’s strategic plan, it originates loans secured by commercial real estate that are generally viewed as exposing lenders to a greater risk of loss than both one- to four-family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans are generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the rentability, among other commercial factors.

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

Conditions in the real estate markets in which the collateral for the Bank’s mortgage loans are located strongly influence the level of the Bank’s non-performing loans and the value of its collateral. Real estate values are affected by, among other items, fluctuations in general or local economic conditions, supply and demand, changes in governmental rules or policies, the availability of loans to potential purchasers and acts of nature. Declines in real estate markets have in the past, and may in the future, negatively impact the Company’s results of operations, cash flows, business, financial condition and prospects.  In addition, at December 31, 2016 the Bank had three borrowers for which its total lending exposure equaled or exceeded 10% of its Tier 1 risk-based capital (its lowest capital measure).  Default by these borrowers could adversely impact the Bank's financial condition and results of operations.

If the Bank’s ability to grow its portfolio of multifamily and commercial real estate loans were limited due to regulatory concerns about its concentrated position in such assets, its ability to generate interest income could be adversely affected, as would its financial condition and results of operations, perhaps materially.

The Bank’s portfolios of multifamily and commercial real estate loans represent the largest portion of its asset mix (approximately 98.6% of all loans as of December 31, 2016). The Bank’s position in these markets has been instrumental to its production of solid earnings and its consistent record of exceptional asset quality.  In view of the heightened regulatory focus on commercial real estate concentration, it is possible that the regulators may seek to restrict the Bank’s growth in those asset classes.  Were the Bank to be so limited, its net interest income and its earnings capacity would likely be adversely impacted.

Growth of the C&I Portfolio could result in higher provisions for loan losses, thus reducing earnings and stockholders’ equity

The Bank’s strategic plan to grow the C&I loan portfolio could result in higher provisions for loan losses as the portfolio is seasoned over time. The addition of new loan products will require more qualitative analysis in determining the appropriate level of loan loss provisions.

The Bank’s allowance for loan losses may be insufficient.

The Bank’s allowance for loan losses is maintained at a level considered adequate by management to absorb probable incurred losses inherent in its loan portfolio. The amount of inherent loan losses which could be ultimately realized is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that could be beyond the Bank’s control. Such losses could exceed current estimates. Although management believes that the Bank’s allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to satisfy actual loan losses should such losses be realized. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Bank’s financial condition and results of operations.

Increases in interest rates may reduce the Company’s profitability.

The Bank’s primary source of income is its net interest income, which is the difference between the interest income earned on its interest earning assets and the interest expense incurred on its interest bearing liabilities. The Bank's one-year interest rate sensitivity gap is the difference between interest rate sensitive assets maturing or repricing within one year and its interest rate sensitive liabilities maturing or repricing within one year, expressed as both a total amount and as a percentage of total assets.  At December 31, 2016, the Bank's one year interest rate gap was negative 22%, indicating that the overall level of its interest rate sensitive liabilities maturing or repricing within one year exceeded that of its interest rate sensitive assets maturing or repricing within one year.  In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of liabilities relative to its yield on assets, and thus a decline in net interest income from its existing investments and funding sources.

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

As a New York State chartered savings bank, the Bank is required to monitor changes in its Economic Value of Equity ("EVE"), which is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities plus the value of any off-balance sheet items, such as firm commitments to originate loans, or derivatives, if applicable.  To monitor its overall sensitivity to changes in interest rates, the Bank also simulates the effect of instantaneous changes in interest rates of up to 400 basis points on its assets, liabilities and net interest income.  Interest rates do and will continue to fluctuate, and the Bank cannot predict future FOMC actions or other factors that will cause interest rates to vary.

The Company operates in a highly regulated industry and is subject to uncertain risks related to changes in laws, government regulation and monetary policy.

The Holding Company and the Bank are subject to extensive supervision, regulation and examination by the NYSDFS (the Bank's primary regulator), the FRB (the Holding Company's primary regulator) and the FDIC, as its deposit insurer. Such regulation limits the manner in which the Holding Company and Bank conduct business, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit shareholders or creditors. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Failure to comply with applicable laws and regulations could subject the Holding Company and Bank to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Holding Company and Bank.  For further information regarding the laws and regulations that affect the Holding Company and the Bank, see "Item 1. Business - Regulation - Regulation of New York State Chartered Savings Banks," and "Item 1. Business - Regulation - Regulation of Holding Company."

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

The federal government may make changes in tax legislation that would lower the federal corporate income tax rate from the current level of 35%.  These changes could result in an impairment of the Company’s deferred tax assets as future tax benefit deferrals would be measured at a lower tax rate. Any impairment identified would be recorded through the Company’s earnings and recognized in the quarter in which the lower rate is enacted. The Company’s net deferred tax asset as of December 31, 2016 was $22.3 million. See Note 12 to the consolidated financial statements for a discussion of deferred tax assets.

Financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, none of which is within the control of the Holding Company or the Bank. In addition, recent political developments, including the change in administration in the United States, have added uncertainty to the implementation, scope and timing of regulatory reforms, including those relating to implementation of the Reform Act.  Significant new laws or changes in, or repeals of, existing laws may cause the Company's results of operations to differ materially. Further, federal monetary policy significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements for liquid assets. A material change in any of these conditions would have a material impact on the Bank, and therefore, on the Company’s results of operations.

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

The Reform Act creates minimum standards for the origination of mortgage loans.  The CFPB has adopted rules imposing extensive regulations governing an institution’s obligation to evaluate a borrower’s ability to repay a mortgage loan.  The rule applies to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages or temporary loans). The rule also prohibits prepayment fees on certain types of mortgage loans.

Congress and various federal regulators also may significantly impact the financial services industry and the Company's business.  Complying with any new legislative or regulatory requirements could have an adverse impact on the Company's consolidated results of operations, its ability to fill positions with the most qualified candidates available, and the Holding Company's ability to maintain its dividend. Further, while the change in administration in the United States may ultimately roll back or modify certain of the regulatory reforms adopted since the financial crises, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact the Company’s businesses, at least in the short term.

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

While the Bank expects to satisfy the requirements of the Basel III Capital Rules, inclusive of the capital conservation buffer, as phased in by the FRB, it may fail to do so. In addition, these requirements could have a negative impact on the Bank’s ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower the Company’s consolidated return on equity.

The Company's accounting estimates and risk management processes rely on analytical and forecasting models.

The processes the Company uses to estimate its probable incurred loan losses and to measure the fair value of some financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable incurred loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the model the Company uses to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on the Company’s business, financial condition and results of operations.

The value of the Company’s goodwill and other intangible assets may decline in the future.

As of December 31, 2016, the Company had $55.6 million of goodwill and other intangible assets.  A significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Common Stock may necessitate taking charges in the future related to the impairment of the Company’s goodwill and other intangible assets. If the Company were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Company would record the appropriate charge, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s controls and procedures may fail or be circumvented.

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

The Company relies on certain external vendors to provide products and services necessary to maintain its day-to-day operations.  Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements. The failure of an external vendor to perform in accordance with the contracted arrangements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus, or for any other reason, could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Environmental reviews of real property before initiating foreclosure may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s business, financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Credit risk stemming from held-for-investment lending activities may adversely impact on the Company's consolidated net income.

The loans originated by the Bank for investment are primarily multifamily residential loans and, to a lesser extent, commercial real estate loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than one-to four-family mortgage loans.  Credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

Payments on multifamily residential and commercial real estate loans generally depend on the income produced by the underlying properties, which, in turn, depend on their successful operation and management. Accordingly, the ability of the Bank's borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy.  While the Bank seeks to minimize these risks through its underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that the Bank's underwriting policies will protect it from credit-related losses or delinquencies.

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

The trading volume in the Common Stock is less than that of other larger financial services companies.

Although the Common Stock is listed for trading on the Nasdaq National Exchange, the trading volume in its Common Stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Holding Company has no control. Given the lower trading volume of the Common Stock, significant sales of the Common Stock, or the expectation of these sales, could, from time to time, cause the Holding Company's stock price to exhibit weakness unrelated to financial performance.

The Holding Company may reduce or eliminate dividends on its Common Stock in the future.

Holders of the Common Stock are entitled to receive only such dividends as its Board of Directors may declare out of funds legally available for such payments. Although the Holding Company has historically declared cash dividends on its Common Stock, it is not required to do so and may reduce or eliminate its Common Stock dividend in the future. This could adversely affect the market price of the Common Stock. In addition, the Holding Company is a savings and loan holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the back office of the Bank.  The Bank leases commercial office space for its back office located at 300 Cadman Plaza West, 8th Floor, Brooklyn, New York 11201.  The principal office of the Bank is a fully owned building located at 209 Havemeyer Street, Brooklyn, New York 11211. During the year ended December 31, 2016, the Bank executed a contract of sale for its principal office, expected to close during the year ended December 31, 2017. As of December 31, 2016, the Bank conducted its business through twenty-five full-service retail banking offices located throughout Brooklyn, Queens, the Bronx and Nassau County, New York. The Bank owns eight of these offices, and leases seventeen. The Bank opened two additional branches located in Brooklyn, New York in February 2017, which are both leased.

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

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is traded on the Nasdaq National Market and quoted under the symbol "DCOM."  Prior to June 15, 1998, the Common Stock was quoted under the symbol "DIME."

The following table indicates the high and low sales price for the Common Stock, and dividends declared, during the periods indicated.  The Common Stock began trading on June 26, 1996, the date of the initial public offering.

	Twelve Months Ended December 31, 2016			Twelve Months Ended December 31, 2015
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$17.96	$15.61	$0.14	$16.49	$14.73
June 30th	0.14	18.87	16.37	0.14	17.66	15.46
September 30th	0.14	18.27	16.53	0.14	18.00	16.04
December 31st	0.14	20.45	16.10	0.14	18.45	16.20

On December 30, 2016, the final trading date in the fiscal year, the Common Stock closed at $20.10.

Management estimates that the Holding Company had approximately 6,000 stockholders of record as of March 1, 2017, including persons or entities holding stock in nominee or street name through various brokers and banks. There were 37,445,853 shares of Common Stock outstanding at December 31, 2016.

The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (i.e., the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

During the year ended December 31, 2016, the Holding Company paid cash dividends totaling $20.6 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2015, the Holding Company paid cash dividends totaling $20.3 million, representing $0.56 per outstanding common share.

As the principal asset of the Holding Company, the Bank is often called upon to provide funds for the Holding Company's payment of dividends (See "Item 1 – Business - Regulation – Regulation of New York State Chartered Savings Banks – Limitation on Capital Distributions").

In March 2004, the Holding Company issued $72.2 million in trust preferred debt, with a stated annual coupon rate of 7.0%. The Holding Company re-acquired and retired $1.5 million of this outstanding debt during 2009.  Pursuant to the provisions of the debt, the Holding Company is required to first satisfy the interest obligation on the debt, which currently approximates $5.0 million annually, prior to the authorization and payment of Common Stock cash dividends.  Management of the Holding Company does not presently believe that this requirement will materially affect its ability to pay dividends to its common stockholders.
ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information regarding purchases of Common Stock during the fourth quarter of 2016 in accordance with the approved stock repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2016	‑	‑	‑	1,104,549
November 2016	‑	‑	‑	1,104,549
December 2016	‑	‑	‑	1,104,549

(1)	The twelfth stock repurchase program was publicly announced in June 2007, authorizing the purchase of up to 1,787,665 shares of the Common Stock, and has no expiration.

Performance Graph

Pursuant to regulations of the SEC, the graph below compares the Holding Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by SNL Securities L.C. from January 1, 2012 through December 31, 2016.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

	Period Ending December 31,
Index	2011	2012	2013	2014	2015	2016
Dime Community Bancshares, Inc.	100.00	114.74	145.02	144.63	160.80	191.03
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Thrift	100.00	121.63	156.09	167.88	188.78	231.23

Item 6.   Selected Financial Data

Financial Highlights
(Dollars in Thousands, except per share data)

The consolidated financial and other data of the Company as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Certain amounts as of and for the years ended December 31, 2014, 2013 and 2012 have been reclassified to conform to the December 31, 2016 and 2015 presentation.  These reclassifications were not material.

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Condition Data:
Total assets	$6,005,430	$5,032,872	$4,497,107	$4,028,190	$3,905,399
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	5,615,886	4,678,262	4,100,747	3,679,366	3,485,818
MBS	3,558	431	26,409	31,543	49,021
Investment securities (including FHLBNY capital stock)	60,670	77,912	76,139	78,863	88,762
Federal funds sold and other short-term investments	-	-	250	-	-
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	4,395,426	3,184,310	2,659,792	2,507,146	2,479,429
Borrowings	901,805	1,237,405	1,244,405	980,680	913,180
Stockholders' equity	565,868	493,947	459,725	435,506	391,574
Selected Operating Data:
Interest income	$195,627	$174,791	$172,952	$175,456	$195,954
Interest expense	52,141	46,227	48,416	46,969	86,112
Net interest income	143,486	128,564	124,536	128,487	109,842
Provision (credit) for loan losses	2,118	(1,330)	(1,872)	369	3,921
Net interest income after provision (credit) for loan losses	141,368	129,894	126,408	128,118	105,921
Non-interest income	75,934	8,616	9,038	7,463	23,849
Non-interest expense	83,831	62,493	61,076	62,692	62,572
Income before income tax	133,471	76,017	74,370	72,889	67,198
Income tax expense	60,957	31,245	30,124	29,341	26,890
Net income	$72,514	$44,772	$44,246	$43,548	$40,308

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	1.31%	0.96%	1.03%	1.09%	1.02%
Return on average stockholders' equity	13.40	9.40	9.83	10.58	10.73
Stockholders' equity to total assets at end of period	9.42	9.81	10.22	10.81	10.03
Loans to deposits at end of period	128.23	147.50	154.87	147.56	141.42
Loans to interest-earning assets at end of period	95.92	95.98	94.68	96.74	94.41
Net interest spread (2)	2.52	2.72	2.84	3.19	2.58
Net interest margin (3)	2.68	2.89	3.03	3.39	2.92
Average interest-earning assets to average interest-bearing liabilities	116.85	116.64	115.98	116.49	114.83
Non-interest expense to average assets	1.51	1.34	1.42	1.57	1.59
Efficiency ratio (4)	55.48	45.98	46.28	46.23	52.58
Effective tax rate	45.67	41.10	40.51	40.25	40.02
Dividend payout ratio	28.43	45.53	45.53	45.53	47.86
Per Share Data:
Diluted earnings per share	$1.97	$1.23	$1.23	$1.23	$1.17
Cash dividends paid per share	0.56	0.56	0.56	0.56	0.56
Book value per share (5)	15.11	13.22	12.47	11.86	10.96
Asset Quality Ratios and Other Data(1):
Net charge-offs (recoveries)	$97	$(1,351)	$(212)	$766	$3,707
Total non-performing loans (6)	4,237	1,611	6,198	12,549	8,888
OREO	-	148	18	18	-
Non-performing TRUP CDOs	1,270	1,236	904	898	892
Total non-performing assets	5,507	2,995	7,120	13,465	9,780
Non-performing loans to total loans	0.08%	0.03%	0.15%	0.34%	0.25%
Non-performing assets to total assets	0.09	0.06	0.16	0.33	0.25
Allowance for Loan Losses to:
Non-performing loans	484.68%	1,149.22%	298.37%	160.59%	231.21%
Total loans (7)	0.36	0.39	0.45	0.54	0.59
Regulatory Capital Ratios: (Bank only) (1)(8)
Common Equity Tier 1 Capital to Risk-Weighted Assets	11.60%	11.55%	12.33%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets ("Tier 1 Capital Ratio")	11.60	11.55	12.33	N/A	N/A
Total Capital to Risk-Weighted Assets ("Total Capital Ratio")	12.05	12.03	12.89	N/A	N/A
Tier 1 Capital to Average Assets	8.95	9.17	9.64	N/A	N/A
Earnings to Fixed Charges Ratios (9):
Including interest on deposits	3.48x	2.60x	2.50x	2.51x	1.77x
Excluding interest on deposits	7.25	4.11	3.49	3.58	2.95
Full Service Branches	25	25	25	25	26

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.

(2)	The net interest spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses on sales of assets.

(5)	Book value per share equals total stockholders' equity divided by shares outstanding at each period end.

(6)	Includes non-performing loans designated as held for sale at period end.

(7)	Total loans represent loans and loans held for sale, net of deferred fees and costs and unamortized premiums, and excluding (thus not reducing the aggregate balance by) the allowance for loan losses.

(8)
Regulatory capital ratios are calculated based upon the Basel III capital rules that became effective on January 1, 2015.  Pro forma ratios computed as of December 31, 2014 have been provided, however, periods prior to December 31, 2014 are not provided.

(9)
Earnings to fixed charges ratio is a non-GAAP measure. For purposes of computing the ratios of earnings to fixed charges, earnings represent income before taxes, extraordinary items and the cumulative effect of accounting changes plus fixed charges.  Fixed charges represent total interest expense, including and excluding interest on deposits.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Holding Company’s primary business is the ownership of the Bank.  The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings.  The Bank additionally generates non-interest income such as service charges and other fees, mortgage banking related income, and income associated with Bank Owned Life Insurance (“BOLI”).  Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing costs, occupancy and equipment, marketing and other operating expenses.  The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its mortgage loans, as well as personal deposit accounts from its borrowers. The Bank additionally utilizes an internet banking initiative, "Dime Direct." To date, deposits gathered through Dime Direct have primarily been promotional money markets. Given their nature, the Dime Direct deposits are anticipated to carry lower administrative servicing costs than the Bank's traditional retail deposits. The Bank’s primary strategy additionally includes the origination of, and investment in, mortgage loans, with an emphasis on NYC multifamily residential and mixed-use real estate loans.  The Company believes that multifamily residential and mixed-use loans in and around NYC provide several advantages as investment assets.  Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and mixed use loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and mixed-use loan originations.  In order to address the credit risk associated with multifamily residential and mixed use lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital. The Bank may purchase investment grade securities to provide a source of liquidity and earnings,

 Critical Accounting Policies

The Company’s accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. See Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2016, which contains the Company’s significant accounting policies.

The Company’s policies with respect to (1) the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), and (2) accounting for defined benefit plans are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

The following are descriptions of the Company's critical accounting policies and explanations of the methods and assumptions underlying their application.

Allowance for Loan Losses and Reserve for Loan Commitments

The allowance for loan losses is provided to reflect probable incurred losses inherent in the loan portfolio. Management reviews the adequacy of the allowance for loan losses by reviewing all impaired loans on an individual basis. The remaining portfolio is segmented and evaluated on a pooled basis.  Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, the estimated value of underlying collateral and current economic conditions in the Bank's lending area.  Judgment is required to determine the appropriate historical loss experience period, as well as the manner in which to quantify probable losses associated with the additional factors noted above. This evaluation is inherently subjective, as estimates are susceptible to significant revisions as more information becomes available.

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

The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 5 to the Company's consolidated financial statements.

Accounting for Defined Benefit Plans

Defined benefit plans are accounted for in accordance with ASC 715, which requires an employer sponsoring a single employer defined benefit plan to recognize the funded status of such benefit plan in its statements of financial condition, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation.  The Company utilizes the services of trained actuaries employed at an independent benefits plan administration entity in order to assist in measuring the funded status of its defined benefit plans. The Company provides the actuaries several key assumptions which have a significant impact on the pension benefits and other postretirement benefit obligations as well as benefits expense. These assumptions include the discount rate and the expected return on plan assets (for plans that own assets) which are regularly reviewed and evaluated for reasonableness in conjunction with current market interest rates and conditions. All assumptions impacting the Company's defined benefit plans are reviewed at least annually, and more frequently should circumstances warrant.

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

The Company's methods and assumptions utilized for its accounting for defined benefit plans are discussed in Note 14 to the Company's consolidated financial statements.

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees and charges that are considered adjustments to yields and costs.  All material changes in average balances and interest income or expense are discussed in the section entitled "Net Interest Income" in the comparisons of operating results commencing on page F-41.

	For the Year Ended December 31,
		2016			2015			2014
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$5,210,984	$191,856	3.68%	$4,327,415	$171,347	3.96%	$3,962,566	$169,208	4.27%
Other loans	1,745	115	6.59	1,562	93	5.95	1,954	105	5.37
Investment securities	18,489	880	4.76	18,570	875	4.71	19,220	560	2.91
MBS	1,216	20	1.64	6,111	186	3.04	27,658	914	3.30
Federal funds sold and other short-term investments	118,576	2,756	2.32	89,837	2,290	2.55	92,609	2,165	2.34
Total interest-earning assets	5,351,010	$195,627	3.66%	4,443,495	$174,791	3.93%	4,104,007	$172,952	4.21%
Non-interest earning assets	203,758			216,981			190,627
Total assets	$5,554,768			$4,660,476			$4,294,634

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$89,197	$230	0.26%	$76,210	$244	0.32%	$79,455	$222	0.28%
Money Market accounts	2,063,787	17,293	0.84	1,370,531	10,133	0.74	1,113,104	6,265	0.56
Savings accounts	367,311	182	0.05	370,439	183	0.05	377,930	188	0.05
CDs	1,015,615	14,669	1.44	902,600	12,445	1.38	858,526	12,916	1.50
Borrowed Funds (2)	1,043,515	19,767	1.89	1,089,700	23,222	2.13	1,109,532	28,825	2.60
Total interest-bearing liabilities	4,579,425	$52,141	1.14%	3,809,480	$46,227	1.21%	3,538,547	$48,416	1.37%
Non-interest bearing checking accounts	263,527			220,134			177,163
Other non-interest-bearing liabilities	170,569			154,809			129,034
Total liabilities	5,013,521			4,184,423			3,844,744
Stockholders' equity	541,247			476,053			449,890
Total liabilities and stockholders' equity	$5,554,768			$4,660,476			$4,294,634
Net interest income		$143,486			$128,564			$124,536
Net interest spread (3)			2.52%			2.72%			2.84%
Net interest-earning assets	$771,585			$634,015			$565,460
Net interest margin (4)			2.68%			2.89%			3.03%
Ratio of interest-earning assets to interest-bearing liabilities		116.85%			116.64%			115.98%

(1)
In computing the average balance of real estate loans, non-performing loans have been included.  Interest income on real estate loans includes loan fees.  Interest income on real estate loans also includes applicable prepayment fees and late charges totaling $9.0 million, $11.3  million and $12.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Interest expense on borrowed funds includes $1.4 million of prepayment charge recognized during the year ended December 31, 2015.  There were no such fees during the years ended December 31, 2016 or 2014.  Absent the prepayment charge, the average cost of borrowings would have been 2.01% during the year ended December 31, 2015.

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

	Years Ended December 31,
	2016 over 2015 Increase/ (Decrease) Due to			2015 over 2014 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$22,030	$(1,521)	$20,509	$15,002	$(12,863)	$2,139
Other loans	11	11	22	(22)	10	(12)
Investment securities	(1)	6	5	(25)	340	315
MBS	(99)	(67)	(166)	(684)	(44)	(728)
Federal funds sold and other short-term investments	468	(2)	466	(67)	192	125
Total	$22,409	$(1,573)	$20,836	$14,204	$(12,365)	$1,839
Interest-bearing liabilities:
Interest bearing checking accounts	$37	$(51)	$(14)	$(10)	$32	$22
Money market accounts	5,458	1,702	7,160	1,657	2,211	3,868
Savings accounts	(2)	1	(1)	(4)	(1)	(5)
CDs	1,620	604	2,224	611	(1,082)	(471)
Borrowed funds	(912)	(2,543)	(3,455)	(452)	(5,151)	(5,603)
Total	$6,201	$(287)	$5,914	$1,802	$(3,991)	$(2,189)
Net change in net interest income	$16,208	$(1,286)	$14,922	$12,402	$(8,374)	$4,028

Comparison of Operating Results for the Years Ended December 31, 2016, 2015, and 2014

Net income was $72.5 million in 2016, compared to $44.8 million in 2015, and $44.2 million in 2014.  During 2016, net interest income increased $14.9 million, the provision for loan losses increased by $3.4 million, non-interest income increased by $67.3 million and non-interest expense increased by $21.3 million.  Income tax expense increased $29.7 million in 2016, as a result of $57.5 million of additional pre-tax income. Net interest income increased $4.0 million in 2015.  Offsetting this increase, non-interest income declined $422,000, non-interest expense increased $1.4 million, and 2015 earnings experienced a $542,000 lower benefit from the credit (negative provision) for loan losses than was experienced in 2014. Income tax expense increased $1.1 million in 2015, primarily as a result of $1.6 million of additional pre-tax income.

Net Interest Income

The discussion of net interest income for 2016, 2015, and 2014 below should be read in conjunction with the tables presented on pages F-40 and F-41, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.

The Company’s net interest income and net interest margin during 2016, 2015, and 2014 were impacted by the following factors:

•
During the period January 1, 2009 through December 31, 2016, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 0.75%, resulting in deposit and borrowing costs at historically low levels.

•
Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through December 31, 2016, resulted in an ongoing reduction in the average yield on real estate loans.

Interest income was $195.6 million in 2016, $174.8 million in 2015, and $173.0 in 2014. During 2016, interest income increased $20.8 million from 2015, primarily reflecting increases in interest income of $20.5 million on real estate loans and $466,000 on other short term investments. The increased interest income on real estate loans reflected growth of $883.6 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during 2016 in connection with the Company’s growth strategy. Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 28 basis points in their average yield, resulting from both continued low lending rates and heightened marketplace competition. The increase in interest income on other short-term investments reflected an increase of $28.7 million in their average balance as a result of increased cash from $75.9 million net proceeds from the sale of premises, offset by a 23 basis point decline in their average yield during the comparative period. During 2015, interest income increased $1.8 million from 2014, primarily reflecting increases in interest income of $2.1 million on real estate loans, $315,000 on investment securities and $125,000 on federal funds sold and other short term investments. The increased interest income on real estate loans reflected growth of $364.8 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during 2015. Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 31 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition. Additional interest income (previously owed but not paid timely by the issuing companies) was received and recorded on the Bank's TRUP CDOs in 2015, generating the majority of the $315,000 increase in interest income on investment securities during the comparative period. The increase in interest income on federal funds sold and other short-term investments resulted from a more favorable yield earned on the Company’s investment in FHLBNY capital stock, reflecting higher discretionary dividends declared by the FHLBNY. Partially offsetting these increases was a reduction of $728,000 in interest income on MBS, primarily reflecting a decline of $21.5 million in their average balance during the comparative period, as the Company liquidated virtually its entire MBS portfolio in March 2015.

Interest expense was $52.1 million in 2016, $46.2 million in 2015, and $48.4 million in 2014. During 2016, interest expense increased $5.9 million from 2015, primarily reflecting increases in expense of $7.2 million on money market accounts and $2.2 million on CDs, offset by a reduction of $3.5 million in interest expense on borrowed funds. The increase of $7.2 million in interest expense on money market deposits reflected successful promotional activities in connection with the Company’s growth strategy that increased their average balance by $693.3 million and their average cost by 10 basis points in 2016.  The increase of $2.2 million in interest expense on CDs reflected an increase in their average balance by $113.0 million and their average cost by 6 basis points, as the Bank competed more aggressively for CDs during 2016 compared to 2015. Interest expense on borrowings declined $3.5 million due to a reduction of 24 basis points in their average cost (resulting from the re-pricing of higher interest rate borrowings), and a decrease in their average balance by $46.2 million during 2016 compared to 2015 as FHLBNY advances continued to mature. Interest expense decreased $2.2 million in 2015 from 2014, primarily due to reductions of $5.6 million in interest expense on borrowed funds and $471,000 on CDs during 2015, offset by an increase of $3.9 million in interest expense on money market deposits. Interest expense on borrowings declined $5.6 million due to a reduction of 47 basis points in their average cost, as higher-cost borrowings that matured during 2015 were not replaced. The reduction in interest expense on CDs reflected a decline of 12 basis points in their average cost, as the Bank competed less aggressively for CDs during 2015, instead emphasizing strategies aimed at growing money market and non-interest bearing checking deposits. The increase of $3.9 million in interest expense on money market deposits reflected successful promotional activities that increased their average balance by $257.4 million and their average cost by 18 basis points in 2015.

Provision (Credit) for Loan Losses

The Company recognized a provision for loan losses of $2.1 million in 2016, a credit (negative provision) for loan losses of $1.3 million in 2015, and a credit (negative provision) for loan losses of $1.9 million in 2014. The $2.1 million provision for loan losses recognized during 2016 resulted mainly from growth in the real estate portfolio in connection with the Company’s growth strategy, offset by continued improvement in the overall credit quality of the loan portfolio.  The credits recorded during the years ended both December 31, 2015 and 2014 reflected continued improvement in the overall credit quality of the loan portfolio from October 1, 2013 through December 31, 2015. The credit recorded during 2015 also reflected a $1.5 million recovery of previously charged-off amounts from the favorable resolution of the Bank's largest problem loan, offset by growth of $577.8 million in the real estate loan portfolio during 2015.

The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses:	(Dollars in Thousands)
Balance at beginning of period	$18,514	$18,493	$20,153	$20,550	$20,254
Provision (credit) for loan losses	2,118	(1,330)	(1,872)	369	3,921
Charge-offs
Multifamily residential	(92)	(48)	(87)	(504)	(2,478)
Commercial real estate	(12)	(44)	(336)	(400)	(1,342)
One- to four-family including condominium and cooperative apartment	(79)	(115)	(46)	(117)	(777)
Construction	-	-	-	-	(3)
Consumer	(3)	(2)	(9)	(21)	(10)
Total charge-offs	(186)	(209)	(478)	(1,042)	(4,610)
Recoveries	90	1,560	690	276	903
Reserve for loan commitments transferred from other liabilities	-	-	-	-	82
Balance at end of period	$20,536	$18,514	$18,493	$20,153	$20,550

Non-Interest Income

Total non-interest income was $75.9 million in 2016, $8.6 million in 2015, and $9.0 million in 2014. During 2016, non-interest income increased $67.3 million from 2015, due primarily to a gain of $68.2 million recognized on the sale of real estate and $329,000 of increased income from BOLI during the year ended December 31, 2016. Partially offsetting these increases were a $1.3 million gain on the sale of MBS in 2015, and a decline in service charges and other fees during the comparative period as a result of lower transaction volume. During 2015, non-interest income declined $422,000 from 2014, due primarily to a reduction of $328,000 in the net gain on the sale of securities and other assets during the comparative period, and a credit of $1.0 million recognized as additional mortgage banking income during 2014.  The $1.0 million credit eliminated the liability in relation to loans sold to FNMA on which the Bank retained an obligation (off-balance sheet contingent liability) to absorb losses  on loans that were re-acquired from FNMA during 2014.   Partially offsetting the reductions were the following increases during 2015: 1) $662,000 of income from BOLI, as the Company increased its investment in BOLI commencing in October 2014; 2) $194,000 of additional loan application fee income during the comparative period that reflected higher loan origination activity; and 3) $220,000 growth in inspection fee income reflecting the growth in the mortgage loan portfolio.

Non-Interest Expense

Non-interest expense was $83.8 million in 2016, $62.5 million in 2015, and $61.1 million in 2014. During 2016, non-interest expense increased $21.3 million from 2015. Contributing to the increase was a non-recurring $3.4 million reduction in salaries and employee benefits in 2015 from the curtailment of certain postretirement health benefits (“Curtailment Gain”). Excluding the impact of the Curtailment Gain, non-interest expense would have increased by $17.9 million during 2016. The increase was primarily the result of a one-time, non-cash, non-taxable expense of $11.3 million related to the prepayment of the outstanding balance of the Employee Stock Ownership Plan (“ESOP”) loan by the plan (“ESOP Charge”), in addition to increases of $1.6 million in occupancy and equipment expense, $1.4 million in marketing expense, $1.2 million in data processing expense, $734,000 in consulting expense, and $1.7 million in other operating expenses. The $1.6 million increase in occupancy expense was attributable to new leases related to de novo retail branches and a new corporate office.  The $1.4 million increase in marketing costs was related to deposit gathering initiatives in line with the Company’s growth strategy. The $1.2 million increase in data processing costs was the result of various technology enhancement initiatives related to customer banking services. The $734,000 increase in consulting expense was attributable to new consulting.  During 2015, non-interest expense increased $1.4 million from 2014. Excluding the impact of the Curtailment Gain, non-interest expense would have increased by $4.8 million during the comparative period as a result of higher salaries and employee benefits, increased occupancy and equipment expenses from the accelerated depreciation of some automated teller machine equipment that was expected to be replaced sooner than anticipated, additional marketing expenses tied to both brand recognition and deposit gathering initiatives, and heightened data processing costs associated with both higher loan and deposit processing activities and several technological upgrades.

Non-interest expense as a percentage of average assets was 1.31% in 2016, excluding the ESOP Charge, down from 1.41% during in 2015, excluding the Curtailment Gain, which was comparable to 1.42% in 2014.  The decrease during 2016 was primarily due to the $894.3 million of growth in average assets outweighing the growth in non-interest expense during 2016.  The decrease during 2015 was primarily due to the $365.8 million of growth in average assets during the year ended December 31, 2015.

Income Tax Expense

Income tax expense was $60.9 million in 2016, $31.2 million in 2015, and $30.1 million in 2014. During 2016, income tax expense increased $29.7 million from 2015, due primarily to an increase of $57.5 million in pre-tax income during the comparative period.  The $57.5 million increase in pre-tax income was attributable to the $68.2 million gain on sale of real estate, offset by the $11.3 million ESOP Charge that occurred during 2016.  During 2015, income tax expense increased $1.1 million from 2014, due primarily to an increase of $1.6 million in pre-tax income during 2015.

The Company's consolidated tax rate was 39.5% in 2016, excluding the impact of the gain from the sale of real estate and the ESOP Charge, up slightly from 41.1% in 2015 and 40.5% in 2014.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Assets totaled $6.00 billion at December 31, 2016, $972.6 million above their level at December 31, 2015.

Real estate loans increased $937.8 million during the year ended December 31, 2016, primarily due to originations of $1.53 billion of real estate loans (including refinancing of existing loans) and purchased real estate loan participations totaling $157.8 million.  These additions exceeded the $754.6 million of aggregate amortization on such loans (also including refinancing of existing loans).

Cash and due from banks increased $49.3 million during the year ended December 31, 2016, due to the net proceeds of $75.9 million received from the sale of premises during the year, offset by approximately $26.6 million used to fund asset growth and reduce borrowed funds.  During the year ended December 31, 2016, the Bank completed the sale of premises held for sale with a book value of $8.8 million at December 31, 2015 and net proceeds of $75.9 million were realized on the sale.  During the year ended December 31, 2016, the Bank entered into a $12.3 million  agreement to sell Bank premises with an aggregate book value of $1.4 million, which was transferred to held for sale as of December 31, 2016. This sale is currently expected to close in April 2017.

Total liabilities increased $900.6 million during the year ended December 31, 2016.  Retail deposits (due to depositors) increased $1.21 billion and FHLBNY advances declined by $335.6 million during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in retail deposits and decline in FHLBNY advances during the year ended December 31, 2016. Mortgagor escrow and other deposits increased by $25.9 million during 2016 as a result of growth of the real estate portfolio.

Stockholders' equity increased $71.9 million during the year ended December 31, 2016, due primarily to net income of $72.5 million, an $11.3 million increase related to the ESOP Charge, $3.6 million of equity added from stock option exercises, a $3.3 million aggregate increase related to expense amortization associated with stock benefit plans, and $2.9 million of comprehensive income, that added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $20.6 million in cash dividends paid during the period and $1.8 million related to the distribution of benefit payments reducing the cumulative balance of stockholders’ equity. The decrease in accumulated other comprehensive loss due to $2.9 million of comprehensive income, net of tax, was primarily the result of $1.0 million from changes in pension obligations and $1.8 million from changes in unrealized loss on interest rate swap derivative assets.

Loan Portfolio Composition

The Bank’s loan portfolio totaled $5.62 billion at December 31, 2016, consisting primarily of mortgage loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership; commercial properties; and one- to four-family residences and individual condominium or cooperative apartments.  Within the loan portfolio, $4.59 billion, or 81.6%, were classified as multifamily residential loans; $958.5 million, or 17.0%, were classified as commercial real estate loans; and $74.0 million, or 1.3%, were classified as one- to four-family residential, including condominium or cooperative apartments.  At December 31, 2016, the Bank’s loan portfolio additionally included $3.4 million in consumer loans, composed of depositor, consumer installment and other loans.

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2016	Percent of Total	2015	Percent of Total	2014	Percent of Total	2013	Percent of Total	2012	Percent of Total
Real Estate loans:	(Dollars in Thousands)
Multifamily residential	$4,592,282	81.59%	$3,752,328	80.02%	$3,292,753	80.05%	$2,917,380	78.97%	$2,671,533	76.30%
Commercial real estate	958,459	17.03	863,184	18.41	745,463	18.12	700,606	18.96	735,224	21.00
One- to four-family, including condominium and cooperative apartment	74,022	1.32	72,095	1.54	73,500	1.79	73,956	2.00	91,876	2.62
Construction and land acquisition	-	-	-	-	-	-	268	0.01	476	0.01
Total real estate loans	5,624,763	99.94	4,687,607	99.97	4,111,716	99.96	3,692,210	99.94	3,499,109	99.93
Consumer loans:
Depositor loans	445	0.01	557	0.01	677	0.01	763	0.02	712	0.02
Consumer installment and other	2,970	0.05	1,033	0.02	1,152	0.03	1,376	0.04	1,711	0.05
Total consumer loans	3,415	0.06	1,590	0.03	1,829	0.04	2,139	0.06	2,423	0.07
Gross loans	5,628,178	100.00%	4,689,197	100.00%	4,113,545	100.00%	3,694,349	100.00%	3,501,532	100.00%
Net unearned costs	8,244		7,579		5,695		5,170		4,836
Allowance for loan losses	(20,536)		(18,514)		(18,493)		(20,153)		(20,550)
Loans, net	$5,615,886		$4,678,262		$4,100,747		$3,679,366		$3,485,818
Loans serviced for others:
One- to four-family, including condominium and cooperative apartment	$3,453		$4,374		$5,215		$6,746		$8,786
Multifamily residential	17,625		18,735		19,038		240,517		353,034
Total loans serviced for others	$21,079		$23,109		$24,253		$247,263		$361,820

Of the total mortgage loan portfolio outstanding on December 31, 2016, $4.75 billion, or 84.38%, were ARMs and $878.7 million, or 15.62%, were fixed-rate loans.

The following table sets forth the composition of the Bank’s loan portfolios (including loans held for sale) by ARM or fixed-rate repayment type:

	For the Year Ended December 31,
	2016	Percent of Total	2015	Percent of Total	2014	Percent of Total	2013	Percent of Total	2012	Percent of Total
	(Dollars in Thousands)
ARM	$4,746,112	84.38%	$3,692,014	78.73%	$2,981,135	72.50%	$2,644,032	71.61%	$2,511,198	71.77%
Fixed-rate	878,651	15.62	997,183	21.27	1,130,581	27.50	1,048,178	28.39	987,911	28.23
Total loans	$5,624,763	100.00%	$4,687,607	100.00%	$4,111,716	100.00%	$3,692,210	100.00%	$3,499,109	100.00%

At December 31, 2016, the Bank had $115.2 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2017.

At December 31, 2016, the Bank’s portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained totaled $21.1 million, all of which were sold without recourse.

Loan Originations, Purchases, Sales and Servicing

For the year ended December 31, 2016, total loan originations were $1.53 billion.   The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Gross loans:	(Dollars in Thousands)
At beginning of period	$4,689,197	$4,113,545	$3,694,349	$3,501,532	$3,460,424
Real estate loans originated:
Multifamily residential	1,321,242	1,098,841	748,067	872,421	942,326
Commercial real estate	204,720	236,320	191,944	187,202	142,418
One- to four-family, including condominium and cooperative apartment (1)	2,468	5,316	2,302	5,896	12,184
Equity lines of credit on multifamily residential or commercial properties	5,547	3,389	4,657	7,578	2,764
Construction and land acquisition	-	-	-	-	-
Total mortgage loans originated	1,533,977	1,343,866	946,970	1,073,097	1,099,692
Other loans originated	3,073	1,334	1,263	1,354	1,414
Total loans originated	1,537,050	1,345,200	948,223	1,074,451	1,101,106
Loans purchased	157,782	99,745	225,604	52,031	30,425
Less:
Principal repayments (including satisfactions and refinances)	755,851	859,721	737,776	923,110	1,020,525
Loans sold (2)	-	9,572	16,865	8,087	67,593
Write down of principal balance for expected loss	-	-	-	1,685	2,305
Loans transferred to OREO	-	-	-	783	-
Gross loans at end of period	$5,628,178	$4,689,197	$4,113,545	$3,694,349	$3,501,532

(1)	Includes one- to four-family home equity and home improvement loans.
(2)	Includes $9.6 million, $3.9 million, $6.1 million and $30.9 million of note sales on problem loans from portfolio during the years ended December 31, 2015, 2014, 2013 and 2012, respectively.

Loan Maturity and Repricing

As of December 31, 2016, $4.0 billion, or 70.24% of the loan portfolio was scheduled to mature or reprice within five years.  In addition at December 31, 2016, loans totaling $734.4 million were required to make only monthly interest payments on their outstanding principal balance.  The great majority of these loans commence principal amortization prior to their contractual maturity date.

The following table distributes the Bank's real estate and consumer loan portfolios at December 31, 2016 by the earlier of the maturity or next repricing date.  ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include scheduled principal amortization.

	Real Estate Loans	Consumer Loans	Total
Amount due to Mature or Reprice During the Year Ending:	(Dollars in Thousands)
December 31, 2017	$373,809	$3,415	$377,224
December 31, 2018	649,592	-	649,592
December 31, 2019	886,921	-	886,921
December 31, 2020	1,042,586	-	1,042,586
December 31, 2021	996,719	-	996,719
Sub-total (within 5 years)	3,949,627	3,415	3,953,042
December 31, 2022 and beyond	1,675,136	-	1,675,136
TOTAL	$5,624,763	$3,415	$5,628,178

The following table sets forth the outstanding principal balances of the Bank's real estate and consumer loan portfolios at December 31, 2016 that are due to mature or reprice after December 31, 2017, and whether such loans have fixed or adjustable interest rates:

	Due after December 31, 2017
	Fixed	Adjustable	Total
	(Dollars in Thousands)
Real estate loans	$824,086	$4,426,868	$5,250,954
Consumer loans	-	-	-
Total loans	$824,086	$4,426,868	$5,250,954

Asset Quality

Non-accrual Loans

Within the Bank's permanent portfolio, sixteen non-accrual loans (excluding deposit overdraft loans) totaled $4.2 million at December 31, 2016 and sixteen non-accrual loans (excluding deposit overdraft loans) totaled $1.6 million at December 31, 2015. During the year ended December 31, 2016, two non-accrual loans totaling $77,000 were returned to accrual status based upon favorable payment performance, two non-accrual loans totaling $23,000 were charged off, three non-accrual loans totaling $743,000 were fully satisfied according to their contractual terms, and principal amortization of $80,000 was recognized on ten non-accrual loans. These reductions were partially offset by seven loans totaling $3.5 million that were added to non-accrual status during the period.

TDRs

At both December 31, 2016 and 2015, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected net cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected net cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

The Company modified one one- to four-family residential loan in a manner that met the criteria of a TDR during the twelve-month period ended December 31, 2016.  There were no loans modified in a manner that met the criteria of a TDR during the twelve-month period ended December 31, 2015.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 4 to the consolidated financial statements) was approximately $11.9 million, consisting of thirteen loans, at December 31, 2016, compared to $9.6 million, consisting of nine loans, at December 31, 2015.  During the year ended December 31, 2016, three impaired loans totaling $954,000 were fully satisfied according to their contractual terms, and principal amortization totaling $256,000 was recognized on eleven impaired loans. These reductions were partially offset by seven loans totaling $3.6 million that were added to impaired status during the period.

The following is a reconciliation of non-accrual, TDR, and impaired loans as of the dates indicated:

	At December 31,
	2016	2015	2014	2013	2012
Non-accrual loans (1):	(Dollars in Thousands)
One- to four-family residential, including condominium and cooperative apartment	$1,012	$1,113	$1,310	$1,242	$938
Multifamily residential and residential mixed use real estate	2,675	287	167	1,197	507
Commercial mixed use real estate	549	-	-	4,400	1,170
Commercial real estate	-	207	4,717	5,707	6,265
Consumer	1	4	4	3	8
Non-accrual loans held for sale	-	-	-	-	560
Total non-accrual loans	4,237	1,611	6,198	12,549	9,448
Non-accrual one- to four-family and consumer loans deemed homogeneous loans (2)	(1,013)	(1,116)	(1,314)	(980)	(1,162)
TDRs(1):
One- to four-family residential, including condominium and cooperative apartment	407	598	605	934	948
Multifamily residential and residential mixed use real estate	658	696	1,105	1,148	1,953
Commercial mixed use real estate	4,261	4,344	4,400	-	729
Commercial real estate	3,363	3,428	8,990	16,538	41,228
Total TDRs	8,689	9,066	15,100	18,620	44,858
Impaired loans	$11,913	$9,561	$19,984	$30,189	$53,144

(1)
Total non-accrual loans include some loans that were modified in a manner that met the criteria for a TDR. There were no non-accruing TDRs at December 31, 2016.  There were non-accruing TDRs which totaled $207,000, $4.7 million, $5.7 million, and $6.3 million at December 31, 2015, 2014, 2013, and 2012, respectively, which are included in the non-accrual loans total.

(2)
Smaller balance homogeneous loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances less than or equal to the Fannie Mae ("FNMA") conforming loan limits for high-cost areas such as the Bank's primary lending area (“FNMA Limits”) and consumer loans, are collectively evaluated for impairment, and accordingly, not separately identified for impairment disclosures.

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

There were no OREO properties as of December 31, 2016.  OREO properties totaled of $148,000 at December 31, 2015. The Bank did not recognize any provisions for losses on OREO properties during the years ended December 31, 2016 or 2015. The Bank wrote off the balance of one OREO property which totaled $18 during the year ended December 31, 2016.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Total non-accrual loans	$4,237	$1,611	$6,198	$12,549	$9,448
Non-performing assets:
Non-performing pooled trust preferred securities ("TRUP CDOs")	1,270	1,236	904	898	892
OREO	-	148	18	18	-
Total non-performing assets	5,507	2,995	7,120	13,465	10,340
Ratios:
Total non-accrual loans to total loans	0.08%	0.03%	0.15%	0.34%	0.25%
Total non-performing assets to total assets	0.09	0.06	0.16	0.33	0.26

Other Potential Problem Loans

(i)   Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on four real estate loans with an aggregate outstanding balance of $3.1 million at December 31, 2016, and twelve real estate loans with an aggregate outstanding balance of $4.5 million at December 31, 2015, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

(ii)  Loans Delinquent 30 to 89 Days

The Bank had three real estate loans totaling $1.9 million that were delinquent between 30 and 89 days at December 31, 2016, a net decrease of approximately $1.1 million compared to six such loans totaling $3.0 million at December 31, 2015. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(iii) Temporary Loan Modifications

There were no temporary modifications (modifications that were either sufficiently minor or temporary in nature so as to not meet the criteria of a TDR) entered into during the years ended December 31, 2016 or 2015. Temporary modifications previously entered into performed according to their contractual terms during the years ended December 31, 2016 and 2015.

Allowance for Loan Losses

The following table sets forth the Bank's allowance for loan losses allocated by underlying collateral type and the percent of each to total loans at the dates indicated.  Any allocated allowance associated with loans both deemed impaired and internally graded as Special Mention is reflected on the impaired loan line. Please refer to Notes 4 and 5 to the Company's consolidated audited financial statements for a description of impaired, substandard, special mention and pass graded loans.

	At December 31,
	2016		2015		2014		2013		2012
	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Impaired loans	$-	0.21%	$-	0.20%	$19	0.49%	$1,771	0.82%	$520	1.52%
Substandard loans not deemed impaired (1)	n/a	n/a	348	0.37	371	0.44	53	0.15	795	0.44
Special Mention loans (1)	n/a	n/a	88	0.37	228	0.81	185	0.92	145	0.54
Pass graded loans:
Multifamily residential	16,555	81.56	13,942	79.69	13,600	79.38	13,743	78.49	14,118	75.99
Commercial real estate	3,816	16.86	3,902	17.88	4,156	17.15	4,189	17.81	4,750	19.08
One-to four- family including condominium and cooperative apartment	145	1.31	214	1.46	95	1.68	188	1.75	195	2.36
Construction and land acquisition	-	-	-	-	-	-	-	-	-	-
Consumer	20	0.06	20	0.03	24	0.05	24	0.06	27	0.07
Total	$20,536	100.00%	$18,514	100.00%	$18,493	100.00%	$20,153	100.00%	$20,550	100.00%

(1)
During the year ended December 31, 2016, the allowance methodology was refined such that there was not a component for Substandard and Special Mention loans. All non-impaired loans as of December 31, 2016 were considered Pass graded loans.

The following table sets forth information about the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$5,636,422	$4,696,776	$4,119,240	$3,699,519	$3,506,368
Average total loans outstanding during the period(1)	5,212,729	4,328,977	3,964,520	3,606,039	3,402,838
Allowance balance at end of period	20,536	18,514	18,493	20,153	20,550
Allowance for loan losses to total loans at end of period	0.36%	0.39%	0.45%	0.54%	0.59%
Allowance for loan losses to total non-performing loans at end of period	484.68	1,149.22	298.37	160.59	231.21
Allowance for loan losses to total non-performing loans and TDRs at end of period	158.87	170.10	71.09	64.66	42.58
Ratio of net charge-offs to average loans outstanding during the period	NM	(0.03)	(0.01)	0.02	0.11

(1)	Total loans represent gross loans (including loans held for sale), inclusive of deferred loan fees and discounts.

NM = not meaningful

Reserve for Loan Commitments

At December 31, 2016, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Investment Activities

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security that were owned by either the Bank or Holding Company at the dates indicated:

	At December 31,
	2016		2015		2014
	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value
MBS	(Dollars in Thousands)
Available-for-Sale:
Federal Home Loan Mortgage Corporation ("FHLMC") pass through certificates	$-	$-	$-	$-	$17,080	$18,145
FNMA pass through certificates	-	-	-	-	5,763	6,125
Government National Mortgage Association (“GNMA”) pass through certificates	360	372	418	431	1,311	1,337
Private issuer MBS	-	-	-	-	449	455
Agency issued Collateralized Mortgage Obligations ("CMOs")	3,247	3,186	-	-	-	-
Private issuer CMOs	-	-	-	-	343	347
Total MBS available-for-sale	3,607	3,558	418	431	24,946	26,409

INVESTMENT SECURITIES
TRUP CDOs held-to-maturity	5,378	7,296	5,242	7,051	5,367	6,263
Total investment securities held-to-maturity	5,378	7,296	5,242	7,051	5,367	6,263
Available-for-Sale:
Federal agency obligations	-	-	-	-	70	70
Mutual funds	4,011	3,895	3,990	3,756	3,860	3,736
Total investment securities available-for-sale	4,011	3,895	3,990	3,756	3,930	3,806
Trading:
Mutual funds	7,015	6,953	10,390	10,201	8,640	8,559
Total trading securities	7,015	6,953	10,390	10,201	8,640	8,559
TOTAL INVESTMENT SECURITIES AND MBS	$20,011	$21,702	$20,040	$21,439	$42,883	$45,037

(1)
Amount is net of cumulative credit related Other than Temporary Impairment (“OTTI”) on TRUP CDOs held-to-maturity totaling $8.6 million, $8.7 million and $9.0 million at December 31, 2016, 2015 and 2014 respectively.

MBS

The Company's consolidated investment in MBS totaled $3,558 at December 31, 2016, all of which were owned by the Holding Company and were comprised of adjustable rate, pass-through securities guaranteed by GNMA.  The average duration of these securities was 1.0 year (one-year ARM securities) as of December 31, 2016.

The Company typically classifies MBS as available-for-sale in recognition of the prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale was $49,000 below their amortized cost at December 31, 2016.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Amortized cost at beginning of period	$418	$24,946	$29,962
(Sales) Purchases, net	3,267	(22,919)	875
Principal repayments	(59)	(1,602)	(5,863)
Premium amortization, net	(19)	(7)	(28)
Amortized cost at end of period	$3,607	$418	$24,946

The following table presents the amortized cost, fair value and weighted average yield of the Company's consolidated MBS at December 31, 2016, categorized by remaining period to contractual maturity:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Due within 1 year	$-	$-	-%
Due after 1 year but within 5 years	3,247	3,186	4.28
Due after 5 years but within 10 years	-	-	-
Due after ten years	360	371	2.03
Total	$3,607	$3,558	4.06%

With respect to MBS, the entire carrying amount of each security at December 31, 2016 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  As mentioned previously, the investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 1.0 year as of December 31, 2016 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

Corporate Debt Obligations

As of December 31, 2016, the Bank’s investment in corporate debt obligations was comprised solely of seven TRUP CDOs with an aggregate remaining amortized cost of $15.3 million (based upon their purchase cost basis) that were secured primarily by the preferred debt obligations of pools of U.S. banks (with a small portion secured by debt obligations of insurance companies).  All seven securities were designated as held-to-maturity at December 31, 2016.

At December 31, 2016, four of the seven securities had previously recognized OTTI charges, the most recent of which occurred during the year ended December 31, 2012.  The aggregate OTTI charge recognized on these securities was $9.2 million at December 31, 2016, of which $8.6 million was determined to be attributable to credit related factors and $544,000 was determined to be attributable to non-credit related factors.

At December 31, 2016, the remaining aggregate amortized cost of TRUP CDOs that could be subject to future OTTI charges through earnings was $6.7 million.  Of this total, unrealized losses of $1.3 million have already been recognized as a component of accumulated other comprehensive loss.

Equity Investments

The Holding Company's investment in mutual funds (primarily equity mutual funds) totaled $10.8 million at December 31, 2016, of which $3.9 million was classified as available for sale, and $6.9 million was classified as trading.  At December 31, 2016, the aggregate fair value of the available for sale mutual fund investments was $116,000 below their cost basis, and the aggregate fair value of the mutual fund investments classified as trading was $62,000 below their cost basis.  The reduction of fair value below the cost basis of the available for sale equity investments was deemed temporary in nature as of December 31, 2016.

Sources of Funds

Deposits

The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2016			At December 31, 2015			At December 31, 2014
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$366,921	8.3%	0.05%	$368,671	11.6%	0.05%	$372,753	14.0%	0.05%
CDs	1,048,465	23.9	1.47	858,847	27.0	1.44	926,318	34.8	1.43
Money market accounts	2,576,081	58.6	0.86	1,618,617	50.8	0.81	1,094,698	41.2	0.61
Interest bearing checking accounts	106,525	2.4	0.08	78,994	2.5	0.08	78,430	2.9	0.08
Non-interest bearing checking accounts	297,434	6.8	-	259,181	8.1	-	187,593	7.1	-
Totals	$4,395,426	100.0%	0.86%	$3,184,310	100.0%	0.81%	$2,659,792	100.0%	0.76%

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Deposits	$8,674,460	$6,306,645	$4,052,651
Withdrawals	7,495,718	5,805,132	3,919,596
Deposits greater than Withdrawals	$1,178,742	$501,513	$133,055
Interest credited	32,374	23,005	19,591
Total increase in deposits	$1,211,116	$524,518	$152,646

The weighted average maturity of the Bank's CDs at December 31, 2016 was 15.4 months, compared to 19.9 months at December 31, 2015.  The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2016:

	Period to Maturity at December 31, 2016					Total at December 31,
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	2016	2015	2014
	(Dollars in Thousands)				(Dollars in Thousands)
1.00% and below	$127,957	$31,410	$-	$-	$159,367	$230,982	$345,955
1.01% to 2.00%	278,818	369,690	56,870	2,650	708,028	425,120	310,993
2.01% to 3.00%	51,779	108,387	559	-	160,725	183,617	201,215
3.01% and above	1,246	19,056	-	43	20,345	19,128	68,155
Total	$459,800	$528,543	$57,429	$2,693	$1,048,465	$858,847	$926,318

At December 31, 2016, the Bank had $597.0 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Date	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within three months	$108,459	1.32%
After three but within six months	94,988	1.39
After six but within twelve months	52,639	1.17
After 12 months	340,927	1.66
Total	$597,013	1.51%

The Bank is authorized to accept brokered deposits up to an aggregate limit of $120.0 million.  At December 31, 2016, brokered deposits consisted of $42.7 million, which include purchased CDARS deposits.  At December 31, 2015, total brokered deposits consisted solely of the $2.0 million purchased CDARS deposits.

Borrowings

The Bank's total borrowing line with FHLBNY equaled at least $2.10 billion at December 31, 2016.  The Bank had $831.1 million of FHLBNY advances outstanding at December 31, 2016, and $1.17 billion at December 31, 2015.  The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The following table presents information for FHLBNY advances as of the periods indicated:

	At or for the Year Ended December 31,
	2016		2015		2014
	Amount	Average Cost	Amount	Average Cost	Amount	Average Cost
	(Dollars in Thousands)
Balance outstanding at end of period	$831,125	1.57%	$1,166,725	1.32%	$1,173,725	1.74%
Weighted average balance outstanding during the period	972,179	1.45	1,019,020	1.65	1,039,203	2.28
Maximum balance outstanding at month end during period	1,277,125		1,166,725		1,173,725

The Company had no Securities Sold Under Agreements to Repurchase outstanding at December 31, 2016 or 2015.

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset Liability Committee (“ALCO”) is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, appropriate senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  Reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to appropriate senior management on a monthly basis, and the Board of Directors at each of its meetings. In addition on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

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

Retail branch and Internet banking deposits increased $1.21 billion during the year ended December 31, 2016, compared to an increase of $524.5 million during the year ended December 31, 2015.  Within deposits, core deposits (i.e., non-CDs) increased $1.02 billion during the year ended December 31, 2016 and $592.0 million during the year ended December 31, 2015.  These increases were due to both successful gathering efforts tied to promotional money market offerings as well as the company’s growth strategy for the year ended December 31, 2016.  CDs increased by $189.6 million during the year ended December 31, 2016 as a result of promotional offerings during the period, and declined $67.5 million during the year ended December 31, 2015.  The reduction during the year ended December 31, 2015 reflected attrition of promotional CDs that matured, as the Bank de-emphasized gathering and retaining CDs during the period, focusing instead on gathering and retaining money market and checking deposits.

The Bank decreased its outstanding FHLBNY advances by $335.6 million during the year ended December 31, 2016, reflecting both the utilization of deposit inflows to fund asset growth and deployment of the cash proceeds from the real estate sale during the year ended December 31, 2016.  The Bank decreased its outstanding FHLBNY advances by $7.0 million during the year ended December 31, 2015, reflecting both the utilization of deposit inflows to fund asset growth and operational needs, as well as the prepayment of a $25.0 million, 4.27% fixed-rate advance due to mature in 2016. A prepayment expense of $1.4 million was recognized on the prepayment of the $25.0 million advance.

During the year ended December 31, 2016, principal repayments totaled $754.6 million on real estate loans (including refinanced loans) compared to $859.7 million during the year ended December 31, 2015.  The decrease resulted primarily from a lower prepayment volume.

There were no sales of registered mutual funds or MBS available-for-sale during the year ended December 31, 2016.  Aggregate proceeds from the sales of registered mutual funds and MBS available-for-sale totaled $26.4 million during the year ended December 31, 2015, reflecting the liquidation of virtually all outstanding registered mutual funds and MBS available for sale in March 2015 in order to offset the cash disbursement and expense associated with the prepayment of the $25.0 million FHLBNY advance noted previously in this section. A net gain of $1.4 million was recognized on these sales.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2016, the Bank had an additional potential borrowing capacity of $1.27 billion through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At December 31, 2016, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Common Stock into treasury, the payment of quarterly cash dividends to holders of the Common Stock and the payment of quarterly interest to holders of its outstanding trust preferred debt. During the years ended December 31, 2016 and 2015, real estate loan originations totaled $1.53 billion and $1.34 billion, respectively.  The increase from the year ended December 31, 2015 to the year ended December 31, 2016 reflected the Company's election to compete more aggressively for new loans as a result of a more aggressive loan growth strategy pursued during the year ended December 31, 2016. Security purchases were de-emphasized during the years ended both December 31, 2016 and 2015, as the yield offered on highly graded investment securities was not deemed sufficiently attractive.

The Holding Company did not repurchase any of its Common Stock during the year ended December 31, 2016.  The Holding Company repurchased 20,000 shares of its Common Stock during the year ended December 31, 2015 at an aggregate cost of $300,000.  As of December 31, 2016, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.  Based upon the $20.10 per share closing price of its Common Stock as of December 30, 2016, the Holding Company would utilize $22.2 million in order to purchase all of the remaining authorized shares.

During the year ended December 31, 2016, the Holding Company paid $20.6 million in cash dividends on its Common Stock, up from $20.3 million during the year ended December 31, 2015, reflecting an increase of 480,076 weighted average common shares outstanding shares from January 1, 2016 to December 31, 2016.

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

The table below summarizes contractual obligations for CDs, borrowings and lease obligations at December 31, 2016:

	Payments Due By Period
	CDs	Weighted Average Rate	Borrowings	Weighted Average Rate	Operating Lease Obligations
Less than one year	$459,800	1.23%	$502,075	1.53%	$5,327
One year to three years	528,543	1.65	223,250	1.54	12,202
Over three years to five years	57,429	1.64	105,800	1.85	11,886
Over five years	2,693	1.64	70,680	7.00	30,783
Total	$1,048,465	1.47%	$901,805	2.00%	$60,198

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of December 31, 2016:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Credit Commitments:
Available lines of credit	$38,737	$-	$-	$-	$38,737
Other loan commitments	115,216	-	-	-	115,216
Total Off-Balance Sheet Arrangements	$153,953	$-	$-	$-	$153,953

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's consolidated financial statements that commence on page F-69.

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

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company engaged in no hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2016 or 2015.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.  Trading securities owned by the Company were nominal at December 31, 2016 and 2015.

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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one- to four-family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 95% and 94% of multifamily residential loans originated by the Bank during the years ended December 31, 2016 and 2015, respectively, were adjustable rate, with repricing typically occurring after five or seven years.  In addition, the Bank has sought to include in its portfolio various types of adjustable-rate one- to four-family loans and adjustable and floating-rate investment securities, with repricing terms generally of three years or less.  At December 31, 2016, adjustable-rate real estate loans totaled $4.75 billion, or 79.03% of total assets.  At December 31, 2015, adjustable-rate real estate loans totaled $3.69 billion, or 73.4% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2016 were $3.35 billion, or 76.1% of total deposits. The balance of CDs as of December 31, 2016 was $1.05 billion, or 23.9% of total deposits, of which $459.8 million, or 43.9% of total CDs, was to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2016 was 15.4 months, compared to 19.9 months at December 31, 2015.  During the years ended December 31, 2016 and 2015, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $2.10 billion at December 31, 2016.  The Bank borrows from the FHLBNY for various purposes.  At December 31, 2016, the Bank had outstanding advances of $831.1 million from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio.  Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

At December 31, 2016, the Company had $90.0 million of callable borrowings outstanding, with a weighted average maturity of 0.7 years.  Since the weighted average cost of these $90.0 million of borrowings was 3.87% as of December 31, 2016 (above current market rates), they are not anticipated to be called in the near term.

Interest Rate Risk Exposure Analysis

Economic Value of Equity ("EVE") Analysis

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

The analysis that follows presents, as of December 31, 2016 and December 31, 2015, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both December 31, 2016 and December 31, 2015.

	At December 31, 2016			At December 31, 2015
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$508,155	$(66,494)	-11.6%	$515,779	$(63,058)	-12.2%
Pre-Shock Scenario	574,649	-	-	578,837	-	-

The Bank’s Pre-Shock Scenario EVE decreased from $578.8 million at December 31, 2015 to $574.6 million at December 31, 2016.  The factors contributing to the less favorable valuation at December 31, 2016 included a decrease in the value of the Bank's real estate loans and an increase in the value of the core deposit liability. The less favorable valuation of real estate loans resulted primarily from a decline in portfolio rate from December 31, 2015 to December 31, 2016, due to amortization and satisfactions of loans carrying above market rates.  The increase in the value of the Bank's core deposit liability reflected growth in higher rate promotional money market accounts during the year ended December 31, 2016.

The Bank’s EVE in the +200 basis point Rate Shock Scenario decreased from $515.8 million at December 31, 2015 to $508.2 million at December 31, 2016.  The factor contributing to the less favorable valuation included the previously noted decrease in the value of the Bank’s real estate loans, partially offset by a more favorable valuation of the core deposit liability from December 31, 2015 to December 31, 2016, as the Bank anticipates a longer repricing lag on its money market accounts.

Income Simulation Analysis

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

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(11.7)%
+ 100 Basis Points	(4.5)
– 100 Basis Points	11.3

Item 8.   Financial Statements and Supplementary Data

For the Company's consolidated financial statements, see index on page F-63.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness as of December 31, 2016, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework (2013 Framework)."  Based upon its assessment, management believes that, as of December 31, 2016, the Company's internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included on page F-64.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 25, 2017 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2016, and is incorporated herein by reference.

Information regarding the audit committee of the Holding Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the headings, "Meetings and Committees of the Company's Board of Directors," and "Report of the Audit Committee" in the Proxy Statement and is incorporated herein by reference.

The Holding Company has adopted a written Code of Business Ethics that applies to all officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Business Ethics is published on the Company's website, www.dime.com.  The Company will provide to any person, without charge, upon request, a copy of such Code of Business Ethics.  Such request should be made in writing to:  Dime Community Bancshares, Inc., 300 Cadman Plaza West, 8th Floor, Brooklyn, New York 11201, attention Investor Relations.

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

See index to Consolidated Financial Statements on page F-63.

   (2)          Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Part II - Item 8.  Financial Statements and Supplementary Data."

   (3)          Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages F-113 through F-115.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2017.

DIME COMMUNITY BANCSHARES, INC.

By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ VINCENT F. PALAGIANO	Chairman of the Board
Vincent F. Palagiano

/s/ MICHAEL P. DEVINE	Vice Chairman of the Board
Michael P. Devine

/s/ KENNETH J. MAHON	President, Chief Executive Officer and Director
Kenneth J. Mahon	(Principal Executive Officer)

/s/ MICHAEL PUCELLA	Executive Vice President and Chief Accounting Officer
Michael Pucella	(Principal Financial Officer)

/s/ ANTHONY BERGAMO	Director
Anthony Bergamo

/s/ STEVEN D. COHN	Director
Steven D. Cohn

/s/ PATRICK E. CURTIN	Director
Patrick E. Curtin

/s/ ROBERT C. GOLDEN	Director
Robert C. Golden

/s/ KATHLEEN M. NELSON	Director
Kathleen M. Nelson

/s/ JOSEPH J. PERRY	Director
Joseph J. Perry

/s/ OMER S.J. WILLIAMS	Director
Omer S.J. Williams

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors, and Stockholders
Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016.  We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9A of Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dime Community Bancshares, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Dime Community Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/   Crowe Horwath LLP

Livingston, New Jersey
March 15, 2017

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31,
	2016	2015
ASSETS:
Cash and due from banks	$113,503	$64,154
Total cash and cash equivalents	113,503	64,154
Investment securities held-to-maturity (estimated fair value of $7,296 and $7,051 at December 31, 2016 and December 31, 2015, respectively)(Fully unencumbered)	5,378	5,242
Investment securities available-for-sale, at fair value (Fully unencumbered)	3,895	3,756
Mortgage-backed securities (“MBS”) available-for-sale, at fair value (Fully unencumbered)	3,558	431
Trading securities	6,953	10,201
Loans:
Real estate, net	5,633,007	4,695,186
Consumer loans	3,415	1,590
Less allowance for loan losses	(20,536)	(18,514)
Total loans, net	5,615,886	4,678,262
Premises and fixed assets, net	18,405	15,150
Premises held for sale	1,379	8,799
Federal Home Loan Bank of New York ("FHLBNY") capital stock	44,444	58,713
Other real estate owned ("OREO")	-	148
Bank Owned Life Insurance ("BOLI")	86,328	85,019
Goodwill	55,638	55,638
Other assets	50,063	47,359
Total Assets	$6,005,430	$5,032,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$4,097,992	$2,925,129
Non-interest bearing deposits	297,434	259,181
Total deposits	4,395,426	3,184,310
Escrow and other deposits	103,001	77,130
FHLBNY advances	831,125	1,166,725
Trust Preferred securities payable	70,680	70,680
Other liabilities	39,330	40,080
Total Liabilities	5,439,562	4,538,925

COMMITMENTS AND CONTINGENCIES (See Note 16)

Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2016 and December 31, 2015)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,572,745 shares and 53,326,753 shares issued at December 31, 2016 and December 31, 2015, respectively, and 37,445,853 shares and 37,371,992 shares outstanding at December 31, 2016 and December 31, 2015, respectively)	536	533
Additional paid-in capital	278,356	262,798
Retained earnings	503,539	451,606
Accumulated other comprehensive loss, net of deferred taxes	(5,939)	(8,801)
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	-	(2,313)
Unearned Restricted Stock Award common stock	(1,932)	(2,271)
Common stock held by Benefit Maintenance Plan ("BMP")	(6,859)	(9,354)
Treasury stock, at cost (16,116,892 shares and 15,954,761 shares at December 31, 2016 and December 31, 2015, respectively)	(201,833)	(198,251)
Total Stockholders' Equity	565,868	493,947
Total Liabilities And Stockholders' Equity	$6,005,430	$5,032,872

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Interest income:
Loans secured by real estate	$191,856	$171,347	$169,208
Other loans	115	93	105
MBS	20	186	914
Investment securities	880	875	560
Other short-term investments	2,756	2,290	2,165
Total interest income	195,627	174,791	172,952
Interest expense:
Deposits and escrow	32,374	23,005	19,591
Borrowed funds	19,767	23,222	28,825
Total interest expense	52,141	46,227	48,416
Net interest income	143,486	128,564	124,536
Provision (Credit) for loan losses	2,118	(1,330)	(1,872)
Net interest income after provision for loan losses	141,368	129,894	126,408
Non-interest income:
Service charges and other fees	3,429	3,323	3,191
Mortgage banking income	96	183	1,225
Net gain on securities(1) and other assets	123	1,273	952
Net gain on the sale of premises	68,183	-	649
Income from BOLI	2,734	2,405	1,743
Other	1,369	1,432	1,278
Total non-interest income	75,934	8,616	9,038
Non-interest expense:
Salaries and employee benefits	34,854	31,350	32,462
Stock benefit plan compensation expense	14,651	3,640	3,817
Occupancy and equipment	12,103	10,514	10,177
Data processing costs	5,194	4,017	3,595
Advertising and marketing	4,121	2,685	1,922
Federal deposit insurance premiums	2,515	2,304	2,151
Other	10,393	7,983	6,952
Total non-interest expense	83,831	62,493	61,076
Income before income taxes	133,471	76,017	74,370
Income tax expense	60,957	31,245	30,124
Net income	$72,514	$44,772	$44,246
Earnings per Share (“EPS”):
Basic	$1.97	$1.24	$1.23
Diluted	$1.97	$1.23	$1.23
(1) Amount includes periodic valuation gains or losses on trading securities.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net Income	$72,514	$44,772	$44,246
Other comprehensive income:
Change in unrealized holding loss on securities held-to-maturity and transferred securities	85	116	97
Change in unrealized holding loss (gain) on securities available-for-sale	56	(1,560)	(1,062)
Change in pension and other postretirement obligations	1,841	989	(5,942)
Change in unrealized gain on derivative asset	3,228	-	-
Other comprehensive gain (loss) before income taxes	5,210	(455)	(6,907)
Deferred tax expense (benefit)	2,348	(201)	(3,119)
Other comprehensive income (loss), net of tax	2,862	(254)	(3,788)
Total comprehensive income	$75,376	$44,518	$40,458

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of ESOP	Unearned Restricted Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2014	36,712,951	$528	$252,253	$402,986	$(4,759)	$(2,776)	$(3,193)	$(9,013)	$(200,520)	$435,506
Net Income	-	-	-	44,246	-	-	-	-	-	44,246
Other comprehensive loss, net of tax	-	-	-	-	(3,788)	-	-	-	-	(3,788)
Exercise of stock options, net expired options	16,960	1	248	-	-	-	-	-	-	249
Release of shares, net of forfeitures	125,108	-	746	-	-	-	(1,849)	(151)	1,554	300
Stock-based compensation	-	-	1,111	-	-	231	1,976	-	-	3,318
Cash dividends declared and paid	-	-	-	(20,106)	-	-	-	-	-	(20,106)
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-
Ending balance as of December 31, 2014	36,855,019	529	254,358	427,126	(8,547)	(2,545)	(3,066)	(9,164)	(198,966)	459,725

Net Income	-	-	-	44,772	-	-	-	-	-	44,772
Other comprehensive loss, net of tax	-	-	-	-	(254)	-	-	-	-	(254)
Exercise of stock options, net expired options	455,310	4	6,809	-	-	-	-	-	-	6,813
Release of shares, net of forfeitures	81,663	-	526	-	-	-	(1,061)	(190)	1,015	290
Stock-based compensation	-	-	1,105	-	-	232	1,856	-	-	3,193
Cash dividends declared and paid	-	-	-	(20,292)	-	-	-	-	-	(20,292)
Repurchase of common stock	(20,000)	-	-	-	-	-	-	-	(300)	(300)
Ending balance as of December 31, 2015	37,371,992	533	262,798	451,606	(8,801)	(2,313)	(2,271)	(9,354)	(198,251)	493,947

Net Income	-	-	-	72,514	-	-	-	-	-	72,514
Other comprehensive income, net of tax	-	-	-	-	2,862	-	-	-	-	2,862
Exercise of stock options, net of expired options	245,992	3	3,567	-	-	-	-	-	-	3,570
Release of shares, net of forfeitures	85,137	-	659	-	-	-	(780)	(222)	708	365
Stock-based compensation	-	-	1,276	-	-	231	1,119	-	349	2,975
Shares received to satisfy distribution of retirement benefits	(107,008)	-	(2,717)	-	-	-	-	2,717	(1,820)	(1,820)
Tax benefit from market valuation adjustment on distribution of BMP ESOP shares	-	-	717	-	-	-	-	-	-	717
ESOP Share Acquisition Loan payoff	(140,260)	-	12,056	-	-	2,082	-	-	(2,819)	11,319
Cash dividends declared and paid	-	-	-	(20,581)	-	-	-	-	-	(20,581)
Ending balance as of December 31, 2016	37,455,853	$536	$278,356	$503,539	$(5,939)	$-	$(1,932)	$(6,859)	$(201,833)	$565,868

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$72,514	$44,772	$44,246
Adjustments to reconcile net income to net cash provided by operating activities
Net gain on the sales of investment securities and MBS available-for-sale	-	(1,384)	(997)
Net (gain) loss recognized on trading securities	(83)	111	(13)
Net gain on the sale of OREO	(40)	-	-
Write-down of OREO	18	-	-
Net gain on sale of premises	(68,183)	-	(649)
Net gain on sale of loans held for sale	-	-	(27)
Net depreciation, amortization and accretion	2,296	2,738	2,641
Stock plan compensation expense (excluding ESOP)	1,837	1,886	2,087
Prepayment of ESOP Share Acquisition Loan	11,319	-	-
ESOP compensation expense	1,138	1,307	1,230
Provision (Credit) for loan losses	2,118	(1,330)	(1,872)
Credit to reduce the liability for loans sold with recourse	-	-	(1,040)
Increase in cash surrender value of BOLI	(2,250)	(2,405)	(1,743)
Income recognized from mortality benefit on BOLI	(484)	-	-
Deferred income tax expense	1,097	6,883	771
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	(104)	(228)	-
Excess tax benefit of stock benefit plans	(171)	(303)	(71)
Changes in assets and liabilities:
Increase in other assets	(2,942)	(1,464)	(2,873)
Increase (Decrease) in other liabilities	1,979	(430)	5,573
Net cash provided by Operating Activities	20,059	50,153	47,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held-to-maturity	-	340	88
Proceeds from maturities and calls of investment securities available-for-sale	-	-	15,000
Proceeds from sales of investment securities available-for-sale	-	2,070	3,780
Proceeds from sales of MBS available-for-sale	-	24,307	-
Proceeds from sales of trading securities	3,648	1,340	7,115
Purchases of investment securities available-for-sale	(22)	(2,134)	(3,884)
Purchases of MBS available-for-sale	(3,267)	-	(875)
Acquisition of trading securities	(317)	(3,090)	(8,839)
Principal collected on MBS available-for-sale	59	1,602	5,863
Purchase of BOLI	-	-	(25,000)
Purchases of loans	(157,782)	(99,745)	(225,604)
Proceeds from sale of portfolio loans	-	9,572	16,892
Net increase in loans	(781,960)	(486,142)	(210,770)
Proceeds from the sale of OREO and real estate owned	170	-	-
Proceeds from surrender of cash surrender value of BOLI	1,425	-	-
Proceeds from the sale of fixed assets and premises held for sale	75,899	-	4,273
Purchases of fixed assets, net	(5,774)	(1,488)	(1,618)
Sale (Purchase) of FHLBNY capital stock, net	14,269	(306)	(10,356)
Net cash used in Investing Activities	(853,652)	(553,674)	(433,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	1,211,116	524,518	152,646
Increase (Decrease) in escrow and other deposits	25,871	(14,791)	22,517
Repayments of FHLBNY advances	(3,178,500)	(2,897,500)	(1,224,500)
Proceeds from FHLBNY advances	2,842,900	2,890,500	1,488,225
Proceeds from exercise of stock options	3,498	6,549	278
Excess tax benefit of stock benefit plans	171	303	71
Equity award distribution	287	251	201
BMP ESOP shares received to satisfy distribution of retirement benefits	(1,820)	-	-
Treasury shares repurchased	-	(300)	-
Cash dividends paid to stockholders	(20,581)	(20,292)	(20,106)
Net cash provided by Financing Activities	882,942	489,238	419,332
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	49,349	(14,283)	32,660
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,154	78,437	45,777
CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,503	$64,154	$78,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$58,383	$25,659	$29,035
Cash paid for interest	52,320	46,698	48,329
Loans transferred to OREO	-	130	-
Loans transferred to held for sale	-	9,572	16,865
Transfer of premises to held for sale	1,379	8,799	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	51	125	65
Net increase (decrease) in non-credit component of OTTI of securities	(34)	9	(32)

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by Dime Community Bank (f/k/a The Dime Savings Bank of Williamsburgh) (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2016, the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $70,680 trust preferred securities payable maturing in 2034, and currently callable.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York.  As of December 31, 2016, the Bank had twenty-five retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank opened two additional branches located in Brooklyn, New York in February 2017.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash and deposits with other financial institutions with maturities fewer than 90 days.  Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

Investment Securities and MBS - Debt securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or trading. Equity securities and mutual fund investments (fixed income or equity in nature) are classified as either available-for-sale or trading securities and carried at fair value.  Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  While the Holding Company had a small portfolio of mutual fund investments designated as trading at both December 31, 2016 and December 31, 2015, neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities.

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan’s pre-modification rate for some performing troubled debt restructurings (“TDRs”)).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral property or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses. See Note 5 for a discussion of TDRs.

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

The underlying methodology utilized to assess the adequacy of the allowance for loan losses is summarized in Note 5.

The Bank maintains a separate reserve within other liabilities associated with commitments to fund future loans that have been accepted by the borrower.  This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end.  Any changes in this reserve amount are recognized through earnings as a component of non-interest expense.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market, as well as identified problem loans which are subject to an executed note sale agreement, are carried at the lower of aggregate cost or net realizable proceeds.  Multifamily residential and mixed-use loans sold are generally sold with servicing rights retained.  There were no problem loans re-classified to held for sale during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, the Bank re-classified certain problematic loans for which it had an executed pending note sale agreement as held for sale.  Such loans are carried at the lower of cost or their expected net realizable proceeds.

Derivatives – The Company has a derivative contract designated as a hedge of the variability of cash flows to be received or paid related to a recognized liability (“Cash Flow Hedge”). The gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivative instruments that are used are highly effective in offsetting changes in or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transaction will affect earnings.

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

Accounting for Goodwill and Other Intangible Assets – An impairment test is required to be performed at least annually for goodwill acquired in a business combination. The Company performs impairment tests of goodwill as of December 31st of each year.  As of December 31, 2016 and 2015, the Company concluded that no impairment of goodwill existed.  As of both December 31, 2016 and 2015, the Company had goodwill totaling $55,638.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to tax matters in income tax expense.  The Company had no uncertain tax positions at December 31, 2016 or 2015.

Employee Benefits – The Bank maintains the Dime Community Bank 401(k) Plan [the "401(k) Plan"] for substantially all of its employees, and the Retirement Plan of Dime Community Bank (the "Employee Retirement Plan"), both of which are tax qualified under the Internal Revenue Code.

The Bank also maintains the Postretirement Welfare Plan of Dime Community Bank (the "Postretirement Benefit Plan"), providing additional postretirement benefits to certain retirees, which requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services, a Retirement Plan for its outside Directors (the “Director Retirement Plan”), and the BMP that provides additional benefits to certain of its officers.

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

The Holding Company and Bank maintain the Dime Community Bancshares, Inc.  2004 Stock Incentive Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (collectively the "Stock Plans"); which are discussed more fully in Note 14.  Under the Stock Plans, compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Holding Company’s common stock (“Common Stock”) at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Basic and Diluted EPS - Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into Common Stock, and likely aggregate Long-term Incentive Plan (“LTIP”) share payout.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury stock and unallocated ESOP shares are excluded and vested restricted stock award shares are included.  Unvested restricted stock award shares are recognized as a special class of securities under ASC 260.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net Income per the Consolidated Statements of Operations	$72,514	$44,772	$44,246
Less: Dividends paid on earnings allocated to participating securities	(109)	(136)	(168)
Income attributable to Common Stock	$72,405	$44,636	$44,078
Weighted average common shares outstanding, including participating securities	36,898,951	36,477,854	36,174,962
Less: weighted average participating securities	(186,058)	(245,037)	(301,785)
Weighted average common shares outstanding	36,712,893	36,232,817	35,873,177
Basic EPS	$1.97	$1.24	$1.23

Income attributable to Common Stock	$72,405	$44,636	$44,078
Weighted average common shares outstanding	36,712,893	36,232,817	35,873,177
Weighted average common equivalent shares outstanding	51,193	89,516	75,339
Weighted average common and equivalent shares outstanding	36,764,086	36,322,333	35,948,516
Diluted EPS	$1.97	$1.23	$1.23

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Common Stock over the exercise price of outstanding options.

There were approximately 77,432, 126,172 and 293,272 weighted average options for the years ended December 31, 2016, 2015, and 2014, respectively, that were not considered in the calculation of diluted EPS since the sum of their exercise price and unrecognized compensation cost exceeded the average market value during the relevant period.

For information about the calculation of likely aggregate LTIP share payout, see Note 15.

Comprehensive Income - Comprehensive income for the years ended December 31, 2016, 2015 and 2014 included changes in the unrealized gain or loss on available-for-sale securities, changes in the unfunded status of defined benefit plans, the non-credit component of OTTI, a transfer loss related to securities transferred from available-for-sale to held-to-maturity, and changes in the unrealized gain or loss on derivatives.  Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

Comprehensive and accumulated comprehensive income are summarized in Note 2.

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

For the years ended December 31, 2016, 2015 and 2014, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Reclassification – There have been no material reclassifications to prior year amounts to conform to their current presentation.

Recently Issued Accounting Standards - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 impacts any entity that either enters into contracts with customers to transfer goods or services, or that enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance or lease contracts).  Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration - Reporting Revenue Gross Versus Net. The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU affect the guidance in ASU 2014-09, which is not yet effective.  Both ASU 2014-09 and the amendment are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating the potential impact of ASU 2014-09 and the amendment on its consolidated financial statements, but it is not expected to have a material impact.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating the potential impact of ASU 2016-01 on its consolidated financial statements, but it is not expected to have a material impact.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for the tax consequences of a stock payment and amend the manner in which excess tax benefits and a business's payments to satisfy the tax obligation for recipients of the shares should be classified. The amendments: (i) allow companies to estimate the number of stock awards they expect to vest, and (ii) revise the withholding requirements for classifying stock awards as equity. The amendments in this ASU became effective for public companies on January 1, 2017 and did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. The Company expects to recognize a one-time cumulative effect increase to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect, however, cannot yet determine the magnitude of the impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on eight specific cash flow issues in order to reduce diversity in the manner in which certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, however, early adoption is permitted. The Company elected to adopt these updates as of December 31, 2016, and there was no material impact on its consolidated financial statements.

2.	OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Held-to- Maturity and Transferred Securities	Available- for-Sale Securities	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2015	$(826)	$736	$(8,457)	$-	$(8,547)
Other comprehensive income (loss) before reclassifications	66	(98)	(500)	-	(532)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(760)	1,038	-	278
Net other comprehensive income (loss) during the period	66	(858)	538	-	(254)
Balance as of December 31, 2015	(760)	(122)	(7,919)	-	(8,801)

Other comprehensive income before reclassifications	47	30	1,009	1,833	2,919
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	(57)	(57)
Net other comprehensive income during the period	47	30	1,009	1,776	2,862
Balance as of December 31, 2016	$(713)	$(92)	$(6,910)	$1,776	$(5,939)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	For the year ended December 31,
	2016	2015	2014
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion (Amortization) of previously recognized non-credit component of OTTI	$34	$(9)	$32
Change in unrealized loss on securities transferred to held-to-maturity	51	125	65
Net change	85	116	97
Tax expense	38	50	45
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	47	66	52
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized gain during the period	56	(176)	(65)
Reclassification adjustment for net gains included in net gain on securities	-	(1,384)	(997)
Net change	56	(1,560)	(1,062)
Tax expense (benefit)	26	(702)	(479)
Net change in unrealized holding gain on securities available-for-sale	30	(858)	(583)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in salaries and employee benefits expense	1,841	1,890	1,044
Change in the net actuarial gain or loss	-	(901)	(6,986)
Net change	1,841	989	(5,942)
Tax expense (benefit)	832	451	(2,685)
Net change in pension and other postretirement obligations	1,009	538	(3,257)
Change in unrealized loss on derivative asset:
Change in net unrealized loss during the period	3,205	-	-
Reclassification adjustment for expense included in interest expense	23	-	-
Net change	3,228	-	-
Tax expense	1,452	-	-
Net change in unrealized loss on derivative asset	1,776	-	-
Other comprehensive income (loss)	$2,862	$(254)	$(3,788)
3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

At December 31, 2016 and 2015, there were no holdings of investment securities of any one issuer in an amount greater than 10% of stockholders' equity.

The following tables summarize the major categories of securities owned by the Company (excluding trading securities) for the periods indicated:

	At December 31, 2016
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities (“TRUP CDOs”)	$5,378	$2,221	$(303)	$7,296

Investment securities available-for-sale:
Registered Mutual Funds	4,011	62	(178)	3,895
Pass-through MBS issued by Government Sponsored Entities (“GSEs”)	360	12	-	372
Agency Collateralized Mortgage Obligation (“CMO”)	3,247	-	(61)	3,186
Total investment securities available-for-sale	7,618	74	(239)	7,453
Total investment securities	$12,996	$2,295	$(542)	$14,749

(1)
Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUP CDOs, amount is also net of the $755 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

	At December 31, 2015
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
TRUP CDOs	$5,242	$2,154	$(345)	$7,051

Investment securities available-for-sale:
Registered Mutual Funds	3,990	25	(259)	3,756
Pass-through MBS issued by GSEs	418	13	-	431
Total investment securities available-for-sale	4,408	38	(259)	4,187
Total investment securities	$9,650	$2,192	$(604)	$11,238

(1)
Amount represents the purchase amortized/historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUP CDOs, amount is also net of the $807 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

The held-to-maturity TRUP CDOs had a weighted average term to maturity of 18.0 years at December 31, 2016.  At December 31, 2016, available-for-sale pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 11.1 years and a weighted average estimated duration of 1.0 year.  As of December 31, 2016, the available-for-sale agency CMO security had a weighted average term to maturity of 3.1 years.

There were no sales of investment securities held-to-maturity during the years ended December 31, 2016, 2015 or 2014.

There were no sales of registered mutual funds during the year ended December 31, 2016.  During the year ended December 31, 2015, gross proceeds from the sales of registered mutual funds totaled $2,070. Gross gains of $4 and gross losses of $8 were recognized on these sales.  During the year ended December 31, 2014, gross proceeds from the sales of registered mutual funds totaled $3,780. A gross gain of $997 was recognized on these sales and there were no gross recognized losses.

There were no sales of available-for-sale pass-through MBS issued by GSEs during the years ended December 31, 2016 or 2014. Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs totaled $24,307 during the year ended December 31, 2015. Gross gains of $1,395 and gross losses of $7 were recognized on these sales.

There were no sales of agency CMO securities available-for-sale during the years ended December 31, 2016, 2015 or 2014.

Tax provisions related to the gains on sales of registered mutual funds and MBS available-for-sale recognized during the years ended December 31, 2016, 2015 and 2014 are disclosed in the consolidated statements of comprehensive income.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	At December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUP CDOs	$-	$-	$2,439	$303	$2,439	$303

Investment securities available-for-sale:
Registered Mutual Funds	1,308	47	1,747	131	3,055	178
Agency CMO	3,186	61	-	-	3,186	61

	At December 31, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUP CDOs	$-	$-	$2,359	$345	$2,359	$345

Investment securities available-for-sale:
Registered Mutual Funds	3,026	259	-	-	3,026	259

TRUP CDOs That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At December 31, 2016, there were two TRUP CDOs with unrealized holding losses 12 or more consecutive months.  The impairment of one of those TRUP CDOs was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

•
Based upon an internal review of the collateral backing the TRUP CDOs portfolio, which accounted for current and prospective deferrals, the securities could reasonably be expected to continue making all contractual payments

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

The unrealized loss on the second TRUP CDO with unrealized holding losses for 12 or more consecutive months was considered to be other than temporary. See below for a discussion of OTTI.

TRUP CDOs with OTTI

On September 1, 2008, the Bank transferred eight TRUP CDOs (i.e., investment securities primarily secured by the preferred debt obligations of a pool of U.S. banks with a small portion secured by debt obligations of insurance companies) with an amortized cost of $19,922 from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold them to maturity was consistent with its initial investment decision.  On the date of transfer, the unrealized loss of $8,420 on these securities continued to be recognized as a component of accumulated other comprehensive loss within the Company's consolidated stockholders' equity (net of income tax benefit), and was expected to be amortized over the remaining average life of the securities, which approximated 21.1 years on a weighted average basis.  Activity related to this transfer loss was as follows:

	For the Year Ended December 31,
	2016	2015
Cumulative balance at the beginning of the period	$807	$932
Amortization	(51)	(125)
Cumulative balance at end of the period	$756	$807

As of each reporting period through December 31, 2016, the Company has applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUP CDOs and/or to measure, for TRUP CDOs that have been determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of December 31, 2016, four TRUP CDOs were determined to meet the criteria for OTTI based upon this analysis.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUP CDOs:

	At or for the Year Ended December 31, 2016
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,717	$578	$9,295
Amortization of previously recognized OTTI	(104)	(34)	(138)
Cumulative pre-tax balance at end of the period	$8,613	$544	$9,157

	At or for the Year Ended December 31, 2015			At or for the Year Ended December 31, 2014
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,945	$569	$9,514	$8,945	$601	$9,546
(Amortization) Accretion of previously recognized OTTI	(228)	9	(219)	-	(32)	(32)
Cumulative pre-tax balance at end of the period	$8,717	$578	$9,295	$8,945	$569	$9,514

There was no activity related to OTTI charges recognized on the Company's registered mutual funds during the year ended December 31, 2016 or 2015. The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's registered mutual funds for the year ended December 31, 2014:

At or For the Year Ended December 31,
2014
Cumulative balance at the beginning of the period	$106
Reduction of OTTI for securities sold during the period	(106)
Cumulative balance at end of the period	$-

4.	LOANS RECEIVABLE AND CREDIT QUALITY

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

Credit Quality Indicators

On a quarterly basis, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit structure, loan documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but fifty percent or more of such income is generated from the residential units), mixed use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but over fifty percent of such income is generated from the commercial units), commercial real estate, as well as one-to four family residential and cooperative and condominium  apartment loans with balances in excess of the FNMA Limits that are deemed to meet the definition of impaired. Prior to the year ended December 31, 2016, the analysis of one-to-four family residential and cooperative and condominium apartment loans included only loans with balances in excess of the FNMA Limits that were deemed to meet the definition of impaired. The Company uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank's credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of then existing facts, conditions, and values, highly questionable and improbable.

The Bank had no loans classified as doubtful at December 31, 2016 or December 31, 2015.

All real estate loans not classified as Special Mention, Substandard or Doubtful were deemed pass loans at both December 31, 2016 and December 31, 2015.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	At December 31, 2016
	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate Loans
Pass	$72,325	$4,589,838	$398,139	$546,568	$5,606,870
Special Mention	212	3,488	535	525	4,760
Substandard	1,485	7,200	5,465	7,227	21,377
Doubtful	-	-	-	-	-
Total	$74,022	$4,600,526	$404,139	$554,320	$5,633,007

	At December 31, 2015
	One- to Four-Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate Loans
Not Graded(1)	$7,698	$-	$-	$-	$7,698
Pass	61,256	3,743,298	370,110	473,242	4,647,906
Special Mention	945	9,759	1,622	4,857	17,183
Substandard	2,196	6,850	5,543	7,810	22,399
Doubtful	-	-	-	-	-
Total	$72,095	$3,759,907	$377,275	$485,909	$4,695,186

(1)	Amount comprised of fully performing one- to four-family residential and condominium and cooperative unit loans with balances equal to or less than the FNMA Limits.

For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

	At December 31,
	2016	2015
Performing	$3,414	$1,586
Non-accrual	1	4
Total	$3,415	$1,590

The following is a summary of the past due status of the Company's investment in loans (excluding accrued interest) as of the dates indicated:

	At December 31, 2016
	30 to 59 Days Past Due	60 to 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$188	$-	$1,513	$1,012	$2,712	$71,309	$74,022
Multifamily residential and residential mixed use	-	-	1,557	2,675	4,232	4,596,294	4,600,526
Commercial mixed use real estate	-	-	-	549	549	403,590	404,139
Commercial real estate	1,732	-	-	-	1,732	552,588	554,320
Total real estate	$1,920	$-	$3,070	$4,236	$9,226	$5,623,781	$5,633,007
Consumer	$-	$-	$-	$1	$1	$3,414	$3,415

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2016.

	At December 31, 2015
	30 to 59 Days Past Due	60 to 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$127	$-	$625	$1,113	$1,865	$70,230	$72,095
Multifamily residential and residential mixed use	2,235	-	2,514	287	5,036	3,754,871	3,759,907
Commercial mixed use real estate	-	406	406	-	812	376,463	377,275
Commercial real estate	200	-	987	207	1,394	484,515	485,909
Total real estate	$2,562	$406	$4,532	$1,607	$9,107	$4,686,079	$4,695,186
Consumer	$1	$1	$-	$4	$6	$1,584	$1,590

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2015.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on four real estate loans with an aggregate outstanding balance of $3,070 at December 31, 2016, and twelve real estate loans with an aggregate outstanding balance of $4,532 at December 31, 2015, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

TDRs

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of December 31, 2016		As of December 31, 2015
	No. of Loans	Balance	No. of Loans	Balance
Accruing TDRs:
One- to four-family residential, including condominium and cooperative apartment	2	$407	2	$598
Multifamily residential and residential mixed use	3	658	3	696
Commercial mixed use real estate	1	4,261	1	4,344
Commercial real estate	1	3,363	1	3,428
Non-accruing TDRs:
Commercial real estate	-	-	1	207
Total real estate	7	$8,689	8	$9,273

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

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both December 31, 2016 and December 31, 2015.

The following table summarizes loan modifications during the period that met the definition of a TDR for the periods indicated:

	For the Year Ended December 31
	2016	2015	2014
One- to four-family residential, including condominium and cooperative apartment
Number of Loans	1	-	-
Pre-Modification Outstanding Recorded Investment	$33	$-	-
Post-Modification Outstanding Recorded Investment	33	-	-
Commercial mixed use real estate
Number of Loans	-	-	1
Pre-Modification Outstanding Recorded Investment	$-	$-	$4,400
Post-Modification Outstanding Recorded Investment	-	-	4,400
Commercial real estate
Number of Loans	-	-	1
Pre-Modification Outstanding Recorded Investment	$-	$-	$3,500
Post-Modification Outstanding Recorded Investment	-	-	3,500
Total number of loans	1	-	2
Total Pre-Modification Outstanding Recorded Investment	$33	$-	$7,900
Total Post-Modification Outstanding Recorded Investment	$33	$-	$7,900

The Bank's allowance for loan losses at December 31, 2016 and 2015 included no allocated reserve associated with TDRs.  Activity related to reserves associated with TDRs was immaterial during the years ended December 31, 2016 and 2015.

As of December 31, 2016 and December 31, 2015, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the years ended December 31, 2016, 2015 or 2014 (thus no significant impact to the allowance for loan losses during those periods).

The Bank may grant short term extensions ranging from 6 to 12 months on certain loans to borrowers.  These loans do not meet the definition of a TDR as they are modifications to borrowers who are not experiencing financial difficulty.

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan’s pre-modification rate for certain performing TDRs).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment.  Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Please refer to Note 5 for tabular information related to impaired loans.

5.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses consists of specific and general components.  At December 31, 2016, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. At December 31, 2015, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Consumer loans were evaluated in aggregate as of both December 31, 2016 and December 31, 2015.

Real Estate Loans

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment. While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At December 31, 2016 and December 31, 2015, there were no allocated reserves related to TDRs within the allowance for loan losses.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Loan Component as of December 31, 2016

During the year ended December 31, 2016, the Bank refined the calculation of the allowance for loan losses associated with non-impaired loans using third party software purchased by the Bank. The software model is substantially similar to the previous model used by the Bank whereby the primary drivers of the calculation are historical charge-offs by loan type and certain qualitative elements. The historical loss look-back period for Substandard and Special Mention non-impaired loans was expanded from the previously used twelve month period to a forty-eight month period, which is aligned with the same historical loss look-back period used for all Pass-graded loans.  Management has evaluated the impact of these changes and concluded that they are not material to the overall allowance for non-impaired loans.

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

(ii) Economic conditions - At both December 31, 2016 and December 31, 2015, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.

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

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade at December 31, 2016 and 2015.

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

The following table presents data regarding the allowance for loan losses activity for the periods indicated:

	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Construction	Total Real Estate	Consumer Loans
Beginning balance as of January 1, 2014	$236	$13,840	$3,003	$3,047	$3	$20,129	$24
Provision (credit) for loan losses	(164)	(76)	(1,710)	72	(3)	(1,881)	9
Charge-offs	(46)	(87)	(30)	(306)	-	(469)	(9)
Recoveries	124	175	381	10	-	690	-
Ending balance as of December 31, 2014	$150	$13,852	$1,644	$2,823	$-	$18,469	$24

Provision (credit) for loan losses	222	309	21	(1,880)	-	(1,328)	(2)
Charge-offs	(115)	(48)	(37)	(7)	-	(207)	(2)
Recoveries	6	5	24	1,525	-	1,560	-
Ending balance as of December 31, 2015	$263	$14,118	$1,652	$2,461	$-	$18,494	$20

Provision (credit) for loan losses	(48)	2,473	58	(366)	-	2,117	1
Charge-offs	(79)	(92)	(12)	-	-	(183)	(3)
Recoveries	9	56	-	23	-	88	2
Ending balance as of December 31, 2016	$145	$16,555	$1,698	$2,118	$-	$20,516	$20

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the periods indicated:

	At or for the Year Ended December 31, 2016
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	145	16,555	1,698	2,118	20,516	20
Total ending allowance balance	$145	$16,555	$1,698	$2,118	$20,516	$20

Loans:
Individually evaluated for impairment	$407	$3,333	4,810	$3,363	$11,913	$-
Collectively evaluated for impairment	73,615	4,597,193	399,329	550,957	5,621,094	3,415
Total ending loans balance	$74,022	$4,600,526	$404,139	$554,320	$5,633,007	$3,415

	At or for the Year Ended December 31, 2015
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	263	14,118	1,652	2,461	18,494	20
Total ending allowance balance	$263	$14,118	$1,652	$2,461	$18,494	$20

Loans:
Individually evaluated for impairment	$598	$983	$4,345	$3,635	$9,561	$-
Collectively evaluated for impairment	71,497	3,758,924	372,930	482,274	4,685,625	1,590
Total ending loans balance	$72,095	$3,759,907	$377,275	$485,909	$4,695,186	$1,590

There were no impaired real estate loans with a related allowance recorded for the years ended December 31, 2016 or 2015. The following tables summarize impaired real estate loans with no related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance

With no related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$407	$407	$-	$635	$598	$-
Multifamily Residential and Residential Mixed Use	3,333	3,333	-	983	983	-
Commercial Mixed Use Real Estate	4,810	4,810	-	4,345	4,345	-
Commercial Real Estate	3,363	3,363	-	3,642	3,635	-
Total with no related allowance recorded	11,913	11,913	-	9,605	9,561	-

Ending balance	$11,913	$11,913	$-	$9,605	$9,561	$-

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$443	$53	$601	$44	$747	$58
Multifamily Residential and Residential Mixed Use	2,515	183	1,095	71	2,147	87
Commercial Mixed Use Real Estate	4,468	176	4,379	176	2,640	237
Commercial Real Estate	3,437	136	5,470	140	7,470	148
Total with no related allowance recorded	10,863	548	11,545	431	13,004	530

With related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	-	-	-	-	41	-
Multifamily Residential and Residential Mixed Use	-	-	-	-	1,760	-
Commercial Mixed Use Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	1,100	97	9,317	495
Total with related allowance recorded	-	-	1,100	97	11,118	495

Ending balance	$10,863	$548	$12,645	$528	$24,122	$1,025

6.	PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

The following is a summary of premises and fixed assets, net and premises held for sale:

	At December 31,
	2016	2015
Land	$1,600	$1,647
Buildings	11,972	17,316
Leasehold improvements	18,590	12,125
Furniture, fixtures and equipment	14,964	14,756
Premises and fixed assets, gross	$47,126	$45,844
Less: accumulated depreciation and amortization	(28,721)	(30,694)
Premises and fixed assets, net	$18,405	$15,150
Premises held for sale(1)	$1,379	$8,799

(1)	At December 31, 2016 and 2015, the Company had executed contracts of sale on real estate with net book values of $1,379 and $8,799, respectively.

Depreciation and amortization expense amounted to approximately $2,223, $2,604 and $2,630 during the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, the Company completed the sale of premises held for sale with an aggregate recorded balance of $8,799 at December 31, 2015.  Proceeds from the sale were $75,899, and a gain of $68,183 was recognized on the sale.  There were no sales of premises and fixed assets during the year ended December 31, 2015. Proceeds from the sales of premises and fixed assets were $4,273 during the year ended December 31, 2014.  A gain of $649 was recognized on these sales.

During the year ended December 31, 2016, the Company re-classified certain real estate utilized as a retail branch and principal office of the Company and the Bank to premises held for sale. The aggregate recorded balance of the premises held for sale was $1,379 at December 31, 2016, the outstanding balance upon transfer. The net proceeds from the sale are expected to exceed the current book value.

7.	FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 444,439 shares and 587,131 shares at December 31, 2016 and 2015, respectively. The Bank recorded dividend income on the FHLBNY capital stock of $2,501, $2,226 and $2,091 during the years ended December 31, 2016, 2015 and 2014, respectively.

8.	DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2016		At December 31, 2015
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.05%	$366,921	0.05%	$368,671
Certificates of deposit ("CDs")	1.47	1,048,465	1.44	858,847
Money market accounts	0.86	2,576,081	0.81	1,618,617
Interest bearing checking accounts	0.08	106,525	0.08	78,994
Non-interest bearing checking accounts	-	297,434	-	259,181
TOTAL	0.86%	$4,395,426	0.81%	$3,184,310

The following table presents a summary of scheduled maturities of CDs outstanding at December 31, 2016:

	Maturing Balance	Weighted Average Interest Rate
2017	$459,800	1.23%
2018	351,003	1.58
2019	177,540	1.81
2020	43,074	1.64
2021	14,355	1.64
2022 and beyond	2,693	1.64
TOTAL	$1,048,465	1.47%

CDs that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of two-hundred and fifty thousand dollars were approximately $203,308 and $138,022 at December 31, 2016 and 2015, respectively.

9.	DERIVATIVES AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2016, such derivatives were used to hedge the variability in cash flows associated with wholesale borrowings, i.e., FHBLNY advances.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2016, the Company did not record any hedge ineffectiveness. The Company did not have any derivatives outstanding prior to the year ended December 31, 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are paid on the Company’s liabilities.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition:

	At December 31, 2016
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Derivatives designated as hedging instruments
Interest Rate Products	4	$90,000	$3,228	$-
Total derivatives designated as hedging instruments	4	$90,000	$3,228	$-

Weighted average pay rates	1.24%
Weighted average receive rates	0.95%
Weighted average maturity	5.32 years

The table below presents the effect of the Company’s derivative financial instruments on the amount of gain or (loss) in the Consolidated Statements of Income as of December 31, 2016:

	At or for the Year Ended December 31, 2016
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Other Comprehensive Income into Interest Expense (Effective Portion)	Amount of Gain or (Loss) Recognized in Other Non-Interest Expense (Ineffective Portion)
Interest Rate Products	$3,205	$23	$-

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the Consolidated Statements of Financial Condition.

Offsetting of Derivative Assets as of December 31, 2016:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Included in other assets:
Interest rate swaps related to FHLB Advances	$3,228	$-	$3,228	$-	$-	$3,228

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

As of December 31, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,377. If the Company had breached any of the above provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended December 31, 2016.

10.	FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (''Advances'') totaling $831,125 and $1,166,725 at December 31, 2016 and 2015, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 1.45%, 1.65%, and 2.28% during the years ended December 31, 2016, 2015 and 2014, respectively.  The average interest rate on outstanding FHLBNY Advances was 1.57% and 1.32% at December 31, 2016 and 2015, respectively.  In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $2,096,600 as of December 31, 2016 and $1,754,957 as of December 31, 2015, and maintained sufficient qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure Advances in excess of its borrowing limit at both December 31, 2016 and 2015.  Certain of the FHLBNY Advances outstanding at December 31, 2016 contained call features that may be exercised by the FHLBNY.  Prepayment penalties were associated with all fixed rate Advances outstanding as of December 31, 2016 and 2015.

There were no prepayments of FHLBNY Advances during the years ended December 31, 2016 or 2014.  During the year ended December 31, 2015, the Company prepaid $25,000 of FHLBNY Advances, incurring a prepayment cost of $1,362.  The prepayment cost was recognized in interest expense.

The following table presents a summary of scheduled maturities of FHLBNY Advances outstanding at December 31, 2016:

	Maturing Balance	Weighted Average Interest Rate
2017	$502,075	1.53%
2018	92,100	1.56
2019	131,150	1.53
2020	92,800	1.73
2021	13,000	2.68
TOTAL	$831,125	1.57%

11.	TRUST PREFERRED SECURITIES PAYABLE

On March 19, 2004, the Holding Company completed an offering of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering.  The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and became callable without penalty at any time on or after April 15, 2009.  The outstanding balance of the trust preferred securities was $70,680 at both December 31, 2016 and 2015.  The Holding Company currently does not intend to call this debt.

Interest expense recorded on the trust preferred securities totaled $5,024 during each of the years ended December 31, 2016, 2015 and 2014.

12.	INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$42,834	$17,026	$59,860	$21,127	$3,235	$24,362	$21,232	$8,121	$29,353
Deferred	702	395	1,097	2,269	4,614	6,883	540	231	771
TOTAL	$43,536	$17,421	$60,957	$23,396	$7,849	$31,245	$21,772	$8,352	$30,124

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

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at Federal statutory rate	$46,715	$26,606	$26,029
State and local taxes, net of federal income tax benefit	11,323	5,102	5,466
ESOP acceleration expense	3,962	-	-
Benefit plan differences	(54)	(59)	(156)
Adjustments for prior period returns and tax items	(13)	590	(164)
Investment in BOLI	(957)	(842)	(610)
Other, net	(19)	(152)	(441)
TOTAL	$60,957	$31,245	$30,124
Effective tax rate	45.67%	41.10%	40.51%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.  The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2016	2015
Allowance for loan losses	$9,203	$8,303
Employee benefit plans	15,630	18,849
Tax effect of other components of income on investment securities and MBS	-	722
Other	2,209	1,768
Total deferred tax assets	27,042	29,642
Deferred tax liabilities:
Tax effect of other components of income on investment securities and MBS	766	-
Difference in book and tax carrying value of fixed assets	776	667
Difference in book and tax basis of unearned loan fees	3,021	2,761
Other	214	448
Total deferred tax liabilities	4,777	3,876
Net deferred tax asset (recorded in other assets)	$22,265	$25,766

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2016 or 2015, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

At December 31, 2016 and 2015, the Bank had accumulated bad debt reserves totaling $15,158 for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes.  Should the reserves as of December 31, 2016 be fully recaptured, the Bank would recognize $6,844 in additional income tax expense.    Should the reserves as of December 31, 2015 be fully recaptured, the Bank would recognize $6,844 in additional income tax expense.  The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations.  The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  The Company had no unrecognized tax benefits as of December 31, 2016 or 2015.  The Company does not anticipate any material change to unrecognized tax benefits during the year ending December 31, 2017.

As of December 31, 2016, the tax years ended December 31, 2013, 2014, 2015 and 2016 remained subject to examination by all of the Company's relevant tax jurisdictions.  While the Company is currently under audit by certain taxing jurisdictions, no material impact to the financial statements is expected to result from these examinations.

13.	401(K) PLAN AND ESOP

401(K) Plan

The Bank also maintains the 401(k) Plan, which covers substantially all of its employees.  The Bank made discretionary contributions totaling $638, $692 and $701 to eligible 401(k) Plan participants during the years ended December 31, 2016, 2015 and 2014, respectively, which were recognized as a component of salaries and employee benefits expense.

The 401(k) Plan owned participant investments in Common Stock for the accounts of participants totaling $11,723 and $9,721 at December 31, 2016 and 2015, respectively.

ESOP

The Holding Company adopted the ESOP in connection with the Bank's June 26, 1996 conversion to stock ownership.  The ESOP borrowed $11,638 from the Holding Company and used the funds to purchase 3,927,825 shares of Common Stock.  The loan was originally to be repaid principally from the Bank's discretionary contributions to the ESOP over a period of time not to exceed 10 years from the date of the conversion.  Effective July 1, 2000, the loan agreement was amended to extend the repayment period to thirty years from the date of the conversion, with the right of optional prepayment.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares released from the ESOP suspense account are allocated among participants on the basis of compensation, as defined in the plan, in the year of allocation.  ESOP distributions vest at a rate of 25% per year of service, beginning after two years, with full vesting after five years or upon attainment of age 65, death, disability, retirement or a "change of control" of the Holding Company as defined in the ESOP.  Common Stock allocated to participating employees as part of the annual allocation totaled 78,155 shares during each of the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016, the ESOP returned 140,260 shares from the suspense account to the Holding Company to pay off the outstanding $2,819 balance of the ESOP loan remaining after the 2016 annual share allocation. In conjunction with the prepayment of the outstanding loan balance, the remaining 563,127 shares were allocated to active participants in the plan as of December 31, 2016, resulting in a one-time, non-cash, non-tax deductible expense of $11,319 which is recorded in stock benefit plan compensation expense. The loan had an outstanding balance of $3,028 at December 31, 2015, and a fixed rate of 8.0%.

ESOP benefit expense is recorded based upon the fair value of the award shares, and totaled $1,783, $1,754 and $1,730, for the years ended December 31, 2016, 2015 and 2014, respectively.  Included in ESOP expense were dividends on unallocated Common Stock that were paid to participants.  These dividends totaled $438, $481 and $525 during the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has received approval by its Board of Directors to merge the ESOP into the 401(k) Plan during 2017.

14.	EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan.  Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service.  Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan.  For the years ended December 31, 2016 and 2015, the Bank used December 31st as its measurement date for the Employee Retirement Plan.

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2016	2015
Accumulated benefit obligation at end of period	$25,297	$25,396
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$25,396	$27,635
Interest cost	979	998
Actuarial loss (gain)	215	(1,796)
Benefit payments	(1,293)	(1,289)
Settlements	-	(152)
Projected benefit obligation at end of period	25,297	25,396

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	22,676	24,457
Return (loss) on plan assets	1,957	(355)
Contributions	15	15
Benefit payments	(1,293)	(1,289)
Settlements	-	(152)
Balance at end of period	23,355	22,676
Funded status at end of year	$(1,942)	$(2,720)

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2016	2015	2014
Interest cost	$979	$998	$1,003
Expected return on plan assets	(1,532)	(1,656)	(1,774)
Amortization of unrealized loss	1,551	1,677	948
Net periodic cost	$998	$1,019	$177

The change in accumulated other comprehensive income (loss) that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2016	2015
Balance at beginning of period	$(12,001)	$(13,463)
Amortization of unrealized loss	1,551	1,677
Gain (Loss) recognized during the year	210	(215)
Balance at the end of the period	$(10,240)	$(12,001)
Period end component of accumulated other comprehensive loss, net of tax	$5,613	6,582

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2016	2015	2014
Discount rate used for net periodic cost	3.98%	3.72%	4.56%
Discount rate used to determine benefit obligation at period end	3.82	3.98	3.72
Expected long-term return on plan assets used for net periodic cost	7.00	7.00	7.50
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.00

The Employee Retirement Plan assets are invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”).  The Trust, a private placement investment trust, has been granted discretion by the Bank to determine the appropriate strategic asset allocations (as governed by its Investment Policy Statement) to meet estimated plan liabilities.

The Employee Retirement Plan’s asset allocation targets holding 65% of assets in equity securities via investment in the Long-Term Growth Equity Portfolio (“LTGE”), 34% in intermediate-term investment grade bonds via investment in the Long-Term Growth Fixed-Income Portfolio (“LTGFI”), and 1% in a cash equivalents portfolio (for liquidity).  Asset rebalancing is performed at least annually, with interim adjustments when the investment mix varies in excess of 10% from the target.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	At December 31,
	2016	2015
Asset Category
Equity securities	62%	58%
Debt securities (bond mutual funds)	36	40
Cash equivalents	2	2
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2016 and 2015, respectively.

The following tables present a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated.  (See Note 17 for a discussion of the fair value hierarchy).

	Fair Value Measurements at December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$2,627	-	-	$2,627
Domestic Mid Cap	1,189	-	-	1,189
Domestic Small Cap	485	-	-	485
International Equity	2,657	-	-	2,657
Fixed Income	8,408	-	-	8,408
Cash equivalents	366	-	-	366
Common collective investment funds:
Domestic Large Cap	-	4,784	-	4,784
Domestic Mid Cap	-	638	-	638
Domestic Small Cap	-	1,405	-	1,405
International Equity	-	796	-	796
Total Plan Assets				$23,355

	Fair Value Measurements at December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$2,617	-	-	$2,617
Domestic Mid Cap	1,098	-	-	1,098
Domestic Small Cap	402	-	-	402
International Equity	2,551	-	-	2,551
Fixed Income	9,140	-	-	9,140
Cash equivalents	338	-	-	338
Common collective investment funds:
Domestic Large Cap	-	4,028	-	4,028
Domestic Mid Cap	-	541	-	541
Domestic Small Cap	-	1,184	-	1,184
International Equity	-	777	-	777
Total Plan Assets				$22,676

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real annual rates of return in the ranges of 4% to 9% and 0% to 5%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2016 and December 31, 2015.

The Bank contributed $15 to the Employee Retirement Plan during the year ended December 31, 2016.  The Bank expects to make contributions in the amount of $15 to the Employee Retirement Plan during the year ending December 31, 2017.

Benefit payments are anticipated to be made as follows:

Amount
2017	$1,602
2018	1,599
2019	1,604
2020	1,595
2021	1,574
2022 to 2026	7,634

BMP and Director Retirement Plan

The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2016 and 2015, the BMP had investments, held in a rabbi trust, in the Common Stock of $11,981 and $14,402, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75.  The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

As of December 31, 2016 and 2015, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	At December 31,
	2016	2015
Accumulated benefit obligation at end of period	$11,351	$11,062
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$11,062	$11,077
Interest cost	392	375
Benefit payments	(234)	(171)
Actuarial loss (gain)	131	(219)
Projected benefit obligation at end of period	11,351	11,062
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	234	171
Benefit payments	(234)	(171)
Balance at end of period	-	-
Funded status at the end of the year:	$(11,351)	$(11,062)

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2016	2015	2014
Interest cost	$392	$375	$347
Amortization of unrealized loss	161	242	98
Net periodic cost	$553	$617	$445

The combined change in accumulated other comprehensive income that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2016	2015
Balance at beginning of period	$(2,788)	$(3,250)
Amortization of unrealized loss	161	242
Gain (loss) recognized during the year	(131)	220
Balance at the end of the period	$(2,758)	$(2,788)
Period end component of accumulated other comprehensive loss, net of tax	1,512	1,529

Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2016	2015	2014
Discount rate used for net periodic cost – BMP	3.54%	3.39%	4.00%
Discount rate used for net periodic cost – Director Retirement Plan	3.67	3.49	4.22
Discount rate used to determine BMP benefit obligation at period end	3.46	3.54	3.39
Discount rate used to determine Director Retirement Plan benefit obligation at period end	3.53	3.67	3.49

Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that accrue. The Bank contributed and made benefit payments in the amount of $69 on behalf of the BMP and $165 on behalf of the Directors Retirement Plan during the year ending December 31, 2016.

During the year ended December 31, 2016, in addition to benefit payments from the defined benefit plan component of the BMP discussed above, a retired participant elected a gross lump-sum distribution of $7,736.  The distribution was satisfied by 239,822 shares of Common Stock (market value of $4,088) held by the ESOP component of the BMP and cash of $3,648 funded by proceeds from the sale of trading securities held by the defined contribution plan components of the BMP.  Gross gains of $3 and gross losses of $45 were recognized on these sales. As a result of the distribution, a non-cash tax benefit of $717 was recognized for the difference between market value and cost basis of the Common Stock held by the BMP, which reduces tax payable and increases Additional Paid-in Capital.

Actuarial projections performed as of December 31, 2016 assumed the Bank will contribute $725 to the BMP and $208 to the Director Retirement Plan during the year ending December 31, 2017 in order to pay benefits due under the respective plans.  During the year ending December 31, 2017, actuarial losses of $81 related to the BMP and $66 related to the Director Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Amount
2017	$932
2018	917
2019	899
2020	910
2021	885
2022 to 2026	4,154

There is no defined contribution cost incurred by the Holding Company or the Bank under the Director Retirement Plan.  Defined contribution costs incurred by the Company related to the BMP were $744, $1,900 and $1,789 for the years ended December 31, 2016, 2015 and 2014, respectively.

Postretirement Benefit Plan

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

The Postretirement Plan was amended effective March 31, 2015 to eliminate plan participation for post-amendment retirees. The amendment resulted in a curtailment gain of $3,394 during the year ended December 31, 2015.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,
	2016	2015
Accumulated benefit obligation at end of period	$1,756	$1,825
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$1,825	$4,284
Service cost	-	9
Interest cost	63	94
Actuarial gain	(10)	(143)
Benefit payments	(122)	(89)
Curtailment	-	(2,330)
Projected benefit obligation at end of period	1,756	1,825
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	122	89
Benefit payments	(122)	(89)
Balance at end of period	-	-
Funded status:
Deficiency of plan assets over projected benefit obligation and accrued expense included in other liabilities	$(1,756)	$(1,825)
The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2016	2015	2014
Service cost	$-	$9	$41
Interest cost	63	94	232
Curtailment gain(1)	-	(3,394)	-
Amortization of unrealized loss	(12)	(19)	-
Net periodic (credit) cost	$51	$(3,310)	$273

(1)	The Postretirement Plan was amended effective March 31, 2015, whereby post-amendment retirees are not eligible to participate in the plan. The amendment resulted in a curtailment gain.

The change in accumulated other comprehensive income (loss) that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2016	2015
Balance at beginning of period	$351	$1,292
Amortization of unrealized loss	(12)	(19)
Gain recognized during the year	10	142
Recognition of prior service cost	-	(1,064)
Balance at the end of the period	$349	$351
Period end component of accumulated other comprehensive loss, net of tax	(191)	(192)

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2016	2015	2014
Discount rate used for net periodic cost	3.58%	3.80%	4.72%
Rate of increase in compensation levels used for net periodic cost	N/A	3.50	3.50
Discount rate used to determine benefit obligation at period end	3.48	3.58	3.80
Rate of increase in compensation levels used to determine benefit obligation at period end	N/A	3.50	3.50

As of December 31, 2016, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $1.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $1.

As of December 31, 2016 and 2015, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 6.5% for 2017 and was assumed to decrease gradually to 5.0% in 2023 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $27.  A decline in the assumed medical care cost trend rates by 1% in each year would reduce the accumulated Postretirement Benefit Plan obligation by approximately $25.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act.  The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2016 and 2015. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that accrue.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2017	$113
2018	109
2019	104
2020	97
2021	91
2022 to 2026	348

15.	STOCK-BASED COMPENSATION

Stock Option Activity

The Company has made stock option grants to outside Directors and certain officers under the Stock Plans.  All option shares granted have a ten-year life.  The option shares granted to the outside Directors vest over one year, while the option shares granted to officers vest ratably over four years.  The exercise price of each option award was determined based upon the fair market value of the Common Stock on the respective grant dates.  Compensation expense recorded during the years ended December 31, 2015 and 2014 was determined based upon the fair value of the option shares on the respective dates of grant, as determined utilizing a recognized option pricing methodology. There was no compensation expense recorded during the year ended December 31, 2016 as all options were fully vested during the year ended December 31, 2015.

There were no stock options granted during the years ended December 31, 2016, 2015 and 2014.

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	979,916	$14.74
Options granted	-	-
Options exercised	(455,310)	14.39
Options that expired prior to exercise	(59,360)	16.45
Options outstanding at December 31, 2015	465,246	$14.87	1.4	$1,690

Options granted	-	-
Options exercised	(245,992)	14.22
Options that expired prior to exercise	(10,000)	18.18
Options outstanding at December 31, 2016	209,254	$15.48	2.2	$966
Options vested and exercisable at December 31, 2016	209,254	$15.48	2.2	$966

Information related to stock options under the Stock Plans during each period is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Cash received for option exercise cost	$3,498	$6,549	$278
Income tax benefit recognized	93	264	30
Intrinsic value of options exercised	826	1,143	6
Compensation expense recognized	-	31	110
Remaining unrecognized compensation expense	-	-	31

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2016 were as follows:

	Outstanding Options		Vested Options
	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
Exercise Prices:
$8.34	13,713	2.3	13,713	2.3
$12.75	19,827	3.3	19,827	3.3
$13.74	30,362	0.3	30,362	0.3
$13.86	12,220	5.3	12,220	5.3
$15.46	33,291	4.3	33,291	4.3
$16.73	29,841	1.6	29,841	1.6
$18.18	70,000	1.4	70,000	1.4
Total	209,254	2.2	209,254	2.2

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the 2004 Stock Incentive Plan.  Awards made to the outside Directors vest over one year, while officer awards vest ratably over four years.  All awards were made at the fair value of the Common Stock on the award date.  Compensation expense on all restricted stock awards was thus recorded during the years ended December 31, 2016, 2015 and 2014 based upon the fair value of the shares on the respective dates of grant.

The following table presents a summary of activity related to the restricted stock awards granted under the Stock Plans, and changes during the periods indicated:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2015	289,660	$15.13
Shares granted	68,069	15.92
Shares vested	(132,377)	15.14
Shares forfeited	(1,458)	15.57
Unvested allocated shares at December 31, 2015	223,894	$15.36

Shares granted	60,675	18.11
Shares vested	(116,042)	15.09
Shares forfeited	(16,118)	16.29
Unvested allocated shares at December 31, 2016	152,409	$16.56

Information related to restricted stock awards under the Stock Plans during each period is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Compensation expense recognized	$1,549	$1,855	$1,976
Income tax benefit recognized	78	39	41
Weighted average remaining years for which compensation expense is to be recognized	1.6	1.0	1.2

LTIP

During the years ended December 31, 2016, 2015 and 2014, the Company established long term incentive award programs to certain officers. The program for 2016 will ultimately be settled in cash and performance based shares, while the programs for 2015 and 2014 will ultimately be settled in cash only.

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

At December 31, 2016, a liability totaling $1,324 was recorded for expected future payments under the long-term cash incentive payment plan. This liability reflected the expectation of the most likely payment outcome determined for each individual incentive award (based upon both period-to-date actual and estimated future results for each award period).  During the years ended December 31, 2016, 2015 and 2014, total expense recognized related to LTIP cash awards were $443, $946 and $467, respectively.

Performance based shares awarded to certain officers meet the criteria for equity-based accounting. The following table presents a summary of activity related to performance based equity awards and changes during the period:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Maximum aggregate share payout at January 1, 2016	28,044	$17.35
Shares forfeited	(3,314)	17.35
Maximum aggregate share payout at December 31, 2016	24,730	17.35
Minimum aggregate share payout	-	-
Likely aggregate share payout	7,350	$17.35

Compensation expense recorded for performance based equity awards was $57 for the year ended December 31, 2016.  There was no expense recognized during the years ended December 31, 2015 or 2014 as this award program was established during the year ended December 31, 2016.

16.	COMMITMENTS AND CONTINGENCIES

Mortgage Loan Commitments and Lines of Credit

At December 31, 2016 and 2015, the Bank had outstanding commitments to make real estate loans that were accepted by the borrower aggregating approximately $115,216 and $219,026, respectively.  At both December 31, 2016 and 2015, the great majority of these commitments were to originate adjustable-rate real estate loans.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  The primary concentrations of credit risk associated with these commitments were geographical (as the majority of committed loans were collateralized by properties located in the New York City metropolitan area) and the proportion of the commitments comprised of multifamily residential and commercial real estate loans.

Unused lines of credit available on one- to four-family residential, multifamily residential and commercial real estate loans totaled $34,774 at December 31, 2016 and $34,954 at December 31, 2015.

At December 31, 2016, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity.  At December 31, 2016, this amount approximated $1,265,000.

Lease Commitments

At December 31, 2016, aggregate minimum annual rental commitments on operating leases were as follows:

Amount
2017	$5,327
2018	6,098
2019	6,104
2020	5,992
2021	5,894
Thereafter	30,783
Total	$60,198

Rental expense for the years ended December 31, 2016, 2015 and 2014 totaled $5,854, $3,685, and $3,388, respectively.

Litigation

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

Fair Value of Financial Assets and Liabilities

The following tables present the assets measured at fair value on a recurring basis as of the dates indicated segmented by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no financial liabilities measured at fair value on a recurring basis at December 31, 2016 or 2015.

		Fair Value Measurements at December 31, 2016 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$873	$873	$-	$-
International Equity Mutual Funds	213	213	-	-
Fixed Income Mutual Funds	5,867	5,867	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,356	1,356	-	-
International Equity Mutual Funds	377	377	-	-
Fixed Income Mutual Funds	2,162	2,162	-	-
Pass-through MBS issued by GSEs	372	-	372	-
Agency CMOs	3,186	-	3,186	-
Derivative – interest rate product	3,228	-	3,228	-

		Fair Value Measurements at December 31, 2015 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,053	$1,053	$-	$-
International Equity Mutual Funds	281	281	-	-
Fixed Income Mutual Funds	8,867	8,867	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,253	1,253	-	-
International Equity Mutual Funds	383	383	-	-
Fixed Income Mutual Funds	2,120	2,120	-	-
Pass-through MBS issued by GSEs	431	-	431	-

The Company used the following methods and significant assumptions to estimate fair value.

Investment securities

The Company’s available-for-sale investment securities are reported at fair value, which were determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable.  Prioritization of inputs may vary on any given day based on market conditions.

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of December 31, 2016 and December 31, 2015. Obtaining market values as of December 31, 2016 and December 31, 2015 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Derivatives

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date (Level 2).

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2016 or 2015.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at December 31, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets:
Cash and due from banks	$113,503	$113,503	$-	$-	$113,503
Investment securities held to maturity (TRUP CDOs)	5,378	-	-	7,296	7,296
Loans, net	5,615,886	-	-	5,609,034	5,609,034
Accrued interest receivable	15,647	-	11	15,636	15,647
FHLBNY capital stock	44,444	N/A	N/A	N/A	N/A
Financial Liabilities:
Savings, money market and checking accounts	3,346,961	3,346,961	-	-	3,346,961
CDs	1,048,465	-	1,054,131	-	1,054,131
Escrow and other deposits	103,001	103,001	-	-	103,001
FHLBNY Advances	831,125	-	831,951	-	831,951
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,080	-	2,080	-	2,080

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets:
Cash and due from banks	$64,154	$64,154	$-	$-	$64,154
Investment securities held to maturity (TRUP CDOs)	5,242	-	-	7,051	7,051
Loans, net	4,678,262	-	-	4,722,803	4,722,803
Accrued interest receivable	13,486	-	19	13,467	13,486
FHLBNY capital stock	58,713	N/A	N/A	N/A	N/A
Financial Liabilities:
Savings, money market and checking accounts	2,325,463	2,325,463	-	-	2,325,463
CDs	858,847	-	865,581	-	865,581
Escrow and other deposits	77,130	77,130	-	-	77,130
FHLBNY Advances	1,166,725	-	1,170,274	-	1,170,274
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,259	-	2,259	-	2,259

The methods and assumptions used to estimate fair values are described as follows:

Cash and Due From Banks

The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

TRUP CDOs Held to Maturity

At both December 31, 2016 and December 31, 2015, the Company owned seven TRUP CDOs classified as held-to-maturity. At December 31, 2016 and 2015, their estimated fair value was obtained utilizing broker quotations to estimate the fair value of TRUP CDOs. Despite improvement in the overall marketplace conditions, unobservable data was still deemed to have been utilized in the broker quotation pricing, warranting a determination of Level 3 valuation for these securities at December 31, 2016 and 2015.

Loans, Net

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (the “Basel III Capital Rules”) became effective for the Holding Company and Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital ("CET1"); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital.  A minimum leverage ratio (tier 1 capital as a percentage of average consolidated assets) of 4.0% is also required under the Basel III Capital Rules.

When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed entirely of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.  When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital. In accordance with the Basel III Capital Rules, the Holding Company and the Bank have elected to exclude all permissible components of accumulated other comprehensive income from computing regulatory capital.  Management believes, as of December 31, 2016 and 2015, the Holding Company and Bank met all capital requirements to which they were subject.

The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized (although these items are not utilized to represent overall financial condition).  The FDIC utilizes these categories of capital adequacy to determine various matters, including, but not limited to, prompt corrective action and deposit insurance premium assessment levels.  Capital levels and adequacy classifications may also be subject to qualitative judgments by the Bank’s regulators regarding, among other factors, the components of capital and risk weighting. If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions and asset growth are limited, and capital restoration plans are required. As of December 31, 2016 and 2015, the Bank satisfied all criteria necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2016 that management believes have changed the "well capitalized" categorization.

Actual and required capital amounts and ratios as of the dates indicated are presented below:

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as “Well Capitalized”(1)
As of December 31, 2016	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$521,458	8.95%	$235,232	4.0%	$294,041	5.0%
Consolidated Company	516,170	10.03	235,402	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk weighted assets
Bank	521,458	11.60	202,337	4.5	292,265	6.5
Consolidated Company	516,170	11.44	203,104	4.5	N/A	N/A
Tier 1 Capital / % of risk weighted assets
Bank	521,458	11.60	269,783	6.0	359,711	8.0
Consolidated Company	584,684	12.95	270,806	6.0	N/A	N/A
Total Capital / % of risk weighted assets
Bank	542,019	12.05	359,711	8.0	449,639	10.0
Consolidated Company	605,245	13.41	361,074	8.0	N/A	N/A

(1)	In accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as “Well Capitalized”(1)
As of December 31, 2015	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$440,374	9.17%	$194,314	4.0%	$242,892	5.0%
Consolidated Company	447,111	10.70	195,008	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk weighted assets
Bank	440,374	11.55	171,628	4.5	247,908	6.5
Consolidated Company	447,111	11.67	172,456	4.5	N/A	N/A
Tier 1 Capital / % of risk weighted assets
Bank	440,374	11.55	228,838	6.0	305,117	8.0
Consolidated Company	515,626	13.45	229,941	6.0	N/A	N/A
Total Capital / % of risk weighted assets
Bank	458,938	12.03	305,117	8.0	381,397	10.0
Consolidated Company	534,190	13.94	306,588	8.0	N/A	N/A

(1)	In accordance with the Basel III rules.

19.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables summarize the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2016 and 2015:

	For the three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net interest income	$34,631	$35,610	$35,347	$37,898
Provision (credit) for loan losses	(21)	442	1,168	529
Net interest income after provision for loan losses	34,652	35,168	34,179	37,369
Non-interest income	69,741	2,305	2,071	1,817
Non-interest expense	17,869	18,092	18,232	29,638
Income before income taxes	86,524	19,381	18,018	9,548
Income tax expense	36,487	8,173	7,481	8,816
Net income	$50,037	$11,208	$10,537	$732
EPS (1):
Basic	$1.37	$0.30	$0.29	$0.02
Diluted	$1.36	$0.30	$0.29	$0.02

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

(1)
The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences

20.	CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2016 and 2015, and the related statements of operations and cash flows for the years ended December 31, 2016, 2015 and 2014, reflect the Holding Company’s investment in its wholly-owned subsidiaries, the Bank and 842 Manhattan Avenue Corp., and its unconsolidated subsidiary, Dime Community Capital Trust I, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2016	2015
ASSETS:
Cash and due from banks	$49,152	$57,014
Investment securities available-for-sale	3,895	3,756
Trading securities	6,953	10,201
MBS available-for-sale	372	431
ESOP loan to subsidiary	-	3,028
Investment in subsidiaries	571,150	487,331
Other assets	6,020	3,867
Total assets	$637,542	$565,628

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trust Preferred securities payable	$70,680	$70,680
Other liabilities	994	1,001
Stockholders’ equity	565,868	493,947
Total liabilities and stockholders’ equity	$637,542	$565,628

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (1)

	Year Ended December 31,
	2016	2015	2014
Net interest loss	$(4,852)	$(4,779)	$(4,748)
Dividends received from Bank	12,000	16,000	18,050
Non-interest income	478	295	1,376
Non-interest expense	(668)	(667)	(643)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	6,958	10,849	14,035
Income tax credit	2,251	2,321	1,803
Income before equity in undistributed earnings of direct subsidiaries	9,209	13,170	15,838
Equity in undistributed earnings of subsidiaries	63,305	31,602	28,408
Net income	$72,514	$44,772	$44,246

(1)	Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2016, 2015 and 2014.

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash flows from Operating Activities:
Net income	$72,514	$44,772	$44,246
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(63,305)	(31,602)	(28,408)
Net loss (gain) on the sale of investment securities available for sale	-	4	(997)
Net (gain) loss on trading securities	(83)	108	45
Increase in other assets	(2,206)	(69)	(489)
(Decrease) Increase in other liabilities	(7)	(560)	1,680
Net cash provided by operating activities	6,913	12,653	16,077

Cash flows from Investing Activities:
Proceeds from sale of investment securities available-for-sale	-	2,000	3,780
Proceeds from the sale of trading securities	3,648	1,340	7,056
Purchases of investment securities available-for-sale	(22)	(2,134)	(3,884)
Reimbursement from subsidiary, including purchases of investment securities available-for-sale	303	1,655	1,620
Net purchases of trading securities	(317)	(3,090)	(8,839)
Principal collected on MBS available-for-sale	59	63	72
Principal repayments on ESOP loan	209	194	179
Net cash provided by (used in) investing activities	3,880	28	(16)

Cash flows from Financing Activities:
Common Stock issued for exercise of stock options	3,669	6,549	278
Treasury shares repurchased	-	(300)	-
Equity award distribution	65	251	202
BMP ESOP shares received to satisfy distribution of retirement benefits	(1,820)	-	-
Cash dividends paid to stockholders	(20,569)	(20,279)	(20,094)
Net cash used in financing activities	(18,655)	(13,779)	(19,614)

Net decrease in cash and due from banks	(7,862)	(1,098)	(3,553)
Cash and due from banks, beginning of period	57,014	58,112	61,665
Cash and due from banks, end of period	$49,152	$57,014	$58,112

*   *   *   *   *

Exhibit Number

3(i)	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (1)
3(ii)	Amended and Restated Bylaws of Dime Community Bancshares, Inc. (22)
4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [See Exhibit 3(i) hereto]
4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [See Exhibit 3(ii) hereto]
4.3	Draft Stock Certificate of Dime Community Bancshares, Inc. (2)
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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (11)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (7)
10.24	Waiver executed by Kenneth J. Mahon (6)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (5)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (5)
10.28	Employee Retention Agreement between The Dime Savings Bank of Williamsburgh, Dime Community Bancshares, Inc. and Daniel Harris (8)
10.30	Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (18)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (8)
10.32	Amendment to the Benefit Maintenance Plan (13)
10.33	Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (14)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (15)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (16)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (16)
10.37	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (18)
10.38	Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (17)
10.39	Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (18)
10.40	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (19)
10.41	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (20)
10.42	Form of performance share award notice for officers under 2013 Equity and Incentive Plan (21)
10.43	Employment and Change in Control Agreement between Dime Community Bank and Stuart Lubow
10.44	Employment and Change in Control Agreement between Dime Community Bank and Conrad Gunther
10.45	Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Tavros Capital Partners USA LLC

10.46	Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Havemeyer Owner BB LLC
12.1	Computation of ratio of earnings to fixed charges
23.1	Consent of Independent Registered Public Accounting Firm
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2016 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

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

(4)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(5)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(6)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(8)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(9)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(14)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(16)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.
(17)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.
(18)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 7, 2015.
(19)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 6, 2015.
(20)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on June 30, 2016.
(21)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 9, 2016.

(22)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on January 30, 2017.