Form 10-Q
period 2017-03-31
DIME COMMUNITY BANCSHARES INC
filed 2017-05-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-27782

DIME COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3297463 (I.R.S. employer identification number)

300 Cadman Plaza West, 8th Floor, Brooklyn, NY (Address of principal executive offices)	11201 (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒

NON -ACCELERATED FILER ☐	(Do not check if a smaller reporting company)

SMALLER REPORTING COMPANY ☐

EMERGING GROWTH COMPANY ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 9, 2017
$.01 Par Value	37,633,646

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

•	The risks referred to in the section entitled "Risk Factors."

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	March 31, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$87,834	$113,503
Investment securities held-to-maturity (estimated fair value of $8,048 and $7,296 at March 31, 2017 and December 31, 2016, respectively) (Fully unencumbered)	5,332	5,378
Investment securities available-for-sale, at fair value (Fully unencumbered)	4,001	3,895
Mortgage-backed securities (“MBS”) available-for-sale, at fair value (Fully unencumbered)	3,520	3,558
Trading securities	7,153	6,953
Loans:
Real estate, net	5,720,987	5,633,007
Commercial and industrial (“C&I”) loans	30,189	2,058
Other loans	973	1,357
Less allowance for loan losses	(20,954)	(20,536)
Total loans, net	5,731,195	5,615,886
Premises and fixed assets, net	21,620	18,405
Premises held for sale	1,379	1,379
Federal Home Loan Bank of New York ("FHLBNY") capital stock	41,411	44,444
Bank Owned Life Insurance (“BOLI”)	86,873	86,328
Goodwill	55,638	55,638
Other assets	49,414	50,063
Total Assets	$6,095,370	$6,005,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$4,217,696	$4,097,992
Non-interest bearing deposits	290,786	297,434
Total deposits	4,508,482	4,395,426
Escrow and other deposits	135,817	103,001
FHLBNY advances	763,725	831,125
Trust Preferred securities payable	70,680	70,680
Other liabilities	43,441	39,330
Total Liabilities	5,522,145	5,439,562

Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2017 and December 31, 2016)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,614,807 shares and 53,572,745 shares issued at March 31, 2017 and December 31, 2016, respectively, and 37,569,348 shares and 37,455,853 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	536	536
Additional paid-in capital	279,553	278,356
Retained earnings	509,453	503,539
Accumulated other comprehensive loss, net of deferred taxes	(5,514)	(5,939)
Unearned stock award common stock	(3,012)	(1,932)
Holding Company Common stock held by Benefit Maintenance Plan ("BMP")	(6,859)	(6,859)
Treasury stock, at cost (16,045,459 shares and 16,116,892 shares at March 31, 2017 and December 31, 2016, respectively)	(200,932)	(201,833)
Total Stockholders' Equity	573,225	565,868
Total Liabilities And Stockholders' Equity	$6,095,370	$6,005,430

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans secured by real estate	$50,475	$45,651
C&I	41	4
Other loans	18	20
MBS	14	2
Investment securities	190	173
Other short-term investments	717	661
Total interest income	51,455	46,511
Interest expense:
Deposits and escrow	9,507	6,794
Borrowed funds	4,461	5,086
Total interest expense	13,968	11,880
Net interest income	37,487	34,631
Provision (credit) for loan losses	450	(21)
Net interest income after provision (credit) for loan losses	37,037	34,652
Non-interest income:
Service charges and other fees	794	685
Net mortgage banking income	16	28
Net gain on securities and other assets	75	46
Net gain on the sale of premises held for sale	-	68,187
Income from BOLI	545	560
Other	348	235
Total non-interest income	1,778	69,741
Non-interest expense:
Salaries and employee benefits	10,320	9,708
Occupancy and equipment	3,628	2,627
Data processing costs	1,607	1,195
Marketing	1,466	1,178
Federal deposit insurance premiums	655	739
Other	3,093	2,422
Total non-interest expense	20,769	17,869
Income before income taxes	18,046	86,524
Income tax expense	6,889	36,487
Net income	$11,157	$50,037

Earnings per Share:
Basic	$0.30	$1.37
Diluted	$0.30	$1.36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net Income	$11,157	$50,037
Other comprehensive income:
Change in unrealized holding loss on securities held-to-maturity and transferred securities	34	19
Change in unrealized holding loss on securities available-for-sale	120	15
Change in pension and other postretirement obligations	302	425
Change in unrealized gain on derivative asset	315	-
Other comprehensive gain before income taxes	771	459
Deferred tax expense	346	207
Other comprehensive income, net of tax	425	252
Total comprehensive income	$11,582	$50,289

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
 (Dollars in thousands)

	Three Months ended March 31, 2017
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of ESOP	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2017	37,455,853	$536	$278,356	$503,539	$(5,939)	$-	$(1,932)	$(6,859)	$(201,833)	$565,868
Net Income	-	-	-	11,157	-	-	-	-	-	11,157
Other comprehensive income, net of tax	-	-	-	-	425	-	-	-	-	425
Exercise of stock options	42,062	-	624	-	-	-	-	-	-	624
Release of shares, net of forfeitures	71,433	-	573	-	-	-	(1,474)	-	901	-
Stock-based compensation	-	-	-	-	-	-	394	-	-	394
Cash dividends declared and paid	-	-	-	(5,243)	-	-	-	-	-	(5,243)
Ending balance as of March 31, 2017	37,569,348	$536	$279,553	$509,453	$(5,514)	$-	$(3,012)	$(6,859)	$(200,932)	$573,225

	Three Months ended March 31, 2016
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of ESOP	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2016	37,371,992	$533	$262,798	$451,606	$(8,801)	$(2,313)	$(2,271)	$(9,354)	$(198,251)	$493,947
Net Income	-	-	-	50,037	-	-	-	-	-	50,037
Other comprehensive loss, net of tax	-	-	-	-	252	-	-	-	-	252
Release of shares, net of forfeitures	27,158	-	135	-	-	-	(446)	1	338	28
Stock-based compensation	-	-	273	-	-	57	438	-	-	768
Cash dividends declared and paid	-	-	-	(5,125)	-	-	-	-	-	(5,125)
Ending balance as of March 31, 2016	37,399,150	$533	$263,206	$496,518	$(8,549)	$(2,256)	$(2,279)	$(9,353)	$(197,913)	$539,907

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,157	$50,037
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain recognized on trading securities	(75)	(6)
Net gain on the sale of other real estate owned (“OREO”)	-	(40)
Net gain on sale of premises held for sale	-	(68,187)
Net depreciation, amortization and accretion	879	536
Stock plan compensation [excluding Employee Stock Ownership Plan (“ESOP”)]	394	438
ESOP compensation expense	-	357
Provision (Credit) for loan losses	450	(21)
Increase in cash surrender value of BOLI	(545)	(560)
Deferred income tax provision	688	456
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	(26)	-
Changes in assets and liabilities:
(Increase) Decrease in other assets	(69)	317
Increase in other liabilities	4,413	23,921
Net cash provided by Operating activities	17,266	7,248
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(16)	(17)
Proceeds from sales of investment securities available-for-sale	35	-
Acquisition of trading securities	(125)	(161)
Proceeds from calls and principal repayments of MBS available-for-sale	13	14
Purchases of loans	-	(152,637)
Loans originated, net of repayments	(115,759)	(207,214)
Proceeds from sale of OREO	-	170
Net proceeds from the sale of premises held for sale	-	75,899
Net disposals (purchases) of fixed assets	(3,969)	523
Redemption (purchases) of FHLBNY capital stock	3,033	(4,968)
Net cash used in Investing Activities	(116,788)	(288,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	113,056	255,446
Increase in escrow and other deposits	32,816	49,185
Repayments of FHLBNY advances	(404,500)	(1,367,500)
Proceeds from FHLBNY advances	337,100	1,477,900
Proceeds from exercise of stock options	624	-
Cash dividends paid to stockholders	(5,243)	(5,125)
Net cash provided by Financing Activities	73,853	409,906
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,669)	128,763
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,503	64,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,834	$192,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,662	$9,050
Cash paid for interest	12,695	11,861
Transfer of premises to held for sale	-	1,379
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	25	11
Net decrease in non-credit component of OTTI	8	8

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

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

Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflects the Bank’s evolving business model and emphasizes its broader geographic and business reach while retaining the Bank’s mission to be in and of the communities it serves, including the virtual online community.  The Company maintains its corporate headquarters in the Brooklyn Heights section of Brooklyn, New York and operates twenty-seven full service retail banking offices located in the New York City ("NYC") boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York, including the Bank’s principal office in the Williamsburg section of Brooklyn. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and C&I loans, as well as MBS, obligations of the U.S. Government and Government Sponsored Enterprises ("GSEs"), and corporate debt and equity securities.  Substantially all of the Bank's lending occurs in the greater NYC metropolitan area.

2.	SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2017 and December 31, 2016, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2017 and 2016, and the changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2017 and 2016.  The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2017.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and notes thereto.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 impacts any entity that either enters into contracts with customers to transfer goods or services, or that enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance or lease contracts).  Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration - Reporting Revenue Gross Versus Net. The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU affect the guidance in ASU 2014-09, which is not yet effective.  Both ASU 2014-09 and the amendment are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating the potential impact of ASU 2014-09 and the amendment on its consolidated financial statements, however, it is not presently expected to have a material impact.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is evaluating the potential impact of ASU 2016-01 on its consolidated financial statements, however, it is not presently expected to have a material impact.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company has established a committee that is assessing system requirements, gathering data, and evaluating the impact of the ASU on its consolidated financial statements. The Company expects to recognize a one-time cumulative effect increase to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect, however, cannot yet determine the magnitude of the impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715). ASU 2017-07 requires companies that offer employee defined pension plans, other postretirement benefit plans, or other types of benefit plans accounted for under Topic 715 to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, however, early adoption is permitted. The adoption of ASU 2017-07 will not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted. The Company is evaluating the potential impact of ASU 2017-08 on its consolidated financial statements, however, it is not presently expected to have a material impact.

4.	OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held- to-Maturity and Transferred Securities	Securities Available-for- Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2017	$(713)	$(92)	$(6,910)	$1,776	$(5,939)
Other comprehensive income before reclassifications	18	65	-	124	207
Amounts reclassified from accumulated other comprehensive loss	-	-	171	47	218
Net other comprehensive income during the period	18	65	171	171	425
Balance as of March 31, 2017	$(695)	$(27)	$(6,739)	$1,947	$(5,514)

Balance as of January 1, 2016	$(760)	$(122)	$(7,919)	$-	$(8,801)
Other comprehensive income before reclassifications	10	8	-	-	18
Amounts reclassified from accumulated other comprehensive loss	-	-	234	-	234
Net other comprehensive income during the period	10	8	234	-	252
Balance as of March 31, 2016	$(750)	$(114)	$(7,685)	$-	$(8,549)

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

	Three Months Ended March 31,
	2017	2016
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion of previously recognized non-credit component of OTTI	$9	$8
Change in unrealized loss on securities transferred to held-to-maturity	25	11
Net change	34	19
Tax expense	16	9
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	18	10
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized gain during the period	120	15
Tax expense	55	7
Net change in unrealized holding gain on securities available-for-sale	65	8
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in salaries and employee benefits expense	302	425
Tax expense	131	191
Net change in pension and other postretirement obligations	171	234
Change in unrealized loss on derivative liability:
Change in net unrealized loss during the period	228	-
Reclassification adjustment for expense included in interest expense	87	-
Net change	315	-
Tax expense	144	-
Net change in unrealized loss on derivative liability	171	-
Other comprehensive income	$425	$252

5.	EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock, and likely aggregate Long-term Incentive Plan (“LTIP”) share payout.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares, and (until the period ended September 30, 2016) unallocated ESOP shares, are excluded.  Vested restricted stock award shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested restricted stock award shares and LTIP shares not yet awarded are recognized as a special class of participating securities under ASC 260.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net income per the Consolidated Statements of Income	$11,157	$50,037
Less: Dividends paid and earnings allocated to participating securities	(25)	(31)
Income attributable to common stock	$11,132	$50,006
Weighted average common shares outstanding, including participating securities	37,603,628	36,813,347
Less: weighted average participating securities	(150,423)	(223,605)
Weighted average common shares outstanding	37,453,205	36,589,742
Basic EPS	$0.30	$1.37
Income attributable to common stock	$11,132	$50,006
Weighted average common shares outstanding	37,453,205	36,589,742
Weighted average common equivalent shares outstanding	96,371	73,209
Weighted average common and equivalent shares outstanding	37,549,576	36,662,951
Diluted EPS	$0.30	$1.36

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no “out-of-the-money” stock options during the three-month period ended March 31, 2017. There were 124,622 weighted-average stock options outstanding for the three-month period ended March 31, 2016 which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

For information about the calculation of likely aggregate LTIP share payout, see Note 6.

6.	ACCOUNTING FOR STOCK BASED COMPENSATION

During the three-month periods ended March 31, 2017 and 2016, the Company maintained the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (“2013 Equity Plan”) (collectively, the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2016, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the three-month period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	209,254	$15.48
Options granted	-	-
Options exercised	(42,062)	14.87
Options outstanding at March 31, 2017	167,192	$15.64	2.3	$779
Options vested and exercisable at March 31, 2017	167,192	$15.64	2.3	$779

Information related to stock options during each period is as follows:

	At or for the Three Months Ended March 31,
	2017	2016
Cash received for option exercise cost	$624	$-
Income tax benefit recognized on stock option exercises(1)	69	-
Intrinsic value of options exercised	275	-
(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January, 1, 2017, income tax benefits were recognized through additional paid in capital.

There were no grants of stock options during the three-month periods ended March 31, 2017 or 2016. All stock options are fully vested as of March 31, 2017 and 2016.

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the 2004 Stock Incentive Plan or 2013 Equity and Incentive Plan. Typically, awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers vest in equal annual installments over a four-year period.

The following table presents a summary of activity related to the restricted stock awards granted, and changes during the three-month period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2017	152,409	$16.56
Shares granted	17,316	20.50
Shares vested	(1,840)	18.11
Shares forfeited	(13,591)	16.84
Unvested allocated shares at March 31, 2017	154,294	$16.96

All awards were made at the fair value of the Holding Company’s common stock (i.e., the closing price on the NASDAQ market as of the close of business) on the award date. Compensation expense is based upon the fair value of the shares on the respective dates of the grant.

Information related to restricted stock awards during each period is as follows:

	At or for the Three Months Ended March 31,
	2017	2016
Compensation expense recognized	$297	$438
Income tax benefit recognized on vesting of restricted stock awards(1)	2	-
(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January, 1, 2017, income tax benefits were recognized through additional paid in capital.

As of March 31, 2017, unrecognized compensation cost relating to unvested restricted shares totaled $1,389. This amount will be recognized over a remaining weighted average period of 1.6 years.

Performance Based Equity Awards

The Company established the LTIP, a long term incentive award program for certain officers, that meets the criteria for equity-based accounting.  For each award, threshold (50% of target), target (100% of target) and maximum (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company's relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently.  Shares of the Holding Company’s common stock are issued on the grant date and held as unvested stock awards until the end of the performance period. They are issued at the maximum opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

The following table presents a summary of activity related to performance based equity awards, and changes during the three-month period then ended:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Maximum aggregate share payout at January 1, 2017	24,730	$17.35
Shares granted	71,976	19.75
Shares forfeited	(4,268)	17.35
Maximum aggregate share payout at March 31, 2017	92,438	$19.22
Minimum aggregate share payout	-	-
Likely aggregate share payout	79,657	$19.52

Compensation expense recorded for performance based equity awards was $97 and $27 for the three-month periods ended March 31, 2017 and 2016, respectively.

7.	LOANS RECEIVABLE AND CREDIT QUALITY

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

Credit Quality Indicators:

On a quarterly basis, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), and commercial real estate loans, C&I loans, as well as one-to four family residential and cooperative and condominium apartment loans. Prior to April 1, 2016, the analysis of one-to-four family residential and cooperative and condominium apartment loans included only loans with balances in excess of the Fannie Mae (“FNMA”) conforming loan limits for high-cost areas such as the Bank’s primary lending area (“FNMA Limits”) that were deemed to meet the definition of impaired.  Prior to December 31, 2016, the analysis of C&I loans was included in the consumer loan credit quality analysis, which is based on payment activity due to the nature and volume of the C&I loan balance.

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

The Bank had no loans classified as doubtful as of March 31, 2017 or December 31, 2016. All real estate and C&I loans not classified as Special Mention or Substandard were deemed pass loans at both March 31, 2017 and December 31, 2016.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$73,777	$210	$1,144	$-	$75,131
Multifamily residential and residential mixed use	4,685,627	3,460	7,111	-	4,696,198
Commercial mixed use real estate	393,101	532	5,386	-	399,019
Commercial real estate	543,613	522	6,504	-	550,639
Total real estate	5,696,118	4,724	20,145	-	5,720,987
C&I	30,189	-	-	-	30,189
Total	$5,726,307	$4,724	$20,145	$-	$5,751,176

	Balance at December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$72,325	$212	$1,485	$-	$74,022
Multifamily residential and residential mixed use	4,589,838	3,488	7,200	-	4,600,526
Commercial mixed use real estate	398,139	535	5,465	-	404,139
Commercial real estate	546,568	525	7,227	-	554,320
Total Real Estate	$5,606,870	$4,760	$21,377	$-	$5,633,007

For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at March 31, 2017	Balance at December 31, 2016(1)
Performing	$968	$3,414
Non-accrual	5	1
Total	$973	$3,415
(1)
Included in the balance of consumer loans at December 31, 2016 are $2,058 of C&I loans. As of March 31, 2017, C&I loans were evaluated based on risk ratings and included in the preceding credit risk profile table.

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest and loans held for sale) as of the dates indicated:

	At March 31, 2017
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$173	$-	$-	$678	$851	$74,280	$75,131
Multifamily residential and residential mixed use	-	-	105	2,623	2,728	4,693,470	4,696,198
Commercial mixed use real estate	-	-	614	495	1,109	397,910	399,019
Commercial real estate	-	-	-	-	-	550,639	550,639
Total real estate	$173	$-	$719	$3,796	$4,688	$5,716,299	$5,720,987
C&I	$-	$-	$-	$-	$-	$30,189	$30,189
Consumer	$-	$-	$-	$5	$5	$968	$973
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2017.

	At December 31, 2016
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One- to four-family residential, including condominium and cooperative apartment	$188	$-	$1,513	$1,012	$2,712	$71,309	$74,022
Multifamily residential and residential mixed use	-	-	1,557	2,675	4,232	4,596,294	4,600526
Commercial mixed use real estate	-	-	-	549	549	403,590	404,139
Commercial real estate	1,732	-	-	-	1,732	552,588	554,320
Total real estate	$1,920	$-	$3,070	$4,236	$9,226	$5,623,781	$5,633,007
C&I	$-	$-	$-	$-	$-	$2,058	$2,058
Consumer	$-	$-	$-	$1	$1	$1,356	$1,357
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2016.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on three real estate loans with an aggregate outstanding balance of $719 at March 31, 2017, and four real estate loans with an aggregate outstanding balance of $3,070 at December 31, 2016, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings ("TDRs")

The following table summarizes outstanding TDRs by underlying collateral types as of the dates indicated:

	As of March 31, 2017		As of December 31, 2016
	No. of Loans	Balance	No. of Loans	Balance
One- to four-family residential, including condominium and cooperative apartment	2	$402	2	$407
Multifamily residential and residential mixed use	3	649	3	658
Commercial mixed use real estate	1	4,240	1	4,261
Commercial real estate	1	3,347	1	3,363
Total real estate	7	$8,638	7	$8,689

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations.  There were no TDRs on non-accrual status at March 31, 2017 or December 31, 2016.

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both March 31, 2017 and December 31, 2016.

There were no loans modified in a manner that met the criteria of a TDR during the three-month periods ended March 31, 2017 or 2016.

The Bank's allowance for loan losses at March 31, 2017 and December 31, 2016 did not reflect any allocated reserve associated with TDRs.

As of March 31, 2017 and December 31, 2016, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month periods ended March 31, 2017 or 2016 (thus no impact to the allowance for loan losses during those periods).

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

The Bank considers TDRs and non-accrual multifamily residential, commercial real estate, and C&I loans, along with non-accrual one- to four-family loans in excess of the FNMA Limits, to be impaired.  Non-accrual one-to four-family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

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

Please refer to Note 8 for tabular information related to impaired loans.

8.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses may consist of specific and general components.  At March 31, 2017, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Due to their small homogeneous balances, consumer loans were not individually evaluated for impairment as of either March 31, 2017 or December 31, 2016.

Impaired Loan Component

All multifamily residential, mixed use, commercial real estate, and C&I loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all condominium or cooperative apartment and one- to four-family residential real estate loans in excess of the FNMA Limits are individually evaluated for impairment.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: (1) the likely realizable value of a note sale; (2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or (3) the present value of estimated future cash flows (using the loan's pre-modification rate in the case of some performing TDRs).  For impaired loans on non-accrual status, either of the initial two measurements is utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At March 31, 2017 and December 31, 2016, there were no allocated reserves related to TDRs within the allowance for loan losses.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to four-family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Loan Component

During the three month period ended June 30, 2016, the Bank refined the calculation of the allowance for loan losses associated with non-impaired loans using third party software purchased by the Bank. The software model is substantially similar to the previous model used by the Bank whereby the primary drivers of the calculation are historical charge-offs by loan type and certain qualitative elements. The historical loss look-back period for Substandard and Special Mention non-impaired loans was expanded from the previous twelve month period to a forty-eight month period, which is aligned with the same historical loss look-back period used for all Pass-graded loans.  Management has evaluated the impact of these changes and concluded that they are not material to the overall allowance for non-impaired loans.

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with non-impaired real estate loans.  The following underlying collateral types are analyzed separately: 1) one- to four family residential and condominium or cooperative apartment; 2) multifamily residential and residential mixed use; 3) commercial mixed use real estate, 4) commercial real estate; 5) C&I and 6) construction and land acquisition.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for non-impaired real estate loans:

(i)	Charge-off experience (including peer charge-off experience)
(ii)	Economic conditions
(iii)	Underwriting standards or experience
(iv)	Loan concentrations
(v)	Regulatory climate
(vi)	Nature and volume of the portfolio
(vii)	Changes in the quality and scope of the loan review function

The following is a brief synopsis of the manner in which each element is considered:

(i)  Charge-off experience - Loans within the non-impaired loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied to reflect probable incurred loss percentages.  The Bank also reviews and considers the charge-off experience of peer banks in its lending marketplace in order to determine whether probable incurred losses that could take a longer period to flow through its allowance for loan losses possibly exist.

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

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade at March 31, 2017.

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

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended March 31, 2017
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate	C&I
Beginning balance	$145	$16,555	$1,698	$2,118	$20,516	$-	$20
Provision (credit) for loan losses	(4)	134	(109)	(23)	(2)	453	(1)
Charge-offs	(13)	(69)	-	-	(82)	-	-
Recoveries	1	45	-	4	50	-	-
Ending balance	$129	$16,665	$1,589	$2,099	$20,482	$453	$19

	At or for the Three Months Ended March 31, 2016
	Real Estate Loans					Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$263	$14,118	$1,652	$2,461	$18,494	$20
Provision (credit) for loan losses	(142)	324	(99)	(103)	(20)	(1)
Charge-offs	(23)	(17)	(1)	-	(41)	-
Recoveries	1	37	-	23	61	-
Ending balance	$99	$14,462	$1,552	$2,381	$18,494	$19

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the periods indicated:

	At or for the Three Months Ended March 31, 2017
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate	C&I
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	129	16,665	1,589	2,099	20,482	453	19
Total ending allowance balance	$129	$16,665	$1,589	$2,099	$20,482	$453	$19

Loans:
Individually evaluated for impairment	$402	$3,272	$4,735	$3,347	$11,756	$-	$-
Collectively evaluated for impairment	74,729	4,692,926	394,284	547,292	5,709,231	30,189	973
Total ending loans balance	$75,131	$4,696,198	$399,019	$550,639	$5,720,987	$30,189	$973

	At or for the Year Ended December 31, 2016
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate	C&I
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	145	16,555	1,698	2,118	20,516	-	20
Total ending allowance balance	$145	$16,555	$1,698	$2,118	$20,516	$-	$20

Loans:
Individually evaluated for impairment	$407	$3,333	$4,810	$3,363	$11,913	$-	$-
Collectively evaluated for impairment	73,615	4,597,193	399,329	550,957	5,621,094	2,058	1,357
Total ending loans balance	$74,022	$4,600,526	$404,139	$554,320	$5,633,007	$2,058	$1,357

There were no impaired real estate loans with a related allowance recorded for the periods ended March 31, 2017 or December 31, 2016.  The following tables summarize impaired real estate loans with no related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	At March 31, 2017			At December 31, 2016
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance

With no related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$402	$402	$-	$407	$407	$-
Multifamily Residential and Residential Mixed Use	3,272	3,272	-	3,333	3,333	-
Commercial Mixed Use Real Estate	4,735	4,735	-	4,810	4,810	-
Commercial Real Estate	3,347	3,347	-	3,363	3,363	-
Total with no related allowance recorded	$11,756	$11,756	$-	$11,913	$11,913	$-
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized

With no related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	$404	$7	$491	$35
Multifamily Residential and Residential Mixed Use	3,302	46	978	12
Commercial Mixed Use Real Estate	4,773	45	4,361	44
Commercial Real Estate	3,355	34	3,523	34
Ending balance	$11,834	$132	$9,353	$125
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

9.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company (excluding trading securities) for the periods indicated:

	At March 31, 2017
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities (“TRUP CDOs”)	$5,332	$2,873	$(157)	$8,048

Investment securities available-for-sale:
Registered Mutual Funds	3,992	139	(130)	4,001
Pass-through MBS issued by GSEs	346	11	-	357
Agency Collateralized Mortgage Obligation (“CMO”)	3,228	-	(65)	3,163
Total investment securities available-for-sale	7,566	150	(195)	7,521
Total investment securities	$12,898	$3,023	$(352)	$15,569
(1) Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUP CDOs, amount is also net of the $729 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

	At December 31, 2016
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
TRUP CDOs	$5,378	$2,221	$(303)	$7,296

Investment securities available-for-sale:
Registered Mutual Funds	4,011	62	(178)	3,895
Pass-through MBS issued by GSEs	360	12	-	372
CMO	3,247	-	(61)	3,186
Total investment securities available-for-sale	7,618	74	(239)	7,453
Total investment securities	$12,996	$2,295	$(542)	$14,749
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

The held-to-maturity TRUP CDOs had a weighted average term to maturity of 17.8 years at March 31, 2017.  At March 31, 2017, available-for-sale pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 10.8 years and a weighted average estimated duration of 1.0 year.  As of March 31, 2017, the available-for-sale agency CMO security had a weighted average term to maturity of 2.8 years. All of the pass-through MBS securities issued by GSEs possess an annual interest rate adjustment.

During the three-month period ended March 31, 2017, gross proceeds from the sales of registered mutual funds totaled $35. There were no gains or losses recognized on these sales. There were no sales of registered mutual funds or pass-through MBS issued by GSEs during the three-month period ended March 31, 2016.

There were no sales of trading securities during the three-month periods ended March 31, 2017 or 2016.  The entire gain/loss on securities shown in the unaudited condensed consolidated statements of income during those periods resulted from market valuation changes or sales of trading securities.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	March 31, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUP CDOs	$-	$-	$2,511	$157	$2,511	$157

Investment securities available-for-sale:
Registered Mutual Funds	1,104	33	1,773	97	2,877	130
Agency CMO	3,163	65	-	-	3,163	65

	December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUP CDOs	$-	$-	$2,439	$303	$2,439	$303

Investment securities available-for-sale:
Registered Mutual Funds	1,308	47	1,747	131	3,055	178
Agency CMO	3,186	61	-	-	3,186	61

TRUP CDOs That Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At March 31, 2017, there were two TRUP CDOs with unrealized holding losses for 12 or more consecutive months. The impairment of one of those TRUP CDOs was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

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

TRUP CDOs with Other than Temporary Impairment

As of each reporting period through March 31, 2017, the Company applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUP CDOs that were determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of March 31, 2017, five TRUP CDOs were determined to meet the criteria for OTTI based upon this analysis, and no additional OTTI charges were recognized.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUP CDOs, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the period ended:

	Three Months Ended March 31,
	2017			2016
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,613	$544	$9,157	$8,717	$578	$9,295
Amortization of previously recognized OTTI	(26)	(8)	(34)	(26)	(8)	(34)
Cumulative pre-tax balance at end of the period	$8,587	$536	$9,123	$8,691	$570	$9,261

10.	DERIVATIVES AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variability in cash flows associated with wholesale borrowings, i.e., FHLBNY advances.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017 the Company did not record any hedge ineffectiveness. The Company did not have any derivatives outstanding prior to the quarter ended June 30, 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s liabilities.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	At March 31, 2017				At December 31, 2016
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	6	$115,000	$3,576	$-	4	$90,000	$3,228	$-

Weighted average pay rates		1.40%				1.24%
Weighted average receive rates		1.09%				0.95%
Weighted average maturity		5.03 years				5.32 years

The table below presents the effect of the Company’s derivative financial instruments as the amount of gain or (loss) on the Consolidated Statements of Income as of March 31, 2017:

	At or for the Three Months Ended March 31, 2017
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Other Comprehensive Income into Interest Expense (Effective Portion)	Amount of Gain or (Loss) Recognized in Other Non-Interest Expense (Ineffective Portion)
Interest Rate Products	$3,500	$(43)	$-

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

As of March 31, 2017, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,533. If the Company had breached any of the above provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended March 31, 2017.

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

		Fair Value Measurements at March 31, 2017 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$955	$955	$-	$-
International Equity Mutual Funds	241	241	-	-
Fixed Income Mutual Funds	5,957	5,957	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,422	1,422	-	-
International Equity Mutual Funds	407	407	-	-
Fixed Income Mutual Funds	2,172	2,172	-	-
Pass-through MBS issued by GSEs	357	-	357	-
Agency CMOs	3,163	-	3,163	-
Derivative – interest rate product	3,576	-	3,576	-

		Fair Value Measurements at December 31, 2016 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$873	$873	$-	$-
International Equity Mutual Funds	213	213	-	-
Fixed Income Mutual Funds	5,867	5,867	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,356	1,356	-	-
International Equity Mutual Funds	377	377	-	-
Fixed Income Mutual Funds	2,162	2,162	-	-
Pass-through MBS issued by GSEs	372	-	372	-
Agency CMOs	3,186	-	3,186	-
Derivative – interest rate product	3,228	-	3,228	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of March 31, 2017 and December 31, 2016. Obtaining market values as of March 31, 2017 and December 31, 2016 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

There were no assets measured at fair value on a non-recurring basis as of March 31, 2017 or December 31, 2016.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at March 31, 2017 and December 31, 2016 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of March 31, 2017 and December 31, 2016, there were no impaired loans measured at fair value.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at March 31, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at March 31, 2017 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$87,834	$87,834	$-	$-	$87,834
Investment securities held to maturity (TRUP CDOs)	5,332	-	-	8,048	8,048
Loans, net	5,731,195	-	-	5,717,743	5,717,743
Accrued interest receivable	15,114	-	11	15,103	15,114
FHLBNY capital stock	41,411	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,538,368	3,538,368	-	-	3,538,368
Certificates of Deposits (“CDs”)	970,114	-	973,533	-	973,533
Escrow and other deposits	135,817	135,817	-	-	135,817
FHLBNY Advances	763,725	-	763,641	-	763,641
Trust Preferred securities payable	70,680	-	70,327	-	70,327
Accrued interest payable	2,097	-	2,097	-	2,097

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$113,503	$113,503	$-	$-	$113,503
Investment securities held to maturity (TRUP CDOs)	5,378	-	-	7,296	7,296
Loans, net	5,615,886	-	-	5,609,034	5,609,034
Accrued interest receivable	15,647	-	11	15,636	15,647
FHLBNY capital stock	44,444	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,346,961	3,346,961	-	-	3,346,961
CDs	1,048,465	-	1,054,131	-	1,054,131
Escrow and other deposits	103,001	103,001	-	-	103,001
FHLBNY Advances	831,125	-	831,951	-	831,951
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,080	-	2,080	-	2,080

Cash and Due From Banks – The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

TRUP CDOs Held to Maturity – At both March 31, 2017 and December 31, 2016 the Company owned seven TRUP CDOs classified as held-to-maturity. As a result of improved marketplace stability and enhanced trading activity, broker quotations became the sole valuation source utilized to estimate the fair value of TRUP CDOs as of March 31, 2017 and December 31, 2016. Despite improvement in the overall marketplace conditions, unobservable data was still deemed to have been utilized in the broker quotation pricing, warranting a determination of Level 3 valuation for these securities at March 31, 2017 and December 31, 2016.

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

The Holding Company or the Bank maintains the Retirement Plan of Dime Community Bank (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the "Outside Director Retirement Plan"), the BMP, and the Postretirement Welfare Plan of Dime Community Bank (the "Postretirement Plan").  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$-
Interest cost	329	14	343	16
Expected return on assets	(395)	-	(383)	-
Unrecognized past service liability	-	(2)	-	(2)
Amortization of unrealized loss (gain)	359	(1)	428	(1)
Net periodic cost	$293	$11	$388	$13

The Company disclosed in its consolidated financial statements for the year ended December 31, 2016 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2017 as follows: Employee Retirement Plan - $15, Outside Director Retirement Plan - $208, Postretirement Plan - $113, and BMP - $725.  The Company made contributions of $4 to the Employee Retirement Plan during the three months ended March 31, 2017, and expects to make the remainder of the anticipated contributions during 2017.  The Company made benefit payments of $41 on behalf of the Outside Director Retirement Plan during the three months ended March 31, 2017, and expects to make the remainder of the estimated benefit payments during 2017.  The Company made benefit payments totaling $35 on behalf of the Postretirement Plan during the three months ended March 31, 2017, and expects to make the remainder of the anticipated contributions or benefit payments during 2017.  The Company made benefit payments totaling $35 on behalf of the BMP during the three month period ended March 31, 2017, and expects to make the remainder of the anticipated benefit payments during 2017.

13.	INCOME TAXES

During the three months ended March 31, 2017 and 2016, the Company's consolidated effective tax rates were 38.2% and 42.2%, respectively.  The higher consolidated tax rate in period ended March 31, 2016 was the result of a $68.2 million gain on sale of real estate transaction during the period.  There were no other significant unusual income tax items during the three-month periods ended either March 31, 2017 or 2016.

14.	PREMISES HELD FOR SALE

On March 16, 2016, the Bank completed the sale of premises held for sale with an aggregate recorded balance of $8,799 at December 31, 2015.  A gain of $68,187 was recognized on this sale.

During the three months ended March 31, 2016, the Bank re-classified certain real estate utilized as a retail branch and principal office of the Company and the Bank to premises held for sale. The aggregate recorded balance of the premises held for sale was $1,379 at March 31, 2017, the outstanding balance upon transfer. On April 14, 2016, a Purchase and Sale Agreement was executed for the property, for a sale price of $12,300. The sale is expected to close in September 2017.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Holding Company is a Delaware corporation and parent company of the Bank, a New York State chartered stock savings bank.  The Bank maintains its headquarters in the Williamsburg section of Brooklyn, New York and operates twenty-seven full service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and C&I loans, MBS, obligations of the U.S. government and GSEs, and corporate debt and equity securities.  All of the Bank's lending occurs in the greater NYC metropolitan area.

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

The Bank's primary strategy is generally to seek to increase its product and service utilization for each individual depositor, and increase its household and deposit market shares in the communities that it serves.  In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its mortgage and C&I loans, as well as personal deposit accounts from its borrowers. Commencing in the latter half of 2015, the Bank launched an internet banking initiative "Dime Direct." To date, deposits gathered through Dime Direct have primarily been promotional money markets. Given their nature, the Dime Direct deposits are anticipated to carry lower administrative servicing costs than the Bank's traditional retail deposits. The Bank’s primary strategy additionally includes the origination of, and investment in, real estate mortgage and C&I loans, with an emphasis on NYC multifamily residential and mixed-use real estate loans.  The Company believes that multifamily residential and mixed-use loans in and around NYC provide several advantages as investment assets. Initially, they offer a higher yield than investment securities of comparable maturities or terms to repricing.  In addition, origination and processing costs for the Bank’s multifamily residential and mixed use loans are lower per thousand dollars of originations than comparable one-to four-family loan costs.  Further, the Bank’s market area has generally provided a stable flow of new and refinanced multifamily residential and mixed-use loan originations. The Company believes that C&I loans are inherently riskier loan products, and thus generally requires higher interest rates than multifamily residential and mixed-use loan products. In order to address the credit risk associated with multifamily residential and mixed use lending, as well as C&I lending, the Bank has developed underwriting standards that it believes are reliable in order to maintain consistent credit quality for its loans.

The Bank also strives to provide a stable source of liquidity and earnings through the occasional purchase of investment grade securities, seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2017		2016
Performance and Other Selected Ratios:
Return on Average Assets	0.74%		3.87%
Return on Average Stockholders' Equity	7.83		39.47
Stockholders' Equity to Total Assets	9.40		9.79
Loans to Deposits at End of Period	127.59		147.01
Loans to Earning Assets at End of Period	96.33		93.91
Net Interest Spread	2.40		2.63
Net Interest Margin	2.57		2.80
Average Interest Earning Assets to Average Interest Bearing Liabilities	116.36		116.59
Non-Interest Expense to Average Assets	1.38		1.38
Efficiency Ratio	53.00		49.45
Effective Tax Rate	38.17		42.17
Dividend Payout Ratio	46.67		10.29
Per Share Data:
Reported EPS (Diluted)	$0.30		$1.36
Cash Dividends Paid Per Share	0.14		0.14
Stated Book Value	15.26		14.44
Asset Quality Summary:
Net charge-offs (recoveries)	$32		$(20)
Non-performing Loans	3,801		1,442
Non-performing Loans/Total Loans	0.07%		0.03%
Non-performing Assets	$5,080		$2,705
Non-performing Assets/Total Assets	0.08%		0.05%
Allowance for Loan Loss/Total Loans	0.36		0.37
Allowance for Loan Loss/Non-performing Loans	551.28		1,283.84
Earnings to Fixed Charges Ratios (1)
Including Interest on Deposits	2.26	x	8.08	x
Excluding Interest on Deposits	4.71		16.94
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

Allowance for Loan Losses. The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 8 to the Company's condensed consolidated financial statements.

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

Total retail deposits (due to depositors) increased $113.1 million during the three months ended March 31, 2017, compared to $255.4 million during the three months ended March 31, 2016.  Within deposits, core deposits (i.e., non-CDs) increased $191.4 million during the three months ended March 31, 2017 and $133.2 million during the three months ended March 31, 2016. The increase in growth of core deposits during the comparative period was due primarily to successful gathering efforts tied to promotional Internet money market offerings in line with the Company’s growth strategy.  CDs decreased $78.3 million during the three months ended March 31, 2017, as a result of maturing CDs replaced by money market offerings during the period.  CDs increased $122.2 million during the three months ended March 31, 2016 as a result of promotional offerings during the period, particularly within Individual Retirement Account customers.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At March 31, 2017, the Bank had an additional potential borrowing capacity of $1.36 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $67.4 million during the three months ended March 31, 2017, reflecting the utilization of deposit inflows to fund asset growth. The Bank increased its outstanding FHLBNY advances by $110.4 million during the three months ended March 31, 2016, partially in order to fund $152.6 million of loan purchases during the period.

During the three months ended March 31, 2017, principal repayments on real estate loans (including refinanced loans) totaled $153.4 million compared to $169.4 million during the three months ended March 31, 2016. The decrease resulted primarily from lower prepayment volume.

During the three-month period ended March 31, 2017, gross proceeds from the sales of registered mutual funds totaled $35. There were no gains or losses recognized on these sales. There were no sales of registered mutual funds or pass-through MBS issued by GSEs during the three-month period ended March 31, 2016.  There were no sales of MBS available-for-sale during the three-month periods ended March 31, 2017 or 2016.

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At March 31, 2017, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of March 31, 2017:

	Actual Ratios at March 31, 2017		Basel III			Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(3)
	Bank	Consolidated Company	Minimum Requirement	Minimum Requirement Plus 1.25% Buffer(1)	Minimum Requirement Plus 2.5% Buffer(2)
Common equity Tier 1 capital to risk weighted assets	11.25%	11.08%	4.5%	5.75%	7.0%	6.5%
Tier 1 Capital to risk weighted assets	11.25	12.53	6.0	7.25	8.5	8.0
Total Capital to risk weighted assets	11.70	12.98	8.0	9.25	10.5	10.0
Tier 1 Capital to average assets (Leverage ratio)	8.88	9.91	4.0	n/a	n/a	5.0
(1)	The 1.25% buffer percentage represents the phased-in requirement as of March 31, 2017.
(2)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(3)	Only the Bank is subject to these requirements.

Implementation of the initial phase capital conservation buffer under the Basel III Capital Rules effective January 1, 2016 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of March 31, 2017, the Bank and the Holding Company would satisfy all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate and, recently, C&I loans, the purchase of real estate loans, mortgage-backed and other securities, the repurchase of common stock into treasury, the payment of quarterly cash dividends to holders of the common stock, and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the three months ended March 31, 2017 and 2016, real estate loan originations totaled $240.5 million and $376.8 million, respectively.  The decrease reflected the Company's election to steady the growth of the real estate portfolio and focus efforts on developing and growing the C&I loan portfolio, which totaled $27.9 million in originations during the three months ended March 31, 2017. Additionally, originations included $152.6 million of purchased loan participations during the quarter ended March 31, 2016 in order to deploy liquidity from deposit inflows more profitably.  Security purchases were de-emphasized during the three-month periods ended March 31, 2017 and 2016, as the yield offered in highly graded investment securities was not deemed sufficiently attractive.

The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2017 or 2016. As of March 31, 2017, up to 1,104,549 shares remained available for purchase under authorized share purchase programs. Based upon the $20.30 per share closing price of its common stock as of March 31, 2017, the Holding Company would utilize $22.4 million in order to purchase all of the remaining authorized shares.

The Holding Company paid $5.2 million in cash dividends on common stock during the three months ended March 31, 2017, up from $5.1 million during the three months ended March 31, 2016, reflecting an increase of 170,198 in outstanding shares from April 1, 2016 to March 31, 2017.

Contractual Obligations

The Bank is obligated for rental payments under leases on certain of its branches and equipment.  In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as customer CDs with fixed contractual interest rates.  The Holding Company also has $70.7 million of callable trust preferred borrowings from third parties due to mature in April 2034, which became callable at any time commencing in April 2009.  The Holding Company does not currently intend to call this debt.  The facts and circumstances surrounding these obligations have not changed materially since December 31, 2016.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of March 31, 2017:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$38,912	$-	$-	$-	$38,912
Other loan commitments	176,576	-	-	-	176,576
Total Off-Balance Sheet Arrangements	$215,488	$-	$-	$-	$215,488

Asset Quality

General

At both March 31, 2017 and December 31, 2016, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 9 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors at each regularly scheduled Board meeting regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential, commercial real estate, or C&I loans, or fifteen days late in connection with one- to four-family or consumer loans.  A second letter is sent to the borrower if payment has not been received within 30 days of the due date.  Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

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

Non-accrual Loans

Within the Bank's permanent portfolio, thirteen non-accrual loans (excluding deposit overdraft loans) totaled $3.8 million at March 31, 2017, and sixteen non-accrual loans (excluding deposit overdraft loans) totaled $4.2 million at December 31, 2016.  During the three months ended March 31, 2017, three non-accrual loans totaling $378,000 were fully satisfied according to their contractual terms, one non-accrual loan was partially charged down by $37,000, and principal amortization of $24,000 was recognized on four non-accrual loans. There were no changes on the remaining eight non-accrual loans during the three month period ended March 31, 2017.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 7 to the condensed consolidated financial statements) totaled $11.8 million, consisting of twelve loans, at March 31, 2017, compared to $11.9 million, consisting of thirteen loans, at December 31, 2016.  During the three months ended March 31, 2017, one impaired loan was partially charged down by $37,000, one impaired loan totaling $49,000 was fully satisfied according to its contractual terms, and principal amortization totaling $72,000 was recognized on ten impaired loans.  There was no change on the remaining impaired loan during the three month period ended March 31, 2017.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans (1):
One- to four-family residential, including condominium and cooperative apartment	$678	$1,012
Multifamily residential and residential mixed use real estate	2,623	2,675
Commercial mixed use real estate	495	549
Consumer	5	1
Total non-accrual loans	3,801	4,237
Non-accrual one- to four-family and consumer loans deemed homogeneous loans	(683)	(1,013)
TDRs:
One- to four-family residential, including condominium and cooperative apartment	402	407
Multifamily residential and residential mixed use real estate	649	658
Commercial mixed use real estate	4,240	4,261
Commercial real estate	3,347	3,363
Total TDRs	8,638	8,689
Impaired loans	$11,756	$11,913
(1) There were no non-accruing TDRs for the periods indicated.

TDRs

Under ASC 310-40-15, the Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that, for economic or legal reasons, any of the following concessions has been granted that would not have otherwise been considered to a debtor experiencing financial difficulties. The following criteria are considered concessions:

•	A reduction of interest rate has been made for the remaining term of the loan
•	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk
•	The outstanding principal amount and/or accrued interest have been reduced

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three months ended March 31, 2017 or 2016.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 30.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy, as disclosed on page 30 and agency regulations.

The Bank never accepts receivables or equity interests in satisfaction of TDRs.

At March 31, 2017 and December 31, 2016, all TDRs but one were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

Please refer to Note 7 to the condensed consolidated financial statements for a further discussion of TDRs.

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

The Bank had no OREO properties at March 31, 2017 or December 31, 2016. The Bank did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2017 or 2016.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans	$3,801	$4,237
Non-performing assets:
Non-performing TRUP CDOs	1,279	1,270
Total non-performing assets	$5,080	$5,507
Ratios:
Total non-accrual loans to total loans	0.07%	0.08%
Total non-performing assets to total assets	0.08	0.09

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had three real estate loans, totaling $173,000, that were delinquent between 30 and 89 days at March 31, 2017, compared to three such loans totaling $1.9 million at December 31, 2016. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $25,000 at both March 31, 2017 and December 31, 2016. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods ended March 31, 2017 and December 31, 2016.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Impaired loans	$-	$-
Pass graded loans:
Real estate loans	20,482	20,516
C&I loans	453	-
Consumer loans	19	20
Total	$20,954	$20,536

The allowance for loan losses increased $418,000 during the three months ended March 31, 2017, due primarily to a provision of $450,000 recorded during the period. The provision resulted primarily from growth in the pass graded portion of the loan portfolio, specifically from the growth in C&I loans.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended March 31, 2017 and 2016, and as of December 31, 2016, please see Note 8 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 7 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Assets.  Assets totaled $6.10 billion at March 31, 2017, $89.9 million above their level at December 31, 2016.

Total loans increased $115.3 million during the three months ended March 31, 2017. During the period, the Bank originated $240.5 million of real estate loans (including refinancing of existing loans) and $27.9 million of C&I loans, which exceeded the $153.7 million of aggregate amortization on such loans (also including refinancing of existing loans) during the period.

Cash and due from banks decreased $25.7 million during the three months ended March 31, 2017, due to the growth in loans and decline in FHLBNY advances discussed elsewhere in this document, offset by retail deposit and mortgagor escrow balance inflows during the period.

Liabilities.  Total liabilities increased $82.6 million during the three months ended March 31, 2017, primarily due to increases of $113.1 million in retail deposits (due to depositors) and $32.8 million in mortgagor escrow and other deposits, offset by a $67.4 million decline in FHLBNY advances during the period.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and decline in FHLBNY advances during the three months ended March 31, 2017.  The increase in mortgagor escrow and other deposits was in part due to the annual reassessment of borrower escrow accounts and the growth of the real estate loan portfolio.

Stockholders' Equity.  Stockholders' equity increased $7.4 million during the three months ended March 31, 2017, due primarily to net income of $11.2 million, $624,000 of equity added as a result of issuances of equity awards, and a $394,000 aggregate increase related to expense amortization.  Partially offsetting these items was $5.2 million in cash dividends paid during the period.  The change in accumulated other comprehensive loss was immaterial during the three-month period ended March 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General.  Net income was $11.2 million during the three months ended March 31, 2017, a decrease of $38.9 million from net income of $50.0 million during the three months ended March 31, 2016.  During the comparative period, non-interest income decreased by $68.0 million, non-interest expense increased $2.8 million, and the provision for loan losses increased $471,000, offset by an increase of $2.9 million in net interest income during the period. Income tax expense decreased $29.6 million as a result of a $68.5 million decrease in pre-tax income during the comparative period.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2017 and 2016 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
		2017			2016
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$5,687,557	$50,475	3.55%	$4,817,095	$45,651	3.79%
Other loans(1)	3,541	59	6.66	1,421	24	6.76
MBS	3,489	14	1.61	414	2	1.93
Investment securities	16,841	190	4.51	20,217	173	3.42
Federal funds sold and other short-term investments	112,881	717	2.54	116,496	661	2.27
Total interest-earning assets	5,824,309	$51,455	3.53%	4,955,643	$46,511	3.75%
Non-interest earning assets	202,605			215,725
Total assets	$6,026,914			$5,171,368

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$110,797	$58	0.21%	$79,839	$56	0.28%
Money Market accounts	2,693,219	5,780	0.87	1,689,903	3,379	0.80
Savings accounts	368,087	45	0.05	367,707	45	0.05
CDs	1,022,155	3,624	1.44	931,007	3,314	1.43
Borrowed Funds	811,288	4,461	2.23	1,182,114	5,086	1.73
Total interest-bearing liabilities	5,005,546	$13,968	1.13%	4,250,570	$11,880	1.12%
Non-interest bearing checking accounts	291,252			260,977
Other non-interest-bearing liabilities	160,393			152,670
Total liabilities	5,457,191			4,664,217
Stockholders' equity	569,723			507,151
Total liabilities and stockholders' equity	$6,026,914			$5,171,368
Net interest income		$37,487			$34,631
Net interest spread			2.40%			2.63%
Net interest-earning assets	$818,763			$705,073
Net interest margin			2.57%			2.80%
Ratio of interest-earning assets to interest-bearing liabilities			116.36%			116.59%
(1)	Total includes C&I loans.

Rate/Volume Analysis

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real Estate Loans	$7,982	$(3,158)	$4,824
Other loans	35	-	35
MBS	14	(2)	12
Investment securities	(34)	51	17
Federal funds sold and other short-term investments	(22)	78	56
Total	$7,975	$(3,031)	$4,944

Interest-bearing liabilities:
Interest bearing checking accounts	$19	$(17)	$2
Money market accounts	2,044	357	2,401
Savings accounts	-	-	-
CDs	304	6	310
Borrowed funds	(1,832)	1,207	(625)
Total	$535	$1,553	$2,088
Net change in net interest income	$7,440	$(4,584)	$2,856

The Company’s net interest income and net interest margin during the three months ended March 31, 2017 and 2016 were impacted by the following factors:

•
During the period January 1, 2009 through March 31, 2017, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 1.00%, helping deposit and borrowing costs remain at historically low levels.

•
Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through March 31, 2017, resulted in an ongoing reduction in the average yield on real estate loans.

Interest Income.  Interest income was $51.5 million during the three months ended March 31, 2017, an increase of $4.9 million from the three months ended March 31, 2016, primarily reflecting an increase of $4.8 million in interest income on real estate loans. The increased interest income on real estate loans was attributable to growth of $870.5 million in their average balance during the comparative period, as, pursuant to the Company's growth strategy, new originations significantly exceeded amortization and satisfactions during the period April 1, 2016 through March 31, 2017. Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 24 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened market competition.

Interest Expense.  Interest expense increased $2.1 million, to $14.0 million, during the three months ended March 31, 2017, from $11.9 million during the three months ended March 31, 2016. The increased interest expense was mainly attributable to growth in money market deposits average balance of $1.00 billion, and average cost by 7 basis points, and growth in CDs average balance of $91.1 million, and average cost by 1 basis point. The increases in the money market and CD average balances were due to successful promotional activities in connection with the Company’s growth strategy.  Offsetting this increase was a $625,000 decline in interest expense on borrowed funds, as their average balance decreased $370.8 million during the comparative period as a result of deposit growth outpacing loan growth in furtherance of the Company’s strategy to decrease borrowed funds.

Provision for Loan Losses. The Company recognized a provision for loan losses of $450,000 during the three months ended March 31, 2017, compared to a credit (negative provision) for loan losses of $21,000 during the three months ended March 31, 2016.   The increase in loan loss provision resulted mainly from growth in the real estate and C&I loan portfolio, offset by continued improvement in the overall credit quality of the loan portfolio.

Non-Interest Income.  Non-interest income was $1.8 million during the three-months ended March 31, 2017, a decrease of $67.9 million from $69.7 million during the three months ended March 31, 2016, due primarily to a gain of $68.2 million recognized on the sale of real estate during the three months ended March 31, 2016. The remaining variance in non-interest income during the comparative period related to lower fees collected from the servicing of portfolio loans as a result of a decrease in the portfolio of loans serviced for others.

Non-Interest Expense.  Non-interest expense was $20.8 million during the three months ended March 31, 2017, an increase of $2.8 million from $17.9 million during the three months ended March 31, 2016, reflecting increases of $1.2 million in salaries and employee benefit expense, $1.0 million in occupancy and equipment expense, $412,000 in data processing costs, and $288,000 in marketing expense, offset by a decrease of $582,000 in ESOP and restricted stock award amortization expense during the comparative period.  The remaining increase in non-interest expense was experienced in other operating expenses. The $1.2 million increase in salaries and employee benefits expense was primarily driven by the hiring of new employees and their associated employee benefits expense. The $1.0 million increase in occupancy expense was attributable to new leases related to de novo retail branches and a new corporate headquarters.  The $412,000 increase in data processing costs was the result of various technology enhancement initiatives related to customer banking services. The $288,000 increase in marketing expense was attributable to higher volume of marketing promotions. The $582,000 decrease in ESOP and restricted stock award amortization expense resulted from the payoff of the ESOP share acquisition loan during the quarter ended December 31, 2016 and a lower number of vesting restricted stock awards during the quarter ended March 31, 2017.

Non-interest expense was 1.38% of average assets during the three-month periods ended both March 31, 2017 and 2016, as the increase in non-interest expense grew at the same pace as an increase in average assets of $855.5 million during the comparative period.

Income Tax Expense.   Income tax expense approximated $6.9 million during the three months ended March 31, 2017, down $29.6 million from $36.5 million during the three months ended March 31, 2016.  The Company's consolidated tax rate was 38.2% during the three months ended March 31, 2017, down from 42.2% during the three months ended March 31, 2016.  The decrease in the consolidated tax rate was a result of the previously discussed $68.2 million gain on sale of real estate transaction during the March 2016 quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2016 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2017.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2017, the Company owned thirteen mutual fund investments totaling $7.2 million that were designated as trading.  At March 31, 2017, the Company conducted six transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2016 to March 31, 2017.  See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of March 31, 2017 and December 31, 2016, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both March 31, 2017 and December 31, 2016.

	At March 31, 2017			At December 31, 2016
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$513,493	$(69,723)	-12.0%	$508,155	$(66,494)	-11.6%
Pre-Shock Scenario	583,216	-	-	574,649	-	-

The Bank’s Pre-Shock Scenario EVE increased from $574.6 million at December 31, 2016 to $583.2 million at March 31, 2017. The factors contributing to the more favorable valuation at March 31, 2017 included an increase in the value of the Bank's real estate loans and a decrease in the value of the core deposit liability. The more favorable valuation of real estate loans resulted primarily from a slight decrease in duration of the portfolio at March 31, 2017 compared to December 31, 2016, as both refinancing and gross loan origination activity was lower than in previous quarters.  The decrease in the value of the Bank's core deposit liability resulted primarily from an increase in market interest rates from December 31, 2016 to March 31, 2017.

The Bank’s EVE in the +200 basis point Rate Shock Scenario increased from $508.2 million at December 31, 2016 to $513.5 million at March 31, 2017. The factors contributing to the more favorable valuation included the previously noted increase in the value of the Bank’s real estate loans and decrease in the value of the core deposit liability from December 31, 2016 to March 31, 2017. Additionally, a more favorable valuation on the Bank’s wholesale borrowing portfolio was observed during the comparative period, as the duration of the portfolio increased at March 31, 2017 as a result of the addition of $47.0 million of wholesale borrowings with a weighted average maturity of 4.3 years.

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

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(12.9)%
+ 100 Basis Points	(6.9)
– 100 Basis Points	11.4

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2017, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The Holding Company did not repurchase any shares of common stock into treasury during the three months ended March 31, 2017.  No existing repurchase programs expired during the three months ended March 31, 2017, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of March 31, 2017, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

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

10.20	Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (11)
10.21	Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (7)
10.24	Waiver executed by Kenneth J. Mahon (6)
10.25	Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (5)
10.27	Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (5)
10.30	Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (18)
10.31	Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (8)
10.32	Amendment to the Benefit Maintenance Plan (13)
10.33	Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (14)
10.34	Dime Community Bancshares, Inc. 2013 Equity And Incentive Plan (15)
10.35	Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (16)
10.36	Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (16)
10.37	The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (18)
10.38	Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (17)
10.39	Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (18)
10.40	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (19)
10.41	Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (20)
10.42	Form of performance share award notice for officers under 2013 Equity and Incentive Plan (21)
10.43	Employment and Change in Control Agreement between Dime Community Bank and Stuart Lubow (22)
10.44	Employment and Change in Control Agreement between Dime Community Bank and Conrad Gunther (22)
10.45	Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Tarvos Capital Partners USA LLC (22)

10.46	Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Havemeyer Owner BB LLC (22)
10.47	Amendment Number Five to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates
10.48	Amendment Number Six to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates
12.1	Computation of ratio of earnings to fixed charges
31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31(i).2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

(4)	Incorporated by reference to Exhibits to the registrant’s Registration Statement No. 333-117743 on Form S-4 filed on July 29, 2004.
(5)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2005.
(6)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005.
(7)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 8, 2008.
(8)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
(9)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on April 4, 2011.
(10)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 10, 2011.
(11)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(12)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on May 9, 2012.
(13)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 13, 2012.
(14)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013.
(15)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 9, 2013.
(16)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014.
(17)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.
(18)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 7, 2015.
(19)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 6, 2015.
(20)	Incorporated by reference to the registrant's Current Report on Form 8-K filed on June 30, 2016.
(21)	Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 9, 2016.
(22)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 9, 2017	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: May 9, 2017	By: /s/ MICHAEL PUCELLA
Michael Pucella
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)