Form 10-Q
period 2017-06-30
DIME COMMUNITY BANCSHARES INC
filed 2017-08-07
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-27782

DIME COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

N/A
(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 7, 2017
$.01 Par Value	37,446,742

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements may be identified by use of words such as "anticipate," "believe," “continue,” "could," "estimate," "expect," “impact,” "intend," "seek," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the "Holding Company," and together with its direct and indirect subsidiaries, the "Company") in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

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

•	legislative or regulatory changes may adversely affect the Company’s business;
•	technological changes may be more difficult or expensive than the Company anticipates;
•	our ability to successfully integrate acquired entities, if any;
•	breaches, failures and interruptions in IT systems and IT security;
•	ability to retain key employees/executive management team;
•	success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates;
•
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates; and

•	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 as updated by our Quarterly Reports on Form 10-Q.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	June 30, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$110,044	$113,503
Investment securities held-to-maturity (estimated fair value of $8,385 and $7,296 at June 30, 2017 and December 31, 2016, respectively) (Fully unencumbered)	5,315	5,378
Investment securities available-for-sale, at fair value (Fully unencumbered)	4,049	3,895
Mortgage-backed securities (“MBS”) available-for-sale, at fair value (Fully unencumbered)	3,496	3,558
Trading securities	2,687	6,953
Loans:
Real estate, net	5,806,933	5,633,007
Commercial and industrial (“C&I”) loans	68,199	2,058
Other loans	1,749	1,357
Less allowance for loan losses	(21,985)	(20,536)
Total loans, net	5,854,896	5,615,886
Premises and fixed assets, net	22,315	18,405
Premises held for sale	1,379	1,379
Federal Home Loan Bank of New York ("FHLBNY") capital stock	50,961	44,444
Bank Owned Life Insurance (“BOLI”)	87,424	86,328
Goodwill	55,638	55,638
Other assets	59,980	50,063
Total Assets	$6,258,184	$6,005,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$4,105,129	$4,097,992
Non-interest bearing deposits	313,351	297,434
Total deposits	4,418,480	4,395,426
Escrow and other deposits	91,196	103,001
FHLBNY advances	944,575	831,125
Subordinated notes payable	113,545	-
Trust Preferred securities payable	70,680	70,680
Other liabilities	39,260	39,330
Total Liabilities	5,677,736	5,439,562

Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2017 and December 31, 2016)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,614,924 shares and 53,572,745 shares issued at June 30, 2017 and December 31, 2016, respectively, and 37,675,379 shares and 37,455,853 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	536	536
Additional paid-in capital	280,453	278,356
Retained earnings	516,165	503,539
Accumulated other comprehensive loss, net of deferred taxes	(5,647)	(5,939)
Unearned stock award common stock	(4,433)	(1,932)
Holding Company common stock held by Benefit Maintenance Plan ("BMP")	(7,029)	(6,859)
Treasury stock, at cost (15,939,545 shares and 16,116,892 shares at June 30, 2017 and December 31, 2016, respectively)	(199,597)	(201,833)
Total Stockholders' Equity	580,448	565,868
Total Liabilities And Stockholders' Equity	$6,258,184	$6,005,430

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans secured by real estate	$51,137	$47,358	$101,612	$93,009
C&I loans	474	6	515	11
Other loans	18	18	36	37
MBS	14	2	28	4
Investment securities	164	265	354	438
Other short-term investments	611	721	1,328	1,382
Total interest income	52,418	48,370	103,873	94,881
Interest expense:
Deposits and escrow	9,509	7,597	19,016	14,391
Borrowed funds	4,856	5,163	9,317	10,249
Total interest expense	14,365	12,760	28,333	24,640
Net interest income	38,053	35,610	75,540	70,241
Provision for loan losses	1,047	442	1,497	421
Net interest income after provision for loan losses	37,006	35,168	74,043	69,820
Non-interest income:
Service charges and other fees	919	758	1,713	1,443
Net mortgage banking income	65	27	81	55
Net gain on securities and other assets	59	33	134	79
Net (loss) gain on the sale of premises held for sale	-	(4)	-	68,183
Income from BOLI	551	1,043	1,096	1,603
Other	153	448	501	683
Total non-interest income	1,747	2,305	3,525	72,046
Non-interest expense:
Salaries and employee benefits	9,341	9,532	19,661	19,240
Occupancy and equipment	3,500	3,115	7,128	5,742
Data processing costs	1,503	1,256	3,110	2,451
Marketing	1,466	1,178	2,932	2,355
Federal deposit insurance premiums	712	581	1,367	1,320
Other	2,947	2,430	6,040	4,853
Total non-interest expense	19,469	18,092	40,238	35,961
Income before income taxes	19,284	19,381	37,330	105,905
Income tax expense	7,295	8,173	14,184	44,660
Net income	$11,989	$11,208	$23,146	$61,245

Earnings per Share:
Basic	$0.32	$0.30	$0.62	$1.67
Diluted	$0.32	$0.30	$0.61	$1.67

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$11,989	$11,208	$23,146	$61,245
Other comprehensive income:
Change in unrealized holding loss on securities held-to-maturity and transferred securities	30	22	64	41
Change in unrealized holding loss on securities available-for-sale	104	47	224	62
Change in pension and other postretirement obligations	355	425	657	850
Change in unrealized gain on derivatives	(733)	(957)	(418)	(957)
Other comprehensive gain before income taxes	(244)	(463)	527	(4)
Deferred tax expense (benefit)	(111)	(209)	235	(2)
Other comprehensive income (loss), net of tax	(133)	(254)	292	(2)
Total comprehensive income	11,856	10,954	23,438	61,243

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
 (Dollars in thousands)

	Six Months ended June 30, 2017
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of ESOP	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2017	37,455,853	$536	$278,356	$503,539	$(5,939)	$-	$(1,932)	$(6,859)	$(201,833)	$565,868
Net Income	-	-	-	23,146	-	-	-	-	-	23,146
Other comprehensive income, net of tax	-	-	-	-	292	-	-	-	-	292
Exercise of stock options	42,179	-	626	-	-	-	-	-	-	626
Release of shares, net of forfeitures	177,347	-	1,471	-	-	-	(3,339)	(170)	2,236	198
Stock-based compensation	-	-	-	-	-	-	838	-	-	838
Cash dividends declared and paid	-	-	-	(10,520)	-	-	-	-	-	(10,520)
Ending balance as of June 30, 2017	37,675,379	$536	$280,453	$516,165	$(5,647)	$-	$(4,433)	$(7,029)	$(199,597)	$580,448

	Six Months ended June 30, 2016
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of ESOP	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2016	37,371,992	$533	$262,798	$451,606	$(8,801)	$(2,313)	$(2,271)	$(9,354)	$(198,251)	$493,947
Net Income	-	-	-	61,245	-	-	-	-	-	61,245
Other comprehensive loss, net of tax	-	-	-	-	(2)	-	-	-	-	(2)
Exercise of stock options	193,828	2	2,898	-	-	-	-	-	-	2,900
Release of shares, net of forfeitures	88,951	-	727	-	-	-	(1,311)	(222)	1,105	299
Stock-based compensation	-	-	561	-	-	115	828	-	-	1,504
Cash dividends declared and paid	-	-	-	(10,282)	-	-	-	-	-	(10,282)
Ending balance as of June 30, 2016	37,654,771	$535	$266,984	$502,569	$(8,803)	$(2,198)	$(2,754)	$(9,576)	$(197,146)	$549,611

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$23,146	$61,245
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain recognized on trading securities	(134)	(39)
Net gain on the sale of other real estate owned (“OREO”)	-	(40)
Net gain on sale of premises held for sale	-	(68,183)
Net depreciation, amortization and accretion	1,836	1,086
Stock plan compensation [excluding Employee Stock Ownership Plan (“ESOP”)]	838	943
ESOP compensation expense	-	561
Provision for loan losses	1,497	421
Increase in cash surrender value of BOLI	(1,096)	(1,119)
Income recognized from mortality benefit on BOLI	-	(484)
Deferred income tax provision	6	615
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	(52)	(52)
Excess tax benefit from stock benefit plans	-	(142)
Changes in assets and liabilities:
Increase in other assets	(10,488)	(4,094)
Increase in other liabilities	499	6,038
Net cash provided by (used in) Operating activities	16,052	(3,244)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	101	-
Purchases of investment securities available-for-sale	(37)	(19)
Proceeds from the sales of trading securities	4,544	3,648
Purchases of trading securities	(144)	(222)
Proceeds from calls and principal repayments of MBS available-for-sale	28	25
Proceeds from the sale of loans	393	-
Purchases of loans	-	(152,637)
Loans originated, net of repayments	(240,900)	(359,730)
Proceeds from sale of OREO	-	170
Proceeds from surrender of cash surrender value of BOLI	-	1,425
Net proceeds from the sale of premises held for sale	-	75,899
Net purchases of fixed assets	(5,527)	(16)
Redemption of FHLBNY capital stock, net	(6,517)	5,899
Net cash used in Investing Activities	(248,059)	(425,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	23,054	595,956
Increase (decrease) in escrow and other deposits	(11,805)	15,160
Repayments of FHLBNY advances	(1,359,500)	(2,402,500)
Proceeds from FHLBNY advances	1,472,950	2,252,900
Proceeds from exercise of stock options	626	2,900
Excess tax benefit from stock benefit plans	-	142
Release of stock for benefit plan awards	198	299
Cash dividends paid to stockholders	(10,520)	(10,282)
Proceeds from Subordinated debt issuance, net	113,545	-
Net cash provided by Financing Activities	228,548	454,575
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,459)	25,773
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,503	64,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,044	$89,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$20,912	$29,100
Cash paid for interest	28,124	11,770
Transfer of premises to held for sale	-	1,379
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	47	25
Net decrease in non-credit component of OTTI	17	16

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.   NATURE OF OPERATIONS

Dime Community Bancshares (the “Company”), is a Delaware corporation headquartered in the Brooklyn Heights neighborhood of Brooklyn, New York. The Company was organized in 1996 and is registered as a savings and loan holding company with the Board of Governors of the Federal Reserve System pursuant to section 10(l) of the Home Owners’ Loan Act, as amended. As of June 30, 2017, the Holding Company's direct subsidiaries were Dime Community Bank, 842 Manhattan Avenue Corp., and Dime Community Capital Trust 1. The Company engages in commercial banking and financial services through its wholly-owned banking subsidiary, Dime Community Bank. In 2004, the Company formed Dime Community Capital Trust I as a subsidiary, which issued $72.2 million of 7.0% trust preferred securities, $70.7 million of which remained outstanding at June 30, 2017. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “DCOM.”

Dime Community Bank, a New York-chartered stock savings bank formerly known as The Dime Savings Bank of Williamsburgh, was founded in 1864 and operates 27 full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to a lesser extent, commercial and industrial (“C&I”) loans, mortgage-backed securities, obligations of the U.S. government and government sponsored enterprises, and corporate debt and equity securities. The substantial majority of the Bank’s lending occurs in the greater New York City metropolitan area. The Bank has four active subsidiaries, including two real estate investment trusts that hold one- to four-family and multifamily residential and commercial real estate loans; Dime Insurance Agency, which engages in general insurance agency activities; and Boulevard Funding Corporation, which holds and manages real estate.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2017 and December 31, 2016, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and the changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2017 and 2016.  The results of operations for the three-month and six-month period ended June 30, 2017 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2017.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC').

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted. The adoption of ASU 2017-08 will not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, however, early adoption is permitted. The adoption of ASU 2017-09 is currently not expected to have a material impact on the Company’s consolidated financial statements.

4.   OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held- to-Maturity and Transferred Securities	Securities Available-for- Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2017	$(713)	$(92)	$(6,910)	$1,776	$(5,939)
Other comprehensive income before reclassifications	36	125	(7)	(331)	(177)
Amounts reclassified from accumulated other comprehensive loss	-	-	372	97	469
Net other comprehensive income during the period	36	125	365	(234)	292
Balance as of June 30, 2017	$(677)	$33	$(6,545)	$1,542	$(5,647)

Balance as of January 1, 2016	$(760)	$(122)	$(7,919)	$-	$(8,801)
Other comprehensive income before reclassifications	22	34	-	(526)	(470)
Amounts reclassified from accumulated other comprehensive loss	-	-	468	-	468
Net other comprehensive income during the period	22	34	468	(526)	(2)
Balance as of June 30, 2016	$(738)	$(88)	$(7,451)	$(526)	$(8,803)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion of previously recognized non-credit component of OTTI	$8	$8	$17	$16
Change in unrealized loss on securities transferred to held-to-maturity	22	14	47	25
Net change	30	22	64	41
Tax expense	12	10	28	19
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	18	12	36	22
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized gain during the period	104	47	224	62
Tax expense	44	21	99	28
Net change in unrealized holding gain on securities available-for-sale	60	26	125	34
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in salaries and employee benefits expense	355	425	657	850
Tax expense	161	191	292	382
Net change in pension and other postretirement obligations	194	234	365	468
Change in unrealized loss on derivative liability:
Change in net unrealized loss during the period	(825)	(998)	(597)	(998)
Reclassification adjustment for expense included in interest expense	92	41	179	41
Net change	(733)	(957)	(418)	(957)
Tax benefit	(328)	(431)	(184)	(431)
Net change in unrealized loss on derivative liability	(405)	(526)	(234)	(526)
Other comprehensive income (loss)	$(133)	$(254)	$292	$(2)

5.   EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock, and likely aggregate Long-term Incentive Plan (“LTIP”) share payout.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares, and (until the period ended September 30, 2016) unallocated ESOP shares, are excluded.  Vested restricted stock award (“RSA”) shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested RSA shares and LTIP shares not yet awarded are recognized as a special class of participating securities under ASC 260.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income per the Consolidated Statements of Income	$11,989	$11,208	$23,146	$61,245
Less: Dividends paid and earnings allocated to participating securities	(38)	(24)	(63)	(55)
Income attributable to common stock	$11,951	$11,184	$23,083	$61,190
Weighted average common shares outstanding, including participating securities	37,733,956	36,946,082	37,670,585	36,874,535
Less: weighted average participating securities	(179,346)	(192,525)	(166,398)	(202,885)
Weighted average common shares outstanding	37,554,610	36,753,557	37,504,187	36,671,650
Basic EPS	$0.32	$0.30	$0.62	$1.67
Income attributable to common stock	$11,951	$11,184	$23,083	$61,190
Weighted average common shares outstanding	37,554,610	36,753,557	37,504,187	36,671,650
Weighted average common equivalent shares outstanding	81,188	65,028	86,011	69,420
Weighted average common and equivalent shares outstanding	37,635,798	36,818,585	37,590,198	36,741,070
Diluted EPS	$0.32	$0.30	$0.61	$1.67

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no “out-of-the-money” stock options during the three-month or six-month periods ended June 30, 2017. There were 80,000 weighted-average stock options outstanding for the three-month and six-month periods ended June 30, 2016 which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

For information about the calculation of likely aggregate LTIP share payout, see Note 6.

6.   ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (“2013 Equity Plan”) (collectively, the "Stock Plans"), which are discussed more fully in Note 15 to the Company's audited consolidated financial statements for the year ended December 31, 2016, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the six-month period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	209,254	$15.48
Options granted	-	-
Options exercised	(42,179)	14.87
Options outstanding at June 30, 2017	167,075	$15.64	2.1	$662
Options vested and exercisable at June 30, 2017	167,075	$15.64	2.1	$662

Information related to stock options during each period is as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016
Cash received for option exercise cost	$2	$2,900	$626	$2,900
Income tax benefit recognized on stock option exercises(1)	-	64	69	64
Intrinsic value of options exercised	1	732	276	732
(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January, 1, 2017, income tax benefits were recognized through additional paid in capital.

There were no grants of stock options during the three-month or six-month periods ended June 30, 2017 or 2016. All stock options are fully vested at both June 30, 2017 and 2016.

Restricted Stock Awards

The Company has made RSA grants to outside Directors and certain officers under the 2004 Stock Incentive Plan or 2013 Equity and Incentive Plan. Typically, awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers may vest in equal annual installments over a four-year period or at the end of the four-year requisite period.

The following table presents a summary of activity related to the RSAs granted, and changes during the three-month period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2017	152,409	$16.56
Shares granted	121,857	19.60
Shares vested	(82,520)	16.34
Shares forfeited	(16,448)	17.24
Unvested allocated shares at June 30, 2017	175,298	$18.71

All awards were made at the fair value of the Holding Company’s common stock (i.e., the closing price on the NASDAQ market as of the close of business) on the award date. Compensation expense is based upon the fair value of the shares on the respective dates of the grant.

Information related to RSAs during each period is as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016
Compensation expense recognized	$370	$390	$666	$828
Income tax benefit recognized on vesting of RSA(1)	114	77	116	78
(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January, 1, 2017, income tax benefits were recognized through additional paid in capital.

As of June 30, 2017, unrecognized compensation cost relating to unvested restricted shares totaled $2,998. This amount will be recognized over a remaining weighted average period of 2.89 years.

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

The following table presents a summary of activity related to performance based equity awards, and changes during the three-month period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2017	24,730	$17.35
Shares granted	71,976	19.75
Shares forfeited	(10,010)	18.73
Maximum aggregate share payout at June 30, 2017	86,696	$19.18
Minimum aggregate share payout	-	-
Likely aggregate share payout	49,974	$19.47

Compensation expense recorded for performance based equity awards was $76 and $21 for the three-month periods ended June 30, 2017 and 2016, respectively.  Compensation expense recorded for performance based equity awards was $172 and $48 for the six-month periods ended June 30, 2017 and 2016, respectively.

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

Credit Quality Indicators:

On a quarterly basis, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all loans, such as multifamily residential, mixed use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate loans, acquisition, development, and construction (“ADC”) loans (which includes land loans), C&I loans, as well as one-to-four family residential and cooperative and condominium apartment loans. Prior to April 1, 2016, the analysis of one-to-four family residential and cooperative and condominium apartment loans included only loans with balances in excess of the Fannie Mae (“FNMA”) conforming loan limits for high-cost areas such as the Bank’s primary lending area (“FNMA Limits”) that were deemed to meet the definition of impaired.  Prior to December 31, 2016, the analysis of C&I loans was included in the consumer loan credit quality analysis, which is based on payment activity due to the nature and volume of the C&I loan balance.

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

The Bank had no loans classified as doubtful as of June 30, 2017 or December 31, 2016. All real estate and C&I loans not classified as Special Mention or Substandard were deemed pass loans at both June 30, 2017 and December 31, 2016.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$69,688	$182	$1,112	$-	$70,982
Multifamily residential and residential mixed use	4,747,233	3,432	5,515	-	4,756,180
Commercial mixed use real estate	399,960	-	4,966	-	404,926
Commercial real estate	563,513	864	6,468	-	570,845
ADC	4,000	-	-	-	4,000
Total real estate	5,784,394	4,478	18,061	-	5,806,933
C&I	68,199	-	-	-	68,199
Total	$5,852,593	$4,478	$18,061	$-	$5,875,132

	Balance at December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$72,325	$212	$1,485	$-	$74,022
Multifamily residential and residential mixed use	4,589,838	3,488	7,200	-	4,600,526
Commercial mixed use real estate	398,139	535	5,465	-	404,139
Commercial real estate	546,568	525	7,227	-	554,320
Total Real Estate	$5,606,870	$4,760	$21,377	$-	$5,633,007

For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at June 30, 2017	Balance at December 31, 2016(1)
Performing	$1,748	$3,414
Non-accrual	1	1
Total	$1,749	$3,415
(1)
Included in the balance of consumer loans at December 31, 2016 are $2,058 of C&I loans. Subsequent to December 31, 2016, C&I loans were evaluated based on risk ratings and included in the preceding credit risk profile table.

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest) as of the dates indicated:

	At June 30, 2017
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$84	$74	$373	$654	$1,185	$69,797	$70,982
Multifamily residential and residential mixed use	-	-	98	2,618	2,716	4,753,464	4,756,180
Commercial mixed use real estate	-	-	793	101	894	404,032	404,926
Commercial real estate	1,713	-	-	-	1,713	569,132	570,845
ADC	-	-	-	-	-	4,000	4,000
Total real estate	$1,797	$74	$1,264	$3,373	$6,508	$5,800,425	$5,806,933
C&I	$-	$-	$-	$-	$-	$68,199	$68,199
Consumer	$2	$-	$-	$1	$3	$1,746	$1,749
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2017.

	At December 31, 2016
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$188	$-	$1,513	$1,012	$2,712	$71,309	$74,022
Multifamily residential and residential mixed use	-	-	1,557	2,675	4,232	4,596,294	4,600,526
Commercial mixed use real estate	-	-	-	549	549	403,590	404,139
Commercial real estate	1,732	-	-	-	1,732	552,588	554,320
Total real estate	$1,920	$-	$3,070	$4,236	$9,226	$5,623,781	$5,633,007
C&I	$-	$-	$-	$-	$-	$2,058	$2,058
Consumer	$-	$-	$-	$1	$1	$1,356	$1,357
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2016.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on five real estate loans with an aggregate outstanding balance of $1,265 at June 30, 2017, and four real estate loans with an aggregate outstanding balance of $3,070 at December 31, 2016, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings ("TDRs")

The following table summarizes outstanding TDRs by underlying collateral types as of the dates indicated:

	As of June 30, 2017		As of December 31, 2016
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	2	$399	2	$407
Multifamily residential and residential mixed use	3	639	3	658
Commercial mixed use real estate	1	4,218	1	4,261
Commercial real estate	1	3,330	1	3,363
Total real estate	7	$8,586	7	$8,689

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations.  There were no TDRs on non-accrual status at June 30, 2017 or December 31, 2016.

The Company has not restructured troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both June 30, 2017 and December 31, 2016.

There were no loans modified in a manner that met the criteria of a TDR during the three-month or six-month periods ended June 30, 2017.  The Company modified one one-to-four family residential loan in a manner that met the criteria of a TDR during the three-month and six-month periods ended June 30, 2016.

The Bank's allowance for loan losses at June 30, 2017 and December 31, 2016 did not reflect any allocated reserve associated with TDRs.

As of June 30, 2017 and December 31, 2016, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month or six-month periods ended June 30, 2017 or 2016 (thus no impact to the allowance for loan losses during those periods).

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

The Bank considers TDRs and non-accrual multifamily residential, commercial real estate, and C&I loans, along with non-accrual one-to-four family loans in excess of the FNMA Limits, to be impaired.  Non-accrual one-to-four family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

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

8.   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses may consist of specific and general components.  At June 30, 2017, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Due to their small homogeneous balances, consumer loans were not individually evaluated for impairment as of either June 30, 2017 or December 31, 2016.

Impaired Loan Component

All multifamily residential, mixed use, commercial real estate, ADC and C&I loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all condominium or cooperative apartment and one-to-four family residential real estate loans in excess of the FNMA Limits are individually evaluated for impairment.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: (1) the likely realizable value of a note sale; (2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or (3) the present value of estimated future cash flows (using the loan's pre-modification rate in the case of some performing TDRs).  For impaired loans on non-accrual status, either of the initial two measurements is utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At June 30, 2017 and December 31, 2016, there were no allocated reserves related to TDRs within the allowance for loan losses.

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

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with non-impaired real estate loans.  The following underlying collateral types are analyzed separately: 1) one-to-four family residential and condominium or cooperative apartment; 2) multifamily residential and residential mixed use; 3) commercial mixed use real estate, 4) commercial real estate; 5) ADC; and 6) C&I.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for non-impaired real estate loans:

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

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade at June 30, 2017.

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

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended June 30, 2017
		Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I
Beginning balance	$129	$16,665	$1,589	$2,099	$-	$20,482	$453	$19
Provision (credit) for loan losses	(19)	730	(178)	(65)	6	474	570	3
Charge-offs	-	(23)	-	-	-	(23)	-	(5)
Recoveries	12	-	-	-	-	12	-	-
Ending balance	$122	$17,372	$1,411	$2,034	$6	$20,945	$1,023	$17

	At or for the Three Months Ended June 30, 2016
	Real Estate Loans					Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$99	$14,462	$1,552	$2,381	$18,494	$19
Provision (credit) for loan losses	96	407	133	(194)	442	-
Charge-offs	(4)	(43)	(1)	-	(48)	-
Recoveries	1	-	-	-	1	1
Ending balance	$192	$14,826	$1,684	$2,187	$18,889	$20

	At or for the Six Months Ended June 30, 2017
		Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I
Beginning balance	$145	$16,555	$1,698	$2,118	$-	$20,516	$-	$20
Provision (credit) for loan losses	(23)	864	(291)	(84)	6	472	1,023	2
Charge-offs	(13)	(92)	-	-	-	(105)	-	(5)
Recoveries	13	45	4	-	-	62	-	-
Ending balance	$122	$17,372	$1,411	$2,034	$6	$20,945	$1,023	$17

	At or for the Six Months Ended June 30, 2016
	Real Estate Loans					Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$263	$14,118	$1,652	$2,461	$18,494	$20
Provision (credit) for loan losses	(46)	731	34	(297)	422	(1)
Charge-offs	(27)	(60)	(2)	-	(89)	-
Recoveries	2	37	-	23	62	1
Ending balance	$192	$14,826	$1,684	$2,187	$18,889	$20

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the periods indicated:

	At or for the Three Months Ended June 30, 2017
		Real Estate Loans					C&I	Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	ADC	Total Real Estate
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	122	17,372	1,411	2,034	6	20,945	1,023	17
Total ending allowance balance	$122	$17,372	$1,411	$2,034	$6	$20,945	$1,023	$17

Loans:
Individually evaluated for impairment	$399	$3,257	$4,319	$3,330	$-	$11,305	$-	$-
Collectively evaluated for impairment	70,583	4,752,923	400,607	567,515	4,000	5,795,628	68,199	1,749
Total ending loans balance	$70,982	$4,756,180	$404,926	$570,845	$4,000	$5,806,933	$68,199	$1,749

	At or for the Year Ended December 31, 2016
	Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate	C&I
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	145	16,555	1,698	2,118	20,516	-	20
Total ending allowance balance	$145	$16,555	$1,698	$2,118	$20,516	$-	$20

Loans:
Individually evaluated for impairment	$407	$3,333	$4,810	$3,363	$11,913	$-	$-
Collectively evaluated for impairment	73,615	4,597,193	399,329	550,957	5,621,094	2,058	1,357
Total ending loans balance	$74,022	$4,600,526	$404,139	$554,320	$5,633,007	$2,058	$1,357

There were no impaired real estate loans with a related allowance recorded for the periods ended June 30, 2017 or December 31, 2016.  The following tables summarize impaired real estate loans with no related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	At June 30, 2017			At December 31, 2016
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance

With no related allowance recorded:
One-to-Four Family Residential, Including Condominium and Cooperative Apartment	$399	$399	$-	$407	$407	$-
Multifamily Residential and Residential Mixed Use	3,257	3,257	-	3,333	3,333	-
Commercial Mixed Use Real Estate	4,319	4,319	-	4,810	4,810	-
Commercial Real Estate	3,330	3,330	-	3,363	3,363	-
Total with no related allowance recorded	$11,305	$11,305	$-	$11,913	$11,913	$-
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded:
One-to-Four Family Residential, Including Condominium and Cooperative Apartment	$400	$7	$399	$7	$402	$14	$465	$41
Multifamily Residential and Residential Mixed Use	3,264	16	2,451	25	3,287	62	1,962	38
Commercial Mixed Use Real Estate	4,527	43	4,367	44	4,622	88	4,360	88
Commercial Real Estate	3,338	33	3,404	34	3,347	67	3,481	68
Ending balance	$11,529	$99	$10,621	$110	$11,658	$231	$10,268	$235
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

9.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company (excluding trading securities) for the periods indicated:

	At June 30, 2017
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities (“TRUP CDOs”) (2)	$5,315	$3,161	$(91)	$8,385

Investment securities available-for-sale:
Registered Mutual Funds	3,944	186	(81)	4,049
Pass-through MBS issued by GSEs	333	10	-	343
Agency Collateralized Mortgage Obligation (“CMO”)	3,207	-	(54)	3,153
Total investment securities available-for-sale	7,484	196	(135)	7,545
Total investment securities	$12,799	$3,357	$(226)	$15,930
(1) Amount represents the purchase amortized / historical cost less any OTTI charges (credit or non-credit related) previously recognized.  For the TRUP CDOs, amount is also net of the $708 unamortized portion of the unrealized loss that was recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity).

(2) The Company sold its TRUP CDOs in August 2017, refer to Note 16 – Subsequent Events.

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

The held-to-maturity TRUP CDOs had a weighted average term to maturity of 17.5 years at June 30, 2017.  At June 30, 2017, available-for-sale pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 10.6 years and a weighted average estimated duration of 1.0 year.  As of June 30, 2017, the available-for-sale agency CMO security had a weighted average term to maturity of 2.6 years. All of the pass-through MBS securities issued by GSEs possess an annual interest rate adjustment.

Gross proceeds from the sales of registered mutual funds totaled $68 and $103 for the three-month and six-month periods ended June 30, 2017, respectively. There were no gains or losses recognized on these sales. There were no sales of registered mutual funds during the three-month or six-month periods ended June 30, 2016.  There were no sales of pass-through MBS issued by GSEs during the three-month or six-month periods ended June 30, 2017 or 2016.There were no sales of agency collateralized mortgage obligation securities during the three-month or six-month periods ended June 30, 2017 or 2016.

Gross proceeds from the sales of trading securities were $4,544 during the three-month and six-month periods ended June 30, 2017. Gross gains of $63 and gross losses of $25 were recognized on these sales. Gross proceeds from the sales of trading securities were $3,648 during the three-month and six-month periods ended June 30, 2016. Gross gains of $3 and gross losses of $45 were recognized on these sales.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	June 30, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUP CDOs	$-	$-	$2,549	$91	$2,549	$91

Investment securities available-for-sale:
Registered Mutual Funds	1,099	25	1,595	56	2,694	81
Agency CMO	-	-	3,153	54	3,153	54

	December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUP CDOs	$-	$-	$2,439	$303	$2,439	$303

Investment securities available-for-sale:
Registered Mutual Funds	1,308	47	1,747	131	3,055	178
Agency CMO	3,186	61	-	-	3,186	61

The Company sold its $5,315 of TRUP CDOs in August 2017. The disclosures below are as of, or for the periods ended June 30, 2017 and 2016.

TRUP CDOs That Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

At June 30, 2017, there were two TRUP CDOs with unrealized holding losses for 12 or more consecutive months. The impairment of one of those TRUP CDOs was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

•
Based upon an internal review of the collateral backing the TRUP CDOs portfolio, which accounted for current and prospective deferrals, the securities could reasonably be expected to continue making all contractual payments

•	At June 30, 2017, the Company did not intend to sell these securities prior to full recovery of their impairment
•	There were no cash or working capital requirements nor contractual or regulatory obligations that would compel the Company to sell these securities prior to their forecasted recovery or maturity
•	The securities have a pool of underlying issuers comprised primarily of banks
•	None of the securities have exposure to real estate investment trust issued debt (which has experienced high default rates)
•	The securities feature either a mandatory auction or a de-leveraging mechanism that could result in principal repayments to the Bank prior to the stated maturity of the security
•	The securities are adequately collateralized

The unrealized loss on the second TRUP with unrealized holding losses for 12 or more consecutive months was considered to be other than temporary. See below for a discussion of other than temporary impairment.

TRUP CDOs with Other than Temporary Impairment

As of each reporting period through June 30, 2017, the Company applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPS and/or to measure, for TRUP CDOs that were determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  As of June 30, 2017, five TRUP CDOs were determined to meet the criteria for OTTI based upon this analysis, and no additional OTTI charges were recognized.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUP CDOs, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the period ended:

	Three Months Ended June 30,
	2017			2016
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,587	$536	$9,123	$8,691	$570	$9,261
Amortization of previously recognized OTTI	(26)	(9)	(35)	(26)	(8)	(34)
Cumulative pre-tax balance at end of the period	$8,561	$527	$9,088	$8,665	$562	$9,227

	Six Months Ended June 30,
	2017			2016
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,613	$544	$9,157	$8,717	$578	$9,295
Amortization of previously recognized OTTI	(52)	(17)	(69)	(52)	(16)	(68)
Cumulative pre-tax balance at end of the period	$8,561	$527	$9,088	$8,665	$562	$9,227

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three-month and six-month periods ended June 30, 2017 and 2016, such derivatives were used to hedge the variability in cash flows associated with wholesale borrowings, i.e., FHLBNY advances.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness during the three-month or six-month periods ended June 30, 2017 or 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s liabilities.  During the next twelve months the Company estimates that $52 will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	At June 30, 2017				At December 31, 2016
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	7	$135,000	$2,898	$(87)	4	$90,000	$3,228	$-

Weighted average pay rates		1.46%				1.24%
Weighted average receive rates		1.22%				0.95%
Weighted average maturity		4.79 years				5.32 years

The table below presents the effect of the Company’s derivative financial instruments as the amount of gain or (loss) on the Consolidated Statements of Income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest rate products
Effective portion:
Amount of gain (loss) recognized in other comprehensive income	$(825)	$(998)	$(597)	$(998)
Amount of gain or (loss) reclassified from other comprehensive income into interest expense	(92)	(41)	(179)	(41)
Ineffective Portion:
Amount of gain or (loss) recognized in other non-interest expense	-	-	-	-

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

As of June 30, 2017, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,791. If the Company had breached any of the above provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended June 30, 2017.

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

		Fair Value Measurements at June 30, 2017 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$437	$437	$-	$-
International Equity Mutual Funds	114	114	-	-
Fixed Income Mutual Funds	2,136	2,136	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,456	1,456	-	-
International Equity Mutual Funds	429	429	-	-
Fixed Income Mutual Funds	2,164	2,164	-	-
Pass-through MBS issued by GSEs	343	-	343	-
Agency CMOs	3,153	-	3,153	-
Derivative – interest rate product	2,898	-	2,898	-

Financial Liabilities
Derivative – interest rate product	87	-	87	-

		Fair Value Measurements at December 31, 2016 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$873	$873	$-	$-
International Equity Mutual Funds	213	213	-	-
Fixed Income Mutual Funds	5,867	5,867	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,356	1,356	-	-
International Equity Mutual Funds	377	377	-	-
Fixed Income Mutual Funds	2,162	2,162	-	-
Pass-through MBS issued by GSEs	372	-	372	-
Agency CMOs	3,186	-	3,186	-
Derivative – interest rate product	3,228	-	3,228	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of June 30, 2017 and December 31, 2016. Obtaining market values as of June 30, 2017 and December 31, 2016 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

There were no assets measured at fair value on a non-recurring basis as of June 30, 2017 or December 31, 2016.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank's impaired loans at June 30, 2017 and December 31, 2016 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of June 30, 2017 and December 31, 2016, there were no impaired loans measured at fair value.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at June 30, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at June 30, 2017 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$110,044	$110,044	$-	$-	$110,044
TRUP CDOs	5,315	-	-	8,385	8,385
Loans, net	5,854,896	-	-	5,845,003	5,845,003
Accrued interest receivable	16,124	-	12	16,112	16,124
FHLBNY capital stock	50,961	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,521,854	3,521,854	-	-	3,521,854
Certificates of Deposits (“CDs”)	896,626	-	899,111	-	899,111
Escrow and other deposits	91,196	91,196	-	-	91,196
FHLBNY Advances	944,575	-	943,875	-	943,875
Subordinated debt	113,545	-	114,695	-	114,695
Trust Preferred securities payable	70,680	70,680	-	-	70,680
Accrued interest payable	2,289	-	2,289	-	2,289

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$113,503	$113,503	$-	$-	$113,503
TRUP CDOs	5,378	-	-	7,296	7,296
Loans, net	5,615,886	-	-	5,609,034	5,609,034
Accrued interest receivable	15,647	-	11	15,636	15,647
FHLBNY capital stock	44,444	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,346,961	3,346,961	-	-	3,346,961
CDs	1,048,465	-	1,054,131	-	1,054,131
Escrow and other deposits	103,001	103,001	-	-	103,001
FHLBNY Advances	831,125	-	831,951	-	831,951
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,080	-	2,080	-	2,080

Cash and Due From Banks – The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

TRUP CDOs Held to Maturity – At both June 30, 2017 and December 31, 2016 the Company owned seven TRUP CDOs classified as held-to-maturity. As a result of improved marketplace stability and enhanced trading activity, broker quotations became the sole valuation source utilized to estimate the fair value of TRUP CDOs as of June 30, 2017 and December 31, 2016. Despite improvement in the overall marketplace conditions, unobservable data was still deemed to have been utilized in the broker quotation pricing, warranting a determination of Level 3 valuation for these securities at June 30, 2017 and December 31, 2016.

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

Subordinated debt – The fair value of subordinated debt is estimated using discounted cash flow analyses based on then current borrowing rates for similar types of borrowing arrangements (deemed a Level 2 valuation), and is provided to the Company quarterly independently by a market maker in the underlying security. The fair value is shown net of capitalized issuance costs.

Trust Preferred Securities Payable – The fair value is assumed to be equal to their carrying value as the Company redeemed the trust preferred securities in July 2017 at par value (deemed a Level 1 valuation).

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

	Three Months Ended June 30,
	2017		2016
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$-
Interest cost	329	14	343	16
Expected return on assets	(395)	-	(383)	-
Unrecognized past service liability	-	(2)	-	(2)
Amortization of unrealized loss (gain)	359	(1)	428	(1)
Net periodic cost	$293	$11	$388	$13

	Six Months Ended June 30,
	2017		2016
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$-
Interest cost	658	28	686	32
Expected return on assets	(790)	-	(766)	-
Unrecognized past service liability	-	(4)	-	(4)
Amortization of unrealized loss (gain)	718	(2)	858	(2)
Net periodic cost	$586	$22	$778	$26

The Company disclosed in its consolidated financial statements for the year ended December 31, 2016 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2017 as follows: Employee Retirement Plan - $15, Outside Director Retirement Plan - $208, Postretirement Plan - $113, and BMP - $725.  The Company made contributions of $8 to the Employee Retirement Plan during the three months ended June 30, 2017, and $12 during the six months ended June 30, 2017, and expects to make the remainder of the anticipated contributions during 2017.  The Company made benefit payments of $56 on behalf of the Outside Director Retirement Plan during the three months ended June 30, 2017, and $97 during the six months ended June 30, 2017, and expects to make the remainder of the estimated net contributions or benefit payments during 2017. The Company made benefit payments totaling $42 on behalf of the Postretirement Plan during the three months ended June 30, 2017, and $77 during the six months ended June 30, 2017, and expects to make the remainder of the anticipated contributions or benefit payments during 2017.  The Company made benefit payments totaling $69 on behalf of the BMP during the three month period ended June 30, 2017, and $104 during six months ended June 30, 2017, and expects to make the remainder of the anticipated benefit payments during 2017.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans.  During the three-month period ended June 30, 2017, in addition to benefit payments from the defined benefit plan component of the BMP discussed above, a retired participant elected a gross lump-sum distribution of $121.  The distribution was satisfied by 4,282 shares of Common Stock (market value of $84) held by the ESOP component of the BMP and cash of $37 held by the defined contribution plan components of the BMP.  As a result of the distribution, a non-cash tax benefit of $8 was recognized for the difference between market value and cost basis of the common stock held by the BMP. Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09.

13.   SUBORDINATED NOTES PAYABLE

During the six months ended June 30, 2017, the Holding Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022.  The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears.  Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the Consolidated Statements of Financial Condition.

14.   INCOME TAXES

During the three months ended June 30, 2017 and 2016, the Company's consolidated effective tax rates were 37.8% and 42.2%, respectively.  During the six months ended June 30, 2017 and 2016, the Company's consolidated effective tax rates were 38.0% and 42.2%, respectively.  The higher consolidated tax rate during the three-month and six-month periods ended June 30, 2016 was primarily the result of a $68,183 gain on sale of real estate transaction during the six month period ended June 30, 2016.  There were no other significant unusual income tax items during the three-month or six-month periods ended either June 30, 2017 or 2016.

15.   PREMISES HELD FOR SALE

On March 16, 2016, the Bank completed the sale of premises held for sale with an aggregate recorded balance of $8,799 at December 31, 2015.  A gain of $68,183 was recognized on this sale.

During the three months ended March 31, 2016, the Bank re-classified certain real estate utilized as a retail branch and principal office of the Company and the Bank to premises held for sale. The aggregate recorded balance of the premises held for sale was $1,379 at June 30, 2017, the outstanding balance upon transfer. On April 14, 2016, a Purchase and Sale Agreement was executed for the property, for a sale price of $12,300. The sale is expected to close in September 2017.

16.   SUBSEQUENT EVENT

The Company redeemed its $70,680 of Trust Preferred securities borrowings at par from third parties in June 2017.  The redemption was completed on July 17, 2017. No gain or loss is expected to be recorded from the redemption.

On July 24, 2017, the Company decided to sell its $5,315 of TRUP CDOs. The sale was completed in August 2017. A pre-tax gain of approximately $3,850 is expected to be recorded from the sale.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares (the “Company”), is a Delaware corporation headquartered in the Brooklyn Heights neighborhood of Brooklyn, New York. The Company was organized in 1996 and is registered as a savings and loan holding company with the Board of Governors of the Federal Reserve System pursuant to section 10(l) of the Home Owners’ Loan Act, as amended. As of June 30, 2017, the Holding Company's direct subsidiaries were Dime Community Bank, 842 Manhattan Avenue Corp., and Dime Community Capital Trust 1. The Company engages in commercial banking and financial services through its wholly-owned banking subsidiary, Dime Community Bank. In 2004, the Company formed Dime Community Capital Trust I as a subsidiary, which issued $72.2 million of 7.0% trust preferred securities, $70.7 million of which remained outstanding at June 30, 2017. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “DCOM.”

Dime Community Bank, a New York-chartered stock savings bank formerly known as The Dime Savings Bank of Williamsburgh, was founded in 1864 and operates 27 full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to a lesser extent, commercial and industrial (“C&I”) loans, mortgage-backed securities, obligations of the U.S. government and government sponsored enterprises, and corporate debt and equity securities. The substantial majority of the Bank’s lending occurs in the greater New York City metropolitan area. The Bank has four active subsidiaries, including two real estate investment trusts that hold one- to four-family and multifamily residential and commercial real estate loans; Dime Insurance Agency, which engages in general insurance agency activities; and Boulevard Funding Corporation, which holds and manages real estate.

Executive Summary

The Company’s primary business is the ownership of the Bank. The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its mortgage and C&I loans, as well as personal deposit accounts from its borrowers. The Bank launched an internet banking initiative, “DimeDirect,” in the second half of 2015. To date, deposits gathered through DimeDirect have primarily been money markets. The DimeDirect deposits are anticipated to carry lower administrative servicing costs than the Bank’s traditional retail deposits.

Historically, the Bank’s primary lending strategy included the origination of, and investment in, mortgage loans secured by multifamily and mixed use properties, and, to a lesser extent, mortgage loans secured by commercial real estate properties, primarily located in the greater New York City metropolitan area. As part of its strategic plan for 2017 and beyond, the Bank is investing in the development of a robust commercial banking platform, by adding products and services to serve both the credit and business banking needs in its footprint.

The commercial banking platform is focused on total relationship banking and will enable the Bank to diversify its loan portfolio into areas such as C&I loans, Small Business Administration (“SBA”) loans (a portion of which is guaranteed by the SBA), small business loans, acquisition, land development and construction loans, finance loans and leases, one- to four-family loans and personal loans. These business lines are intended to supplement core deposit growth and provide greater funding diversity. In the first quarter of 2017, the Bank hired seasoned commercial lenders, and bolstered its C&I lending and credit and administrative staff. During the first quarter of 2017, our business banking division extended $28.1 million of C&I loans and raised $14.0 million of new core deposits. The Bank also purchases investment grade securities primarily for liquidity purposes. The Bank seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Recent Events

In June 2017, the Company announced that it priced an underwritten public offering of $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which will become callable commencing in June 2022.  Interest will be paid semi-annually in arrears on each June 15 and December 15 at an initial fixed annual interest rate equal to 4.50%. The notes will mature on June 15, 2027. The Company used part of the net proceeds from the offering to redeem its $70.7 million of trust preferred securities which had a 7.00% annual coupon in July 2017. See "Part I - Item 1. Condensed Consolidated Financial Statements – Note 13" for details of the subordinated notes payable.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2017		2016		2017		2016
Per Share Data:
Reported EPS (Diluted)	$0.32		$0.30		$0.61		$1.67
Cash dividends paid per share	0.14		0.14		0.28		0.28
Book value per share	15.41		14.60		15.41		14.60
Dividend Payout Ratio	43.75		46.67		45.90		16.77
Performance and Other Selected Ratios:
Return on average assets	0.78%		0.81%		0.76%		2.29%
Return on average common equity	8.32		8.23		8.08		23.28
Net interest spread	2.40		2.50		2.40		2.57
Net interest margin	2.57		2.68		2.57		2.74
Average interest earning assets to average interest bearing liabilities	117.18		117.91		116.77		117.27
Non-interest expense to average assets	1.27		1.31		1.32		1.35
Efficiency Ratio	48.99		47.75		50.98		48.58
Loans to Deposits at End of Period	133.01		137.80		133.01		137.80
Effective Tax Rate	37.83		42.17		38.00		42.17
Asset Quality Summary:
Non-performing loans	$3,374		$4,329		$3,374		$4,329
Non-performing assets	4,661		5,600		4,661		5,600
Net charge-offs (recoveries)	16		46		48		26
Non-performing loans/Total loans	0.06%		0.08%		0.06%		0.08%
Non-performing assets/Total assets	0.07		0.10		0.07		0.10
Allowance for loan loss/Total loans	0.37		0.36		0.37		0.36
Allowance for loan loss/Non-performing loans	651.60		436.80		651.60		436.80
Earnings to Fixed Charges Ratios (1)
Including interest on deposits	2.28	x	2.46	x	2.27	x	5.15	x
Excluding interest on deposits	4.44		4.39		4.57		10.50
(1)	Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset Liability Committee ("ALCO") is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, appropriate senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  Reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to appropriate senior management on a monthly basis, and the Board of Directors at each of its meetings. In addition on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

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

Total retail deposits (due to depositors) increased $23.1 million during the six months ended June 30, 2017, compared to $596.0 million during the six months ended June 30, 2016.  Within deposits, core deposits (i.e., non-CDs) increased $174.9 million during the six months ended June 30, 2017 and $420.3 million during the six months ended June 30, 2016. The increase in growth of core deposits during each of the comparative periods were due primarily to successful gathering efforts tied to promotional Internet money market offerings in line with the Company’s growth strategy.  CDs decreased $151.8 million during the six months ended June 30, 2017, due to the attrition of maturing CDs from successful CD promotional activities, particularly among Individual Retirement Account customers, during the six months ended June 30, 2016 in which CDs increased $175.7 million.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY.  At June 30, 2017, the Bank had an additional potential borrowing capacity of $1.13 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $113.5 million during the six months ended June 30, 2017, to fund asset growth. The Bank decreased its outstanding FHLBNY advances by $149.6 million during the six months ended June 30, 2016, reflecting both the utilization of deposit inflows to fund asset growth and the deployment of the cash proceeds received from the real estate sale during the six months ended June 30, 2016.

During the six months ended June 30, 2017, principal repayments on real estate loans (including refinanced loans) totaled $304.7 million compared to $375.6 million during the six months ended June 30, 2016. The decrease resulted primarily from lower prepayment volume.

Gross proceeds from the sales of registered mutual funds totaled $103,000 for the six-month periods ended June 30, 2017. There were no gains or losses recognized on these sales. There were no sales of registered mutual funds during the six-month periods ended June 30, 2016. There were no sales of pass-through MBS issued by GSEs during the six-month periods ended June 30, 2017 or 2016. There were no sales of agency collateralized mortgage obligation securities during the six-month periods ended June 30, 2017 or 2016.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At June 30, 2017, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and were considered "well-capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of June 30, 2017:

	Actual Ratios at June 30, 2017		Basel III			Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(3)
	Bank	Consolidated Company	Minimum Requirement	Minimum Requirement Plus 1.25% Buffer(1)	Minimum Requirement Plus 2.5% Buffer(2)
Tier 1 common equity ratio	11.44%	10.78%	4.5%	5.75%	7.0%	6.5%
Tier 1 risk-based based capital ratio	11.44	12.17	6.0	7.25	8.5	8.0
Total risk-based based capital ratio	11.88	14.96	8.0	9.25	10.5	10.0
Tier 1 leverage ratio	9.25	9.86	4.0	n/a	n/a	5.0
(1)	The 1.25% buffer percentage represents the phased-in requirement as of June 30, 2017.
(2)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(3)	Only the Bank is subject to these requirements.

Implementation of the initial phase capital conservation buffer under the Basel III Capital Rules effective January 1, 2016 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of June 30, 2017, the Bank and the Holding Company would satisfy all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate and, recently, C&I loans, the purchase of real estate loans, mortgage-backed and other securities, the repurchase of common stock into treasury, the payment of quarterly cash dividends to holders of the common stock, and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the six months ended June 30, 2017 and 2016, real estate loan originations totaled $476.7 million and $734.1 million, respectively.  The decrease reflected the Company's election to steady the growth of the real estate portfolio and focus efforts on developing and growing the C&I loan portfolio, which totaled $66.5 million in originations during the six months ended June 30, 2017, as a result of the build out of the Business Banking division during 2017. Additionally, real estate originations included $152.6 million of purchased loan participations during the six months ended June 30, 2016 in order to deploy liquidity from deposit inflows more profitably.  Security purchases were de-emphasized during the six-month periods ended June 30, 2017 and 2016, as the yield offered in highly graded investment securities was not deemed sufficiently attractive.

The Holding Company did not repurchase any shares of its common stock during the six months ended June 30, 2017 or 2016. As of June 30, 2017, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.

The Holding Company paid $10.5 million in cash dividends on common stock during the six months ended June 30, 2017, up from $10.3 million during the six months ended June 30, 2016, reflecting an increase of 20,608 in outstanding shares from July 1, 2016 to June 30, 2017.

Contractual Obligations

The Bank is obligated to make rental payments under leases on certain of its branches and equipment.  In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as customer CDs with fixed contractual interest rates.  During the six months ended June 30, 2017, the Holding Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which become callable at any time commencing in June 2022.  The Holding Company also had $70.7 million of callable trust preferred borrowings from third parties outstanding at June 30, 2017, which the Company called for redemption on June 14, 2017. The full redemption was completed in July 2017.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of June 30, 2017:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$38,302	$-	$-	$-	$38,302
Other loan commitments	105,210	-	-	-	105,210
Stand-by letters of credit	922	-	-	-	922
Total Off-Balance Sheet Arrangements	$144,434	$-	$-	$-	$144,434

Asset Quality

General

At both June 30, 2017 and December 31, 2016, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 9 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors at each regularly scheduled Board meeting regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential, commercial real estate, or C&I loans, or fifteen days late in connection with one-to-four family or consumer loans.  A second letter is sent to the borrower if payment has not been received within 30 days of the due date.  Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

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

Non-accrual Loans

Within the Bank's permanent portfolio, eleven non-accrual loans (excluding consumer loans) totaled $3.4 million at June 30, 2017, and sixteen non-accrual loans (excluding consumer loans) totaled $4.2 million at December 31, 2016.  During the six months ended June 30, 2017, four non-accrual loans totaling $398,000 were fully satisfied according to their contractual terms, one non-accrual loan totaling $287,000 was partially charged down by $37,000, one non-accrual loan totaling $393,000 was sold, and principal amortization of $33,000 was recognized on four non-accrual loans. There were no changes on the remaining six non-accrual loans during the six month period ended June 30, 2017.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 7 to the condensed consolidated financial statements) totaled $11.3 million, consisting of eleven loans, at June 30, 2017, compared to $11.9 million, consisting of thirteen loans, at December 31, 2016.  During the six months ended June 30, 2017, one impaired loan totaling $287,000 was partially charged down by $37,000, one impaired loan totaling $49,000 was fully satisfied according to its contractual terms, one impaired loan totaling $393,000 was sold, and principal amortization totaling $130,000 was recognized on ten impaired loans.  There was no change on the remaining ten impaired loans during the six month period ended June 30, 2017.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$654	$1,012
Multifamily residential and residential mixed use real estate	2,618	2,675
Commercial mixed use real estate	101	549
Consumer	1	1
Total non-accrual loans	3,374	4,237
Non-accrual one-to-four family and consumer loans deemed homogeneous loans	(655)	(1,013)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	399	407
Multifamily residential and residential mixed use real estate	639	658
Commercial mixed use real estate	4,218	4,261
Commercial real estate	3,330	3,363
Total TDRs	8,586	8,689
Impaired loans	$11,305	$11,913
(1)	There were no non-accruing TDRs for the periods indicated.

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the six months ended June 30, 2017.  The Bank modified one one-to-four family residential loan in a manner that met the criteria of a TDR during the six months ended June 30, 2016.

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

At June 30, 2017 and December 31, 2016, all TDRs but one were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

The Bank had no OREO properties at June 30, 2017 or December 31, 2016. The Bank did not recognize any provisions for losses on OREO properties during the three or six months ended June 30, 2017 or 2016.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO, if any) at the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans	$3,374	$4,237
Non-performing assets:
Non-performing TRUP CDOs	1,287	1,270
Total non-performing assets	$4,661	$5,507
Ratios:
Total non-accrual loans to total loans	0.06%	0.08%
Total non-performing assets to total assets	0.07	0.09

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had three real estate loans, totaling $1.9 million, that were delinquent between 30 and 89 days at both June 30, 2017 and December 31, 2016. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $25,000 at both June 30, 2017 and December 31, 2016. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods ended June 30, 2017, March 31, 2017 and December 31, 2016.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	June 30, 2017	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Impaired loans	$-	$-	$-
Pass graded loans:
Real estate loans	20,945	20,482	20,516
C&I loans	1,023	453	-
Consumer loans	17	19	20
Total	$21,985	$20,954	$20,536

The allowance for loan losses increased $1.0 million and $1.4 million during the three-month and six-month periods ended June 30, 2017, respectively. Provisions of $1.0 million and $1.5 million were recorded during the three-month and six-month periods ended June 30, 2017, respectively, primarily from growth in C&I loans within the pass graded portion of the loan portfolio.

For a further discussion of the allowance for loan losses and related activity during the three-month and six-month periods ended June 30, 2017 and 2016, and as of December 31, 2016, please see Note 8 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 7 to the condensed consolidated financial statements.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Assets.  Assets totaled $6.26 billion at June 30, 2017, $252.8 million above their level at December 31, 2016.

Total loans increased $239.0 million during the six months ended June 30, 2017. During the period, the Bank originated $476.7 million of real estate loans (including refinancing of existing loans) and $66.5 million of C&I loans, which exceeded the $305.1 million of aggregate amortization on such loans (also including refinancing of existing loans) during the period.

Cash and due from banks decreased $3.5 million during the six months ended June 30, 2017, as a result of funding loan growth in the period.

Liabilities.  Total liabilities increased $238.2 million during the six months ended June 30, 2017, primarily due to an increase of $113.5 million in FHLBNY advances, the net issuance of $113.5 million of subordinated debt, and increases of $23.1 million in retail deposits (due to depositors), offset by an $11.8 million decrease in mortgagor escrow and other deposits.  Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and decline in FHLBNY advances during the six months ended June 30, 2017.  The decrease in mortgagor escrow and other deposits was due to the semi-annual real estate tax payments made from escrow accounts.

Stockholders' Equity.  Stockholders' equity increased $14.6 million during the six months ended June 30, 2017, due primarily to net income of $23.1 million, $626,000 of equity added from stock option exercises, $838,000 aggregate increase related to expense amortization, and $198,000 of equity added as a result of issuances of equity awards.  Partially offsetting these items was $10.5 million in cash dividends paid during the period.  The change in accumulated other comprehensive loss was immaterial during the six-month period ended June 30, 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General.  Net income was $12.0 million during the three months ended June 30, 2017, an increase of $781,000 from net income of $11.2 million during the three months ended June 30, 2016.  During the comparative period, net interest income increased by $2.4 million, offset by a decrease in non-interest income by $558,000, an increase in non-interest expense by $1.4 million, and an increase in the provision for loan losses by $605,000 during the period. Income tax expense was $7.3 million during the three months ended June 30, 2017, lower than the comparative period by $878,000 as the effective tax rate was higher in 2016 due to the gain recognized from the sale of real estate.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2017 and 2016 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
		2017			2016
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$5,759,565	$51,137	3.55%	$5,138,053	$47,358	3.69%
C&I loans	41,776	474	4.54	384	6	6.25
Other loans	1,076	18	6.69	1,127	18	6.39
MBS	3,460	14	1.62	400	2	2.00
Investment securities	16,970	164	3.87	20,203	265	5.25
Other	95,326	611	2.56	148,267	721	1.95
Total interest-earning assets	5,918,173	$52,418	3.54%	5,308,434	$48,370	3.64%
Non-interest earning assets	210,205			201,115
Total assets	$6,128,378			$5,509,549

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$114,257	$65	0.23%	$84,835	$61	0.29%
Money Market accounts	2,767,455	6,139	0.89	1,892,046	3,865	0.82
Savings accounts	367,995	46	0.05	369,266	44	0.05
CDs	925,535	3,259	1.41	1,010,864	3,627	1.44
Borrowed Funds	875,057	4,856	2.23	1,145,058	5,163	1.81
Total interest-bearing liabilities	5,050,299	$14,365	1.14%	4,502,069	$12,760	1.14%
Non-interest bearing checking accounts	300,762			255,922
Other non-interest-bearing liabilities	200,628			206,526
Total liabilities	5,551,689			4,964,517
Stockholders' equity	576,689			545,032
Total liabilities and stockholders' equity	$6,128,378			$5,509,549
Net interest income		$38,053			$35,610
Net interest spread			2.40%			2.50%
Net interest-earning assets	$867,874			$806,365
Net interest margin			2.57%			2.68%
Ratio of interest-earning assets to interest-bearing liabilities			117.18%			117.91%

Deposits	$4,476,004	$9,509	0.85%	$3,612,933	$7,597	0.85%

Rate/Volume Analysis

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$5,653	$(1,874)	$3,779
C&I loans	559	(91)	468
Other loans	(1)	1	-
MBS	14	(2)	12
Investment securities	(37)	(64)	(101)
Other	(297)	187	(110)
Total	$5,891	$(1,843)	$4,048

Interest-bearing liabilities:
Interest bearing checking accounts	$19	$(15)	$4
Money market accounts	1,869	405	2,274
Savings accounts	1	1	2
CDs	(300)	(68)	(368)
Borrowed funds	(1,364)	1,057	(307)
Total	$225	$1,380	$1,605
Net change in net interest income	$5,666	$(3,223)	$2,443

The Company’s net interest income and net interest margin (“NIM”) during the three months ended June 30, 2017 and 2016 were impacted by the following factors:

•
During the period January 1, 2009 through June 30, 2017, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 1.25%, helping deposit and borrowing costs remain at historically low levels.

•
Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through June 30, 2017, resulted in an ongoing reduction in the average yield on real estate loans.

Net Interest Income.  Net interest income was $38.1 million during the three months ended June 30, 2017, an increase of an increase of $2.4 million from the three months ended June 30, 2016.  Average earning assets were $5.92 billion at June 30, 2017, an increase from $5.31 billion from June 30, 2016. NIM was 2.57% during the three months ended June 30 2017, down from 2.68% during the three months ended June 30, 2016, primarily due to lower yields on real estate loans.

Interest Income.  Interest income was $52.4 million during the three months ended June 30, 2017, an increase of $4.0 million from the three months ended June 30, 2016, primarily reflecting an increase of $3.8 million in interest income on real estate loans. The increased interest income on real estate loans was attributable to growth of $621.5 million in their average balance during the comparative period, as, pursuant to the Company's growth strategy, new originations significantly exceeded amortization and satisfactions during the period July 1, 2016 through June 30, 2017. Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 14 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened market competition.

Interest Expense.  Interest expense increased $1.6 million, to $14.4 million, during the three months ended June 30, 2017, from $12.8 million during the three months ended June 30, 2016. The increased interest expense was mainly attributable to growth in money market deposits average balance of $875.4 million, and an increase in their average cost by 7 basis points. The increase in the money market average balances was due to successful promotional activities in connection with the Company’s growth strategy. Offsetting this increase was a decline in interest expense of $368,000 on CDs and $307,000 on borrowed funds, as their average balances decreased $85.3 million and $270.0 million, respectively, during the comparative period as a result of money market growth outpacing loan growth in furtherance of the Company’s strategy to decrease high cost borrowings and borrowed funds.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.0 million during the three months ended June 30, 2017, compared to a provision for loan losses of $442,000 during the three months ended June 30, 2016.   The increase in loan loss provision resulted mainly from growth in the real estate and C&I loan portfolio.

Non-Interest Income.  Non-interest income was $1.7 million during the three months ended June 30, 2017, a decrease of $558,000 million from $2.3 million during the three months ended June 30, 2016, due primarily to $484,000 of additional income from BOLI related to the receipt of a mortality benefit due to the passing of an insured officer during the three months ended June 30, 2016. The remaining variance in non-interest income during the comparative period was related to miscellaneous other income.

Non-Interest Expense.  Non-interest expense was $19.5 million during the three months ended June 30, 2017, an increase of $1.4 million from $18.1 million during the three months ended June 30, 2016, reflecting increases of $274,000 in salaries and employee benefit expense, $385,000 in occupancy and equipment expense, $247,000 in data processing costs, $288,000 in marketing expense, and $131,000 in FDIC premiums, offset by a decrease of $465,000 in ESOP and RSA amortization expense during the comparative period. The remaining increase in non-interest expense was experienced in other operating expenses. The $274,000 increase in salaries and employee benefits expense was primarily driven by the hiring of new employees and their associated employee benefits expense. The $385,000 increase in occupancy expense was attributable to new leases related to de novo retail branches and a new corporate headquarters. The $247,000 increase in data processing costs was the result of various technology enhancement initiatives related to customer banking services. The $288,000 increase in marketing expense was attributable to higher volume of marketing promotions. The $465,000 decrease in ESOP and RSA amortization expense resulted from the payoff of the ESOP share acquisition loan during the quarter ended December 31, 2016 and a lower number of vesting RSAs during the quarter ended June 30, 2017.

Non-interest expense was 1.27% and 1.31% of average assets during the three-month periods ended June 30, 2017 and 2016, respectively, as the increase in average assets of $618.8 million outpaced the growth of non-interest expense during the comparative period.

Income Tax Expense.   Income tax expense approximated $7.3 million during the three months ended June 30, 2017, down $878,000 from $8.2 million during the three months ended June 30, 2016.  The Company's consolidated tax rate was 37.8% during the three months ended June 30, 2017, down from 42.2% during the three months ended June 30, 2016.  The decrease in the consolidated tax rate was primarily a result of the previously discussed $68.2 million gain on sale of real estate transaction, which impacted the consolidated tax rate during the June 2016 quarter.

Comparison of Operating Results for the Six months Ended June 30, 2017 and 2016

General.  Net income was $23.1 million during the six months ended June 30, 2017, a decrease of $38.1 million from net income of $61.2 million during the six months ended June 30, 2016.  During the comparative period, non-interest income decreased by $68.5 million, non-interest expense increased $4.3 million, and the provision for loan losses increased by $1.1 million, offset by an increase of $5.3 million in net interest income during the period. Income tax expense decreased by $30.5 million during the comparative period, as a result of $68.6 million lower pre-tax income, resulting primarily from a $68.2 million gain on the sale of property in 2016.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2017 and 2016 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
		2017			2016
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$5,723,561	$101,612	3.55%	$4,977,574	$93,009	3.74%
C&I loans	22,125	515	4.66	329	11	6.69
Other loans	1,072	36	6.72	1,137	37	6.51
MBS	3,475	28	1.61	407	4	1.97
Investment securities	16,906	354	4.19	20,210	438	4.33
Other	104,102	1,327	2.55	132,382	1,382	2.09
Total interest-earning assets	5,871,241	$103,872	3.54%	5,132,039	$94,881	3.70%
Non-interest earning assets	206,405			208,420
Total assets	$6,077,646			$5,340,459

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$112,527	$124	0.22%	$82,337	$117	0.29%
Money Market accounts	2,730,337	11,918	0.88	1,790,974	7,244	0.81
Savings accounts	368,041	91	0.05	368,487	91	0.05
CDs	973,845	6,883	1.43	970,936	6,939	1.44
Borrowed Funds	843,173	9,316	2.23	1,163,586	10,249	1.77
Total interest-bearing liabilities	5,027,923	$28,332	1.14%	4,376,320	$24,640	1.13%
Non-interest bearing checking accounts	296,007			258,450
Other non-interest-bearing liabilities	180,510			179,597
Total liabilities	5,504,440			4,814,367
Stockholders' equity	573,206			526,092
Total liabilities and stockholders' equity	$6,077,646			$5,340,459
Net interest income		$75,540			$70,241
Net interest spread			2.40%			2.57%
Net interest-earning assets	$843,318			$755,719
Net interest margin			2.57%			2.74%
Ratio of interest-earning assets to interest-bearing liabilities			116.77%			117.27%

Deposits	$4,480,757	$19,016	0.86%	$3,471,184	$14,391	0.83%

Rate/Volume Analysis

	Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$13,636	$(5,033)	$8,603
C&I loans	618	(114)	504
Other loans	(2)	1	(1)
MBS	28	(4)	24
Investment securities	(71)	(13)	(84)
Other	(327)	272	(55)
Total	$13,882	$(4,891)	$8,991

Interest-bearing liabilities:
Interest bearing checking accounts	$40	$(33)	$7
Money market accounts	3,920	754	4,674
Savings accounts	-	-	-
CDs	7	(63)	(56)
Borrowed funds	(3,201)	2,268	(933)
Total	$766	$2,926	$3,692
Net change in net interest income	$13,116	$(7,817)	$5,299

The Company’s net interest income and NIM during the six months ended June 30, 2017 and 2016 were impacted by the following factors:

•
During the period January 1, 2009 through June 30, 2017, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 1.25%, helping deposit and borrowing costs remain at historically low levels.

•
Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through June 30, 2017, has resulted in an ongoing reduction in the average yield on real estate loans.

Net Interest Income.  Net interest income was $75.5 million during the six months ended June 30, 2017, an increase of an increase of $5.3 million from the six months ended June 30, 2016.  Average earning assets were $5.87 billion at June 30, 2017, an increase from $5.13 billion from June 30, 2016. NIM was 2.57% during the six months ended June 30, 2017, down from 2.74% during the three months ended June 30, 2016, primarily due to lower yields on real estate loans.

Interest Income.  Interest income was $103.9 million during the six months ended June 30, 2017, an increase of $9.0 million from the six months ended June 30, 2016, primarily reflecting increases in interest income of $8.6 million on real estate loans and $504,000 on C&I loans. The increased interest income on real estate loans reflected growth of $746.0 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period July 1, 2016 through June 30, 2017. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $21.8 million in the average balances during the comparative period.  Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 19 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition.

Interest Expense.  Interest expense approximated $28.3 million during the six months ended June 30, 2017, an increase of $3.7 million from the six months ended June 30, 2016, primarily reflecting increases in interest expense of $4.7 million on money market accounts, offset by a reduction of $933,000 in interest expense on borrowed funds. The increase of $4.7 million in interest expense on money market deposits reflected successful promotional activities that increased their average balance by $939.4 million and their average cost by 7 basis points from the six months ended June 30, 2016 to the six months ended June 30, 2017.  Interest expense on borrowings declined $933,000 due to a decrease of $320.4 million in their average balance during the comparative period, which outweighed the increase in their average cost by 46 basis points.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.5 million during the six months ended June 30, 2017, compared to a provision for loan losses of $421,000 during the six months ended June 30, 2016.  The increase in loan loss provision resulted mainly from growth in the real estate and C&I loan portfolio, offset by continued improvement in the overall credit quality of the loan portfolio.

Non-Interest Income.  Total non-interest income decreased $68.5 million from the six months ended June 30, 2016 to the six months ended June 30, 2017, due primarily to a gain of $68.2 million recognized on the sale of real estate and $484,000 of additional income from BOLI related to the receipt of a mortality benefit due to the passing of an insured officer during the six months ended June 30, 2016. Partially offsetting these decreases was an increase in service charges and other fees during the comparative period as a result of higher transaction volume.

Non-Interest Expense.  Non-interest expense was $40.2 million during the six months ended June 30, 2017, an increase of $4.3 million from $36.0 million during the six months ended June 30, 2016, reflecting increases of $1.5 million in salaries and employee benefits, $1.4 million in occupancy and equipment expense, $659,000 in data processing costs, $577,000 in marketing expense, and $47,000 in FDIC insurance premiums, offset by a decrease of $1.0 million in ESOP and RSA amortization expense during the comparative period. The remaining increase in non-interest expense was experienced in other operating expenses. The $1.5 million increase in salaries and employee benefits expense was primarily driven by the hiring of new employees and their associated employee benefits expense. The $1.4 million increase in occupancy expense was attributable to new leases related to de novo retail branches and a new corporate headquarters. The $659,000 increase in data processing costs was the result of various technology enhancement initiatives related to customer banking services. The $577,000 increase in marketing expense was attributable to higher volume of marketing promotions. The $1.0 million decrease in ESOP and RSA amortization expense resulted from the payoff of the ESOP share acquisition loan during the quarter ended December 31, 2016 and a lower number of vesting RSAs during the six months ended June 30, 2017.

Non-interest expense was 1.32% and 1.35% of average assets during the six months ended June 30, 2017 and 2016, respectively. The decrease was mainly due to the growth in average assets outweighing the growth in non-interest expense during the period.

Income Tax Expense.  Income tax expense approximated $14.2 million during the six months ended June 30, 2017, down from $44.7 million during the six months ended June 30, 2016, due to a decrease of $68.6 million in pre-tax income during the comparative period.  The $68.6 million decrease in pre-tax income was primarily attributable to the $68.2 million gain on sale of real estate that occurred during the six month period ended June 30, 2016.  The Company's consolidated tax rate was 38.0% during the six months ended June 30, 2017, down from 42.2% during the six months ended June 30, 2016, primarily due to the additional tax related to the $68.2 million gain on sale of real estate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2016 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2017.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2017, the Company owned thirteen mutual fund investments totaling $7.2 million that were designated as trading.  At June 30, 2017, the Company conducted seven transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2016 to June 30, 2017.  See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The calculated EVEs incorporate some asset and liability values derived from the Bank’s valuation model, such as those for real estate and C&I loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank's MBS portfolio, as well as all borrowings.  The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third party, and over various interest rate scenarios.  Such results are utilized in determining estimates of deposit decay rates in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

The analysis that follows presents, as of June 30, 2017 and December 31, 2016, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both June 30, 2017 and December 31, 2016.

	At June 30, 2017			At December 31, 2016
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$556,515	$(61,808)	-10.0%	$508,155	$(66,494)	-11.6%
Pre-Shock Scenario	618,323	-	-	574,649	-	-

The Bank’s Pre-Shock Scenario EVE increased from $574.6 million at December 31, 2016 to $618.3 million at June 30, 2017. The factors contributing to the more favorable valuation at June 30, 2017 included an increase in the value of the Bank's real estate and C&I loans and a decrease in the value of the core deposit liability. The more favorable valuation of real estate and C&I loans resulted primarily from a slight decrease in duration of the portfolio at June 30, 2017 compared to December 31, 2016, as both refinancing and gross loan origination activity was lower than in previous quarters.  The decrease in the value of the Bank's core deposit liability resulted primarily from an increase in market interest rates from December 31, 2016 to June 30, 2017.

The Bank’s EVE in the +200 basis point Rate Shock Scenario increased from $508.2 million at December 31, 2016 to $556.5 million at June 30, 2017. The factors contributing to the more favorable valuation included the previously noted increase in the value of the Bank’s real estate and C&I loans and decrease in the value of the core deposit liability from December 31, 2016 to June 30, 2017.

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

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(11.4)%
+ 100 Basis Points	(5.9)
– 100 Basis Points	9.9

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2017, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings.  Certain of these matters may seek substantial monetary damages.  In the opinion of management, the Company is involved in no actions or proceedings that are likely to have a material adverse impact on its financial condition and results of operations.

Item 1A.	Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The Holding Company did not repurchase any shares of common stock into treasury during the three-month or six-month periods ended June 30, 2017.  No existing repurchase programs expired during the three months ended June 30, 2017, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of June 30, 2017, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in June 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2017 (File No. 000-27782))

4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [see Exhibit 3.1 hereto]

4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [see Exhibit 3.2 hereto]

4.3
Draft Stock Certificate of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the SEC on September 28, 1998 (File No. 000-27782))

4.4
Second Amended and Restated Declaration of Trust, dated as of July 29, 2004, by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, Dime Community Bancshares, Inc., as Sponsor, the Administrators of Dime Community Capital Trust I, and the holders from time to time of undivided beneficial interests in the assets of Dime Community Capital Trust I (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on July 29, 2004 (File No. 333-117743))

4.5
Indenture, dated as of March 19, 2004, between Dime Community Bancshares, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on July 29, 2004 (File No. 333-117743))

4.6
Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on July 29, 2004 (File No. 333-117743))

4.7
Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

4.8
First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

10.3
Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 10, 2011 (File No. 000-27782))

10.6
Employment Agreement between Dime Community Bancshares, Inc. and Kenneth J. Mahon  (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 10, 2011 (File No. 000-27782))

10.7
Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012 (File No. 000-27782))

10.8
The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2011 (File No. 000-27782))

10.9
Severance Pay Plan of The Dime Savings Bank of Williamsburgh (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009 (File No. 000-27782))

10.10
Retirement Plan for Board Members of Dime Community Bancorp, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009 (File No. 000-27782))

10.12
Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the SEC on September 26, 1997 (File No. 000-27782))

10.13(i)
Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the SEC on September 26, 1997 (File No. 000-27782))

10.13(ii)
Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on January 24, 2003 (File No. 333-102690))

10.13(iii)	Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2005 (File No. 000-27782))

10.14(i)
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the SEC on September 26, 1997 (File No. 000-27782))

10.14(ii)
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on January 24, 2003 (File No. 333-102690))

10.14(iii)
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005 (File No. 000-27782))

10.20
Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011 (File No. 000-27782))

10.21
Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008 (File No. 000-27782))

10.24
Waiver executed by Kenneth J. Mahon (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 10, 2005 (File No. 000-27782))

10.25
Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.27
Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.30
Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015) (File No. 000-27782))

10.31
Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009) (File No. 000-27782))

10.32
Amendment to the Benefit Maintenance Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 13, 2012) (File No. 000-27782))

10.33
Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.33 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-27782))

10.34
Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 9, 2013 (File No. 000-27782))

10.35
Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.36
Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.37
The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.38
Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015 (File No. 000-27782))

10.39
Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.40
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015 (File No. 000-27782))

10.41
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2016) (File No. 000-27782))

10.42
Form of performance share award notice for 2016 grants to officers under 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016 (File No. 000-27782))

10.43
Employment and Change in Control Agreement between Dime Community Bank and Stuart Lubow (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.44
Employment and Change in Control Agreement between Dime Community Bank and Conrad Gunther (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.45
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Tarvos Capital Partners USA LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.46
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Havemeyer Owner BB LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.47
Amendment Number Five to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.48
Amendment Number Six to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.49	Dime Community Bank KSOP, as amended and restated effective July 1, 2017

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 7, 2017	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: August 7, 2017	By: /s/ JAMES L. RIZZO
James L. Rizzo
Senior Vice President and Comptroller (Principal Financial Officer)