Form 10-Q
period 2017-09-30
DIME COMMUNITY BANCSHARES INC
filed 2017-11-07
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR

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

(718) 782-6200
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 7, 2017
$.01 Par Value	37,422,884

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “impact,” “intend,” “seek,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the “Holding Company,” and together with its direct and indirect subsidiaries, the “Company”) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control;
•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	the net interest margin is subject to material short-term fluctuation based upon market rates;
•	changes in deposit flows, loan demand or real estate values may adversely affect the business of Dime Community Bank (the “Bank”);
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws may adversely affect the Company’s business or financial condition;
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

•	the risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as updated by our Quarterly Reports on Form 10-Q.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	September 30, 2017	December 31, 2016
ASSETS:
Cash and due from banks	$173,060	$113,503
Investment securities held-to-maturity (estimated fair value of $7,296 at December 31, 2016) (Fully unencumbered)	-	5,378
Investment securities available-for-sale, at fair value (Fully unencumbered)	4,034	3,895
Mortgage-backed securities (“MBS”) available-for-sale, at fair value (Fully unencumbered)	27,381	3,558
Trading securities	2,675	6,953
Loans:
Real estate, net	5,866,567	5,633,007
Commercial and industrial (“C&I”) loans	111,099	2,058
Other loans	1,092	1,357
Less allowance for loan losses	(22,007)	(20,536)
Total loans, net	5,956,751	5,615,886
Premises and fixed assets, net	22,968	18,405
Premises held for sale	1,379	1,379
Federal Home Loan Bank of New York (“FHLBNY”) capital stock	61,833	44,444
Bank Owned Life Insurance (“BOLI”)	87,982	86,328
Goodwill	55,638	55,638
Other assets	50,728	50,063
Total Assets	$6,444,429	$6,005,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to depositors:
Interest bearing deposits	$4,062,067	$4,097,992
Non-interest bearing deposits	309,126	297,434
Total deposits	4,371,193	4,395,426
Escrow and other deposits	117,765	103,001
FHLBNY advances	1,217,500	831,125
Subordinated notes payable, net	113,575	-
Trust Preferred securities payable	-	70,680
Other liabilities	38,359	39,330
Total Liabilities	5,858,392	5,439,562

Stockholders’ Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2017 and December 31, 2016)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,617,919 shares and 53,572,745 shares issued at September 30, 2017 and December 31, 2016, respectively, and 37,422,884 shares and 37,455,853 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	536	536
Additional paid-in capital	276,674	278,356
Retained earnings	524,237	503,539
Accumulated other comprehensive loss, net of deferred taxes	(4,711)	(5,939)
Unearned stock award common stock	(3,536)	(1,932)
Holding Company common stock held by Benefit Maintenance Plan (“BMP”)	(2,736)	(6,859)
Treasury stock, at cost (16,195,035 shares and 16,116,892 shares at September 30, 2017 and December 31, 2016, respectively)	(204,427)	(201,833)
Total Stockholders’ Equity	586,037	565,868
Total Liabilities And Stockholders’ Equity	$6,444,429	$6,005,430

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans secured by real estate	$51,621	$48,090	$153,233	$141,099
C&I loans	1,043	10	1,558	20
Other loans	19	18	55	56
MBS	27	2	55	6
Investment securities	108	129	462	567
Other short-term investments	811	707	2,139	2,089
Total interest income	53,629	48,956	157,502	143,837
Interest expense:
Deposits and escrow	9,408	8,635	28,424	23,026
Borrowed funds	5,763	4,974	15,080	15,223
Total interest expense	15,171	13,609	43,504	38,249
Net interest income	38,458	35,347	113,998	105,588
Provision for loan losses	23	1,168	1,520	1,589
Net interest income after provision for loan losses	38,435	34,179	112,478	103,999
Non-interest income:
Service charges and other fees	948	1,123	2,661	2,566
Net mortgage banking income	69	16	150	71
Net gain on securities and other assets	2,635	69	2,769	148
Net gain on the sale of premises held for sale	-	-	-	68,183
Income from BOLI	558	570	1,654	2,173
Other	73	293	574	976
Total non-interest income	4,283	2,071	7,808	74,117
Non-interest expense:
Salaries and employee benefits	8,593	8,616	27,577	26,132
Employee Stock Option Plan ("ESOP") & restricted stock award (“RSA”) benefit expense	353	815	1,030	2,539
Occupancy and equipment	3,492	3,250	10,620	8,992
Data processing costs	3,392	1,284	6,502	3,735
Marketing	1,467	922	4,399	3,278
Federal deposit insurance premiums	875	613	2,242	1,933
Loss from extinguishment of debt	1,272	-	1,272	-
Other	2,731	2,732	8,771	7,584
Total non-interest expense	22,175	18,232	62,413	54,193
Income before income taxes	20,543	18,018	57,873	123,923
Income tax expense	7,230	7,481	21,414	52,141
Net income	$13,313	$10,537	$36,459	$71,782

Earnings per Share:
Basic	$0.36	$0.29	$0.97	$1.95
Diluted	$0.35	$0.29	$0.97	$1.95

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$13,313	$10,537	$36,459	$71,782
Other comprehensive income:
Change in unrealized holding loss on securities held-to-maturity and transferred securities	1,235	21	1,299	62
Change in unrealized holding loss on securities available-for-sale	27	107	251	169
Change in pension and other postretirement obligations	355	425	1,012	1,275
Change in unrealized gain on derivatives	92	708	(326)	(249)
Other comprehensive gain before income taxes	1,709	1,261	2,236	1,257
Deferred tax expense	773	568	1,008	566
Other comprehensive income, net of tax	936	693	1,228	691
Total comprehensive income	$14,249	$11,230	$37,687	$72,473
See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
 (Dollars in thousands)

	Nine Months ended September 30, 2017
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of ESOP	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2017	37,455,853	$536	$278,356	$503,539	$(5,939)	$-	$(1,932)	$(6,859)	$(201,833)	$565,868
Net Income	-	-	-	36,459	-	-	-	-	-	36,459
Other comprehensive income, net of tax	-	-	-	-	1,228	-	-	-	-	1,228
Exercise of stock options	45,174	-	680	-	-	-	-	-	-	680
Release of shares, net of forfeitures	152,215	-	1,325	-	-	-	(2,874)	(170)	1,917	198
Stock-based compensation	-	-	-	-	-	-	1,270	-	-	1,270
Shares received to satisfy distribution of retirement benefits	(230,358)	-	(3,687)	-	-	-	-	4,293	(4,511)	(3,905)
Cash dividends declared and paid, net	-	-	-	(15,761)	-	-	-	-	-	(15,761)
Ending balance as of September 30, 2017	37,422,884	$536	$276,674	$524,237	$(4,711)	$-	$(3,536)	$(2,736)	$(204,427)	$586,037

	Nine Months ended September 30, 2016
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of ESOP	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2016	37,371,992	$533	$262,798	$451,606	$(8,801)	$(2,313)	$(2,271)	$(9,354)	$(198,251)	$493,947
Net Income	-	-	-	71,782	-	-	-	-	-	71,782
Other comprehensive loss, net of tax	-	-	-	-	691	-	-	-	-	691
Exercise of stock options, net of expired options	193,828	2	2,799	-	-	-	-	-	-	2,801
Release of shares, net of forfeitures	85,040	-	650	-	-	-	(807)	(222)	707	328
Stock-based compensation	-	-	980	-	-	173	775	-	349	2,277
Shares received to satisfy distribution of retirement benefits	(107,008)	-	(2,717)	-	-	-	-	2,717	(1,820)	(1,820)
Tax benefit from market valuation adjustment on distribution of ESOP shares	-	-	717	-	-	-	-	-	-	717
Cash dividends declared and paid, net	-	-	-	(15,432)	-	-	-	-	-	(15,432)
Ending balance as of September 30, 2016	37,543,852	$535	$265,227	$507,956	$(8,110)	$(2,140)	$(2,303)	$(6,859)	$(199,015)	$555,291

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,459	$71,782
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain recognized on trading securities	(162)	-
Net gain on held-to-maturity securities	(2,607)	(108)
Net gain on the sale of other real estate owned (“OREO”)	-	(40)
Net gain on sale of premises held for sale	-	(68,183)
Net depreciation, amortization and accretion	2,697	1,611
Stock plan compensation (excluding ESOP)	1,270	1,435
ESOP compensation expense	-	842
Provision for loan losses	1,520	1,589
Loss from extinguishment of debt	1,272	-
Increase in cash surrender value of BOLI	(1,654)	(1,689)
Income recognized from mortality benefit on BOLI	-	(484)
Deferred income tax provision (credit)	(2,869)	(1,993)
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	(60)	(78)
Excess tax benefit from stock benefit plans	-	(142)
Changes in assets and liabilities:
Decrease (increase) in other assets	(351)	2,999
Decrease in other liabilities	(10)	(1,220)
Net cash provided by Operating activities	35,505	6,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities held to maturity	9,167	-
Purchases of investment securities available-for-sale	(53)	(2)
Proceeds from sales of investment securities available-for-sale	240	-
Purchases of MBS available-for-sale	(23,995)	(3,267)
Proceeds from calls and principal repayments of MBS available-for-sale	38	45
Purchases of trading securities	(189)	(229)
Proceeds from the sales of trading securities	4,629	3,648
Purchases of loans	-	(157,782)
Proceeds from the sale of loans	4,471	-
Loans originated, net of repayments	(346,856)	(635,662)
Proceeds from sale of OREO	-	170
Proceeds from surrender of cash surrender value of BOLI	-	1,425
Net proceeds from the sale of premises held for sale	-	75,899
Net purchases of fixed assets	(7,024)	(2,397)
Redemption (purchase) of FHLBNY capital stock, net	(17,345)	11,974
Net cash used in Investing Activities	(376,917)	(706,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to depositors	(24,233)	974,954
Increase in escrow and other deposits	14,764	40,179
Repayments of FHLBNY advances	(3,044,575)	(2,892,500)
Proceeds from FHLBNY advances	3,430,950	2,607,900
Proceeds from exercise of stock options	680	2,900
Excess tax benefit from stock benefit plans	-	142
Release of stock for benefit plan awards	198	250
BMP ESOP shares received to satisfy distribution of retirement benefits	(3,905)	(1,820)
Cash dividends paid to stockholders	(15,761)	(15,432)
Repayments of Trust Preferred securities	(70,680)	-
Proceeds from Subordinated debt issuance, net	113,531	-
Net cash provided by Financing Activities	400,969	716,573
INCREASE IN CASH AND CASH EQUIVALENTS	59,557	16,716
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,503	64,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,060	$80,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$26,415	$43,525
Cash paid for interest	42,794	38,216
Transfer of premises to held for sale	-	1,379
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	50	36
Net decrease in non-credit component of OTTI	20	25
Transfer of portfolio loans to loans held-for-sale	4,471	-
Reductions for previous credit losses realized on securities sold	1,229	-

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

Dime Community Bancshares (the “Company” or the “Holding Company”), is a Delaware corporation headquartered in the Brooklyn Heights neighborhood of Brooklyn, New York. The Company was organized in 1996 and is registered as a savings and loan holding company with the Board of Governors of the Federal Reserve System pursuant to section 10(l) of the Home Owners’ Loan Act, as amended. As of September 30, 2017, the Holding Company’s only direct subsidiary was Dime Community Bank, a banking subsidiary that engages in commercial banking and financial services.  In 2004, the Company formed Dime Community Capital Trust I as a subsidiary, which issued $72,165 of 7.0% trust preferred securities. During the three-month period ended September 30, 2017, the Company fully redeemed the outstanding balance of $70,680, and dissolved the trust.  The Company also dissolved 842 Manhattan Ave Corp. during the three-month period ended September 30, 2017 as this subsidiary was inactive. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “DCOM.”

Dime Community Bank, a New York-chartered stock savings bank formerly known as The Dime Savings Bank of Williamsburgh, was founded in 1864 and operates 27 full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to a lesser extent, commercial and industrial (“C&I”) loans, mortgage-backed securities, obligations of the U.S. government and government sponsored enterprises (“GSEs”), and corporate debt and equity securities. The substantial majority of the Bank’s lending occurs in the greater New York City metropolitan area. The Bank has four active subsidiaries, including two real estate investment trusts that hold one-to-four family and multifamily residential and commercial real estate loans; Dime Insurance Agency, which engages in general insurance agency activities; and Boulevard Funding Corporation, which holds and manages real estate.

2.	SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2017 and December 31, 2016, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and the changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2017 and 2016.  The results of operations for the three-month and nine-month period ended September 30, 2017 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2017.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”).

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Please see “Part I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of areas in the accompanying unaudited condensed consolidated financial statements utilizing significant estimates.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 and notes thereto contained in our Annual Report on Form 10-K.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 impacts any entity that either enters into contracts with customers to transfer goods or services, or that enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance or lease contracts).  Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration - Reporting Revenue Gross Versus Net. The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU affect the guidance in ASU 2014-09, which is not yet effective.  Both ASU 2014-09 and the amendment are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  We do not expect the new standard, or any of the amendments, to have a material impact to the consolidated financial statements as the majority of the Company’s revenue streams are not within the scope of Topic 606. The Company will continue evaluating the potential impact of ASU 2014-09 and the amendments on its consolidated financial statements and disclosures until its assessment has been finalized.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350).  ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company expects to early adopt this standard in the next goodwill impairment test analysis for the year ended December 31, 2017. The adoption of ASU 2017-04 is currently not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-02 refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. The provisions in the amendment create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The amendment also makes certain targeted improvements to simplify the application of hedge accounting guidance. provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted. The adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

4.	OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held- to-Maturity and Transferred Securities	Securities Available-for- Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2017	$(713)	$(92)	$(6,910)	$1,776	$(5,939)
Other comprehensive income (loss) before reclassifications	39	133	-	(313)	(141)
Amounts reclassified from accumulated other comprehensive loss	674	-	560	135	1,369
Net other comprehensive income (loss) during the period	713	133	560	(178)	1,228
Balance as of September 30, 2017	$-	$41	$(6,350)	$1,598	$(4,711)

Balance as of January 1, 2016	$(760)	$(122)	$(7,919)	$-	$(8,801)
Other comprehensive income (loss) before reclassifications	36	98	702	(163)	673
Amounts reclassified from accumulated other comprehensive loss	-	-	-	18	18
Net other comprehensive income (loss) during the period	36	98	702	(145)	691
Balance as of September 30, 2016	$(724)	$(24)	$(7,217)	$(145)	$(8,110)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below.  Reclassification adjustments related to securities held-to-maturity are included in the line entitled net gain on securities and other assets in the accompanying condensed consolidated statements of income. Reclassification adjustments related to the defined benefit plan are included in the line entitled salaries and employee benefits. Reclassification adjustments related to the derivatives are included in the line entitled interest expense on borrowed funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion of previously recognized non-credit component of OTTI	$3	$9	$20	$25
Change in unrealized loss on securities transferred to held-to-maturity	3	12	50	37
Reclassification adjustment for net gains included in net gain on securities and other assets	1,229	-	1,229	-
Net change	1,235	21	1,299	62
Tax expense	558	7	586	26
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	677	14	713	36
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized gain during the period	27	107	251	169
Tax expense	19	43	118	71
Net change in unrealized holding gain on securities available-for-sale	8	64	133	98
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in salaries and employee benefits expense	355	425	1,012	1,275
Tax expense	160	191	452	573
Net change in pension and other postretirement obligations	195	234	560	702
Change in unrealized loss on derivatives:
Change in net unrealized loss during the period	24	717	(573)	(281)
Reclassification adjustment for expense included in interest expense	68	(9)	247	32
Net change	92	708	(326)	(249)
Tax expense (benefit)	36	327	(148)	(104)
Net change in unrealized loss on derivatives	56	381	(178)	(145)
Other comprehensive income	$936	$693	$1,228	$691

5.	EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into common stock, and likely aggregate Long-term Incentive Plan (“LTIP”) share payout.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares, and (until the period ended September 30, 2016) unallocated ESOP shares, are excluded.  Vested RSA shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested RSA shares and LTIP shares not yet awarded are recognized as a special class of participating securities under ASC 260.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income per the Consolidated Statements of Income	$13,313	$10,537	$36,459	$71,782
Less: Dividends paid and earnings allocated to participating securities	(34)	(26)	(97)	(85)
Income attributable to common stock	$13,279	$10,511	$36,362	$71,697
Weighted average common shares outstanding, including participating securities	37,528,933	36,910,594	37,627,568	36,904,324
Less: weighted average participating securities	(162,074)	(168,767)	(169,797)	(209,152)
Weighted average common shares outstanding	37,366,859	36,741,827	37,457,771	36,695,172
Basic EPS	$0.36	$0.29	$0.97	$1.95
Income attributable to common stock	$13,279	$10,511	$36,362	$71,697
Weighted average common shares outstanding	37,366,859	36,741,827	37,457,771	36,695,172
Weighted average common equivalent shares outstanding	74,996	46,480	79,045	61,446
Weighted average common and equivalent shares outstanding	37,441,855	36,788,307	37,536,816	36,756,618
Diluted EPS	$0.35	$0.29	$0.97	$1.95

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no “out-of-the-money” stock options during the three-month or nine-month periods ended September 30, 2017.  There were 79,783 and 79,927 weighted-average stock options outstanding for the three-month and nine-month periods ended September 30, 2016, respectively, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period.

For information about the calculation of expected aggregate LTIP share payout, see Note 6.

6.	ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (“2013 Equity Plan”) (collectively, the “Stock Plans”), which are discussed more fully in Note 15 to the Company’s audited consolidated financial statements for the year ended December 31, 2016, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the nine-month period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	209,254	$15.48
Options granted	-	-
Options exercised	(45,174)	15.09
Options outstanding at September 30, 2017	164,080	$15.59	1.9	$969
Options vested and exercisable at September 30, 2017	164,080	$15.59	1.9	$969

Information related to stock options during each period is as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2017	2016	2017	2016
Cash received for option exercise cost	$54	$2,900	$680	$2,900
Income tax benefit recognized on stock option exercises(1)	-	64	69	64
Intrinsic value of options exercised	10	-	286	732
(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January, 1, 2017, income tax benefits were recognized through additional paid in capital.

There were no grants of stock options during the three-month or nine-month periods ended September 30, 2017 or 2016. All stock options are fully vested at both September 30, 2017 and 2016.

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

The following table presents a summary of activity related to the RSAs granted, and changes during the nine-month period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2017	152,409	$16.56
Shares granted	121,857	19.60
Shares vested	(84,019)	16.36
Shares forfeited	(30,578)	17.56
Unvested allocated shares at September 30, 2017	159,669	$18.80

All awards were made at the fair value of the Holding Company’s common stock (i.e., the closing price on the NASDAQ market as of the close of business) on the award date. Compensation expense is based upon the fair value of the shares on the respective dates of the grant.

Information related to RSAs during each period is as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation expense recognized	$353	$366	$1,019	$1,195
Income tax benefit recognized on vesting of RSA(1)	3	-	119	78
(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January, 1, 2017, income tax benefits were recognized through additional paid in capital.

As of September 30, 2017, unrecognized compensation cost relating to unvested restricted shares totaled $2,403. This amount will be recognized over a remaining weighted average period of 2.8 years.

Performance Based Equity Awards

The Company established the LTIP, a long term incentive award program for certain officers, which meets the criteria for equity-based accounting.  For each award, threshold (50% of target), target (100% of target) and maximum (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently.  Shares of the Holding Company’s common stock are issued on the grant date and held as unvested stock awards until the end of the performance period. They are issued at the maximum opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

The following table presents a summary of activity related to performance based equity awards, and changes during the three-month period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2017	24,730	$17.35
Shares granted	71,976	19.75
Shares forfeited	(21,012)	18.94
Maximum aggregate share payout at September 30, 2017	75,694	$19.19
Minimum aggregate share payout	-	-
Expected aggregate share payout	45,039	$19.43

Compensation expense recorded for performance based equity awards was $79 and $19 for the three-month periods ended September 30, 2017 and 2016, respectively.  Compensation expense recorded for performance based equity awards was $251 and $67 for the nine-month periods ended September 30, 2017 and 2016, respectively.

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

The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

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

The Bank had no loans classified as doubtful as of September 30, 2017 or December 31, 2016. All real estate and C&I loans not classified as Special Mention or Substandard were deemed pass loans at both September 30, 2017 and December 31, 2016.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$65,182	$180	$1,157	$-	$66,519
Multifamily residential and residential mixed use	4,781,016	3,403	2,872	-	4,787,291
Commercial mixed use real estate	410,363	-	4,936	-	415,299
Commercial real estate	582,766	848	4,729	-	588,343
ADC	9,115	-	-	-	9,115
Total real estate	5,848,442	4,431	13,694	-	5,866,567
C&I	111,099	-	-	-	111,099
Total Real Estate and C&I	$5,959,541	$4,431	$13,694	$-	$5,977,666

	Balance at December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$72,325	$212	$1,485	$-	$74,022
Multifamily residential and residential mixed use	4,589,838	3,488	7,200	-	4,600,526
Commercial mixed use real estate	398,139	535	5,465	-	404,139
Commercial real estate	546,568	525	7,227	-	554,320
Total Real Estate	$5,606,870	$4,760	$21,377	$-	$5,633,007

The credit risk profile of C&I loans as of December 31, 2016 was included in the analysis of consumer loans. For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at September 30, 2017	Balance at December 31, 2016(1)
Performing	$1,090	$3,414
Non-accrual	2	1
Total	$1,092	$3,415
(1)
Included in the balance of consumer loans at December 31, 2016 are $2,058 of C&I loans. Subsequent to December 31, 2016, C&I loans were evaluated based on risk ratings and included in the preceding credit risk profile table.

The following is a breakdown of the past due status of the Company’s investment in loans (excluding accrued interest) as of the dates indicated:

	At September 30, 2017
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$-	$81	$371	$708	$1,160	$65,359	$66,519
Multifamily residential and residential mixed use	-	-	-	-	-	4,787,291	4,787,291
Commercial mixed use real estate	-	-	523	96	619	414,680	415,299
Commercial real estate	-	-	2,412	-	2,412	585,931	588,343
ADC	-	-	-	-	-	9,115	9,115
Total real estate	$-	$81	$3,306	$804	$4,191	$5,862,376	$5,866,567
C&I	$-	$-	$160	$-	$160	$110,939	$111,099
Consumer	$3	$-	$-	$2	$5	$1,087	$1,092
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2017.

	At December 31, 2016
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$188	$-	$1,513	$1,012	$2,713	$71,309	$74,022
Multifamily residential and residential mixed use	-	-	1,557	2,675	4,232	4,596,294	4,600,526
Commercial mixed use real estate	-	-	-	549	549	403,590	404,139
Commercial real estate	1,732	-	-	-	1,732	552,588	554,320
Total real estate	$1,920	$-	$3,070	$4,236	$9,226	$5,623,781	$5,633,007
C&I	$-	$-	$-	$-	$-	$2,058	$2,058
Consumer	$-	$-	$-	$1	$1	$1,356	$1,357
(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2016.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on nine real estate and C&I loans with an aggregate outstanding balance of $3,466 at September 30, 2017, and four real estate loans with an aggregate outstanding balance of $3,070 at December 31, 2016, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings (“TDRs”)

The following table summarizes outstanding TDRs by underlying collateral types as of the dates indicated:

	As of September 30, 2017		As of December 31, 2016
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	2	$395	2	$407
Multifamily residential and residential mixed use	3	629	3	658
Commercial mixed use real estate	1	4,197	1	4,261
Commercial real estate	1	3,313	1	3,363
Total real estate	7	$8,534	7	$8,689

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank’s determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations. There were no TDRs on non-accrual status at September 30, 2017 or December 31, 2016.

The Company has not restructured any C&I or consumer loans, as these loan portfolios have not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both September 30, 2017 and December 31, 2016.

There were no loans modified in a manner that met the criteria of a TDR during the three-month ended September 30, 2017 or 2016, respectively, or the nine-month period ended September 30, 2017.  The Company modified one one-to-four family residential loan in a manner that met the criteria of a TDR during the nine-month period ended September 30, 2016.

The Bank’s allowance for loan losses at September 30, 2017 and December 31, 2016 did not reflect any allocated reserve associated with TDRs.

As of September 30, 2017 and December 31, 2016, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month or nine-month periods ended September 30, 2017 or 2016 (thus no impact to the allowance for loan losses during those periods).

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

The allowance for loan losses may consist of specific and general components. At September 30, 2017, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) non-impaired pass graded loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Due to their small homogeneous balances, consumer loans were not individually evaluated for impairment as of either September 30, 2017 or December 31, 2016.

Impaired Loan Component

All multifamily residential, mixed use, commercial real estate, ADC and C&I loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  In addition, all condominium or cooperative apartment and one-to-four family residential real estate loans in excess of the FNMA Limits are individually evaluated for impairment.  Impairment is typically measured using the difference between the outstanding loan principal balance and either: (1) the likely realizable value of a note sale; (2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or (3) the present value of estimated future cash flows (using the loan’s pre-modification rate in the case of some performing TDRs).  For impaired loans on non-accrual status, either of the initial two measurements is utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At September 30, 2017 and December 31, 2016, there were no allocated reserves related to TDRs within the allowance for loan losses.

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

(iii) Underwriting standards or experience - Underwriting standards are reviewed to ensure that changes in the Bank’s lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Loss expectations associated with changes in the Bank’s lending policies and practices, if any, are then incorporated into the methodology.

(iv) Loan concentrations - The Bank regularly reviews its loan concentrations (borrower, collateral type, location, etc.) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

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

All non-impaired Substandard loans were deemed sufficiently well secured and performing to have remained on accrual status both prior and subsequent to their downgrade to the Substandard internal loan grade at September 30, 2017.

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

Reserve for Loan Commitments

At both September 30, 2017 and December 30, 2016, respectively, the Bank maintained a reserve of $25,000 associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended September 30, 2017
		Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I
Beginning balance	$122	$17,372	$1,411	$2,034	$6	$20,945	$1,023	$17
Provision (credit) for loan losses	(7)	(709)	37	49	8	(622)	643	2
Charge-offs	(2)	(12)	-	-	-	(14)	-	-
Recoveries	2	11	-	-	-	13	-	-
Ending balance	$115	$16,662	$1,448	$2,083	$14	$20,322	$1,666	$19

	At or for the Three Months Ended September 30, 2016
	Real Estate Loans					Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$192	$14,826	$1,684	$2,187	$18,889	$20
Provision (credit) for loan losses	(48)	1,293	36	(115)	1,166	2
Charge-offs	(4)	(14)	(8)	-	(26)	(2)
Recoveries	-	-	-	-	-	-
Ending balance	$140	$16,105	$1,712	$2,072	$20,029	$20

	At or for the Nine Months Ended September 30, 2017
		Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I
Beginning balance	$145	$16,555	$1,698	$2,118	$-	$20,516	$-	$20
Provision (credit) for loan losses	(30)	155	(254)	(35)	14	(150)	1,666	4
Charge-offs	(15)	(104)	-	-	-	(119)	-	(5)
Recoveries	15	56	4	-	-	75	-	-
Ending balance	$115	$16,662	$1,448	$2,083	$14	$20,322	$1,666	$19

	At or for the Nine Months Ended September 30, 2016
	Real Estate Loans					Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate
Beginning balance	$263	$14,118	$1,652	$2,461	$18,494	$20
Provision (credit) for loan losses	(94)	2,024	70	(412)	1,588	1
Charge-offs	(31)	(74)	(10)	-	(115)	(2)
Recoveries	2	37	-	23	62	1
Ending balance	$140	$16,105	$1,712	$2,072	$20,029	$20

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At September 30, 2017
		Real Estate Loans					C&I	Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	ADC	Total Real Estate
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	115	16,662	1,448	2,083	14	20,322	1,666	19
Total ending allowance balance	$115	$16,662	$1,448	$2,083	$14	$20,322	$1,666	$19

Loans:
Individually evaluated for impairment	$395	$629	$4,293	$3,313	$-	$8,630	$-	$-
Collectively evaluated for impairment	66,124	4,786,662	411,006	585,030	9,115	5,857,937	111,099	1,092
Total ending loans balance	$66,519	$4,787,291	$415,299	$588,343	$9,115	$5,866,567	$111,099	$1,092

	At December 31, 2016
	Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	Total Real Estate	C&I
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	145	16,555	1,698	2,118	20,516	-	20
Total ending allowance balance	$145	$16,555	$1,698	$2,118	$20,516	$-	$20

Loans:
Individually evaluated for impairment	$407	$3,333	$4,810	$3,363	$11,913	$-	$-
Collectively evaluated for impairment	73,615	4,597,193	399,329	550,957	5,621,094	2,058	1,357
Total ending loans balance	$74,022	$4,600,526	$404,139	$554,320	$5,633,007	$2,058	$1,357

There were no impaired real estate loans with a related allowance recorded as of September 30, 2017 or December 31, 2016.  The following tables summarize impaired real estate loans with no related allowance recorded as of the dates indicated (by collateral type within the real estate loan segment):

	At September 30, 2017			At December 31, 2016
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance

With no related allowance recorded:
One-to-Four Family Residential, Including Condominium and Cooperative Apartment	$395	$395	$-	$407	$407	$-
Multifamily Residential and Residential Mixed Use	629	629	-	3,333	3,333	-
Commercial Mixed Use Real Estate	4,293	4,293	-	4,810	4,810	-
Commercial Real Estate	3,313	3,313	-	3,363	3,363	-
Total with no related allowance recorded	$8,630	$8,630	$-	$11,913	$11,913	$-
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded:
One-to-Four Family Residential, Including Condominium and Cooperative Apartment	$397	$7	$412	$6	$400	$21	$452	$47
Multifamily Residential and Residential Mixed Use	1,943	13	3,643	99	2,623	75	2,310	138
Commercial Mixed Use Real Estate	4,306	43	4,404	43	4,539	131	4,383	131
Commercial Real Estate	3,321	33	3,388	34	3,339	100	3,456	102
Ending balance	$9,967	$96	$11,847	$182	$10,901	$327	$10,601	$418
(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

9.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company (excluding trading securities) as of the dates indicated:

	At September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Registered Mutual Funds	$3,824	$262	$(52)	$4,034
Pass-through MBS issued by GSEs	16,739	12	(67)	16,684
Agency Collateralized Mortgage Obligation (“CMO”)	10,766	1	(70)	10,697
Total investment securities available for sale	$31,329	$275	$(189)	$31,415

	At December 31, 2016
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
TRUP CDOs	$5,378	$2,221	$(303)	$7,296

Investment securities available-for-sale:
Registered Mutual Funds	4,011	62	(178)	3,895
Pass-through MBS issued by GSEs	360	12	-	372
CMO	3,247	-	(61)	3,186
Total investment securities available-for-sale	7,618	74	(239)	7,453
Total investment securities	$12,996	$2,295	$(542)	$14,749
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

At September 30, 2017, available-for-sale pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 19.7 years and a weighted average estimated duration of 3.2 years.  As of September 30, 2017, the available-for-sale agency CMO securities had a weighted average term to maturity of 16.7 years and a weighted average estimated duration of 2.3 years.

During the three-month period ended September 30, 2017, the Company sold its entire portfolio of investment securities held-to-maturity consisting of six TRUP CDO securities, of which five were deemed to be OTTI. The TRUP CDO portfolio was sold as part of the Company’s strategy to diversify of the Company’s balance sheet and take advantage of investment opportunities. The Company does not intent to classify any securities as held-to-maturity for the foreseeable future. The amortized cost of the TRUP CDO portfolio was $5,331 at the time of the sale. The amortized cost represents the purchase amortized/historical cost less $8,553 of OTTI charges previously recognized and $705 of the unamortized portion of  unrealized losses that were recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity). As a result of the sale, the pre-tax balances of both the unamortized portion of the unrealized losses at transfer to held-to-maturity of $705 and the unamortized portion of previous credit losses of $524 were reclassified out of accumulated comprehensive loss during the three and nine month periods ended September 30, 2017.  Gross proceeds from the sale of the TRUP CDOs were $9,167 for the three and nine month periods ended September 30, 2017. Gross gains of $3,048 and gross losses of $441 were recognized on these sales. There were no sales of held-to-maturity securities during the three or nine month periods ended September 30, 2016.

There were no sales of pass-through MBS issued by GSEs during the three-month or nine-month periods ended September 30, 2017 or 2016.  There were no sales of agency collateralized mortgage obligation securities during the three-month or nine-month periods ended September 30, 2017 or 2016.

The Company holds both registered mutual funds (as investment securities available-for-sale) and trading securities as the underlying investments of the BMP, held in a rabbi trust. The Company may sell either registered mutual funds or trading securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gains or losses recognized from the sales of registered mutual funds.  A summary of the sales of registered mutual funds and trading securities is listed below for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment securities available-for-sale (Registered Mutual Funds):
Proceeds	$137	$-	$240	$-
Trading securities:
Proceeds	$85	$-	$4,629	$3,648
Gross gains	3	-	66	3
Gross losses	-	-	25	45

The remaining gain or loss on securities shown in the unaudited condensed consolidated statements of income during those periods resulted from market valuation changes or sales of trading securities.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Registered Mutual Funds	$1,074	$21	$1,574	$31	$2,648	$52
Pass through MBS issued by GSEs	16,349	67	-	-	16,349	67
Agency CMO	5,064	15	3,133	55	8,197	70

	December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUP CDOs	$-	$-	$2,439	$303	$2,439	$303

Investment securities available-for-sale:
Registered Mutual Funds	1,308	47	1,747	131	3,055	178
Agency CMO	3,186	61	-	-	3,186	61

TRUP CDOs That Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

The Company sold its TRUP CDOs portfolio during the three-month period ended September 30, 2017.  At December 31, 2016, there were two TRUP CDOs with unrealized holding losses for 12 or more consecutive months. The impairment of one of those TRUP CDOs was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following:

•
Based upon an internal review of the collateral backing the TRUP CDO portfolio, which accounted for current and prospective deferrals, the securities could reasonably be expected to continue making all contractual payments

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

TRUP CDOs with Other than Temporary Impairment

As of each reporting period through June 30, 2017, the Company applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUPs and/or to measure, for TRUP CDOs that were determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  The Company sold its entire TRUP CDO portfolio during the three-month period ended September 30, 2017. As of the date of the sale of the TRUP CDO portfolio, five TRUP CDOs were determined to meet the criteria for OTTI based upon this analysis, and no additional OTTI charges were recognized.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company’s TRUP CDOs, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income for the period ended:

	Three Months Ended September 30,
	2017			2016
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,561	$527	$9,088	$8,665	$562	$9,227
Amortization of previously recognized OTTI	(8)	(3)	(11)	(26)	(9)	(35)
Reductions for previous credit losses realized on securities sold during the year	(8,553)	(524)	(9,077)	-	-	-
Cumulative pre-tax balance at end of the period	$-	$-	$-	$8,639	$553	$9,192

	Nine Months Ended September 30,
	2017			2016
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,613	$544	$9,157	$8,717	$578	$9,295
Amortization of previously recognized OTTI	(60)	(20)	(80)	(78)	(25)	(103)
Reductions for previous credit losses realized on securities sold during the year	(8,553)	(524)	(9,077)	-	-	-
Cumulative pre-tax balance at end of the period	$-	$-	$-	$8,639	$553	$9,192

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three-month and nine-month periods ended September 30, 2017 and 2016, such derivatives were used to hedge the variability in cash flows associated with wholesale borrowings, i.e., FHLBNY advances.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness during the three-month or nine-month periods ended September 30, 2017 or 2016.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are paid on the Company’s liabilities.  During the next twelve months the Company estimates that $107 will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	At September 30, 2017				At December 31, 2016
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	7	$135,000	$2,973	$(50)	4	$90,000	$3,228	$-

Weighted average pay rates		1.46%				1.24%
Weighted average receive rates		1.32%				0.95%
Weighted average maturity		4.54 years				5.32 years

The table below presents the effect of the Company’s derivative financial instruments as the amount of gain or (loss) on the Consolidated Statements of Income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest rate products
Effective portion:
Amount of gain (loss) recognized in other comprehensive income	$24	$717	$(573)	$(281)
Amount of gain or (loss) reclassified from other comprehensive income into interest expense	(68)	(9)	(247)	32
Ineffective Portion:
Amount of gain or (loss) recognized in other non-interest expense	-	-	-	-

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

As of September 30, 2017, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,894. If the Company had breached any of the above provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended September 30, 2017.

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

Level 3 Inputs – Significant unobservable inputs for the asset or liability.  Significant unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  Significant unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following tables present the assets and liabilities measured at fair value on a recurring basis as of the dates indicated, segmented by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at September 30, 2017 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$435	$435	$-	$-
International Equity Mutual Funds	115	115	-	-
Fixed Income Mutual Funds	2,125	2,125	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,479	1,479	-	-
International Equity Mutual Funds	441	441	-	-
Fixed Income Mutual Funds	2,114	2,114	-	-
Pass-through MBS issued by GSEs	16,684	-	16,684	-
Agency CMOs	10,697	-	10,697	-
Derivative – interest rate product	2,973	-	2,973	-

Financial Liabilities
Derivative – interest rate product	$50	$-	$50	$-

		Fair Value Measurements at December 31, 2016 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$873	$873	$-	$-
International Equity Mutual Funds	213	213	-	-
Fixed Income Mutual Funds	5,867	5,867	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,356	1,356	-	-
International Equity Mutual Funds	377	377	-	-
Fixed Income Mutual Funds	2,162	2,162	-	-
Pass-through MBS issued by GSEs	372	-	372	-
Agency CMOs	3,186	-	3,186	-
Derivative – interest rate product	3,228	-	3,228	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of September 30, 2017 and December 31, 2016. Obtaining market values as of September 30, 2017 and December 31, 2016 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

There were no assets measured at fair value on a non-recurring basis as of September 30, 2017 or December 31, 2016.

Impaired Loans - Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank’s impaired loans at September 30, 2017 and December 31, 2016 were collateralized by real estate and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input).  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

As of September 30, 2017 and December 31, 2016, there were no impaired loans measured at fair value.

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at September 30, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at September 30, 2017 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$173,060	$173,060	$-	$-	$173,060
Loans, net	5,956,751	-	-	5,946,931	5,946,931
Accrued interest receivable	16,793	-	58	16,735	16,793
FHLBNY capital stock	61,833	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,345,693	3,345,693	-	-	3,345,693
Certificates of Deposits (“CDs”)	1,025,500	-	1,027,592	-	1,027,592
Escrow and other deposits	117,765	117,765	-	-	117,765
FHLBNY Advances	1,217,500	-	1,215,706	-	1,215,706
Subordinated debt, net	113,575	-	115,875	-	115,875
Accrued interest payable	2,759	-	2,759	-	2,759

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$113,503	$113,503	$-	$-	$113,503
TRUP CDOs	5,378	-	-	7,296	7,296
Loans, net	5,615,886	-	-	5,609,034	5,609,034
Accrued interest receivable	15,647	-	11	15,636	15,647
FHLBNY capital stock	44,444	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,346,961	3,346,961	-	-	3,346,961
CDs	1,048,465	-	1,054,131	-	1,054,131
Escrow and other deposits	103,001	103,001	-	-	103,001
FHLBNY Advances	831,125	-	831,951	-	831,951
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,080	-	2,080	-	2,080

Cash and Due From Banks – The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

TRUP CDOs Held to Maturity – At December 31, 2016 the Company owned seven TRUP CDOs classified as held-to-maturity. As a result of improved marketplace stability and enhanced trading activity, broker quotations became the sole valuation source utilized to estimate the fair value of TRUP CDOs as of December 31, 2016. Despite improvement in the overall marketplace conditions, unobservable data was still deemed to have been utilized in the broker quotation pricing, warranting a determination of Level 3 valuation for these securities at December 31, 2016.  The Company sold its TRUP CDO portfolio as of September 30, 2017.

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

Trust Preferred Securities Payable – At December 31, 2016, the fair value of trust preferred securities payable is estimated using discounted cash flow analyses based on then current borrowing rates for similar types of borrowing arrangements (deemed a Level 2 valuation), and is provided to the Company quarterly independently by a market maker in the underlying security.  The Company redeemed its trust preferred securities as of September 30, 2017.

Accrued Interest Payable – The estimated fair value of accrued interest payable approximates its carrying amount, and is deemed to be valued at an input level comparable to its underlying financial liability.

12.   RETIREMENT AND POSTRETIREMENT PLANS

The Holding Company or the Bank maintains the Retirement Plan of Dime Community Bank (the “Employee Retirement Plan”), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the “Outside Director Retirement Plan”), the BMP, and the Postretirement Welfare Plan of Dime Community Bank (the “Postretirement Plan”).  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30,
	2017		2016
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$-
Interest cost	329	14	343	16
Expected return on assets	(395)	-	(383)	-
Unrecognized past service liability	-	(2)	-	(2)
Amortization of unrealized loss (gain)	358	(1)	428	(1)
Net periodic cost	$292	$11	$388	$13

	Nine Months Ended September 30,
	2017		2016
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$-
Interest cost	987	42	1,028	47
Expected return on assets	(1,185)	-	(1,149)	-
Unrecognized past service liability	-	(6)	-	(6)
Amortization of unrealized loss (gain)	1,076	(3)	1,284	(3)
Net periodic cost	$878	$33	$1,163	$38

The Company disclosed in its consolidated financial statements for the year ended December 31, 2016 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2017 as follows: Employee Retirement Plan - $15, Outside Director Retirement Plan - $208, Postretirement Plan - $113, and BMP - $725.  The Company made contributions of $5 to the Employee Retirement Plan during the three months ended September 30, 2017, and $17 during the nine months ended September 30, 2017, which completes the anticipated contributions during 2017.  The Company made benefit payments of $64 on behalf of the Outside Director Retirement Plan during the three months ended September 30, 2017, and $161 during the nine months ended September 30, 2017, and expects to make the remainder of the estimated net contributions or benefit payments during 2017. The Company made benefit payments totaling $48 on behalf of the Postretirement Plan during the three months ended September 30, 2017, and $125 during the nine months ended September 30, 2017, and expects to make any additional contributions or benefit payments required for 2017.  The Company made benefit payments totaling $136 on behalf of the BMP during the three month period ended September 30, 2017, and $240 during nine months ended September 30, 2017, and expects to make $137 of the remaining anticipated benefit payments during 2017.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans.  During the three-month period ended September 30, 2017, in addition to benefit payments from the defined benefit plan component of the BMP discussed above, two retired participants elected gross lump-sum distributions of $11,708.  The distribution was satisfied by 360,822 shares of common stock (market value of $7,068) held by the ESOP component of the BMP and cash of $4,591 held by the defined contribution plan components of the BMP.  As a result of the distribution, a non-cash tax benefit of $1,322 was recognized for the difference between market value and cost basis of the common stock held by the BMP. Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09.

13.   SUBORDINATED NOTES PAYABLE

During the nine months ended September 30, 2017, the Holding Company issued $115,000 of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022.  The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears.  Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the Consolidated Statements of Financial Condition.

14.   TRUST PREFERRED SECURITIES PAYABLE

On March 19, 2004, the Holding Company completed an offering of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering. The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and became callable without penalty at any time on or after April 15, 2009.  The outstanding balance of the trust preferred securities was $70,680 at December 31, 2016.

During the three months ended September 30, 2017, the Company redeemed its $70,680 of trust preferred securities borrowings at par from third parties. The Company recognized a $1,272 loss from extinguishment of debt from the acceleration of the remaining unamortized deferred origination costs.

15.   INCOME TAXES

During the three months ended September 30, 2017 and 2016, the Company’s consolidated effective tax rates were 35.2% and 41.5%, respectively.  During the nine months ended September 30, 2017 and 2016, the Company’s consolidated effective tax rates were 37.0% and 42.1%, respectively.  The higher consolidated tax rate during the three-month and nine-month periods ended September 30, 2016 was primarily the result of a $68,183 gain on sale of real estate transaction during the nine month period ended September 30, 2016.  Additionally, during the three-month period ended September 30, 2017, the Company recognized an income tax benefit of $1,322 from the distribution of retirement benefits from the BMP taken as discrete items.  The income tax benefit was partially offset by deferred tax expense of $476 to adjust the Company’s deferred tax asset during the three-month period ended September 30, 2017. There were no other significant unusual income tax items during the three-month or nine-month periods ended either September 30, 2017 or 2016.

16.   PREMISES HELD FOR SALE

On March 16, 2016, the Bank completed the sale of premises held for sale with an aggregate recorded balance of $8,799 at December 31, 2015.  A gain of $68,183 was recognized on this sale.

During the three months ended March 31, 2016, the Bank re-classified certain real estate utilized as a retail branch and principal office of the Company and the Bank to premises held for sale. The aggregate recorded balance of the premises held for sale was $1,379 at September 30, 2017, the outstanding balance upon transfer. On April 14, 2016, a Purchase and Sale Agreement was executed for the property, for a sale price of $12,300. The sale is expected to close in November 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares (the “Company”), is a Delaware corporation headquartered in the Brooklyn Heights neighborhood of Brooklyn, New York. The Company was organized in 1996 and is registered as a savings and loan holding company with the Board of Governors of the Federal Reserve System pursuant to section 10(l) of the Home Owners’ Loan Act, as amended. As of September 30, 2017, the Holding Company's direct subsidiary was Dime Community Bank, a banking subsidiary that engages in commercial banking and financial services.  In 2004, the Company formed Dime Community Capital Trust I as a subsidiary, which issued $72.2 million of 7.0% trust preferred securities. During the three-month period ended September 30, 2017, the Company fully redeemed the outstanding balance of $70.7 million, and dissolved the trust.  The Company also dissolved 842 Manhattan Ave Corp. during the three-month period ended September 30, 2017 as this subsidiary was inactive. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “DCOM.”

Dime Community Bank, a New York-chartered stock savings bank formerly known as The Dime Savings Bank of Williamsburgh, was founded in 1864 and operates 27 full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County, New York. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to a lesser extent, commercial and industrial (“C&I”) loans, mortgage-backed securities, obligations of the U.S. government and government sponsored enterprises, and corporate debt and equity securities. The substantial majority of the Bank’s lending occurs in the greater New York City metropolitan area. The Bank has four active subsidiaries, including two real estate investment trusts that hold one-to-four family and multifamily residential and commercial real estate loans; Dime Insurance Agency, which engages in general insurance agency activities; and Boulevard Funding Corporation, which holds and manages real estate.

Executive Summary

The Company’s primary business is the ownership of the Bank. The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its mortgage and C&I loans, as well as personal deposit accounts from its borrowers. The Bank launched an internet banking initiative, “DimeDirect,” in the second half of 2015. To date, deposits gathered through DimeDirect have primarily been money markets. The DimeDirect deposits are anticipated to carry lower administrative servicing costs than the Bank’s traditional retail deposits. Historically, the Bank’s primary lending strategy included the origination of, and investment in, mortgage loans secured by multifamily and mixed use properties, and, to a lesser extent, mortgage loans secured by commercial real estate properties, primarily located in the greater New York City metropolitan area. As part of its strategic plan for 2017 and beyond, the Bank is investing in the development of its Business Banking division, by adding products and services to serve both the credit and business banking needs in its footprint.

The Business Banking division is focused on total relationship banking and will enable the Bank to diversify its loan portfolio into areas such as C&I loans, Small Business Administration (“SBA”) loans (a portion of which is guaranteed by the SBA), small business loans, acquisition, land development and construction loans, finance loans and leases, one-to-four family loans and consumer loans. These business lines are intended to supplement core deposit growth and provide greater funding diversity. In the first quarter of 2017, the Bank hired seasoned commercial lenders, and bolstered its C&I lending and credit and administrative staff. During the three month period ended September 30, 2017, the Bank was approved as an SBA lender, better positioning the Business Banking division for future expansion. Since January 1, 2017, the Bank has grown its C&I portfolio to $111.1 million.

The Bank also purchases investment grade securities primarily for liquidity purposes. The Bank seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Recent Events

In June 2017, the Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which will become callable commencing in June 2022.  Interest will be paid semi-annually in arrears on each June 15 and December 15 at an initial fixed annual interest rate equal to 4.50%. The notes will mature on June 15, 2027. The Company used part of the net proceeds from the offering to redeem its $70.7 million of trust preferred securities, which had a 7.00% annual coupon in July 2017. See “Part I - Item 1. Condensed Consolidated Financial Statements – Note 13” and “Note 14” for details of the subordinated notes payable and trust preferred securities payable, respectively.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2017		2016		2017		2016
Per Share Data:
EPS (Diluted)	$0.35		$0.29		$0.97		$1.95
Cash dividends paid per share	0.14		0.14		0.42		0.42
Book value per share	15.66		14.79		15.66		14.79
Dividend Payout Ratio	40.00%		48.28%		43.30%		21.54%
Performance and Other Selected Ratios:
Return on average assets	0.85%		0.75%		0.79%		1.76%
Return on average common equity	9.14		7.63		8.43		17.89
Net interest spread	2.38		2.44		2.39		2.52
Net interest margin	2.53		2.59		2.56		2.69
Average interest earning assets to average interest bearing liabilities	115.62		116.14		116.38		116.87
Non-interest expense to average assets	1.41		1.29		1.35		1.33
Efficiency Ratio	55.29		48.82		52.43		48.66
Loan-to-Deposit ratio at End of Period	136.78		132.00		136.78		132.00
Effective Tax Rate	35.19		41.52		37.00		42.08
Asset Quality Summary:
Non-performing loans	$806		$3,875		$806		$3,875
Non-performing assets	806		5,155		806		5,155
Net charge-offs (recoveries)	1		29		49		54
Non-performing loans/Total loans	0.01%		0.07%		0.01%		0.07%
Non-performing assets/Total assets	0.01		0.09		0.01		0.09
Allowance for loan loss/Total loans	0.37		0.37		0.37		0.37
Allowance for loan loss/Non-performing loans	2730.40		517.39		2730.40		517.39
Earnings to Fixed Charges Ratios (1)
Including interest on deposits	2.31	x	2.29	x	2.28	x	4.14	x
Excluding interest on deposits	4.26		4.35		4.45		8.55
(1) Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

Critical Accounting Policies

The Company’s policies with respect to: (1) the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), and (2) accounting for defined benefit plans, are its most critical accounting policies because they are important to the presentation of the Company’s consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

Allowance for Loan Losses. The Bank’s methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 8 to the Company’s condensed consolidated financial statements.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank’s Asset Liability Committee (“ALCO”) is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, appropriate senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  Reports detailing the Bank’s liquidity reserves and forecasted cash flows are presented to appropriate senior management on a monthly basis, and the Board of Directors at each of its meetings. In addition on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

The Bank’s primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY.  The Bank may also sell selected multifamily residential or mixed use real estate loans to private sector secondary market purchasers, and has in the past sold such loans and one-to-four family residential loans to FNMA.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank gathers deposits in direct competition with commercial banks, savings banks and brokerage firms, many among the largest in the nation.  It must additionally compete for deposit monies against the stock and bond markets, especially during periods of strong performance in those arenas.  The Bank’s deposit flows are affected primarily by the pricing and marketing of its deposit products compared to its competitors, as well as the market performance of depositor investment alternatives such as the U.S. bond or equity markets.  To the extent that the Bank is responsive to general market increases or declines in interest rates, its deposit flows should not be materially impacted.   However, favorable performance of the equity or bond markets could adversely impact the Bank’s deposit flows.

Total retail deposits (due to depositors) decreased $24.2 million during the nine months ended September 30, 2017, compared to an increase of $975.0 million during the nine months ended September 30, 2016.  Within deposits, core deposits (i.e., non-CDs) decreased $1.3 million during the nine months ended September 30, 2017 and increased $765.9 million during the nine months ended September 30, 2016. The growth of core deposits during the nine-month period ended September 30, 2016 was due primarily to successful gathering efforts tied to promotional internet money market offerings in line with the Company’s growth strategy.  During the nine-month period ended September 30, 2017, deposits from internet money market accounts began to outflow as management elected not to increase posted rates on DimeDirect, the Bank’s internet channel.  CDs decreased $23.0 million during the nine months ended September 30, 2017, compared to an increase of $209.1 million during the nine months ended September 30, 2016. The decrease in growth of CDs was due to the attrition of maturing CDs from successful CD promotional activities during 2016.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY. At September 30, 2017, the Bank had an additional potential borrowing capacity of $803.3 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $386.4 million during the nine months ended September 30, 2017 to fund loan growth, compared to a $284.6 million decrease during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, principal repayments on real estate loans (including refinanced loans) totaled $452.3 million compared to $544.6 million during the nine months ended September 30, 2016. The decrease resulted primarily from lower prepayment volume.

Total investment securities increased by $18.6 million during the nine months ended September 30, 2017, as the Bank grew its on-balance sheet liquidity. The Bank purchased $24.0 million MBS, which was offset by the sale of the Bank’s $5.3 million TRUPS CDO portfolio. There were no sales of pass-through MBS issued by GSEs during the nine-month periods ended September 30, 2017 or 2016. There were no sales of agency collateralized mortgage obligation securities during the nine-month periods ended September 30, 2017 or 2016.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At September 30, 2017, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well-capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of September 30, 2017:

	Actual Ratios at September 30, 2017			Basel III		Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(3)
	Bank	Consolidated Company	Minimum Requirement	Minimum Requirement Plus 1.25% Buffer(1)	Minimum Requirement Plus 2.5% Buffer(2)
Tier 1 common equity ratio	11.47%	10.65%	4.5%	5.75%	7.0%	6.5%
Tier 1 risk-based based capital ratio	11.47	10.65	6.0	7.25	8.5	8.0
Total risk-based based capital ratio	11.91	13.38	8.0	9.25	10.5	10.0
Tier 1 leverage ratio	9.23	8.58	4.0	n/a	n/a	5.0
(1)	The 1.25% buffer percentage represents the phased-in requirement as of September 30, 2017.
(2)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(3)	Only the Bank is subject to these requirements.

Implementation of the initial phase capital conservation buffer under the Basel III Capital Rules on January 1, 2016 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of September 30, 2017, the Bank and the Holding Company would satisfy all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate and, recently, C&I loans, the purchase of real estate loans, mortgage-backed and other securities, the repurchase of common stock into treasury, the payment of quarterly cash dividends to holders of the common stock, and the payment of quarterly interest to holders of its outstanding trust preferred debt.  During the nine months ended September 30, 2017 and 2016, real estate loan originations totaled $687.3 million and $1.18 billion, respectively.  The decrease reflected the Company’s election to steady the growth of the real estate portfolio and focus efforts on developing and growing the C&I loan portfolio, which totaled $111.1 million in originations during the nine months ended September 30, 2017, as a result of the build out of the Business Banking division during 2017. Additionally, real estate originations included $157.8 million of purchased loan participations during the nine months ended September 30, 2016 in order to deploy liquidity from deposit inflows more profitably.  During the nine-month period ended September 30, 2017, purchases of MBS totaled $24.0 million to grow the Bank’s on-balance sheet liquidity. Security purchases were de-emphasized during the nine-month period ended September 30, 2016, as the yield offered in highly graded investment securities was not deemed sufficiently attractive.

The Holding Company did not repurchase any shares of its common stock during the nine months ended September 30, 2017 or 2016. As of September 30, 2017, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.

The Holding Company paid $15.8 million in cash dividends on common stock during the nine months ended September 30, 2017, up from $15.4 million during the nine months ended September 30, 2016, reflecting an increase of 762,599 average outstanding shares from October 1, 2016 to September 30, 2017. The increase in average outstanding shares was primarily the result of issuances of common stock for equity awards and stock option exercises.

Contractual Obligations

The Bank is obligated to make rental payments under leases on certain of its branches and equipment.  In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as customer CDs with fixed contractual interest rates.  During the nine months ended September 30, 2017, the Holding Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which become callable at any time commencing in June 2022. Proceeds from the issuance of subordinated debt were used to redeem $70.7 million of callable trust preferred borrowings from third parties outstanding in July 2017.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of September 30, 2017:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$66,788	$-	$-	$-	$66,788
Other loan commitments	53,281	-	-	-	53,281
Stand-by letters of credit	927	-	-	-	927
Total Off-Balance Sheet Arrangements	$120,996	$-	$-	$-	$120,996

Asset Quality

General

At both September 30, 2017 and December 31, 2016, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 9 to the condensed consolidated financial statements for a discussion of impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank’s held-to-maturity portfolio, nine non-accrual loans (excluding consumer loans) totaled $804,000 at September 30, 2017, and sixteen non-accrual loans (excluding consumer loans) totaled $4.2 million at December 31, 2016.  During the nine months ended September 30, 2017, one loan totaling $72,000 was placed on non-accrual status, four non-accrual loans totaling $398,000 were fully satisfied according to their contractual terms, one non-accrual loan totaling $250,000 with a partial charge-off of $37,000 was fully satisfied, three non-accrual loans totaling $2.8 million were sold, and principal amortization of $59,000 was recognized on four non-accrual loans. There were no changes on the remaining four non-accrual loans during the nine month period ended September 30, 2017.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 7 to the condensed consolidated financial statements) totaled $8.6 million, consisting of eight loans, at September 30, 2017, compared to $11.9 million, consisting of thirteen loans, at December 31, 2016.  During the nine months ended September 30, 2017, one impaired loan totaling $287,000 with a partial charge-off of $37,000 was fully satisfied, one impaired loans totaling $47,000 was fully satisfied according to its contractual terms, three impaired loans totaling $2.8 million were sold, and principal amortization totaling $190,000 was recognized on eight impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$708	$1,012
Multifamily residential and residential mixed use real estate	-	2,675
Commercial mixed use real estate	96	549
Consumer	2	1
Total non-accrual loans	806	4,237
Non-accrual one-to-four family and consumer loans deemed homogeneous loans	(710)	(1,013)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	395	407
Multifamily residential and residential mixed use real estate	629	658
Commercial mixed use real estate	4,197	4,261
Commercial real estate	3,313	3,363
Total TDRs	8,534	8,689
Impaired loans	$8,630	$11,913
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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the nine months ended September 30, 2017.  The Bank modified one one-to-four family residential loan in a manner that met the criteria of a TDR during the nine months ended September 30, 2016.

Accrual status for TDRs is determined separately for each TDR in accordance with the policies for determining accrual or non-accrual status that are outlined on page 37.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy, as disclosed on page 37 and agency regulations.

The Bank does not accept receivables or equity interests in satisfaction of TDRs.

At September 30, 2017 and December 31, 2016, all TDRs but one were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

The Bank had no OREO properties at September 30, 2017 or December 31, 2016. The Bank did not recognize any provisions for losses on OREO properties during the three or nine months ended September 30, 2017 or 2016.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO, if any) at the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Non-accrual loans	$806	$4,237
Non-performing assets:
Non-performing TRUP CDOs	-	1,270
Total non-performing assets	$806	$5,507
Ratios:
Total non-accrual loans to total loans	0.01%	0.08%
Total non-performing assets to total assets	0.01	0.09

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had one real estate loan, totaling $81,000 that was delinquent between 30 and 89 days at September 30, 2017, and three real estate loans totaling $1.9 million at December 31, 2016. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $25,000 at both September 30, 2017 and December 31, 2016. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company’s allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods ended September 30, 2017, June 30, 2017 and December 31, 2016.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	September 30, 2017	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Impaired loans	$-	$-	$-
Pass graded loans:
Real estate loans	20,322	20,945	20,516
C&I loans	1,666	1,023	-
Consumer loans	19	17	20
Total	$22,007	$21,985	$20,536

The allowance for loan losses increased $22,000 and $1.5 million during the three-month and nine-month periods ended September 30, 2017, respectively. Provisions of $23,000 and $1.5 million were recorded during the three-month and nine-month periods ended September 30, 2017, respectively. During the three-month period ended September 30, 2017, while the loan loss provision was driven mainly from growth in the C&I loan portfolio, the provision was offset by continued improvement in the overall credit quality of the real estate loan portfolio.  The increase in the provision during the nine-month period ended September 30, 2017 was primarily from growth in both the real estate and C&I loans within the pass graded portion of the loan portfolio.

For a further discussion of the allowance for loan losses and related activity during the three-month and nine-month periods ended September 30, 2017 and 2016, and as of December 31, 2016, please see Note 8 to the condensed consolidated financial statements.  Period-end balances of all Substandard, Special Mention and pass graded real estate loans are summarized in Note 7 to the condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Assets.  Assets totaled $6.44 billion at September 30, 2017, $439.0 million above their level at December 31, 2016.

Total loans increased $342.3 million during the nine months ended September 30, 2017. During the period, the Bank originated $687.3 million of real estate loans (including refinancing of existing loans) and $111.1 million of C&I loans, which exceeded the $455.2 million of aggregate amortization on loans (also including refinancing of existing loans) during the period.  As a result of the growth in loans, the allowance for loan losses increased $1.5 million during the nine-month period ended September 30, 2017.

Cash and due from banks increased by $59.6 million during the nine months ended September 30, 2017, as a result of holding on-balance sheet liquidity while management monitors the appropriate level of investment liquidity, which will be based on monetary policy, interest rates, and the Bank’s funding needs.

Total investment securities increased by $18.6 million during the nine months ended September 30, 2017, as the Bank grew its on-balance sheet liquidity. The Bank purchased $24.0 million MBS, which was offset by the sale of the Bank’s $5.3 million TRUPS CDO portfolio.

Liabilities.  Total liabilities increased $418.8 million during the nine months ended September 30, 2017, primarily due to an increase of $386.4 million in FHLBNY advances, the net issuance of $113.5 million of subordinated debt, and a $14.8 million decrease in mortgagor escrow and other deposits, offset by the $70.7 million redemption of trust preferred securities and a decrease of $24.2 million in retail deposits (due to depositors). Please refer to “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the increases in retail deposits and increase in FHLBNY advances during the nine months ended September 30, 2017.  Please refer to “Part I – Item 2. Recent Events” for a discussion of the redemption of trust preferred securities. The decrease in mortgagor escrow and other deposits was due to the semi-annual real estate tax payments made from escrow accounts.

Stockholders’ Equity.  Stockholders’ equity increased $20.2 million during the nine months ended September 30, 2017, due primarily to net income of $36.5 million, $1.3 million aggregate increase related to expense amortization, $1.2 million decrease in accumulated other comprehensive loss, $680,000 of equity added from stock option exercises, and $198,000 of equity added as a result of issuances of equity awards.  Partially offsetting these items were $15.8 million in cash dividends paid during the period, and $3.9 million of shares received to satisfy distributions of retirement benefits.  The change in accumulated other comprehensive loss was primarily the result of $1.2 million reclassification adjustment for net gains on securities sold during the nine-month period ended September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General.  Net income was $13.3 million during the three months ended September 30, 2017, an increase of $2.8 million from net income of $10.5 million during the three months ended September 30, 2016.  During the comparative period, net interest income increased by $3.1 million, non-interest income increased by $2.2 million, and the provision for loan losses decreased by $1.1 million, offset by an increase in non-interest expense by $3.9 million during the period. Income tax expense was $7.2 million during the three months ended September 30, 2017, lower than the comparative period by $251,000.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2017 and 2016 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
		2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$5,842,921	$51,621	3.53%	$5,328,712	$48,090	3.61%
C&I loans	86,014	1,043	4.85	555	10	7.21
Other loans	1,230	19	6.18	1,175	18	6.13
MBS	5,631	27	1.92	456	2	1.75
Investment securities	9,304	108	4.64	16,718	129	3.09
Other	139,153	811	2.33	105,454	707	2.68
Total interest-earning assets	6,084,253	$53,629	3.53%	5,453,070	$48,956	3.59%
Non-interest earning assets	206,315			200,033
Total assets	$6,290,568			$5,653,103

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$110,384	$58	0.21%	$91,979	$55	0.24%
Money Market accounts	2,643,537	5,961	0.89	2,196,387	4,702	0.85
Savings accounts	362,423	45	0.05	366,921	46	0.05
CDs	932,208	3,344	1.42	1,056,346	3,832	1.44
Borrowed Funds	1,213,786	5,763	1.88	983,756	4,974	2.01
Total interest-bearing liabilities	5,262,338	$15,171	1.14%	4,695,389	$13,609	1.15%
Non-interest bearing checking accounts	307,218			262,120
Other non-interest-bearing liabilities	138,467			143,224
Total liabilities	5,708,023			5,100,733
Stockholders’ equity	582,545			552,370
Total liabilities and stockholders’ equity	$6,290,568			$5,653,103
Net interest income		$38,458			$35,347
Net interest spread			2.39%			2.44%
Net interest-earning assets	$821,915			$757,681
Net interest margin			2.53%			2.59%
Ratio of interest-earning assets to interest-bearing liabilities			115.62%			116.14%

Deposits	$4,355,770	$9,408	0.86%	$3,973,753	$8,635	0.86%

Rate/Volume Analysis
	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$4,619	$(1,088)	$3,531
C&I loans	1,288	(255)	1,033
Other loans	1	-	1
MBS	24	1	25
Investment securities	(72)	51	(21)
Other	211	(107)	104
Total	$6,071	$(1,398)	$4,673

Interest-bearing liabilities:
Interest bearing checking accounts	$11	$(8)	$3
Money market accounts	998	261	1,259
Savings accounts	(1)	-	(1)
CDs	(444)	(44)	(488)
Borrowed funds	1,138	(349)	789
Total	$1,702	$(140)	$1,562
Net change in net interest income	$4,369	$(1,258)	$3,111

The Company’s net interest income and net interest margin (“NIM”) during the three months ended September 30, 2017 and 2016 were impacted by the following factors:

•
During the period January 1, 2009 through September 30, 2017, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 1.25%, helping deposit and borrowing costs remain at historically low levels.

•
Continued marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through September 30, 2017, resulted in an ongoing reduction in the average yield on real estate loans.

Net Interest Income.  Net interest income was $38.5 million during the three months ended September 30, 2017, an increase of $3.1 million from the three months ended September 30, 2016.  Average interest-earning assets were $6.08 billion at September 30, 2017, an increase of $631.2 million from $5.45 billion at September 30, 2016. NIM was 2.53% during the three months ended September 30 2017, down from 2.59% during the three months ended September 30, 2016, primarily due to lower yields on real estate loans.

Interest Income.  Interest income was $53.6 million during the three months ended September 30, 2017, an increase of $4.7 million from the three months ended September 30, 2016, primarily reflecting an increase of $3.5 million and $1.0 million in interest income on real estate loans and C&I loans, respectively. The increased interest income on real estate loans was attributable to growth of $514.2 million in their average balance during the comparative period, as, pursuant to the Company’s growth strategy, new originations significantly exceeded amortization and satisfactions during the period October 1, 2016 through September 30, 2017. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $85.5 million in the average balances during the comparative period. Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 8 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened market competition.

Interest Expense.  Interest expense increased $1.6 million, to $15.2 million, during the three months ended September 30, 2017, from $13.6 million during the three months ended September 30, 2016. The increased interest expense was mainly attributable to growth in money market deposits average balance of $447.2 million, and higher borrowings resulting in an increase in average balances of $230.0 million. The increase in the money market average balances was due to successful promotional activities in connection with the Company’s growth strategy. Offsetting this increase was a decline in interest expense of $488,000 on CDs, as their average balances decreased $124.1 million during the comparative period as the result of successful gathering efforts tied to promotional internet money offerings outpaced attrition of maturing CDs from prior successful CD promotional activities in 2016.

Provision for Loan Losses. The Company recognized a provision for loan losses of $23,000 during the three months ended September 30, 2017, compared to a provision for loan losses of $1.2 million during the three months ended September 30, 2016.   The decrease in loan loss provision resulted mainly from continued improvement in the overall credit quality of the real estate loan portfolio, offset by growth in the C&I loan portfolio.

Non-Interest Income.  Non-interest income was $4.3 million during the three months ended September 30, 2017, an increase of $2.2 million from $2.1 million during the three months ended September 30, 2016, due to a $2.6 million gain from the sale of the TRUP CDO portfolio during the three months ended September 30, 2017, offset by decreases in services charges and other fees and other miscellaneous income.

Non-Interest Expense.  Non-interest expense was $22.2 million during the three months ended September 30, 2017, an increase of $3.9 million from $18.2 million during the three months ended September 30, 2016, reflecting increases of $242,000 in occupancy and equipment expense, $2.1 million in data processing costs, $545,000 in marketing expense, $262,000 in FDIC premiums, and $1.3 million in losses from extinguishment of debt, offset by a decrease of $462,000 in ESOP and RSA benefit expense during the comparative period. The $242,000 increase in occupancy expense was attributable to new leases related to de novo retail branches. The $2.1 million increase in data processing costs was primarily the result of $1.7 million of de-conversion costs associated with the planned change in the Bank’s core processor which is expected to occur in 2018, and various technology enhancement initiatives related to customer banking services. The $545,000 increase in marketing expense was attributable to higher volume of marketing promotions. The $1.3 million loss from the extinguishment in debt was due to the acceleration of the remaining unamortized deferred origination costs from the redemption of $70.7 million of trust preferred securities borrowings at par from third parties during the third quarter of 2017. The $462,000 decrease in ESOP and RSA amortization expense resulted from the payoff of the ESOP share acquisition loan during the quarter ended December 31, 2016 and a lower number of vesting RSAs during the quarter ended September 30, 2017.

Non-interest expense was 1.41% and 1.29% of average assets during the three-month periods ended September 30, 2017 and 2016, respectively, as the result of the increase in non-interest expense, which was partially offset by the increase in average assets of $637.5 million.

Income Tax Expense.   Income tax expense approximated $7.2 million during the three months ended September 30, 2017, down $251,000 from $7.5 million during the three months ended September 30, 2016.  The Company’s consolidated tax rate was 35.2% during the three months ended September 30, 2017, down from 41.5% during the three months ended September 30, 2016.  The lower tax rate during the three-month period ended September 30, 2017 was primarily the result of a an income tax benefit of $1.3 million recognized from the distribution of retirement benefits from the BMP taken as discrete items partially offset by deferred tax expense of $476,000 to adjust the Company’s deferred tax asset.

Comparison of Operating Results for the Nine months Ended September 30, 2017 and 2016

General.  Net income was $36.5 million during the nine months ended September 30, 2017, a decrease of $35.3 million from net income of $71.8 million during the nine months ended September 30, 2016.  During the comparative period, non-interest income decreased by $66.3 million, and non-interest expense increased $8.2 million, offset by an increase of $8.4 million in net interest income. Income tax expense decreased by $30.7 million during the comparative period, as a result of $66.1 million lower pre-tax income, resulting primarily from a $68.2 million gain on the sale of property in 2016.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2017 and 2016 presented below should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated. The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
		2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:	(Dollars In Thousands)
Interest-earning assets:
Real estate loans	$5,763,348	$153,233	3.54%	$5,094,620	$141,099	3.69%
C&I loans	43,421	1,558	4.78	404	20	6.60
Other loans	1,124	55	6.52	1,150	56	6.49
MBS	4,193	55	1.75	423	6	1.89
Investment securities	14,372	462	4.29	19,046	567	3.97
Other	115,787	2,139	2.46	123,406	2,089	2.26
Total interest-earning assets	5,942,245	$157,502	3.53%	5,239,049	$143,837	3.66%
Non-interest earning assets	206,375			205,624
Total assets	$6,148,620			$5,444,673

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest bearing checking accounts	$111,813	$181	0.22%	$85,551	$172	0.27%
Money Market accounts	2,701,404	17,880	0.88	1,926,112	11,946	0.83
Savings accounts	366,168	136	0.05	367,965	136	0.05
CDs	959,966	10,227	1.42	999,406	10,772	1.44
Borrowed Funds	966,710	15,080	2.09	1,103,643	15,223	1.84
Total interest-bearing liabilities	5,106,061	$43,504	1.14%	4,482,677	$38,249	1.14%
Non-interest bearing checking accounts	299,744			259,673
Other non-interest-bearing liabilities	166,496			167,472
Total liabilities	5,572,301			4,909,822
Stockholders’ equity	576,319			534,851
Total liabilities and stockholders’ equity	$6,148,620			$5,444,673
Net interest income		$113,998			$105,588
Net interest spread			2.39%			2.52%
Net interest-earning assets	$836,184			$756,372
Net interest margin			2.56%			2.69%
Ratio of interest-earning assets to interest-bearing liabilities			116.38%			116.87%

Deposits	$4,439,095	$28,424	0.86%	$3,638,707	$23,026	0.85%

Rate/Volume Analysis

	Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$14,147	$(2,013)	$12,134
C&I loans	1,481	57	1,538
Other loans	(1)	-	(1)
MBS	43	6	49
Investment securities	(114)	9	(105)
Other	(80)	130	50
Total	$15,476	$(1,811)	$13,665

Interest-bearing liabilities:
Interest bearing checking accounts	$47	$(38)	$9
Money market accounts	5,013	921	5,934
Savings accounts	(1)	1	-
CDs	(410)	(135)	(545)
Borrowed funds	(2,045)	1,903	(142)
Total	$2,604	$2,652	$5,256
Net change in net interest income	$12,872	$(4,463)	$8,409

The Company’s net interest income and NIM during the nine months ended September 30, 2017 and 2016 were impacted by the following factors:

•
During the period January 1, 2009 through September 30, 2017, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 1.25%, helping deposit and borrowing costs remain at historically low levels.

•
Continued marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2012 through September 30, 2017, has resulted in an ongoing reduction in the average yield on real estate loans.

Net Interest Income.  Net interest income was $114.0 million during the nine months ended September 30, 2017, an increase of an increase of $8.4 million from the nine months ended September 30, 2016.  Average interest-earning assets were $5.94 billion at September 30, 2017, an increase from $703.2 million from September 30, 2016. NIM was 2.56% during the nine months ended September 30, 2017, down from 2.69% during the three months ended September 30, 2016, primarily due to lower yields on real estate loans.

Interest Income.  Interest income was $157.5 million during the nine months ended September 30, 2017, an increase of $13.7 million from the nine months ended September 30, 2016, primarily reflecting increases in interest income of $12.1 million and $1.5 million on real estate loans and C&I loans, respectively. The increased interest income on real estate loans reflected growth of $668.7 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during the period October 1, 2016 through September 30, 2017. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $43.0 million in the average balances during the comparative period.  Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 15 basis points in their average yield, resulting from both continued low benchmark lending rates and heightened marketplace competition.

Interest Expense.  Interest expense approximated $43.5 million during the nine months ended September 30, 2017, an increase of $5.3 million from the nine months ended September 30, 2016, primarily reflecting increases in interest expense of $5.9 million on money market accounts, offset by a reduction of $545,000 and $142,000 in interest expense on CDs and borrowed funds, respectively. The increase of $5.9 million in interest expense on money market deposits reflected successful promotional activities that increased their average balance by $775.3 million and their average cost by 5 basis points from the nine months ended September 30, 2016 to the nine months ended September 30, 2017.  Interest expense on CDs declined $545,000 due to a decrease of $39.4 million in their average balance during the comparative period as a result of attrition of maturing CDs from prior CD promotional products.  Interest expense on borrowings declined $142,000 due to a decrease of $136.9 million in their average balance during the comparative period, which outweighed the increase in their average cost by 25 basis points.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.5 million during the nine months ended September 30, 2017, compared to a provision for loan losses of $1.6 million during the nine months ended September 30, 2016.  The loan loss provision is driven mainly from continued improvement in the overall credit quality of the real estate loan portfolio, offset by growth in the real estate and C&I loan portfolio.

Non-Interest Income.  Total non-interest income decreased $66.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to a gain of $68.2 million recognized on the sale of real estate and $484,000 of additional income from BOLI related to the receipt of a mortality benefit due to the passing of an insured officer during the nine months ended September 30, 2016, offset by $2.6 million of gains from the sale of the TRUP CDO portfolio. Also partially offsetting the decrease was an increase in service charges and other fees during the comparative period as a result of higher transaction volume.

Non-Interest Expense.  Non-interest expense was $62.4 million during the nine months ended September 30, 2017, an increase of $8.2 million from $54.2 million during the nine months ended September 30, 2016, reflecting increases of $1.4 million in salaries and employee benefits, $1.6 million in occupancy and equipment expense, $2.8 million in data processing costs, $1.1 million in marketing expense, and $309,000 in FDIC insurance premiums, and $1.3 million of losses from extinguished debt, offset by a decrease of $1.5 million in ESOP and RSA amortization expense during the comparative period. The remaining increase in non-interest expense was experienced in other operating expenses. The $1.4 million increase in salaries and employee benefits expense was primarily driven by the hiring of new employees and their associated employee benefits expense. The $1.6 million increase in occupancy expense was attributable to new leases related to de novo retail branches. The $2.8 million increase in data processing costs was primarily the result of $1.7 million of de-conversion costs associated with the planned change in the bank’s core processor which is expected to occur in 2018, and various technology enhancement initiatives related to customer banking services. The $1.1 million increase in marketing expense was attributable to higher volume of marketing promotions. The $1.3 million loss from the extinguishment in debt was due to the acceleration of the remaining unamortized deferred origination costs from the redemption of $70.7 million of trust preferred securities borrowings at par from third parties during the third quarter of 2017. The $1.5 million decrease in ESOP and RSA amortization expense resulted from the payoff of the ESOP share acquisition loan during the quarter ended December 31, 2016.

Non-interest expense was 1.35% and 1.33% of average assets during the nine-month periods ended September 30, 2017 and 2016, respectively, as the result of the growth in non-interest expense, which was partially offset by the increase in average assets of $703.9 million.

Income Tax Expense.  Income tax expense approximated $21.4 million during the nine months ended September 30, 2017, down from $52.1 million during the nine months ended September 30, 2016, due to a decrease of $66.1 million in pre-tax income during the comparative period.  The $66.1 million decrease in pre-tax income was primarily attributable to the $68.2 million gain on sale of real estate that occurred during the nine month period ended September 30, 2016.  The Company’s consolidated tax rate was 37.0% during the nine months ended September 30, 2017, down from 42.1% during the nine months ended September 30, 2016, primarily due to the additional tax related to the $68.2 million gain on sale of real estate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2016 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2017.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company’s market risk continues to reside at the Bank level.  The Bank’s largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2017, the Company owned thirteen mutual fund investments totaling $2.7 million that were designated as trading.  During the nine months ended September 30, 2017, the Company conducted seven transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2016 to September 30, 2017.  See “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of deposit and borrowing activity during the period.

Interest Rate Risk Exposure Analysis

Economic Value of Equity (“EVE”) Analysis.  In accordance with agency regulatory guidelines, the Bank simulates the impact of interest rate volatility upon EVE using several interest rate scenarios.  EVE is the difference between the present value of the expected future cash flows of the Bank’s assets and liabilities and the value of any off-balance sheet items, such as firm commitments to originate loans, or derivatives, if applicable.

Traditionally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates.  Increases in interest rates thus result in decreases in the fair value of interest-earning assets, which could adversely affect the Company’s consolidated results of operations in the event they were to be sold, or, in the case of interest-earning assets classified as available-for-sale, reduce the Company’s consolidated stockholders’ equity, if retained.  The changes in the value of assets and liabilities due to fluctuations in interest rates measure the interest rate sensitivity of those assets and liabilities.

In order to measure the Bank’s sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under various other interest rate scenarios (“Rate Shock Scenarios”) representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario.  An increase in the EVE is considered favorable, while a decline is considered unfavorable.  The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank’s assets, liabilities, and off-balance sheet items that are included in the EVE.  Management reports the EVE results to the Bank’s Board of Directors on a quarterly basis. The report compares the Bank’s estimated Pre-Shock Scenario EVE to the estimated EVEs calculated under the various Rate Shock Scenarios.

The calculated EVEs incorporate some asset and liability values derived from the Bank’s valuation model, such as those for real estate and C&I loans and time deposits, and some asset and liability values provided by reputable independent sources, such as values for the Bank’s MBS portfolio, as well as all borrowings.  The Bank’s valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank’s estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment.  In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third party, and over various interest rate scenarios.  Such results are utilized in determining estimates of deposit decay rates in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank’s valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank’s estimates, resulting in significantly different EVE calculations.

The analysis that follows presents, as of September 30, 2017 and December 31, 2016, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rate, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both September 30, 2017 and December 31, 2016.

	At September 30, 2017			At December 31, 2016
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$547,343	$(83,196)	-13.2%	$508,155	$(66,494)	-11.6%
Pre-Shock Scenario	630,539	-	-	574,649	-	-

The Bank’s Pre-Shock Scenario EVE increased from $574.6 million at December 31, 2016 to $630.5 million at September 30, 2017. The factors contributing to the more favorable valuation at September 30, 2017 included an increase in the value of the Bank's securities portfolio and a decrease in the value of the Bank’s core deposit liability, CDs, and borrowings. The more favorable valuation of the securities portfolio resulted primarily from the replacement of the Company’s impaired trust preferred investment portfolio, which were sold during the nine month period ended September 30, 2017, with high quality, shorter duration agency MBS and CMO securities.  The decrease in the value of the Bank's core deposit liability, CDs, and borrowings resulted primarily from an increase in market interest rates from December 31, 2016 to September 30, 2017.

The Bank’s EVE in the +200 basis point Rate Shock Scenario increased from $508.2 million at December 31, 2016 to $547.3 million at September 30, 2017. The factors contributing to the more favorable valuation include the previously discussed increase in the value of the Bank’s securities portfolio and decrease in the value of borrowings and CDs, as well as an increase in real estate and C&I loans resulting primarily from a slight decrease in duration of the portfolio at September 30, 2017 compared to December 31, 2016. Offsetting the favorable valuation is an increase in the core deposit liability as modeled durations decreased slightly from prior quarters.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank’s net interest income over the 12-month period ending September 30, 2017 assuming instantaneous changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(15.6)%
+ 100 Basis Points	(8.8)
– 100 Basis Points	10.6

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2017, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

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

There were no material changes from the risks disclosed in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The Holding Company did not repurchase any shares of common stock into treasury during the three-month or nine-month periods ended September 30, 2017.  No existing repurchase programs expired during the three months ended September 30, 2017, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of September 30, 2017, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in September 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 4, 2017 (File No. 000-27782))

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
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005 (File No. 000-27782))

10.20
Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011 (File No. 000-27782))

10.21
Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008 (File No. 000-27782))

10.24
Waiver executed by Kenneth J. Mahon (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 10, 2005 (File No. 000-27782))

10.25
Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.27
Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.30
Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015) (File No. 000-27782))

10.31
Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009) (File No. 000-27782))

10.32
Amendment to the Benefit Maintenance Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 13, 2012) (File No. 000-27782))

10.33
Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.33 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-27782))

10.34
Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 9, 2013 (File No. 000-27782))

10.35
Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.36
Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.37
The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.38
Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015 (File No. 000-27782))

10.39
Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.40
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015 (File No. 000-27782))

10.41
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2016) (File No. 000-27782))

10.42
Form of performance share award notice for 2016 grants to officers under 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016 (File No. 000-27782))

10.43
Employment and Change in Control Agreement between Dime Community Bank and Stuart Lubow (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.44
Employment and Change in Control Agreement between Dime Community Bank and Conrad Gunther (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.45
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Tarvos Capital Partners USA LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.46
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Havemeyer Owner BB LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.47
Amendment Number Five to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.48
Amendment Number Six to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.49
Dime Community Bank KSOP, as amended and restated effective July 1, 2017 (incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 7, 2017 (File No. 000-27782))

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 7, 2017	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: November 7, 2017	By: /s/ JAMES L. RIZZO
James L. Rizzo
Senior Vice President and Comptroller (Principal Financial Officer)