Form 10-K
period 2017-12-31
DIME COMMUNITY BANCSHARES INC
filed 2018-03-14
CIK 1005409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27782
Dime Community Bancshares, Inc.
(Exact name of registrant as specified in its charter)
Delaware	11-3297463
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300 Cadman Plaza West, 8th Floor, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 782-6200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.       YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $625.8 million based upon the $19.60 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2017.

As of March 14, 2018, there were 37,432,448 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 24, 2018 and any adjournment thereof, are incorporated by reference in Part III.

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements may be identified by use of words such as “annualized,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. (the “Holding Company,” and together with its direct and indirect subsidiaries, the “Company”) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
•	the net interest margin is subject to material short-term fluctuation based upon market rates;
•	changes in deposit flows, loan demand or real estate values may affect the business of Dime Community Bank (f/k/a The Dime Savings Bank of Williamsburgh) (the “Bank”);
•	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
•	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition;
•
general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry, may different than the Company currently anticipates;

•	legislative, regulatory or policy changes may adversely affect the Company’s business;
•	technological changes may be more difficult or expensive than the Company anticipates;
•	success or consummation of new business initiatives or the integration of any acquired entities may be more difficult or expensive than the Company anticipates;
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

PART I

Item 1.     Business

General

Dime Community Bancshares, Inc. (the “Holding Company,” and together with its direct and indirect subsidiaries, the “Company”), is a Delaware corporation headquartered in the Brooklyn Heights neighborhood of Brooklyn, New York. The Company was organized in 1996 and is registered as a savings and loan holding company with the Board of Governors of the Federal Reserve System pursuant to section 10(l) of the Home Owners’ Loan Act, as amended. As of December 31, 2017, the Holding Company's direct subsidiary was Dime Community Bank (the “Bank”), a banking subsidiary that engages in commercial banking and financial services.  In 2004, the Company formed Dime Community Capital Trust I as a subsidiary, which issued $72.2 million of 7.0% trust preferred securities. During the year ended December 31, 2017, the Company fully redeemed the outstanding balance of $70.7 million, and dissolved the trust.  The Company also dissolved 842 Manhattan Ave Corp. during the year ended December 31, 2017, as this subsidiary was inactive. The Company’s common stock (“Common Stock”) is traded on the Nasdaq Global Market under the symbol “DCOM.”

Dime Community Bank, a New York State-chartered stock savings bank formerly known as The Dime Savings Bank of Williamsburgh, was founded in 1864.  As of December 31, 2017, the Bank operated twenty-eight full service retail banking offices located in the New York City (“NYC”) boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, as well as one-to-four family residential real estate loans, mortgage-backed securities, obligations of the U.S. government and government- sponsored enterprises (“GSEs”), and corporate debt and equity securities. The substantial majority of the Bank’s lending occurs in the greater NYC metropolitan area. The Bank has four active subsidiaries, including two real estate investment trusts that hold one-to-four family and multifamily residential and commercial real estate loans; Dime Insurance Agency, which engages in general insurance agency activities; and Boulevard Funding Corporation, which holds and manages real estate.

The Company’s electronic filings with the Securities and Exchange Commission, including copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such filings, if any, are available, free of charge, as soon as practicable after they are filed with the Securities and Exchange Commission under the “Investor Relations” section of the Company’s website, www.dime.com. Information on this website is not and should not be considered to be a part of this Annual Report on Form 10-K.

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services, including various deposit related products, for its retail customer base and broker-sourced loans primarily for multifamily housing within its market areas.  In early 2017, the Bank hired two seasoned executives to build out a relationship-banking platform that would provide both deposit products and directly-sourced loan products to business customers in its footprint.

The Bank maintains its headquarters in the borough of Brooklyn, New York, and as of December 31, 2017 operated twenty-eight full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.  The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, and via the internet.  The Bank’s primary lending area is in the greater NYC metropolitan area, although its overall lending area is larger, extending approximately 50 miles in each direction from its corporate headquarters in Brooklyn.  The majority of the Bank’s loans are secured by properties located in its primary lending area, with approximately 86% secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan on December 31, 2017.

The NYC banking environment is extremely competitive.  The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks, and insurance companies and GSEs. The Bank continues to face sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 98% of the Bank’s loan portfolio at December 31, 2017. Competition for C&I loans also exists, to an increasing extent, as the Bank develops this portfolio.

The Bank gathers deposits in direct competition with other savings banks, commercial banks and brokerage firms, many among the largest in the nation.  It must additionally compete for deposit monies with the stock and bond markets, especially during periods of strong performance in those arenas.  Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape.  Facing increasingly larger and more efficient competitors, the Bank’s strategy to attract depositors has utilized various marketing approaches, relationship-based lending funded by low cost deposits, and the delivery of technology-enhanced, customer-friendly banking services while controlling operating expenses.

Banking competition occurs within an economic and financial marketplace that is largely beyond the control of any individual financial institution.  The interest rates paid to depositors and charged to borrowers, while affected by marketplace competition, are generally a function of various broader-based macroeconomic and financial factors, including the supply of, and demand for, loanable funds.  Within this environment, Federal Open Market Committee ("FOMC") monetary policy and governance of short-term rates also significantly influence the interest rates paid and charged by financial institutions.

The Bank’s success is additionally impacted by the overall condition of the economy, particularly in the NYC metropolitan area.  As home to several national companies in the financial and business services industries, and as a popular destination for domestic and international travelers, the NYC economy is particularly sensitive to the health of both the national and global economies.

Lending Activities

The Bank historically focused on originating non-recourse loans, sourced by brokers, on multifamily and commercial real estate properties to limited liability companies. In early 2017, the Bank hired two seasoned executives to build out a relationship-banking platform that would provide both deposit products and directly-sourced loan products to business customers in its footprint.  The Bank’s lending is subject to the Bank’s lending policies, which are approved by the Board’s Lending and Community Reinvestment Act (“CRA”) Committee on an annual basis.  The types of loans the Bank may originate are subject to New York State (“NYS”) laws and regulations (See "Item 1.  Business - Regulation – Regulation of New York State Chartered Savings Banks").

The Board of Directors of the Bank establishes lending authority levels for the various loan products offered by the Bank. The Bank maintains a Loan Operating Committee which, as of December 31, 2017, consisted of the President and Chief Executive Officer, Senior Executive Vice President and Chief Operating Officer, Senior Executive Vice President – Business Banking, Executive Vice President and Chief Risk Officer, Executive Vice President – Business Banking, Senior Vice President – Commercial Lending, and Senior Vice President and Chief Credit Officer.  The Loan Operating Committee has the authority to approve any portfolio loan origination. All loans approved by the Loan Operating Committee are presented to the Bank's Board of Directors for its review.

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

At December 31, 2017, multifamily residential and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) "mixed-use" properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar.  The Bank classified loans secured by fully residential apartment buildings as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either residential mixed-use (a component of total multifamily residential loans) or commercial mixed-use (a component of total commercial real estate loans) based upon the percentage of the property's rental income received from its residential as compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate. At December 31, 2017, mixed-use properties classified as multifamily residential or commercial real estate loans totaled $2.02 billion.

Multifamily residential and commercial real estate loans in the Bank's portfolio generally range in amount from $250,000 to $5.0 million. Multifamily residential loans in this range are generally secured by buildings that contain between 5 and 100 apartments.

The typical multifamily residential and commercial real estate ARM carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year, indexed to the 5-year Federal Home Loan Bank of New York (“FHLBNY”) advance rate plus a spread typically approximating 250 basis points, but generally may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the majority of the life of the loans. The Bank may also offer interest only loans, i.e. loans that do not amortize principal during part of the contractual maturity period. The Bank also offers fixed-rate, self-amortizing, multifamily residential and commercial real estate loans with maturities of up to fifteen years.

Multifamily residential real estate loans are either retained in the Bank's portfolio, sold in the secondary market to other third-party financial institutions, or may be securitized.  The Bank currently has no formal arrangement pursuant to which it sells commercial or multifamily residential real estate loans to the secondary market.

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

The Bank’s underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 120% for multifamily residential and 125% for commercial real estate loans. The weighted average loan-to-value and debt service ratios approximated 59% and 170%, respectively, on all multifamily residential real estate loans originated during the year ended December 31, 2017, and 59% and 224%, respectively, on commercial real estate loans originated during the year ended December 31, 2017. The Bank additionally requires all multifamily residential and commercial real estate borrowers to represent that they are unaware of any environmental risks directly related to the collateral.  In instances where the Bank's property inspection procedures indicate a potential environmental risk on a collateral property, the Bank will require a Phase 1 environmental risk analysis to be completed, and will decline loans where any significant residual environmental liability is identified.  The Bank further considers the borrower's experience in owning or managing similar properties, the Bank's lending experience with the borrower, and the borrower's credit history and business experience.

It is the Bank's policy to require appropriate insurance protection at closing, including title, hazard, and when applicable, flood insurance, on all real estate mortgage loans. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one-to-four family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans is generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon its rentability, among other commercial factors.  This increased risk is partially mitigated in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; (ii) the Bank will generally favor investments in mixed-use commercial properties that derive some portion of income from residential units, which provide a more reliable source of cash flow and lower vacancy rates, and (iii) the interest rate on commercial real estate loans generally exceeds that on multifamily residential loans.

As a NYS-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not subject to the regulations of its primary regulator, the New York State Department of Financial Services (“NYSDFS”) limiting individual loan or borrower exposures.

Commercial and Industrial (“C&I”) Loans

The C&I loan portfolio is primarily comprised of lines of credit, revolving lines of credit, and term loans.  These loans are originated as part of the Bank’s relationship-based lending to borrowers who are either businesses or high net worth individuals. The lines of credit are generally secured by the assets of the business, though they may at times be issued on an unsecured basis.  Generally speaking, they are subject to renewal on an annual basis based upon review of the borrower’s financial statements. Term loans are generally secured by either specific or general all asset liens of the borrower’s business.  These loans are granted based upon the strength of the cash generation ability of the borrower. Small Business Administration (“SBA”) loans, in which a portion is guaranteed by the SBA, are also included in the C&I portfolio.

The Bank may originate adjustable- and fixed-rate C&I loans. During the year ended December 31, 2017, approximately 69% of C&I originations were adjustable-rate, and approximately 31% were fixed-rate. C&I loans in the Bank’s portfolio vary in size depending on the type of product. As of December 31, 2017, the largest C&I loan was $18.1 million.

One-to-four family Residential and Condominium / Cooperative Apartment Lending

Prior to February 2013, the Bank generally sold its newly originated one-to-four family fixed-rate mortgage loans in the secondary market.  During the year ended December 31, 2013, the Bank ceased all one-to-four family fixed-rate mortgage lending in order to focus on its core multifamily residential and commercial real estate lending activities.

As part of its strategic plan for 2018, the Bank is taking steps to develop its residential loan portfolio as part of its relationship-based lending buildout in order to offer more lending products to its borrowers.

Home Equity and Home Improvement Loans

The Bank ceased origination of home equity and home improvement loans during the year ended December 31, 2013.  Home equity loans and home improvement loans, the great majority of which are included in one-to-four family loans, were previously originated to a maximum of $500,000.  The combined balance of the first mortgage and home equity or home improvement loan was not permitted to exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan.  Interest on home equity and home improvement loans was initially the "prime lending" rate at the time of origination.  After six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time.  The interest rate on the loan can never fall below the rate at origination.

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

Acquisition, land development and construction (“ADC”) loans

During the year ended December 31, 2017, the Bank originated $9.1 million of ADC loans.  At December 31, 2017, the Bank had no unfunded construction loan commitments.  ADC loans help finance the purchase of land intended for further development, including single-family homes, multi-family housing, and commercial income properties. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property.  The maximum loan amount is generally limited to the cost of the improvements, plus limited approval of soft costs (i.e. architect and engineering fees), subject to an overall loan-to-value limitation.

Asset Quality

General

The Bank does not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.  See Note 3 to the Company’s Consolidated Financial Statements for a discussion of impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors at each regularly scheduled Board meeting regarding the status of all non-performing and otherwise delinquent loans in the Bank's portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential, commercial real estate loans, and C&I loans, or fifteen days late in connection with one-to-four family or consumer loans.  A second letter is sent to the borrower if payment has not been received within 30 days of the due date.  Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

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

The Bank generally initiates foreclosure proceedings on real estate loans when a loan enters non-accrual status based upon non-payment, and typically does not accept partial payments once foreclosure proceedings have commenced.  At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to Other Real Estate Owned (“OREO”) status.  The Bank generally attempts to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances.  In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

The C&I portfolio is actively managed by the lenders and underwriters.  All credit facilities at a minimum require an annual review of the exposure and typically terms of the loan require annual and interim financial reporting and have financial covenants to indicate expected performance levels.  Guarantors are also required to, at a minimum, annually update their financial reporting.  All exposures are risk rated and those entering adverse ratings due to financial performance concerns of the borrower or material delinquency of any payments or financial reporting, are subjected to added management scrutiny.  Measures taken typically include amendments to the amount of the available credit facility, requirements for increased collateral, a request for a  capital infusion, additional guarantor support or a material enhancement to the frequency and quality of financial reporting.  Loans determined to reach adverse risk rating standards are subject to quarterly updating to Credit Administration and executive management.  When warranted, loans reaching a Substandard rating could be reassigned to Credit Administration for direct handling.

Troubled Debt Restructured Loans (“TDRs”)

Under ASC 310-40-15, the measurement, de-recognition, disclosure, and implementation guidance issues concerning troubled debt restructurings focused on the creditor's records, the Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs.  A TDR has been created in the event that, for economic or legal reasons, a concession has been granted that would not have otherwise been considered to a debtor experiencing financial difficulties. The following criteria are considered concessions:

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

Allowance for Loan Losses

U.S. generally accepted accounting principles ("GAAP") require the Bank to maintain an appropriate allowance for loan losses. The Bank maintains a Loan Loss Reserve Committee charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve.

To assist the Loan Loss Reserve Committee in carrying out its assigned duties, the Bank engages the services of an experienced third-party loan review firm to perform a review of the loan portfolio.  The 2017 review program covered 50% of the non-one-to-four family and consumer loan portfolio, 100% of ADC loans, 100% of C&I loans, and 100% of owner-occupied non-farm non-residential loans.  Included within the annual 50% target of the non-one-to-four family and consumer loan portfolio were: (1) twenty largest loans in the multifamily and commercial real estate loan portfolio; (2) ten largest pure commercial real estate loans; (3) ten largest commercial mixed use real estate loans; (4) ten largest multifamily residential real estate loans; (5) ten largest residential mixed use real estate loans; (6) 30% of all new loan originations during the year; (7) internally criticized and classified loans over $250,000 plus additionally identified loans; (8) twenty largest borrower relationships; (9) 70% of all commercial real estate loans; (10) all loans over $500,000 that were collateralized by properties located in New Jersey; (11) all loans over $500,000 that were scheduled to reprice during the year; and (12) all loans over $1.5 million that were in the lowest three categories of pass loan grade (including Watch list loans).

The Loan Loss Reserve Committee's findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to the Bank's executive management and the Lending and CRA Committee of the Board of Directors.

The Loan Loss Reserve Committee evaluates the loan portfolio on a quarterly basis in order to maintain its allowance for loan losses at a level it believes appropriate to absorb probable losses incurred within the Bank's loan portfolio as of the balance sheet dates.  Factors considered in determining the appropriateness of the allowance for loan losses include the Bank's past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area.  Although management uses available information to estimate losses on loans, future additions to, or reductions in, the allowance may be necessary based on changes in economic conditions or other factors beyond management's control. In addition, the Bank's regulators, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to, or reductions in, the allowance based upon judgments different from those of management.

The Bank’s periodic evaluation of its allowance for loan losses has traditionally been comprised of different components, each of which is discussed in Note 5 to the Company's Consolidated Financial Statements.

The Bank also maintains a reserve associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Investment Activities

Investment strategies are implemented by the Asset and Liability Committee ("ALCO"), which, as of December 31, 2017, was comprised of the President and Chief Executive Officer, Senior Executive Vice President and Chief Operating Officer, Senior Executive Vice President – Business Banking, Executive Vice President and Chief Risk Officer, Senior Vice President and Director of Financial & Strategic Analytics, Senior Vice President – Corporate Development and Treasurer, Senior Vice President and Comptroller, Senior Vice President – Commercial Lending, and Senior Vice President and Director of Retail Banking, and other senior officers.  The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value, and effectively manage both interest rate risk and liquidity.  The strategies are reviewed periodically by the ALCO and reported to the Board of Directors.

Investment Policy of the Bank

The investment policy of the Bank, which is adopted by its Board of Directors, is designed to help achieve the Bank's overall asset/liability management objectives while complying with applicable regulations.  Generally, when selecting investments for the Bank's portfolio, the policy emphasizes principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, various types of MBS, municipal securities, commercial paper, certificates of deposit ("CDs") and when applicable, overnight federal funds sold to financial institutions.  The Bank's Board of Directors periodically approves all financial institutions to which the Bank sells federal funds.

The Bank's investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Government, federal agencies and GSEs, to an amount not exceeding the lesser of either 2% of its total assets or 10% of its total capital for municipal securities with a triple “A” rating, and 2% of its total assets or 20% of its total capital for MBS and collateralized mortgage obligations (“CMO”) securities with triple “A” rated investments, and 1% of its total assets or 15% of its total capital for MBS and CMOs with a single “A” rating.  The Bank was in compliance with this policy limit at both December 31, 2017 and 2016. The Bank may, with Board approval, engage in hedging transactions utilizing derivative instruments.  During the years ended December 31, 2017 and 2016, the Bank did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Federal Agency Obligations

Federal agency obligations are purchased from time to time in order to provide the Bank a favorable yield in comparison to overnight investments.  These securities possess sound credit ratings, and are readily accepted as collateral for the Bank's borrowings. The Bank owned no federal agency obligation investments at December 31, 2017 or 2016.

MBS

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

Investment Strategies of the Holding Company

The Holding Company's investment policy generally calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank. The investment policy calls for new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one corporate entity to the lesser of 1% of total assets or 5% of the Company's total capital for corporate debt obligations. The investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Government, federal agencies and GSEs, to an amount not exceeding: 1% of total assets and 5% of the Company’s total capital, for municipal securities with a single “A” rating, 2% of total assets and 10% of total capital for municipal securities with a triple “A” rating, 1% of total assets and 15% of the Company’s total capital for MBS and CMO securities with single “A” ratings, and 2% of total assets and 20% of total capital for MBS and CMO securities with single “A” ratings.  The investment policy also allows for new investments in corporate debt obligations to companies rated single ''A'' or better by one of the nationally recognized rating agencies at the time of purchase, and limits investments in any one entity to the lesser of 1% of total assets or 5% of the Company's total capital for corporate debt obligations.  The Holding Company may, with Board approval, engage in hedging transactions utilizing derivative instruments. During the years ended December 31, 2017 and 2016, the Holding Company did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Holding Company investments are generally intended primarily to provide future liquidity which may be utilized for general business activities, including, but not limited to: (1) purchases of Common Stock into treasury; (2) repayment of principal and interest on the Holding Company's $113.6 million subordinated notes payable; (3) subject to applicable restrictions, the payment of dividends on the Common Stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.

The Holding Company cannot assure that it will engage in these investment activities in the future. At December 31, 2017, the Holding Company's principal asset was its $643.3 million investment in the Bank's common stock.  This investment in its subsidiary is not actively managed and falls outside of the Holding Company investment policy and strategy discussed above.

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

Sources of Funds

General

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments, and advances from the FHLBNY.  The Bank may also sell or securitize selected multifamily residential, mixed use and one-to-four family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

The Bank is also eligible to participate in the Certificate of Deposit Account Registry Service (“CDARS”), through which it can either purchase or sell CDs.  Purchases of deposits through this program are limited by Bank policy to an aggregate of 5% of total assets.

Borrowings

The Bank has been a member and shareholder of the FHLBNY since 1980.  One of the privileges offered to FHLBNY shareholders is the ability to secure advances from the FHLBNY under various lending programs at competitive interest rates.

Subsidiary Activities

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of seven corporations, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company's indirect subsidiaries, other than the Bank, as of December 31, 2017:

Direct Subsidiaries of the Bank	Year/ State of Incorporation	Primary Business Activities
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate
Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.)	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to- four family real estate loans
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.
195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate. Currently inactive.
DSB Holdings NY, LLC	2015 / New York	Management and ownership of real estate. Currently inactive.

Personnel

As of December 31, 2017, the Company had 373 full-time and 48 part-time employees.  The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

Federal, State and Local Taxation

The following is a general description of material tax matters and does not purport to be a comprehensive review of the tax rules applicable to the Company.

Federal Taxation

For federal income tax purposes, the Company files a consolidated income tax return on a December 31st calendar year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including, particularly, the Bank's tax reserve for bad debts.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum rate of 35% to a flat rate of 21%.  The rate reduction took effect January 1, 2018.

Under GAAP, the Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  As of a result of the reduction in the corporate income tax rate from 35% to 21% pursuant to the Tax Act, the Company recorded tax expense of $3.1 million during the year ended December 31, 2017.  The Company’s actual revaluation of its deferred tax asset may vary from the estimated amount due to further clarification of the Tax Act that cannot be estimated at this time.

State and Local Taxation

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

Regulation

General

The Bank is a NYS-chartered stock savings bank.  The Bank’s primary regulator is the NYSDFS, and the Bank’s primary federal regulator is the Federal Deposit Insurance Corporation ("FDIC"), which regulates and examines state-chartered banks that are not members of the Federal Reserve System (“State Nonmember Banks”).  The FDIC also administers laws and regulations applicable to all FDIC-insured depository institutions.  The Holding Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System ("FRB") and, more specifically, the Federal Reserve Bank of Philadelphia.  The Bank has elected to be treated as a "savings association" under Section 10(l) of the Home Owners’ Loan Act, as amended ("HOLA"), for purposes of the regulation of the Holding Company.  The Holding Company is therefore regulated as a savings and loan holding company by the FRB as long as the Bank continues to satisfy the requirements to remain a "qualified thrift lender"  ("QTL") under HOLA. If the Bank fails to remain a QTL, the Holding Company must register with the FRB, and be treated as, a bank holding company.  The Holding Company does not expect that regulation as a bank holding company rather than a savings and loan holding company would be a significant change.

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

Regulation of New York State Chartered Savings Banks

Business Activities.   The Bank derives its lending, investment, and other authority primarily from the New York Banking Law ("NYBL") and the regulations of the NYSDFS, subject to limitations under applicable FDIC laws and regulations. Pursuant to the NYBL, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities (including certain corporate debt securities and obligations of federal, state, and local governments and agencies), and certain other assets. The lending powers of NYS-chartered savings banks and commercial banks are not generally subject to percentage-of-assets or capital limitations, although there are limits applicable to loans to individual borrowers.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.

Recent Financial Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), which became law in 2010, was intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  Many of the provisions of the Reform Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Implementation is ongoing and the Reform Act has, at a minimum, resulted in increased regulatory burden, compliance costs and other costs for the Bank and Holding Company.

Basel III Capital Rules

On January 1, 2015, the Bank and the Holding Company became subject to a new comprehensive capital framework for U.S. banking organizations that was issued by the FDIC and FRB in July 2013 (the "Basel III Capital Rules"), subject to phase-in periods for certain components and other provisions.

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

With respect to the Bank, the Basel III Capital Rules revise the "prompt corrective action" ("PCA") regulations adopted pursuant to the Federal Deposit Insurance Act (“FDIA”) by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the previous 6.0%); and (iii) eliminating the provision that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules increased the required capital levels of the Bank and subjected the Holding Company to consolidated capital rules. The Bank and Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios.  See Note 21 to the consolidated financial statements for a discussion of regulatory matters.

FDIC Guidance on Managing Market Risk

In October 2013, the FDIC published guidance entitled "Managing Sensitivity to Market Risk in a Challenging Interest Rate Environment".  This guidance notes the FDIC's ongoing supervisory concern that certain institutions may be insufficiently prepared or positioned for sustained increases in, or volatility of, interest rates.  The guidance emphasizes a series of best practices to ensure that State Nonmember Banks, such as the Bank, have adopted a comprehensive asset-liability and interest rate risk management process.  These practices include: (i) effective board governance and oversight; (ii) a sound policy framework and prudent exposure limits; (iii) well-developed risk measurement tools for effective measurement and monitoring of interest rate risk and; (iv) effective risk mitigation strategies.  The Bank continues to comply with this guidance.

FDIC Real Estate Lending Standards

FDIC regulations prescribe standards for extensions of credit that (i) are secured by liens on or interests in real estate, or (ii) are made for the purpose of financing construction or improvements on real estate.  FDIC regulations require nonmember banks to establish and maintain written real estate lending policies that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities.  The policies must also be consistent with accompanying interagency guidelines, which include loan-to-value limitations for different types of real estate loans.  Under certain circumstances, institutions are also permitted to make a limited amount of loans that do not conform to the loan-to-value limitations.  In addition, the federal banking agencies (the “Agencies”) consider as part of their ongoing supervisory monitoring processes whether an institution is exposed to significant commercial real estate concentration risk.  Institutions that (i) have experienced rapid growth in their commercial real estate lending, (ii) have notable exposure to a specific type of commercial real estate or (iii) are approaching or have exceeded the following concentration thresholds may become subject to additional regulatory review: (a) total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital; or (b) total commercial real estate loans, excluding owner occupied properties, represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Limitations on Individual Loans and Aggregate Loans to One Borrower

As a NYS-chartered savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not constrained by NYSDFS regulations limiting individual loan or borrower exposures.

QTL Test

In order for the Holding Company to be regulated by the FRB as a savings and loan holding company rather than a bank holding company, the Bank must remain a QTL. To satisfy this requirement, the Bank must maintain at least 65% of its ''portfolio assets'' in certain ''qualified thrift investments'' during at least nine of the most recent twelve months. ''Portfolio assets'' mean, in general, the Bank's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased MSR, and (iii) the value of property used to conduct the Bank's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans.  At December 31, 2017, the Bank maintained 72.3% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2016, and, therefore, was a QTL.  If the Bank fails to remain a QTL, the Holding Company must register with the FRB as a bank holding company. While the Holding Company intends to remain a savings and loan holding company, regulation as a bank holding company rather than a savings and loan holding company would not be expected to have a material impact upon its financial condition or results of operations.

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

Advisory on Interest Rate Risk Management

In January 2010, the Agencies released an Advisory on Interest Rate Risk (“IRR”) Management (the "IRR Advisory") to remind institutions of the supervisory expectations regarding sound practices for managing IRR.  While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure.  The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations.  The IRR Advisory further reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

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

Under the NYBL and the New York banking regulations, NYS-chartered stock savings banks may declare and pay dividends out of net profits, unless there is an impairment of capital, however, approval of the New York State Superintendent of Financial Services (''Superintendent'') is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the FRB at least 30 days prior to each capital distribution.  The FRB can prohibit a proposed capital distribution if it determines that the bank would be ''undercapitalized'', as defined in the FDIA, following the distribution or that a proposed distribution would constitute an unsafe or unsound practice. Further, under FDIC PCA regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank would fail to satisfy its minimum capital requirements, as described above (See "Part I - Item 1. Business - Regulation - Regulation of New York State Chartered Savings Banks – PCA").

Liquidity

Pursuant to FDIC regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.

Assessments

NYS-chartered savings banks are required by the NYBL to pay annual assessments to the NYSDFS in connection with its regulation and supervision (including examination) of the Bank.  This annual assessment is based primarily on the asset size of the Bank, among other factors determined by the NYSDFS.  The Bank is not required to pay additional assessments to the FDIC for its regulation and supervision (including examination) of the Bank as a State Nonmember Bank, however, the Bank is required to pay assessments to the FDIC as an insured depository institution.  (See “Insurance of Deposit Accounts”).

Branching

Subject to certain limitations, NYS and federal law permit NYS-chartered savings banks to establish branches in any state of the United States.  In general, federal law allows the FDIC, and the NYBL allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger.  The NYBL authorizes NYS-chartered savings banks to open and occupy de novo branches outside the State of New York. Pursuant to the Reform Act, the FDIC is authorized to approve the establishment by a state bank of a de novo interstate branch if the intended host state allows de novo branching within that state by banks chartered by that state.

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

The Bank is also subject to provisions of the NYBL that impose continuing and affirmative obligations upon a NYS-chartered savings bank to serve the credit needs of its local community (the ''NYCRA'').  Such obligations are substantially similar to those imposed by the CRA.  The NYCRA requires the NYSDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public.  The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application.  The Bank’s most recent rating under the NYCRA was “Satisfactory”.

Transactions with Related Parties

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

As a “savings association” under Section 10(l) of the HOLA, the Bank is additionally subject to the rules governing transactions with affiliates for savings associations under HOLA Section 11.  These rules prohibit, subject to certain exemptions, a savings association from: (i) advancing a loan to an affiliate engaged in activities that are not permitted for non-bank holding companies; and (ii) purchasing or investing in securities issued by an affiliate that is not a subsidiary.

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

Enforcement

Under the NYBL, the Superintendent possesses enforcement power over NYS-chartered savings banks.  The NYBL gives the Superintendent authority to order a NYS-chartered savings bank to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to maintain prescribed books and accounts.  Upon a finding by the Superintendent that a director, trustee or officer of a savings bank has violated any law, or has continued unauthorized or unsafe practices in conducting its business after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard.  The Superintendent also has authority to appoint a conservator or receiver, such as the FDIC, for a savings bank under certain circumstances.

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

Standards for Safety and Soundness

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the FDIC, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the FDIC has adopted regulations pursuant to FDICIA that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so ordered, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized bank is subject under the PCA provisions of FDICIA (See "Part I - Item 1. Business - Regulation - Regulation of New York State Chartered Savings Banks – PCA").  If an institution fails to comply with such an order, the FDIC may seek enforcement in judicial proceedings and the imposition of civil money penalties.

Insurance of Deposit Accounts

The standard maximum amount of FDIC deposit insurance is $250,000 per depositor.  Insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF.  Assessments are based on average total assets minus average tangible equity. The assessment rate is determined through a risk-based system, with institutions deemed most risky paying higher assessments.  For depository institutions with less than $10 billion in assets, such as the Bank, the assessments are now primarily based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.  The initial base assessment rate currently ranges from 3 to 30 basis points on an annualized basis.  After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.

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

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF applicable deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments.  The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base.  These payments approximate 10% of the Bank's annual FDIC insurance payments and will continue until the FICO bonds mature through 2019.

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

Federal law additionally permits each state to enact legislation that is more protective of consumers' personal information. There are periodically privacy bills considered by the New York legislature.  Management of the Company cannot predict the impact, if any, of these bills if enacted.

Cybersecurity more broadly has become a focus of federal and state regulators.  In March 2015, federal regulators issued two statements regarding cybersecurity to reiterate regulatory expectations regarding cyberattacks compromising credentials and business continuity planning to ensure the rapid recovery of an institution’s operations after a cyberattack involving destructive malware.  In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system.  The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness.  In March 2017, the NYSDFS made effective regulations that require financial institutions regulated by the NYDFS, including the Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.  The Company will continue to monitor any developments related to these proposed rulemakings as part of its ongoing cyber risk management.  See "Item 1A - Risk Factors" for a further discussion of cybersecurity risks.

Consumer Protection and Compliance Provisions

The Bank is subject to various consumer protection laws and regulations. The Bank may be subject to potential liability for material violations of these laws and regulations, in the form of litigation by governmental and consumer groups, the FDIC and other federal regulatory agencies including the Department of Justice. Moreover, the Consumer Financial Protection Bureau (“CFPB”) has broad rule-making authority for a wide range of consumer protection laws that apply to all depository institutions, as well as the authority to prohibit "unfair, deceptive or abusive" acts and practices.

Insurance Activities

As a NYS-chartered savings bank, the Bank is generally permitted to engage in certain insurance activities: (i) directly in places where the population does not exceed 5,000 persons, or (ii) in places with larger populations through subsidiaries if certain conditions are satisfied.  Federal agency regulations prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity not affiliated with the depository institution.  The regulations additionally require prior disclosure of this prohibition if such products are offered to credit applicants. Compliance with these regulations has not had a material impact upon the Bank's financial condition or results of operations.

Federal Home Loan Bank ("FHLB") System

The Bank is a member of the FHLBNY, which is one of the twelve regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance.  The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock as a membership requirement and must hold additional stock based on its FHLB borrowing and certain other activities.  The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $59.7 million at December 31, 2017.  The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

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

The Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances.  The interest rate paid on required reserve balances and excess balances as of December 31, 2017 was 1.50%.

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

Regulation of the Holding Company

The Bank has made an election under Section 10(l) of the HOLA to be treated as a “savings association” for purposes of regulation of the Holding Company. As a result, the Holding Company is registered with the FRB as a non-diversified unitary savings and loan holding company within the meaning of the HOLA.  The Holding Company is currently subject to FRB regulations, examination, enforcement and supervision, as well as reporting requirements applicable to savings and loan holding companies. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary depository institution.  In addition, the FRB has enforcement authority over the Holding Company’s non-depository institution subsidiaries.  If the Bank does not continue to satisfy the QTL test, the Holding Company must change its status with the FRB as a savings and loan holding company and register as a bank holding company under the BHCA.  (See "Regulation of New York State-Chartered Savings Banks – QTL Test").

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

The Reform Act extended the “source of strength” doctrine to savings and loan holding companies.  The FRB has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. The policy statement also specifies that a holding company should consult with FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock such that the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. These regulatory policies could affect the ability of the Company to pay dividends, repurchase common stock or otherwise engage in capital distributions.

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

In addition to the applicable federal laws and regulations, NYS Banking Law generally requires prior approval of the Superintendent before any action is taken that causes any company to acquire direct or indirect control of a banking institution organized in New York.

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

The credit quality of the Bank's portfolio can have a significant impact on the Company's earnings, results of operations and financial condition. As part of the Company’s strategic plan, it originates loans secured by commercial real estate that are generally viewed as exposing lenders to a greater risk of loss than both one-to-four family and multifamily residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans are generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the rentability, among other commercial factors.

The performance of Bank's multifamily and mixed-use loans could be adversely impacted by regulation or a weakened economy.

Multifamily and mixed-use loans generally involve a greater risk than one- to four- family residential mortgage loans because government regulations such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). Impaired loans are thus difficult to identify before they become problematic. In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

If bank regulators impose limitations on the Bank’s commercial real estate lending activities, earnings could be adversely affected.

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank’s level of non-owner occupied commercial real estate equaled 775% of total risk-based capital at December 31, 2017. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 791% at December 31, 2017.

In December 2015, the federal bank regulatory agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the federal bank regulatory agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the federal bank regulatory agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the NYSDFS or FRB were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Bank’s earnings could be adversely affected.

The continued expansion of the Bank’s Business Banking division will subject the Bank to increased lending risks.

During the year ended December 31, 2017, the Business Banking division originated $138.6 million of C&I loans and $99.1 million of direct-sourced commercial real estate loans, and the Bank intends to increase such originations. Strategic plans for the year ended December 31, 2018 also include increased originations of ADC loans and SBA loans.  Such loans generally carry a greater risk of loss than one-to-four family and multifamily residential mortgage loans.  Since the repayment of commercial loans depends on the successful operation of the borrower’s business or properties, repayment of such loans can be affected by adverse conditions in the real estate market or local economy, or mismanagement of the business. Additionally, nearly all of the Bank’s C&I loans are unseasoned, meaning it is difficult to assess the future performance of these recently originated loans because of their relatively limited payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance. Because the Bank plans to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Changes in interest rates could affect the Bank’s profitability.

The Bank’s ability to earn a profit depends primarily on net interest income, which is the difference between the interest income that the Bank earns on its interest-earning assets, such as loans and investments, and the interest expense that the Bank pays on its interest-bearing liabilities, such as deposits and borrowings. The Bank’s profitability depends on its ability to manage its assets and liabilities during periods of changing market interest rates.

In a period of increased interest rates, the interest income earned on the Bank’s assets may not increase as rapidly as the interest paid on its liabilities. In such an environment, the Bank’s cost of funds is expected to increase more rapidly than interest earned on its loan and investment portfolio, as its primary source of funds is deposits with generally shorter maturities than those on its loans and investments. This makes the balance sheet more liability sensitive in the short term. Such an increase in the cost of funds, without a corresponding increase in the yield of the Bank’s loan portfolio, could reduce the Bank’s profitability.

A sustained decrease in market interest rates could also adversely affect the Bank’s earnings. When interest rates decline, borrowers tend to refinance higher rate loans at lower rates. Under those circumstances, the Bank would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid loans. Additionally, changes in interest rates also affect the fair value of the securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates. A decrease in high-yielding loans or fluctuations in the securities portfolio could reduce the Bank’s profitability.

The Company's business may be adversely affected by conditions in the financial markets and economic conditions generally and in the areas in which it conducts its business.

The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, particularly in the local NYC metropolitan area where the Company conducts substantially all of its business.  Conditions in the marketplace for the Bank's property collateral types (mainly multifamily and commercial real estate) remained stronger than most other parts of the country throughout the years of the financial crisis, and have since rebounded to healthy pre-crisis levels. However, a return to prolonged deteriorating economic conditions could significantly affect the markets in which the Bank does business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

The Bank’s allowance for loan losses may be insufficient.

The Bank’s allowance for loan losses is maintained at a level considered adequate by management to absorb probable incurred losses inherent in its loan portfolio. The amount of inherent loan losses which could be ultimately realized is susceptible to changes in economic, operating and other conditions, including changes in interest rates that could be beyond the Bank’s control. Such losses could exceed current estimates. Although management believes that the Bank’s allowance for loan losses is adequate, there can be no assurance that the allowance will be sufficient to satisfy actual loan losses should such losses be realized.

Additionally, the Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for us for the fiscal year beginning January 1, 2020. This standard, referred to as “Current Expected Credit Loss” (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require the Bank to increase its allowance for loan losses and to greatly increase the types of data it collects and reviews to determine the appropriate level of the allowance for loan losses. The Company is currently evaluating the effect that the CECL model will have on its consolidated financial statements, but the extent of the effect is indeterminable at this time as it will be dependent on the nature and characteristics of the Bank’s loan portfolio at the adoption date, as well as economic conditions and forecasts at that date. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on the Bank’s financial condition and results of operations.

The Company operates in a highly regulated industry and is subject to uncertain risks related to changes in laws, government regulation and monetary policy.

The Holding Company and the Bank are subject to extensive legislation, as well supervision, regulation and examination by the NYSDFS (the Bank's primary regulator), the FRB (the Holding Company's primary regulator) and the FDIC, as its deposit insurer. Such laws and regulations limit the manner in which the Holding Company and Bank conduct business, undertake new investments and activities and obtain financing. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This regulatory scheme is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit shareholders or creditors.

Failure to comply with applicable laws and regulations could subject the Holding Company and Bank to regulatory enforcement actions, including administrative orders that may be judicially enforced, the imposition of capital requirements, restrictions on the growth of the Holding Company and the Bank, the removal of officers or directors, or the assessment of significant civil money penalties against the Holding Company and the Bank.  If the Holding Company or the Bank becomes subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

Expansion, growth and acquisitions could negatively impact earnings if not successful.

The Company may grow organically, by geographic expansion, through business line expansion, and through acquisitions of branches or other financial institutions or financial services companies. The success of any expansion endeavor depends on the Company's ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth, as well as the Company’s ability to successfully introduce new products and services to its customers or to enter new markets.

Merger and acquisition activities are subject to a number of risks, including lending, operating, and integration risks. Acquisitions may disrupt the Company’s business by diverting management’s time and attention, and may expose the Company to unknown or contingent liabilities, or asset quality problems, of the target company. Such growth requires careful due diligence, evaluation of risks, and projections of future operations and financial conditions. Actual results may differ from expectations and could have a material adverse effect on the Company's financial condition and results of operations. Acquisitions often involve the negotiation and execution of extensive merger agreements, which may lead to litigation risks or operating constraints.

Additionally, as the Company grows, its total assets will approach the $10 billion threshold for additional Dodd Frank regulatory requirements.  These regulations affect revenues and operating costs, and introduce additional compliance requirements.  If additional investments in growth are not sufficiently profitable, some profitability metrics may be reduced.

Competition from other financial institutions or government agencies in originating loans and attracting deposits may limit our growth and adversely affect profitability.

The Bank operates in a highly competitive industry and market area, which could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. The Bank competes with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Recently, new market entrants such as government sponsored agencies have also begun to compete in our marketplace.  The Bank faces sustained competition for the origination of multifamily residential and commercial real estate loans, which may inhibit the Bank’s ability to maintain its current level and pricing of such loans. Customers may also be persuaded to pursue alternatives to the Bank's deposits, causing the Bank to lose a historically less expensive source of funding. Any loss of business to the Bank’s competitors would adversely affect its profitability.

The Holding Company’s depends on the success and growth of the Bank.

The Holding Company’s primary business activity is to act as the holding company of the Bank. Therefore, the Holding Company’s future profitability will depend on the success and growth of this subsidiary.  The continued and successful implementation of the Holding Company’s growth strategy will require, among other things that the Bank increases its market share by attracting new customers that currently bank at other financial institutions in the Bank’s market area.

Additionally, the Holding Company’s principal source of funds to make payments on its subordinated debt securities and pay dividends on the Common Stock are the dividends and other distributions it receives from the Bank.  The Holding Company’s ability to receive dividends and other distributions from the Bank is contingent on a number of factors, including the Bank’s ability to meet applicable regulatory capital requirements and the Bank’s profitability and earnings and strength of its balance sheet.

The Bank is subject to stringent capital requirements.

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

As of December 31, 2017, the Company had $55.6 million of goodwill and other intangible assets.  A significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Common Stock could result in impairment to goodwill. If the Company identified impairment to goodwill, it would be required to record the appropriate charge to its earnings, which could have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to the Company’s business. The Company uses various technology systems to manage its customer relationships, general ledger, securities investments, deposits, and loans. The Company collects, processes and stores sensitive customer data by utilizing computer systems and telecommunications networks operated by it and third party service providers. The Company has established policies and procedures to prevent or limit the impact of system failures and interruptions, and security breaches, including privacy breaches and cyber attacks, but such events may still occur or may not be adequately addressed if they do occur.

There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Although the Company takes protective measures, the security of its computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, distributed denial of service attacks or other malicious code and cyber attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, the Company may be unable to proactively address these techniques or to implement adequate preventative measures.

In addition, the Company outsources a majority of its data processing to certain third-party providers. If these third-party providers encounter difficulties, or if the Company has difficulty communicating with them, the Company’s ability to adequately process and account for transactions could be affected, and its business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Negative public opinion could damage the Company's reputation and adversely impact its business and revenues.

As a financial institution, the Bank's earnings and capital are subject to risks associated with negative public opinion.  Negative public opinion could result from the Company's actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by the Bank to meet customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect the Company's ability to attract and retain clients and can expose the Company to litigation and regulatory action.  Negative public opinion could also affect the Company's credit ratings, which are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources of funding.

The trading volume in the Common Stock is less than that of other larger financial services companies.

Although the Common Stock is listed for trading on the Nasdaq National Exchange, the trading volume in its Common Stock is less than that of other, larger financial services companies. This means that the Common Stock has less liquidity than the average trading market for many other publicly traded companies. Thinly traded stocks can be more volatile than stock trading in an active public market. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Common Stock, and the current market price may not be indicative of future market prices. Accordingly, stockholders may not be able to sell their shares of Common Stock at the volume, prices or times that they desire.

The Holding Company may reduce or eliminate dividends on its Common Stock in the future.

Although the Holding Company has historically declared cash dividends on its Common Stock, it is not required to do so and may reduce or eliminate its Common Stock dividend in the future. In addition, the Holding Company is a savings and loan holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. A reduction or elimination of dividend payments could adversely affect the market price of the Common Stock.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the back office of the Bank.  The Bank leases commercial office space for its back office located at 300 Cadman Plaza West, 8th Floor, Brooklyn, New York 11201.  The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn. As of December 31, 2017, the Bank conducted its business through twenty-eight full-service retail banking offices and two corporate offices located throughout Brooklyn, Queens, the Bronx and Nassau County and Suffolk County, New York. The Bank also has one corporate office located in New Jersey. As of December 31, 2017, the Bank owned eight of these offices, and leased twenty-three. The Bank also leases two additional retail banking offices which opened in early 2018; one location was opened in replacement of an existing location.

Item 3.     Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings.  Certain of these matters may seek substantial monetary damages.  In the opinion of management as of December 31, 2017, the Company was not involved in any actions or proceedings that were likely to have a material adverse impact on its consolidated financial condition and results of operations.

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

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
Quarter Ended	Dividends Declared	High Sales Price	Low Sales Price	Dividends Declared	High Sales Price	Low Sales Price
March 31st	$0.14	$22.48	$19.35	$0.14	$17.96	$15.61
June 30th	0.14	21.40	18.85	0.14	18.87	16.37
September 30th	0.14	21.75	18.35	0.14	18.27	16.53
December 31st	0.14	22.65	19.60	0.14	20.45	16.10

As of March 1, 2018, the Company had approximately 6,000 holders of record of its common stock.

The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (i.e., the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

During the year ended December 31, 2017, the Holding Company paid cash dividends totaling $21.0 million, representing $0.56 per outstanding common share.  During the year ended December 31, 2016, the Holding Company paid cash dividends totaling $20.6 million, representing $0.56 per outstanding common share.

As the principal asset of the Holding Company, the Bank is often called upon to provide funds for the Holding Company's payment of dividends (See "Item 1 – Business - Regulation – Regulation of New York State Chartered Savings Banks – Limitation on Capital Distributions").

In June 2017, the Holding Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which will become callable commencing in June 2022.  Interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. The notes will mature on June 15, 2027. The Holding Company used part of the net proceeds from the offering to redeem its trust preferred debt issued in March 2004.  The carrying value at the time of redemption was $70.7 million, and had a 7.00% annual coupon.  Pursuant to the provisions of the debt, the Holding Company is required to first satisfy the interest obligation on the subordinated debt, which currently approximates $5.2 million annually, prior to the authorization and payment of Common Stock cash dividends.  Management of the Holding Company does not presently believe that this requirement will materially affect its ability to pay dividends to its common stockholders.

Issuer Purchases of Equity Securities

The following table summarizes information regarding purchases of Common Stock during the fourth quarter of 2017 in accordance with the approved stock repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
October 2017	‑	‑	‑	1,104,549
November 2017	‑	‑	‑	1,104,549
December 2017	‑	‑	‑	1,104,549
(1) The twelfth stock repurchase program was publicly announced in June 2007, authorizing the purchase of up to 1,787,665 shares of the Common Stock, and has no expiration.

Performance Graph

The graph below compares the Holding Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by S&P Global Market Intelligence from January 1, 2012 through December 31, 2017.  The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

	Period Ending December 31,
Index	2012	2013	2014	2015	2016	2017
Dime Community Bancshares, Inc.	100.00	126.39	126.05	140.14	166.49	178.38
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Thrift	100.00	128.33	138.02	155.20	190.11	188.72

Item 6.  Selected Financial Data

The consolidated financial and other data of the Company as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto.  Certain amounts as of and for the years ended December 31, 2014 and 2013 have been reclassified to conform to the December 31, 2017, 2016 and 2015 presentation.  These reclassifications were not material.

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$6,403,460	$6,005,430	$5,032,872	$4,497,107	$4,028,190
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	5,581,084	5,615,886	4,678,262	4,100,747	3,679,366
MBS	351,384	3,558	431	26,409	31,543
Investment securities (including FHLBNY capital stock)	66,417	60,670	77,912	76,139	78,863
Federal funds sold and other short-term investments	-	-	-	250	-
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	4,403,447	4,395,426	3,184,310	2,659,792	2,507,146
Borrowings	1,283,612	901,805	1,237,405	1,244,405	980,680
Stockholders' equity	598,567	565,868	493,947	459,725	435,506
Selected Operating Data:
Interest income	$212,096	$195,627	$174,791	$172,952	$175,456
Interest expense	59,366	52,141	46,227	48,416	46,969
Net interest income	152,730	143,486	128,564	124,536	128,487
Provision (credit) for loan losses	520	2,118	(1,330)	(1,872)	369
Net interest income after provision (credit) for loan losses	152,210	141,368	129,894	126,408	128,118
Non-interest income	21,514	75,934	8,616	9,038	7,463
Non-interest expense	84,986	83,831	62,493	61,076	62,692
Income before income tax	88,738	133,471	76,017	74,370	72,889
Income tax expense	36,856	60,957	31,245	30,124	29,341
Net income	$51,882	$72,514	$44,772	$44,246	$43,548

	At or for the Year Ended December 31,
	2017		2016		2015		2014		2013
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	0.84%		1.31%		0.96%		1.03%		1.09%
Return on average stockholders' equity	8.94		13.40		9.40		9.83		10.58
Stockholders' equity to total assets at end of period	9.35		9.42		9.81		10.22		10.81
Loans to deposits at end of period	127.22		128.23		147.50		154.87		147.56
Loans to interest-earning assets at end of period	89.20		95.92		95.98		94.68		96.74
Net interest spread (2)	2.38		2.52		2.72		2.84		3.19
Net interest margin (3)	2.54		2.68		2.89		3.03		3.39
Average interest-earning assets to average interest-bearing liabilities	116.55		116.85		116.64		115.98		116.49
Non-interest expense to average assets	1.37		1.51		1.34		1.42		1.57
Efficiency ratio (4)	53.24		55.48		45.98		46.28		46.23
Effective tax rate	41.53		45.67		41.10		40.51		40.25
Dividend payout ratio	40.58		28.43		45.53		45.53		45.53
Per Share Data:
Diluted earnings per share	$1.38		$1.97		$1.23		$1.23		$1.23
Cash dividends paid per share	0.56		0.56		0.56		0.56		0.56
Book value per share (5)	16.00		15.11		13.22		12.47		11.86
Asset Quality Ratios and Other Data(1):
Net charge-offs (recoveries)	$23		$97		$(1,351)		$(212)		$766
Total non-performing loans (6)	533		4,237		1,611		6,198		12,549
OREO	-		-		148		18		18
Non-performing pooled trust preferred securities ("TRUP CDOs")	-		1,270		1,236		904		898
Total non-performing assets	533		5,507		2,995		7,120		13,465
Non-performing loans to total loans	0.01%		0.08%		0.03%		0.15%		0.34%
Non-performing assets to total assets	0.01		0.09		0.06		0.16		0.33
Allowance for Loan Losses to:
Non-performing loans	3,946.15%		484.68%		1,149.22%		298.37%		160.59%
Total loans (7)	0.38		0.36		0.39		0.45		0.54
Regulatory Capital Ratios: (Bank only) (1)(8)
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.38%		11.60%		11.55%		12.33%		N/A
Tier 1 Capital to Risk-Weighted Assets ("Tier 1 Capital Ratio")	12.38		11.60		11.55		12.33		N/A
Total Capital to Risk-Weighted Assets ("Total Capital Ratio")	12.83		12.05		12.03		12.89		N/A
Tier 1 Capital to Average Assets	9.32		8.95		9.17		9.64		N/A
Earnings to Fixed Charges Ratios (9):
Including interest on deposits	2.44	x	3.48	x	2.60	x	2.50	x	2.51	x
Excluding interest on deposits	4.82		7.25		4.11		3.49		3.58
Full Service Branches	28		25		25		25		25

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.

(2)	The net interest spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses on sales of assets.

(5)	Book value per share equals total stockholders' equity divided by shares outstanding at each period end.

(6)	Includes non-performing loans designated as held for sale at period end.

(7)	Total loans represent loans and loans held for sale, net of deferred fees and costs and unamortized premiums, and excluding (thus not reducing the aggregate balance by) the allowance for loan losses.

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

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its mortgage and C&I loans, as well as personal deposit accounts from its borrowers. The Bank launched an internet banking initiative, “DimeDirect,” in the second half of 2015. To date, deposits gathered through DimeDirect have primarily been money markets. The DimeDirect deposits are anticipated to carry lower administrative servicing costs than the Bank’s traditional retail deposits. Historically, the Bank’s primary lending strategy included the origination of, and investment in, mortgage loans secured by multifamily and mixed-use properties, and, to a lesser extent, mortgage loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of its strategic plan for 2017 and beyond, the Bank is investing in the development of its Business Banking division, by adding products and services to serve both the credit and business banking needs in its footprint. Beginning in 2018, the Bank will once again begin to offer one-to-four family loan products.

The Business Banking division is focused on total relationship banking and will enable the Bank to diversify its loan portfolio into areas such as C&I loans, Small Business Administration (“SBA”) loans (a portion of which is guaranteed by the SBA), ADC loans, finance loans and leases, one-to-four family loans and consumer loans. These business lines are intended to supplement core deposit growth and provide greater funding diversity. In the first quarter of 2017, the Bank hired seasoned executives, and bolstered its lending and credit and administrative staff. In the third quarter of 2017, the Bank was approved by the SBA as a lender, better positioning the Business Banking division for future expansion. Since January 1, 2017, the Bank has grown its C&I portfolio to $135.7 million and its direct-sourced CRE portfolio to $98.6 million.

The Bank also purchases investment grade securities primarily for liquidity purposes. The Bank seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Recent Events

In June 2017, the Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which will become callable commencing in June 2022.  Interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%, until June 2022, at which point the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 266 basis points.. The notes will mature on June 15, 2027. The Company used part of the net proceeds from the offering to redeem its $70.7 million of trust preferred securities, which had a 7.00% annual coupon in July 2017. See Notes 13 and 14 to the Company’s  Condensed Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details of the subordinated notes payable and trust preferred securities payable, respectively.

In December 2017, the Bank completed a securitization of $280.0 million of its multifamily loans through a Freddie Mac sponsored “Q-deal” securitization (“Loan Securitization”). The Structured Pass-Through Certificates that were issued by Freddie Mac were purchased by the Bank as available-for-sale securities to enhance balance sheet liquidity. The Bank will continue to maintain the borrower relationships as the sub-servicer of the loans. See Note 6 to the Company’s Condensed Consolidated Financial Statements for details of the transaction.

Critical Accounting Policies

The Company’s accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. See Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2017, which contains the Company’s significant accounting policies.

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

The Company's methods and assumptions utilized for its accounting for defined benefit plans are discussed in Note 17 to the Company's consolidated financial statements.

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them.  The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees and charges that are considered adjustments to yields and costs.  All material changes in average balances and interest income or expense are discussed in the section entitled "Net Interest Income" in the comparisons of operating results commencing on page 39.

	For the Year Ended December 31,
		2017			2016			2015
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$5,778,459	$204,487	3.54%	$5,210,984	$191,856	3.68%	$4,327,415	$171,347	3.96%
C&I Loans	63,840	3,072	4.81	624	41	6.57	-	-	-
Other loans	1,110	75	6.76	1,121	74	6.60	1,562	93	5.95
Investment securities	12,404	577	4.64	18,489	880	4.76	18,570	875	4.71
MBS	24,381	542	2.22	1,216	20	1.64	6,111	186	3.04
Other	127,368	3,343	2.62	118,576	2,756	2.32	89,837	2,290	2.55
Total interest-earning assets	6,007,562	$212,096	3.53%	5,351,010	$195,627	3.66%	4,443,495	$174,791	3.93%
Non-interest earning assets	204,083			203,758			216,981
Total assets	$6,211,645			$5,554,768			$4,660,476

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$113,226	$237	0.21%	$89,197	$230	0.26%	$76,210	$244	0.32%
Money Market accounts	2,648,909	23,866	0.90	2,063,787	17,293	0.84	1,370,531	10,133	0.74
Savings accounts	364,341	187	0.05	367,311	182	0.05	370,439	183	0.05
CDs	989,319	14,101	1.43	1,015,615	14,669	1.44	902,600	12,445	1.38
Borrowed Funds (2)	1,038,497	20,975	2.02	1,043,515	19,767	1.89	1,089,700	23,222	2.13
Total interest-bearing liabilities	5,154,292	$59,366	1.15%	4,579,425	$52,141	1.14%	3,809,480	$46,227	1.21%
Non-interest bearing checking accounts	301,492			263,527			220,134
Other non-interest-bearing liabilities	175,431			170,569			154,809
Total liabilities	5,631,215			5,013,521			4,184,423
Stockholders' equity	580,430			541,247			476,053
Total liabilities and stockholders' equity	$6,211,645			$5,554,768			$4,660,476
Net interest income		$152,730			$143,486			$128,564
Net interest spread (3)			2.38%			2.52%			2.72%
Net interest-earning assets	$853,270			$771,585			$634,015
Net interest margin (4)			2.54%			2.68%			2.89%
Ratio of interest-earning assets to interest-bearing liabilities		116.55%			116.85%			116.64%

(1)
In computing the average balance of real estate loans, non-performing loans have been included.  Interest income on real estate loans includes loan fees.  Interest income on real estate loans also includes applicable prepayment fees and late charges totaling $5.0 million, $9.0  million and $11.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Interest expense on borrowed funds includes $1.4 million of prepayment charge recognized during the year ended December 31, 2015.  Absent the prepayment charge, the average cost of borrowings would have been 2.01% during the year ended December 31, 2015. There were no such fees during the years ended December 31, 2017 or 2016.

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

	Years Ended December 31,
	2017 over 2016 Increase/ (Decrease) Due to			2016 over 2015 Increase/ (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$20,410	$(7,779)	$12,631	$22,030	$(1,521)	$20,509
C&I loans	3,599	(567)	3,032	21	20	41
Other loans	(1)	2	1	(10)	(9)	(19)
Investment securities	(286)	(18)	(304)	(1)	6	5
MBS	448	74	522	(99)	(67)	(166)
Other	218	369	587	468	(2)	466
Total	$24,388	$(7,919)	$16,469	$22,409	$(1,573)	$20,836
Interest-bearing liabilities:
Interest-bearing checking accounts	$57	$(50)	$7	$37	$(51)	$(14)
Money market accounts	5,119	1,454	6,573	5,458	1,702	7,160
Savings accounts	2	3	5	(2)	1	(1)
CDs	(423)	(145)	(568)	1,620	604	2,224
Borrowed funds	(122)	1,330	1,208	(912)	(2,543)	(3,455)
Total	$4,633	$2,592	$7,225	$6,201	$(287)	$5,914
Net change in net interest income	$19,755	$(10,511)	$9,244	$16,208	$(1,286)	$14,922

Comparison of Operating Results for the Years Ended December 31, 2017, 2016, and 2015

Net income was $51.9 million in 2017, compared to $72.5 million in 2016, and $44.8 million in 2015.  During 2017, net interest income increased $9.2 million, the provision for loan losses decreased by $1.6 million, non-interest income decreased by $54.4 million and non-interest expense increased by $1.2 million.  Income tax expense decreased $24.1 million in 2017, as a result of $44.7 million of lower pre-tax income which was offset by the re-evaluation of the Company’s deferred tax assets and liabilities due to the change in tax rates for 2018 enacted in December 2017. During 2016, net interest income increased $14.9 million, the provision for loan losses increased by $3.4 million, non-interest income increased by $67.3 million and non-interest expense increased by $21.3 million.  Income tax expense increased $29.7 million in 2016, as a result of $57.5 million of additional pre-tax income.

Net Interest Income

The discussion of net interest income for 2017, 2016, and 2015 below should be read in conjunction with the tables presented on pages 38 and 39, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.

The Company’s net interest income and net interest margin during 2017, 2016, and 2015 were impacted by the following factors:

•
During the period January 1, 2010 through December 31, 2017, FOMC monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 1.50%, resulting in deposit and borrowing costs at historically low levels.

•
Increased marketplace competition and refinancing activity on real estate loans, particularly during the period January 1, 2013 through December 31, 2017, resulted in an ongoing reduction in the average yield on real estate loans.

Interest income was $212.1 million in 2017, $195.6 million in 2016, and $174.8 million in 2015. During 2017, interest income increased $16.5 million from 2016, primarily reflecting increases in interest income of $12.6 million on real estate loans and $3.0 million on C&I loans. The growth in interest income was driven by an increase of $656.6 million in average interest-earning assets, which more than offset the 13 basis point decline in average yield. The increased interest income on real estate loans reflected growth of $567.5 million in their average balance during the comparative period, as new originations exceeded amortization and satisfactions during 2017 due to lower prepayment volume.an increase of $656.6 million in average interest-earning assets, which more than offset the 13 basis point decline in average yield. The increased interest income on real estate loans reflected growth of $567.5 million in their average balance during the comparative period, as new originations exceeded amortization and satisfactions during 2017 due to lower prepayment volume. The increase in interest income on C&I loans reflected an increase of $63.2 million in their average balance as a result of the Company’s Business Banking initiative to shift the loan portfolio mix and grow the C&I loan portfolio. During 2016, interest income increased $20.8 million from 2015, primarily reflecting increases in interest income of $20.5 million on real estate loans and $0.5 million on other short term investments. The increased interest income on real estate loans reflected growth of $883.6 million in their average balance during the comparative period, as new originations significantly exceeded amortization and satisfactions during 2016 in connection with the Company’s growth strategy. Partially offsetting the higher interest income on real estate loans from the growth in their average balance was a reduction of 28 basis points in their average yield, resulting from both continued low lending rates and heightened marketplace competition. The increase in interest income on other short-term investments reflected an increase of $28.7 million in their average balance as a result of increased cash from $75.9 million net proceeds from the sale of premises during 2016, offset by a 23 basis point decline in their average yield during the comparative period. Net interest margin (“NIM”) was 2.54% during 2017, compared to 2.68% in 2016, and 2.89% in 2015. NIM was negatively impacted in both 2017 and 2016 by lower income recognized from loan prepayment activity. For 2017, income from prepayment activity totaled $5.0 million, benefiting NIM by 8 basis points, compared to $9.0 million, or 17 basis points in 2016, and $11.3 million, or 22 basis points in 2015.

Interest expense was $59.4 million in 2017, $52.1 million in 2016, and $46.2 million in 2015. During 2017, interest expense increased $7.2 million from 2016, primarily reflecting increases in expense of $6.6 million on money market accounts and $1.2 million in interest expense on borrowed funds. The increase of $6.6 million in interest expense on money market deposits reflected activities of the DimeDirect internet banking channel that increased their average balance by $585.1 million and their average cost by 6 basis points in 2017.  Interest expense on borrowings increased $1.2 million due to an increase of 13 basis points in their average cost, resulting from the re-pricing of lower interest rate borrowings during the period. During 2016, interest expense increased $5.9 million from 2015, primarily reflecting increases in expense of $7.2 million on money market accounts and $2.2 million on CDs, offset by a reduction of $3.5 million in interest expense on borrowed funds. The increase of $7.2 million in interest expense on money market deposits reflected activities in connection with the Company’s growth strategy that increased their average balance by $693.3 million and their average cost by 10 basis points in 2016.  The increase of $2.2 million in interest expense on CDs reflected an increase in their average balance by $113.0 million and their average cost by 6 basis points, as the Bank competed more aggressively for CDs during 2016 compared to 2015. Interest expense on borrowings declined $3.5 million due to a reduction of 24 basis points in their average cost (resulting from the re-pricing of higher interest rate borrowings), and a decrease in their average balance by $46.2 million during 2016 compared to 2015 as FHLBNY advances continued to mature.

Provision (Credit) for Loan Losses

The Company recognized a provision for loan losses of $0.5 million and $2.1 million in 2017 and 2016 respectively, and a credit (negative provision) for loan losses of $1.3 million in 2015. The $0.5 million provision for loan losses recognized during 2017 resulted mainly from growth in the real estate and C&I portfolio in connection with the Company’s growth strategy, offset by a reduction of $280.0 million multifamily real estate loans due to the Loan Securitization in December 2017, and continued improvement in the overall credit quality of the loan portfolio.  The $2.1 million provision for loan losses recognized during 2016 resulted mainly from growth in the real estate portfolio in connection with the Company’s growth strategy, offset by continued improvement in the overall credit quality of the loan portfolio.  The credits recorded during the year ended December 31, 2015 reflected continued improvement in the overall credit quality of the loan portfolio from October 1, 2013 through December 31, 2015, including a $1.5 million recovery of previously charged-off amounts from the favorable resolution of the Bank's largest problem loan.

The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses:	(Dollars in Thousands)
Balance at beginning of period	$20,536	$18,514	$18,493	$20,153	$20,550
Provision (credit) for loan losses	520	2,118	(1,330)	(1,872)	369
Charge-offs:
Multifamily residential	(104)	(92)	(48)	(87)	(504)
Commercial real estate	-	(12)	(44)	(336)	(400)
One-to-four family including condominium and cooperative apartment	(16)	(79)	(115)	(46)	(117)
Construction	-	-	-	-	-
C&I	-	-	-	-	-
Consumer	(4)	(3)	(2)	(9)	(21)
Total charge-offs	(124)	(186)	(209)	(478)	(1,042)
Recoveries	101	90	1,560	690	276
Reserve for loan commitments transferred from other liabilities	-	-	-	-	-
Balance at end of period	$21,033	$20,536	$18,514	$18,493	$20,153

Non-Interest Income

Total non-interest income was $21.5 million in 2017, $75.9 million in 2016, and $8.6 million in 2015. During 2017, non-interest income decreased $54.4 million from 2016, due primarily to a gain of $68.2 million recognized on the sale of real estate during the year ended December 31, 2016. Partially offsetting these increases were a $2.7 million gain on the sale of pooled bank trust preferred securities and a $1.5 million gain on the sale of loans. During 2016, non-interest income increased $67.3 million from 2015 due primarily to a gain of $68.2 million recognized on the sale of real estate during the year ended December 31, 2016. Partially offsetting these increases were a $1.3 million gain on the sale of MBS in 2015, and a decline in service charges and other fees during the comparative period as a result of lower transaction volume.

Non-Interest Expense

Non-interest expense was $85.0 million in 2017, $83.8 million in 2016, and $62.5 million in 2015. During 2017, the Company recognized non-recurring expenses of $1.3 million for loss on extinguishment of debt related to the redemption of trust preferred securities and $1.7 million related to de-conversion costs associated with the planned change in the Bank’s core processor. During 2016, the Company recognized a non-cash, non-tax deductible, and non-recurring expense of $11.3 million on the prepayment of the Employee Stock Ownership Plan (“ESOP”) share acquisition loan by the plan (“ESOP Charge”). During 2015, the Company recognized a non-recurring $3.4 million reduction in salaries and employee benefits from the curtailment of certain postretirement health benefits (“Curtailment Gain”). Excluding these items, non-interest expense was $82.0 million in 2017, $72.5 million in 2016, and $65.9 million in 2015. The increase of $9.5 million during 2017 compared to 2016 was primarily the result of increases of salaries and benefits expense of $2.5 million, occupancy expense of $2.1 million, data processing expense of $3.1 million, marketing expense of $1.7 million, accelerated consulting expenses of $1.4 million, higher FDIC insurance premiums of $0.5 million, and recognition of the bank’s first loss guarantee for the Loan Securitization totaling $0.4 million. The remaining increase was experienced in other operating expenses. The $2.5 million increase in salaries and benefits expense was attributable to the build out of the Business Banking division. The $2.1 million increase in occupancy expense was attributable to the new corporate office, and the addition of two additional office locations. The $3.1 million of additional data processing expense was the result of various technology enhancement initiatives related to customer banking services. The $1.7 million of additional marketing expense was related to deposit gathering initiatives as the market continues to experience elevated levels of competition. The additional consulting expense of $1.4 million was related to an earlier-than-anticipated completion of such services.  The increase of $6.6 million during 2016 compared to 2015 was primarily the result of increases of $1.6 million in occupancy and equipment expense, $1.4 million in marketing expense, $1.2 million in data processing expense, $0.7 million in consulting expense, and $1.7 million in other operating expenses. The $1.6 million increase in occupancy expense was attributable to new leases related to de novo retail branches and a new corporate office.  The $1.4 million increase in marketing costs was related to deposit gathering initiatives in line with the Company’s growth strategy. The $1.2 million increase in data processing costs was the result of various technology enhancement initiatives related to customer banking services. The $0.7 million increase in consulting expense was attributable to new consulting arrangements.

Non-interest expense as a percentage of average assets was 1.37%, 1.51%, and 1.34% in 2017, 2016, and 2015, respectively. Excluding the non-recurring items mentioned above, the ratio was 1.32% in 2017, comparable to 1.31% in 2016, and 1.41% in 2015. The decrease during 2016 compared to 2015 was primarily due to the $894.3 million of growth in average assets outweighing the growth in non-interest expense during 2016.

Income Tax Expense

Income tax expense was $36.9 million in 2017, $60.9 million in 2016, and $31.2 million in 2015. Income tax expense decreased $24.1 million during 2017 compared to 2016 primarily as a result of $44.7 million of lower pre-tax income during 2017 and an income tax benefit of $1.5 million for a discrete item related to distributions of retirement benefits from the Company’s Benefit Maintenance Plan (the “BMP”), offset by $3.1 million of tax expense from the re-valuation of the Company’s deferred tax assets and liabilities due to the passage of the Act. The $44.7 million decrease in pre-tax income was attributable to the $68.2 million gain on sale of real estate during 2016, offset by the $10.4 million gain on sale of real estate during 2017 and $11.3 million ESOP Charge that occurred during 2016. During 2016, income tax expense increased $29.7 million from 2015, due primarily to an increase of $57.5 million in pre-tax income during the comparative period.  The $57.5 million increase in pre-tax income was attributable to the $68.2 million gain on sale of real estate, offset by the $11.3 million ESOP Charge that occurred during 2016.

The Company’s consolidated tax rate was 41.5%, 45.7% and 41.1% in 2017, 2016, and 2015, respectively.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Assets totaled $6.40 billion at December 31, 2017, $398.0 million above their level at December 31, 2016.

Real estate loans decreased $168.9 million during the year ended December 31, 2017, primarily due to $595.9 million of aggregate amortization of real estate loans (including refinancing of existing loans) and sales of real estate loan participations totaling $47.9 million and $280.0 million for the Loan Securitization.  These decreases exceeded the $757.9 million of originations of such loans (also including refinancing of existing loans).  C&I loans increased $138.6 million during the year ended December 31, 2017, in-line with the Bank’s strategic plans to grow the C&I loan portfolio.

Cash and due from banks and total securities increased $56.0 million during the year ended December 31, 2017, as the Bank bolstered its level of on balance sheet liquidity.  Additionally, during the year ended December 31, 2017, the Bank completed the sale of premises held for sale with a book value of $1.4 million at December 31, 2016 and net proceeds of $11.7 million were realized on the sale.

Total liabilities increased $365.3 million during the year ended December 31, 2017.  Total borrowings increased by $381.8 million, offset by a decrease of $20.8 million in mortgagor escrow and other deposits as a result of the decline in real estate portfolio. Please refer to "Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increase in borrowings during the year ended December 31, 2017.

Stockholders' equity increased $32.7 million during the year ended December 31, 2017, due primarily to net income of $51.9 million and $2.3 million of comprehensive income, which added to the cumulative balance of stockholders' equity.  Partially offsetting these items were $21.0 million in cash dividends paid during the period and $3.9 million related to the distribution of benefit payments reducing the cumulative balance of stockholders’ equity. The decrease in accumulated other comprehensive loss was due to comprehensive income of $3.0 million, which was primarily the result of $0.7 million from changes in unrealized loss on held-to-maturity securities and $1.5 million from changes in retirement plan obligations, offset by a reclassification of $0.7 million from other comprehensive loss to retained earnings as a result of adoption of ASU 2018-02 from the evaluation of deferred tax assets and liabilities from the Tax Act.

Loan Portfolio Composition

The Bank’s loan portfolio totaled $5.59 billion at December 31, 2017, consisting primarily of real estate loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership; commercial properties; and one-to-four family residences and individual condominium or cooperative apartments.  Within the real estate loan portfolio, $4.37 billion, or 78.2%, were classified as multifamily residential loans; $1.01 billion, or 18.03%, were classified as commercial real estate loans; and $62.7 million, or 1.1%, were classified as one-to-four family residential, including condominium or cooperative apartments.  At December 31, 2017, the Bank’s loan portfolio additionally included $135.7 million in C&I loans and $1.4 million in other loans, comprised of depositor, consumer installment and other loans.

The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2017	Percent of Total	2016	Percent of Total	2015	Percent of Total	2014	Percent of Total	2013	Percent of Total
Real Estate loans:	(Dollars in Thousands)
Multifamily residential	$4,374,073	78.23%	$4,592,282	81.59%	$3,752,328	80.02%	$3,292,753	80.05%	$2,917,380	78.97%
Commercial real estate	1,008,299	18.03	958,459	17.03	863,184	18.41	745,463	18.12	700,606	18.96
One-to-four family, including condominium and cooperative apartment	62,709	1.12	74,022	1.32	72,095	1.54	73,500	1.79	73,956	2.00
Construction and land acquisition	9,115	0.16	-	-	-	-	-	-	268	0.01
Total real estate loans	5,454,196	97.54	5,624,763	99.94	4,687,607	99.97	4,111,716	99.96	3,692,210	99.94
C&I loans	135,660	2.43	2,058	0.03	-	-	-	-	-	-
Consumer loans:
Depositor loans	489	0.01	445	0.01	557	0.01	677	0.01	763	0.02
Consumer installment and other	890	0.02	2,970	0.02	1,033	0.02	1,152	0.03	1,376	0.04
Total consumer loans	1,379	0.03	3,415	0.03	1,590	0.03	1,829	0.04	2,139	0.06
Gross loans	5,591,235	100.00%	5,628,178	100.00%	4,689,197	100.00%	4,113,545	100.00%	3,694,349	100.00%
Net unearned costs	10,882		8,244		7,579		5,695		5,170
Allowance for loan losses	(21,033)		(20,536)		(18,514)		(18,493)		(20,153)
Loans, net	$5,581,084		$5,615,886		$4,678,262		$4,100,747		$3,679,366
Loans serviced for others:
One-to-four family, including condominium and cooperative apartment	$2,664		$3,453		$4,374		$5,215		$6,746
Multifamily residential	334,819		17,625		18,735		19,038		240,517
Total loans serviced for others	$337,483		$21,079		$23,109		$24,253		$247,263

The following table sets forth the composition of the Bank’s loan portfolios (excluding consumer loans) by ARM or fixed-rate repayment type:

	For the Year Ended December 31,
	2017	Percent of Total	2016	Percent of Total	2015	Percent of Total	2014	Percent of Total	2013	Percent of Total
	(Dollars in Thousands)
Real Estate loans:
ARM	$4,691,101	83.92%	$4,746,112	84.35%	$3,692,014	78.73%	$2,981,135	72.50%	$2,644,032	71.61%
Fixed-rate	763,095	13.65	878,651	15.62	997,183	21.27	1,130,581	27.50	1,048,178	28.39
Total real estate loans	5,454,196	97.57	5,624,763	99.97	4,687,607	100.00	4,111,716	100.00	3,692,210	100.00
C&I loans:
ARM	93,330	1.67	2,058	0.03	-	-	-	-	-	-
Fixed-rate	42,330	0.76	-	-	-	-	-	-	-	-
Total C&I loans	135,660	2.43	2,058	0.03	-	-	-	-	-	-
Total real estate and C&I loans	$5,589,856	100.00%	$5,626,821	100.00%	$4,687,607	100.00%	$4,111,716	100.00%	$3,692,210	100.00%

At December 31, 2017, the Bank had $48.2 million of loan commitments that were accepted by the borrowers.  All of these commitments are expected to close during the year ending December 31, 2018.

At December 31, 2017, the Bank’s portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained totaled $337.5 million, all of which were sold without recourse.

Loan Originations, Purchases, Sales and Servicing

For the year ended December 31, 2017, total loan originations were $897.6 million.   The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Gross loans:	(Dollars in Thousands)
At beginning of period	$5,628,178	$4,689,197	$4,113,545	$3,694,349	$3,501,532
Real estate loans originated:
Multifamily residential	558,764	1,321,242	1,098,841	748,067	872,421
Commercial real estate	183,701	204,720	236,320	191,944	187,202
One-to-four family, including condominium and cooperative apartment (1)	1,268	2,468	5,316	2,302	5,896
Equity lines of credit on multifamily residential or commercial properties	5,034	5,547	3,389	4,657	7,578
Construction and land acquisition	9,115	-	-	-	-
Total mortgage loans originated	757,882	1,533,977	1,343,866	946,970	1,073,097
C&I loans originated	138,643	-	-	-	-
Other loans originated	1,070	3,073	1,334	1,263	1,354
Total loans originated	897,595	1,537,050	1,345,200	948,223	1,074,451
Loans purchased	-	157,782	99,745	225,604	52,031
Less:
Principal repayments (including satisfactions and refinances)	601,176	755,851	859,721	737,776	923,110
Loans sold (2)	332,362	-	9,572	16,865	8,087
Write down of principal balance for expected loss	-	-	-	-	1,685
Loans transferred to OREO	-	-	-	-	783
Gross loans at end of period	$5,591,235	$5,628,178	$4,689,197	$4,113,545	$3,694,349
(1)	Includes one-to-four family home equity and home improvement loans.
(2)	Includes $4.5 million, $9.6 million, $3.9 million and $6.1 million of note sales on problem loans from portfolio during the years ended December 31, 2017, 2015, 2014 and 2013, respectively.

In the event that the Bank were to sell multifamily loans in the secondary market or through securitization, it generally retains servicing rights on the loans sold.  These fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale.  At December 31, 2017, the Bank had recorded mortgage servicing rights ("MSR") of $1.6 million associated with the sale of multifamily residential loans to third party institutions.

Loan Maturity and Repricing

As of December 31, 2017, $4.56 billion, or 81.5% of the loan portfolio was scheduled to mature or reprice within five years. In addition at December 31, 2017, loans totaling $650.8 million were required to make only monthly interest payments on their outstanding principal balance.  The great majority of these loans commence principal amortization prior to their contractual maturity date.

The following table distributes the Bank's real estate, C&I, and consumer loan portfolios at December 31, 2017 by the earlier of the maturity or next repricing date.  ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include scheduled principal amortization.

	Real Estate Loans	C&I Loans	Consumer Loans	Total
Amount due to Mature or Reprice During the Year Ending:	(Dollars in Thousands)
December 31, 2018	$585,462	$88,427	$1,379	$675,268
December 31, 2019	807,811	-	-	807,811
December 31, 2020	1,046,062	2,985	-	1,049,047
December 31, 2021	818,391	-	-	818,391
December 31, 2022	1,180,217	25,697	-	1,205,914
Sub-total (within 5 years)	4,437,943	117,109	1,379	4,556,431
December 31, 2023 and beyond	1,016,253	18,551	-	1,034,804
Total	$5,454,196	$135,660	$1,379	$5,591,235

Asset Quality

Non-accrual Loans

Within the Bank's permanent portfolio, eight non-accrual loans (excluding deposit overdraft loans) totaled $0.5 million at December 31, 2017 and sixteen non-accrual loans (excluding deposit overdraft loans) totaled $4.2 million at December 31, 2016. During the year ended December 31, 2017, one loan totaling $0.07 million was placed on non-accrual status, five non-accrual loans totaling $0.7 million were fully satisfied according to their contractual terms, one non-accrual loan totaling $0.3 million with a partial charge-off of $0.04 million was fully satisfied, three non-accrual loans total $2.8 million were sold and principal amortization of $0.07 million was recognized on four non-accrual loans.

TDRs

At both December 31, 2017 and 2016, all TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected net cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected net cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.  There were no TDRs on non-accrual status at December 31, 2017 or 2016.

There were no loans modified in a manner that met the criteria of a TDR during the twelve-month period ended December 31, 2017.  The Company modified one one-to-four family residential loan in a manner that met the criteria of a TDR during the twelve-month period ended December 31, 2016.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 4 to the Company’s Consolidated Financial Statements) was approximately $8.2 million, consisting of seven loans, at December 31, 2017, compared to $11.9 million, consisting of thirteen loans, at December 31, 2016.  During the year ended December 31, 2017, one non-accrual loan totaling $0.3 million with a partial charge-off of $0.04 million was fully satisfied, two impaired loans totaling $0.4 million were fully satisfied according to their contractual terms, three impaired loans totaling $2.8 million were sold, and principal amortization totaling $0.2 million was recognized on seven impaired loans.

The following is a reconciliation of non-accrual, TDR, and impaired loans as of the dates indicated:

	At December 31,
	2017	2016	2015	2014	2013
Non-accrual loans (1):	(Dollars in Thousands)
One-to-four family residential, including condominium and cooperative apartment	$436	$1,012	$1,113	$1,310	$1,242
Multifamily residential and residential mixed-use real estate	-	2,675	287	167	1,197
Commercial mixed-use real estate	93	549	-	-	4,400
Commercial real estate	-	-	207	4,717	5,707
Consumer	4	1	4	4	3
Non-accrual loans held for sale	-	-	-	-	-
Total non-accrual loans	533	4,237	1,611	6,198	12,549
Non-accrual one-to-four family and consumer loans deemed homogeneous loans (2)	(440)	(1,013)	(1,116)	(1,314)	(980)
TDRs(1):
One-to-four family residential, including condominium and cooperative apartment	22	407	598	605	934
Multifamily residential and residential mixed-use real estate	619	658	696	1,105	1,148
Commercial mixed-use real estate	4,174	4,261	4,344	4,400	-
Commercial real estate	3,296	3,363	3,428	8,990	16,538
Total TDRs	8,111	8,689	9,066	15,100	18,620
Impaired loans	$8,204	$11,913	$9,561	$19,984	$30,189
(1)
Total non-accrual loans include some loans that were modified in a manner that met the criteria for a TDR. There were no non-accruing TDRs at December 31, 2017 or 2016.  There were non-accruing TDRs which totaled $0.2 million, $4.7 million, and $5.7 million at December 31, 2015, 2014, and 2013, respectively, which are included in the non-accrual loans total.

(2)
Smaller balance homogeneous loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances less than or equal to the FNMA conforming loan limits for high-cost areas such as the Bank's primary lending area (“FNMA Limits”) and consumer loans, are collectively evaluated for impairment, and accordingly, not separately identified for impairment disclosures.

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

There were no OREO properties as of December 31, 2017 or 2016.  The Bank did not recognize any provisions for losses on OREO properties during the years ended December 31, 2017 or 2016. The Bank wrote off the balance of one OREO property which totaled $0.02 million during the year ended December 31, 2016.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Total non-accrual loans	$533	$4,237	$1,611	$6,198	$12,549
Non-performing assets:
TRUP CDOs	-	1,270	1,236	904	898
OREO	-	-	148	18	18
Total non-performing assets	533	5,507	2,995	7,120	13,465
Ratios:
Total non-accrual loans to total loans	0.01%	0.08%	0.03%	0.15%	0.34%
Total non-performing assets to total assets	0.01	0.09	0.06	0.16	0.33

Other Potential Problem Loans

(i)  Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on fourteen loans with an aggregate outstanding balance of $19.9 million at December 31, 2017, and four loans with an aggregate outstanding balance of $3.1 million at December 31, 2016, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

(ii)  Loans Delinquent 30 to 89 Days

The Bank had three real estate loans totaling $0.03 million that were delinquent between 30 and 89 days at December 31, 2017, compared to three such loans totaling $1.9 million at December 31, 2016. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans. There were no delinquent C&I loans between 30 and 89 days at December 31, 2017 or 2016.

(iii) Temporary Loan Modifications

There were no temporary modifications (modifications that were either sufficiently minor or temporary in nature so as to not meet the criteria of a TDR) entered into during the years ended December 31, 2017 or 2016. Temporary modifications previously entered into performed according to their contractual terms during the years ended December 31, 2017 and 2016.

Allowance for Loan Losses

The following table sets forth the Bank's allowance for loan losses allocated by underlying collateral type and the percent of each to total loans at the dates indicated.  Prior to December 31, 2016, any allocated allowance associated with loans both deemed impaired and internally graded as Special Mention is reflected on the impaired loan line. Please refer to Notes 4 and 5 to the Company's Consolidated Financial Statements for a description of impaired, substandard, special mention and pass graded loans.

	At December 31,
	2017		2016		2015		2014		2013
	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Impaired loans	$-	0.15%	$-	0.21%	$-	0.20%	$19	0.49%	$1,771	0.82%
Substandard loans not deemed impaired (1)	n/a	n/a	n/a	n/a	348	0.37	371	0.44	53	0.15
Special Mention loans (1)	n/a	n/a	n/a	n/a	88	0.37	228	0.81	185	0.92
Pass graded loans:
Multifamily residential	15,219	78.20	16,555	81.56	13,942	79.69	13,600	79.38	13,743	78.49
Commercial real estate	3,535	17.90	3,816	16.86	3,902	17.88	4,156	17.15	4,189	17.81
One-to-four family including condominium and cooperative apartment	116	1.13	145	1.31	214	1.46	95	1.68	188	1.75
Construction and land acquisition	123	0.16	-	-	-	-	-	-	-	-
C&I	2,021	2.44
Consumer	19	0.02	20	0.06	20	0.03	24	0.05	24	0.06
Total	$21,033	100.00%	$20,536	100.00%	$18,514	100.00%	$18,493	100.00%	$20,153	100.00%
(1)
During the year ended December 31, 2016, the allowance methodology was refined such that there was not a component for Substandard and Special Mention loans. All non-impaired loans as of December 31, 2017 and 2016 were considered Pass graded loans.

The following table sets forth information about the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$5,602,117	$5,636,422	$4,696,776	$4,119,240	$3,699,519
Average total loans outstanding during the period(1)	5,843,409	5,212,729	4,328,977	3,964,520	3,606,039
Allowance balance at end of period	21,033	20,536	18,514	18,493	20,153
Allowance for loan losses to total loans at end of period	0.38%	0.36%	0.39%	0.45%	0.54%
Allowance for loan losses to total non-performing loans at end of period	3,946.15	484.68	1,149.22	298.37	160.59
Allowance for loan losses to total non-performing loans and TDRs at end of period	243.32	158.87	170.10	71.09	64.66
Ratio of net charge-offs to average loans outstanding during the period	NM	NM	(0.03)	(0.01)	0.02
(1)	Total loans represent gross loans (including loans held for sale), inclusive of deferred loan fees and discounts.
NM = not meaningful

Reserve for Loan Commitments

At December 31, 2017, the Bank maintained a reserve of $0.03 million associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Investment Activities

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security that were owned by either the Bank or Holding Company at the dates indicated:

	At December 31,
	2017		2016		2015
	Amortized/ Historical Cost	Fair Value	Amortized/ Historical Cost (1)	Fair Value	Amortized/ Historical Cost (1)	Fair Value
MBS	(Dollars in Thousands)
Available-for-Sale:
FHLMC pass through certificates	$276,605	$277,218	$-	$-	$-	$-
FNMA pass through certificates	30,693	30,516	-	-	-	-
Government National Mortgage Association (“GNMA”) pass through certificates	33,276	33,145	360	372	418	431
Agency issued CMOs	10,615	10,505	3,247	3,186	-	-
Total MBS available-for-sale	351,189	351,384	3,607	3,558	418	431

INVESTMENT SECURITIES
TRUP CDOs held-to-maturity	-	-	5,378	7,296	5,242	7,051
Total investment securities held-to-maturity	-	-	5,378	7,296	5,242	7,051
Available-for-Sale:
Mutual funds	3,779	4,006	4,011	3,895	3,990	3,756
Total investment securities available-for-sale	3,779	4,006	4,011	3,895	3,990	3,756
Trading:
Mutual funds	2,648	2,715	7,015	6,953	10,390	10,201
Total trading securities	2,648	2,715	7,015	6,953	10,390	10,201
TOTAL INVESTMENT SECURITIES AND MBS	$357,616	$358,105	$20,011	$21,702	$20,040	$21,439
(1)	Amount is net of cumulative credit related Other than Temporary Impairment (“OTTI”) on TRUP CDOs held-to-maturity totaling $8.6 million and $8.7 million at December 31, 2016 and 2015 respectively.

MBS

The Company's consolidated investment in MBS totaled $351.4 million at December 31, 2017.  The average duration of these securities was 4.8 years as of December 31, 2017.

The Company typically classifies MBS as available-for-sale in recognition of the prepayment uncertainty associated with these securities, and carries them at fair market value.  The fair value of MBS available-for-sale was $0.2 million above their amortized cost at December 31, 2017.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
Amortized cost at beginning of period	$3,607	$418	$24,946
(Sales) Purchases, net	348,644	3,267	(22,919)
Principal repayments	(957)	(59)	(1,602)
Premium amortization, net	(105)	(19)	(7)
Amortized cost at end of period	$351,189	$3,607	$418

The increase in the MBS portfolio is primarily due to the purchase of FHLMC guaranteed structured pass-through certificates that were issued in connection with the Loan Securitization transaction that closed in December 2017 and purchased entirely by the Bank.

The following table presents the amortized cost, fair value and weighted average yield of the Company's consolidated MBS at December 31, 2017, categorized by remaining period to contractual maturity:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Due within 1 year	$-	$-	-%
Due after 1 year but within 5 years	3,168	3,099	1.53
Due after 5 years but within 10 years	22,177	22,066	2.29
Due after ten years	325,844	326,219	2.51
Total	$351,189	$351,384	2.48%

With respect to MBS, the entire carrying amount of each security at December 31, 2017 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.  As mentioned previously, the investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS.  As a result, the weighted average duration of the Company's MBS approximated 4.8 years as of December 31, 2017 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

Equity Investments

The Holding Company's investment in mutual funds (primarily equity mutual funds) totaled $6.7 million at December 31, 2017, of which $4.0 million was classified as available-for-sale, and $2.7 million was classified as trading.  At December 31, 2017, the aggregate fair value of the available for sale mutual fund investments was $0.2 million above their cost basis, and the aggregate fair value of the mutual fund investments classified as trading was $0.07 million above their cost basis.

Sources of Funds

Deposits

The following table sets forth the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2017			At December 31, 2016			At December 31, 2015
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$362,092	8.2%	0.07%	$366,921	8.3%	0.05%	$368,671	11.6%	0.05%
CDs	1,091,887	24.8	1.47	1,048,465	23.9	1.47	858,847	27.0	1.44
Money market accounts	2,517,439	57.2	0.96	2,576,081	58.6	0.86	1,618,617	50.8	0.81
Interest-bearing checking accounts	124,283	2.8	0.08	106,525	2.4	0.08	78,994	2.5	0.08
Non-interest bearing checking accounts	307,746	7.0	-	297,434	6.8	-	259,181	8.1	-
Totals	$4,403,447	100.0%	0.91%	$4,395,426	100.0%	0.86%	$3,184,310	100.0%	0.81%

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
Deposits	$10,142,501	$8,674,460	$6,306,645
Withdrawals	10,172,871	7,495,718	5,805,132
Deposits greater than Withdrawals	$(30,370)	$1,178,742	$501,513
Interest credited	38,391	32,374	23,005
Total increase in deposits	$8,021	$1,211,116	$524,518

The weighted average maturity of the Bank's CDs at December 31, 2017 was 12.7 months, compared to 15.4 months at December 31, 2016.  The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2017:

	Period to Maturity at December 31, 2017				Total at December 31,
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	2017	2016	2015
	(Dollars in Thousands)				(Dollars in Thousands)
1.00% and below	$134,719	$20,641	$-	$-	$155,360	$159,367	$230,982
1.01% to 2.00%	405,533	362,523	34,785	2,504	786,515	708,028	425,120
2.01% to 3.00%	19,712	91,424	186	-	130,023	160,725	183,617
3.01% and above	19,817	-	44	-	19,861	20,345	19,128
Total	$579,781	$474,587	$35,015	$-	$1,091,887	$1,048,465	$858,847

At December 31, 2017, the Bank had $656.5 million in CDs with a minimum denomination of one-hundred thousand dollars as follows:

Maturity Date	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within three months	$84,732	1.27%
After three but within six months	110,705	1.46
After six but within twelve months	172,020	1.34
After 12 months	289,055	1.60
Total	$656,512	1.47%

The Bank is authorized to accept brokered deposits up to an aggregate limit of 5% of total assets.  At December 31, 2017, brokered deposits consisted of $190.4 million, which include purchased CDARS deposits.  At December 31, 2016, total brokered deposits consisted of $42.7 million, which include purchased CDARS deposits.

Borrowings

The Bank's total borrowing line with FHLBNY equaled $1.77 billion at December 31, 2017.  The Bank had $1.17 billion of FHLBNY advances outstanding at December 31, 2017, and $831.1 million at December 31, 2016.  The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The following table presents information for FHLBNY advances as of the periods indicated:

	At or for the Year Ended December 31,
	2017		2016		2015
	Amount	Average Cost	Amount	Average Cost	Amount	Average Cost
	(Dollars in Thousands)
Balance outstanding at end of period	$1,170,000	1.67%	$831,125	1.57%	$1,166,725	1.32%
Weighted average balance outstanding during the period	939,185	1.63	972,179	1.45	1,019,020	1.65
Maximum balance outstanding at month end during period	1,222,500		1,277,125		1,166,725

The Company had no Securities Sold Under Agreements to Repurchase outstanding at December 31, 2017 or 2016.

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's ALCO is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO.  On a daily basis, appropriate senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities.  Reports detailing the Bank's liquidity reserves and forecasted cash flows are presented to appropriate senior management on a monthly basis, and the Board of Directors at each of its meetings. In addition on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns.  A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY.  The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers, and has in the past sold such loans to FNMA and FHLMC.  The Company may additionally issue debt under appropriate circumstances.  Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Total deposits increased $8.0 million during the year ended December 31, 2017, compared to an increase of $1.17 billion during the year ended December 31, 2016. Within deposits, core deposits (i.e., non-CDs) decreased $35.4 million during the year ended December 31, 2017 and increased $1.02 billion during the year ended December 31, 2016.  The decrease during 2017 was primarily driven by of outflows from the bank’s online channel, DimeDirect, as the bank’s posted rate for the second half of 2017 lagged many of its online competitors, which was offset by an increase of $43.3 million in CDs.  The increase during 2016 was due to both successful gathering efforts tied to promotional money market offerings as well as the company’s growth strategy for the year ended December 31, 2016.  CDs increased by $189.6 million during the year ended December 31, 2016 as a result of promotional offerings during the period.

The Bank increased its outstanding FHLBNY advances by $338.9 million during the year ended December 31, 2017, as the Bank utilized FHLBNY advances to offset declines in online money market deposits.  Additionally, the Company took advantage of lower borrowing rates on longer term borrowings (with initial terms of two years and more).  The Bank decreased its outstanding FHLBNY advances by $335.6 million during the year ended December 31, 2016, reflecting both the utilization of deposit inflows to fund asset growth and operational needs, as well as the deployment of the cash proceeds from the real estate sale during the year ended December 31, 2016.

During the year ended December 31, 2017, principal repayments totaled $595.9 million on real estate loans (including refinanced loans) compared to $754.6 million during the year ended December 31, 2016.  The decrease resulted primarily from a lower prepayment volume.

Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs totaled $15,000 during the year ended December 31, 2017, resulting in a net loss of $0.04 million. There were no sales of pass-through MBS issued by GSEs during the year ended December 31, 2016.  There were no sales of agency CMO securities available-for-sale during the years ended December 31, 2017 or 2016.

The Company holds both registered mutual funds (as investment securities available-for-sale) and trading securities as the underlying investments of the BMP, held in a rabbi trust. The Company may sell either registered mutual funds or trading securities on a periodic basis in order to pay retirement benefits to plan retirees. Aggregate proceeds from the sales of registered mutual funds totaled $0.4 million during the year ended December 31, 2017. There were no sales of registered mutual funds during the year ended December 31, 2016. There are no gains or losses recognized from the sales of registered mutual funds. Aggregate proceeds from the sales of trading securities totaled $4.6 million and $3.6 million during the year ended December 31, 2017 and 2016.  Net gains or losses from the sales of trading securities are reinvested in additional holdings of trading securities.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY.  At December 31, 2017, the Bank had an additional potential borrowing capacity of $600.7 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At December 31, 2017, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Common Stock into treasury, the payment of quarterly cash dividends to holders of the Common Stock and the payment of quarterly interest to holders of its outstanding subordinated debt. During the years ended December 31, 2017 and 2016, real estate loan originations totaled $757.9 million and $1.53 billion, respectively.  The decrease from the year ended December 31, 2016 to the year ended December 31, 2017 reflected the Company's election to shift the loan portfolio mix and develop the C&I loan portfolio.  C&I originations totaled $138.6 million during the year ended December 31, 2017.  Purchases of available-for-sale pass-through MBS issued by GSEs totaled $363.7 million during the year ended December 31, 2017 as the Company grew its on-balance sheet liquidity.  Security purchases were de-emphasized during the year ended December 31, 2016, as the yield offered on highly graded investment securities was not deemed sufficiently attractive.

The Holding Company did not repurchase any of its Common Stock during the year ended December 31, 2017 or 2016.  As of December 31, 2017, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.

During the year ended December 31, 2017, the Holding Company paid $21.0 million in cash dividends on its Common Stock, up from $20.6 million during the year ended December 31, 2016, reflecting an increase of 717,766 weighted average common shares outstanding shares from January 1, 2017 to December 31, 2017.

Contractual Obligations

The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as customer CDs with fixed contractual interest rates.  During the year ended December 31, 2017 the Holding Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which become callable at any time commencing in June 2022. Proceeds from the issuance of subordinated debt were used to redeem the Company’s $70.7 million of callable trust preferred securities outstanding in July 2017.  In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

The table below summarizes contractual obligations for CDs, borrowings and lease obligations at December 31, 2017:

	Payments Due By Period
	CDs	Weighted Average Rate	Borrowings	Weighted Average Rate	Operating Lease Obligations
Less than one year	$579,781	1.32%	$667,100	1.57%	$$6,682
One year to three years	474,587	1.57	449,900	1.78	13,523
Over three years to five years	35,015	1.61	53,000	2.03	12,965
Over five years	2,504	1.59	115,000	4.50	28,438
Total	$1,091,887	1.44%	$1,285,000	1.92%	$$61,608

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of December 31, 2017:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Credit Commitments:
Available lines of credit	$73,315	$-	$-	$-	$73,315
Other loan commitments	48,181	-	-	-	48,181
Stand-by letters of credit	927	-	-	-	927
Total Off-Balance Sheet Arrangements	$122,423	$-	$-	$-	$122,423

Additionally, in connection with the Loan Securitization, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $28.7 million of available-for-sale pass-through MBS issued by GSEs as collateral.

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's Consolidated Financial Statements that commence on page 62.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a depository financial institution, the Bank's primary source of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact the level of interest income recorded on, and the market value of, a significant portion of the Bank's assets.  Fluctuations in interest rates will also ultimately impact the level of interest expense recorded on, and the market value of, a significant portion of the Bank's liabilities.  In addition, the Bank's real estate and C&I loan portfolios, concentrated primarily within the NYC metropolitan area, are subject to risks associated with the local economy.

Real estate loans, the largest component of the Bank's interest earning assets, traditionally derive their interest rates primarily from either the five- or seven-year constant maturity Treasury index.  As a result, the Bank's interest-earning assets are most sensitive to these benchmark interest rates. Since the majority of the Bank's interest-bearing liabilities mature within one year, its interest-bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk.  In addition, the Company did not engage in hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2017 or 2016.  In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments.  Trading securities owned by the Company were nominal at both December 31, 2017 and 2016.

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

Assets.  The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one-to-four family residential loans, thus significantly reducing the overall level of interest rate risk.  Approximately 99% and 95% of multifamily residential loans originated by the Bank during the years ended December 31, 2017 and 2016, respectively, were adjustable rate, with repricing typically occurring after five or seven years.  In addition, at December 31, 2017, the Bank has sought to include in its portfolio various types of adjustable-rate one-to-four family loans and adjustable investment securities, with annual repricing terms after a fixed period of one to three years.  At December 31, 2017, adjustable-rate real estate loans totaled $4.69 billion, or 73.26% of total assets.  At December 31, 2016, adjustable-rate real estate loans totaled $4.75 billion, or 79.03% of total assets.

Deposit Liabilities.  As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet.  The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2017 were $3.31 billion, or 75.2% of total deposits. The balance of CDs as of December 31, 2017 was $1.09 billion, or 24.8% of total deposits, of which $579.8 million, or 53.1% of total CDs, was to mature within one year.  The weighted average maturity of the Bank's CDs at December 31, 2017 was 12.7 months, compared to 15.4 months at December 31, 2016.  During the years ended December 31, 2017 and 2016, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds.  The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.77 billion at December 31, 2017.  The Bank borrows from the FHLBNY for various purposes.  At December 31, 2017, the Bank had outstanding advances of $1.17 billion from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio, and none of which were callable.  Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

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

The analysis that follows presents, as of December 31, 2017 and December 31, 2016, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario.   The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both December 31, 2017 and December 31, 2016.

	At December 31, 2017			At December 31, 2016
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$572,782	$(93,677)	-14.1%	$508,155	$(66,494)	-11.6%
Pre-Shock Scenario	666,459	-	-	574,649	-	-

The Bank’s Pre-Shock Scenario EVE increased from $574.6 million at December 31, 2016 to $666.5 million at December 31, 2017. The factors contributing to the more favorable valuation at December 31, 2017 included an increase in the value of the Bank's securities portfolio and a decrease in the value of the Bank’s core deposit liability, CDs, and borrowings. Partially offsetting the favorable valuation at December 31, 2017 was a decrease in the value of the Company’s loan portfolio. The more favorable valuation of the securities portfolio resulted primarily from the replacement of the Company’s impaired trust preferred investment portfolio, which were sold during the year ended December 31, 2017, with high quality, shorter duration agency MBS and CMO securities.  The decrease in the value of the Company's core deposit liability, CDs, and borrowings resulted primarily from an increase in market interest rates from December 31, 2016 to December 31, 2017. The decrease in value of the Company’s loan portfolio resulted primarily from an increase in market interest rates from December 31, 2016 to December 31, 2017.

The Bank’s EVE in the +200 basis point Rate Shock Scenario increased from $508.2 million at December 31, 2016 to $572.8 million at December 31, 2017.  The factors contributing to the more favorable valuation included the previously noted decrease in the value of the Company’s core deposit liability, CDs, and borrowings, partially offset by a less favorable valuation of the Company’s loan portfolio.  Additionally, partially offsetting the favorable valuation is a decrease in the value of the Company’s securities portfolio.

Income Simulation Analysis

As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. No matter the care and precision with which the estimates are derived, however, actual cash flows could differ significantly from the Bank’s estimates, resulting in significantly different net interest income calculations. The following table discloses the estimated changes to the Bank's net interest income assuming gradual changes in interest rates over a one-year period for all maturities beginning December 31, 2017.

Gradual Change in Interest rate of:	Percentage Change in Net Interest Income (1)
+ 200 Basis Points	(4.3)%
+ 100 Basis Points	(2.4)

(1)	The impact of 100 and 200 basis point reductions in interest rates are not presented in view of the current level of the federal funds rate and other short-term interest rates.

Item 8.     Financial Statements and Supplementary Data

For the Company's Consolidated Financial Statements, see index on page 60.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2017, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework (2013 Framework)."  Based upon its assessment, management believes that, as of December 31, 2017, the Company's internal control over financial reporting is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included on page 61.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 24, 2018 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2017, and is incorporated herein by reference.

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

Set forth below is certain information as of December 31, 2017 regarding the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price with respect to outstanding stock options and rights (2)	Number of securities remaining available for issuance under the plan equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	356,091	$15.53	651,170
Equity compensation plans not approved by security holders	-	-	-
Total	356,091	$15.53	651,170
(1)
Includes stock options, restricted stock and shares issuable in connection with awards with performance conditions pursuant to the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan and the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan.

(2)	The weighted average exercise price includes the weighted average exercise price of stock options only. Restricted stock and performance shares do not have an exercise price.
(3)	Represents the shares remaining under the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan.

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

See index to Consolidated Financial Statements on page 60.

(2)          Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under "Part II - Item 8.  Financial Statements and Supplementary Data."

(3)          Exhibits Required by Item 601 of SEC Regulation S-K

See Index of Exhibits on pages 114-117.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2018.

DIME COMMUNITY BANCSHARES, INC.

By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ VINCENT F. PALAGIANO	Chairman of the Board
Vincent F. Palagiano

/s/ MICHAEL P. DEVINE	Vice Chairman of the Board
Michael P. Devine

/s/ KENNETH J. MAHON Kenneth J. Mahon	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES L. RIZZO James L. Rizzo	Senior Vice President and Comptroller (Principal Financial Officer)

/s/ ROSEMARIE CHEN	Director
Rosemarie Chen

/s/ STEVEN D. COHN	Director
Steven D. Cohn

/s/ PATRICK E. CURTIN	Director
Patrick E. Curtin

/s/ ROBERT C. GOLDEN	Director
Robert C. Golden

/s/ KATHLEEN M. NELSON	Director
Kathleen M. Nelson

/s/ JOSEPH J. PERRY	Director
Joseph J. Perry

/s/ KEVIN STEIN	Director
Kevin Stein

/s/ OMER S. J. WILLIAMS	Director
Omer S. J. Williams

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements").  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2009.

Livingston, New Jersey
March 14, 2018

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31,
	2017	2016
ASSETS:
Cash and due from banks	$169,455	$113,503
Total cash and cash equivalents	169,455	113,503
Investment securities held-to-maturity (estimated fair value of $7,296 at December 31, 2016) (Fully unencumbered)	-	5,378
Investment securities available-for-sale, at fair value (Fully unencumbered)	4,006	3,895
Mortgage-backed securities (“MBS”) available-for-sale, at fair value (See Note 3)	351,384	3,558
Trading securities	2,715	6,953
Loans:
Real estate	5,464,067	5,633,007
Commercial and industrial (“C&I”) loans	136,671	2,058
Other loans	1,379	1,357
Less allowance for loan losses	(21,033)	(20,536)
Total loans, net	5,581,084	5,615,886
Premises and fixed assets, net	24,326	18,405
Premises held for sale	-	1,379
Federal Home Loan Bank of New York ("FHLBNY") capital stock	59,696	44,444
Bank Owned Life Insurance ("BOLI")	108,545	86,328
Goodwill	55,638	55,638
Other assets	46,611	50,063
Total Assets	$6,403,460	$6,005,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$4,095,701	$4,097,992
Non-interest bearing deposits	307,746	297,434
Total deposits	4,403,447	4,395,426
Escrow and other deposits	82,168	103,001
FHLBNY advances	1,170,000	831,125
Trust Preferred securities payable	-	70,680
Subordinated debt, net	113,612	-
Other liabilities	35,666	39,330
Total Liabilities	5,804,893	5,439,562

COMMITMENTS AND CONTINGENCIES (See Note 19)

Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2017 and December 31, 2016)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,624,453 shares and 53,572,745 shares issued at December 31, 2017 and December 31, 2016, respectively, and 37,419,070 shares and 37,445,853 shares outstanding at December 31, 2017 and December 31, 2016, respectively)	536	536
Additional paid-in capital	276,730	278,356
Retained earnings	535,130	503,539
Accumulated other comprehensive loss, net of deferred taxes	(3,641)	(5,939)
Unearned Restricted Stock Award common stock	(2,894)	(1,932)
Common stock held by Benefit Maintenance Plan ("BMP")	(2,736)	(6,859)
Treasury stock, at cost (16,205,383 shares and 16,116,892 shares at December 31, 2017 and December 31, 2016, respectively)	(204,558)	(201,833)
Total Stockholders' Equity	598,567	565,868
Total Liabilities And Stockholders' Equity	$6,403,460	$6,005,430

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Loans secured by real estate	$204,487	$191,856	$171,347
C&I loans	3,072	41	-
Other loans	75	74	93
MBS	542	20	186
Investment securities	577	880	875
Other short-term investments	3,343	2,756	2,290
Total interest income	212,096	195,627	174,791
Interest expense:
Deposits and escrow	38,391	32,374	23,005
Borrowed funds	20,975	19,767	23,222
Total interest expense	59,366	52,141	46,227
Net interest income	152,730	143,486	128,564
Provision (Credit) for loan losses	520	2,118	(1,330)
Net interest income after provision for loan losses	152,210	141,368	129,894
Non-interest income:
Service charges and other fees	3,828	3,429	3,323
Mortgage banking income, net	201	96	183
Net gain on securities(1) and other assets	2,740	123	1,273
Gain on sale of loans	1,475	-	-
Gain on the sale of premises held for sale	10,412	68,183	-
Income from BOLI	2,217	2,734	2,405
Other	641	1,369	1,432
Total non-interest income	21,514	75,934	8,616
Non-interest expense:
Salaries and employee benefits	37,365	34,854	31,350
Stock benefit plan compensation expense	1,358	14,651	3,640
Occupancy and equipment	14,201	12,103	10,514
Data processing costs	8,280	5,194	4,017
Advertising and marketing	5,774	4,121	2,685
Federal deposit insurance premiums	2,966	2,515	2,304
Loss from extinguishment of debt	1,272	-	-
Other	13,770	10,393	7,983
Total non-interest expense	84,986	83,831	62,493
Income before income taxes	88,738	133,471	76,017
Income tax expense	36,856	60,957	31,245
Net income	$51,882	$72,514	$44,772
Earnings per Share (“EPS”):
Basic	$1.38	$1.97	$1.24
Diluted	$1.38	$1.97	$1.23
(1) Amount includes periodic valuation gains or losses on trading securities.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net Income	$51,882	$72,514	$44,772
Other comprehensive income:
Change in unrealized holding loss on securities transferred to held-to-maturity	1,299	85	116
Change in unrealized holding loss (gain) on securities available-for-sale	587	56	(1,560)
Change in pension and other postretirement obligations	2,758	1,841	989
Change in unrealized gain on derivative asset	794	3,228	-
Other comprehensive gain (loss) before income taxes	5,438	5,210	(455)
Deferred tax expense (benefit)	2,427	2,348	(201)
Other comprehensive income (loss), net of tax	3,011	2,862	(254)
Total comprehensive income	$54,893	$75,376	$44,518

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of Employee Stock Ownership Plan (“ESOP”)	Unearned Restricted Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2015	36,855,019	$529	$254,358	$427,126	$(8,547)	$(2,545)	$(3,066)	$(9,164)	$(198,966)	$459,725
Net Income	-	-	-	44,772	-	-	-	-	-	44,772
Other comprehensive loss, net of tax	-	-	-	-	(254)	-	-	-	-	(254)
Exercise of stock options, net expired options	455,310	4	6,809	-	-	-	-	-	-	6,813
Release of shares, net of forfeitures	81,663	-	526	-	-	-	(1,061)	(190)	1,015	290
Stock-based compensation	-	-	1,105	-	-	232	1,856	-	-	3,193
Cash dividends declared and paid	-	-	-	(20,292)	-	-	-	-	-	(20,292)
Repurchase of common stock	(20,000)	-	-	-	-	-	-	-	(300)	(300)
Ending balance as of December 31, 2015	37,371,992	533	262,798	451,606	(8,801)	(2,313)	(2,271)	(9,354)	(198,251)	493,947

Net Income	-	-	-	72,514	-	-	-	-	-	72,514
Other comprehensive income, net of tax	-	-	-	-	2,862	-	-	-	-	2,862
Exercise of stock options, net expired options	245,992	3	3,567	-	-	-	-	-	-	3,570
Release of shares, net of forfeitures	85,137	-	659	-	-	-	(780)	(222)	708	365
Stock-based compensation	-	-	1,276	-	-	231	1,119	-	349	2,975
Shares received to satisfy distribution of retirement benefits	(107,008)	-	(2,717)	-	-	-	-	2,717	(1,820)	(1,820)
Tax benefit from market valuation adjustment on distribution of BMP ESOP shares	-	-	717	-	-	-	-	-	-	717
ESOP Share Acquisition Loan payoff	(140,260)	-	12,056	-	-	2,082	-	-	(2,819)	11,319
Cash dividends declared and paid	-	-	-	(21,581)	-	-	-	-	-	(20,581)
Ending balance as of December 31, 2016	37,455,853	536	278,356	503,539	(5,939)	-	(1,932)	(6,859)	(201,833)	565,868
						-
Net Income	-	-	-	51,882	-	-	-	-	-	51,882
Other comprehensive income, net of tax	-	-	-	-	3,011	-	-	-	-	3,011
Exercise of stock options	51,708	-	792	-	-	-	-	-	-	792
Release of shares, net of forfeitures	141,867	-	1,269	-	-	-	(2,649)	(170)	1,786	236
Stock-based compensation	-	-	-	-	-	-	1,687	-	-	1,687
Shares received to satisfy distribution of retirement benefits	(230,358)	-	(3,687)	-	-	-	-	4,293	(4,511)	(3,905)
Reclassification of tax effects on other comprehensive income	-	-	-	713	(713)	-	-	-	-	-
Cash dividends declared and paid	-	-	-	(21,004)	-	-	-	-	-	(21,004)
Ending balance as of December 31, 2017	37,419,070	$536	$276,730	$535,130	$(3,641)	$-	$(2,894)	$(2,736)	$(204,558)	$598,567

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$51,882	$72,514	$44,772
Adjustments to reconcile net income to net cash provided by operating activities
Net (gain) loss on the sales of investment securities and MBS available-for-sale	36	-	(1,384)
Net gain on sale of investment securities held-to-maturity	(2,607)	-	-
Net (gain) loss recognized on trading securities	(169)	(83)	111
Net gain on the sale of other real estate owned (“OREO”)	-	(40)	-
Write-down of OREO	-	18	-
Net gain on sale of premises	(10,412)	(68,183)	-
Net gain on sale of loans held for sale	(1,475)	-	-
Net depreciation, amortization and accretion	3,673	2,296	2,738
Stock plan compensation expense (excluding ESOP)	1,687	1,837	1,886
Prepayment of ESOP Share Acquisition Loan	-	11,319	-
ESOP compensation expense	-	1,138	1,307
Provision (Credit) for loan losses	520	2,118	(1,330)
Loss from extinguishment of debt	1,272	-	-
Increase in cash surrender value of BOLI	(2,217)	(2,250)	(2,405)
Income recognized from mortality benefit on BOLI	-	(484)	-
Deferred income tax expense	10,515	1,097	6,883
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	(60)	(104)	(228)
Excess tax benefit of stock benefit plans	-	(171)	(303)
Changes in assets and liabilities:
Increase in other assets	(8,477)	(2,942)	(1,464)
Increase (Decrease) in other liabilities	(906)	1,979	(430)
Net cash provided by Operating Activities	43,262	20,059	50,153
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities held-to-maturity	9,167	-	-
Proceeds from maturities of investment securities held-to-maturity	-	-	340
Proceeds from sales of investment securities available-for-sale	377	-	2,070
Proceeds from sales of MBS available-for-sale	15,000	-	24,307
Proceeds from sales of trading securities	4,629	3,648	1,340
Purchases of investment securities available-for-sale	(145)	(22)	(2,134)
Purchases of MBS available-for-sale	(363,680)	(3,267)	-
Acquisition of trading securities	(222)	(317)	(3,090)
Proceeds from calls and principal repayments of MBS available-for-sale	957	59	1,602
Purchase of BOLI	(20,000)	-	-
Purchases of loans	-	(157,782)	(99,745)
Proceeds from sale of loans held for sale	333,176	-	9,572
Net increase in loans	(298,910)	(781,960)	(486,142)
Proceeds from the sale of OREO and real estate owned	-	170	-
Proceeds from surrender of cash surrender value of BOLI	-	1,425	-
Proceeds from the sale of fixed assets and premises held for sale	11,791	75,899	-
Purchases of fixed assets, net	(9,231)	(5,774)	(1,488)
Sale (Purchase) of FHLBNY capital stock, net	(15,252)	14,269	(306)
Net cash used in Investing Activities	(332,343)	(853,652)	(553,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	8,021	1,211,116	524,518
Increase (Decrease) in escrow and other deposits	(20,833)	25,871	(14,791)
Repayments of FHLBNY advances	(4,602,075)	(3,178,500)	(2,897,500)
Proceeds from FHLBNY advances	4,940,950	2,842,900	2,890,500
Proceeds from exercise of stock options	792	3,498	6,549
Repayment of trust preferred securities	(70,680)	-	-
Proceeds from subordinated debt issuance, net	113,531	-	-
Excess tax benefit of stock benefit plans	-	171	303
Equity award distribution	236	287	251
BMP ESOP shares received to satisfy distribution of retirement benefits	(3,905)	(1,820)	-
Treasury shares repurchased	-	-	(300)
Cash dividends paid to stockholders	(21,004)	(20,581)	(20,292)
Net cash provided by Financing Activities	345,033	882,942	489,238
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	55,952	49,349	(14,283)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	113,503	64,154	78,437
CASH AND CASH EQUIVALENTS, END OF PERIOD	$169,455	$113,503	$64,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$36,515	$58,383	$25,659
Cash paid for interest	59,823	52,320	46,698
Loans transferred to OREO	-	-	130
Loans transferred to held for sale	333,192	-	9,572
Transfer of premises to held for sale	-	1,379	8,799
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	50	51	125
Net increase (decrease) in non-credit component of OTTI of securities	(20)	(34)	9
Reclassification of OCI from sale of investment securities held to maturity	1,229	-	-

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by Dime Community Bank (f/k/a The Dime Savings Bank of Williamsburgh) (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At December 31, 2017, the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of a $113,612 subordinated notes payable maturing in 2027, and become callable commencing 2022.  The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York.  As of December 31, 2017, the Bank had twenty-eight retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk, New York.

Summary of Significant Accounting Policies – Management believes that the accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The following is a description of the significant policies.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries (with the exception of its special purpose entity, Dime Community Capital Trust I, at December 31, 2016), and the Bank and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Investment Securities and MBS - Debt securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity.  If not classified as held-to-maturity, such securities are classified as securities available-for-sale or trading. Equity securities and mutual fund investments (fixed income or equity in nature) are classified as either available-for-sale or trading securities and carried at fair value.  Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss.  While the Holding Company had a small portfolio of mutual fund investments designated as trading at both December 31, 2017 and December 31, 2016, neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities.

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

Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.  All loans that are deemed to meet the definition of impaired are individually evaluated for impairment.  Smaller balance homogeneous loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances less than or equal to the Fannie Mae (“FNMA”) conforming loan limits for high-cost areas such as the Bank's primary lending area ("FNMA Limits") and consumer loans, are collectively evaluated for impairment, and accordingly, not separately identified for impairment disclosures.

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

In determining both the specific and the general components of the allowance for loan losses, the Company has identified the following portfolio segments: 1) real estate and C&I loans; and 2) consumer loans.  Consumer loans represent a nominal portion of the Company’s loan portfolio.  Within these segments, the Bank analyzes the allowance based upon the underlying collateral type.

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

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market, as well as identified problem loans which are subject to an executed note sale agreement, are carried at the lower of aggregate cost or net realizable proceeds.  Multifamily residential and mixed-use loans sold are generally sold with servicing rights retained.  During the year ended December 31, 2017 and 2016 the Bank re-classified certain problematic loans for which it had an executed pending note sale agreement as held for sale.  Such loans are carried at the lower of cost or their expected net realizable proceeds.

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

Accounting for Goodwill and Other Intangible Assets – In January of 2017, the FASB issued ASU 2017-04, which eliminates step 2 of the impairment analysis. While this guidance is not effective until January 1, 2020, the Company has elected to early adopt this guidance as of January 1, 2018 for the annual evaluation of its goodwill for the year ended December 31, 2017. Based upon one reporting unit, the goodwill impairment test was performed on a consolidated basis by comparing the fair value of the reporting unit, calculated as the market capitalization of the Company, with its carrying amount (including goodwill). To the extent that the carrying amount of goodwill exceeds the implied fair value, an impairment charge must be recognized in an amount equal to the excess carrying amount over fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. As of December 31, 2017 and 2016, the Company concluded that no impairment of goodwill existed.  As of both December 31, 2017 and 2016, the Company had goodwill totaling $55,638.

Mortgage Servicing Rights ("MSR") – When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income.  All separately recognized MSR are required to be initially measured at fair value, if practicable.  The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates, and losses.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to tax matters in income tax expense.  The Company had no unrecorded tax positions at December 31, 2017 or 2016.

Employee Benefits – The Bank maintains the Dime Community Bank KSOP Plan (formerly known as the Dime Community Bank 401(k) Savings Plan (the “401(k) Plan”)) (the "KSOP") for substantially all of its employees, and the Retirement Plan of Dime Community Bank (the "Employee Retirement Plan"), both of which are tax qualified under the Internal Revenue Code.

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

The Holding Company and Bank maintained the ESOP.  Compensation expense related to the ESOP is recorded during the period in which the shares become committed to be released to participants.  The compensation expense is measured based upon the average fair market value of the stock during the period, and, to the extent that the fair value of the shares committed to be released differs from the original cost of such shares, the difference is recorded as an adjustment to additional paid-in capital.  Cash dividends are paid on all ESOP shares, and reduce retained earnings accordingly. During the year ended December 31, 2017, the Company merged the assets of the ESOP into the 401(k) Plan, creating the KSOP.

The Holding Company and Bank maintain the Dime Community Bancshares, Inc.  2004 Stock Incentive Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (collectively the "Stock Plans"); which are discussed more fully in Note 18.  Under the Stock Plans, compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Holding Company’s common stock (“Common Stock”) at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net Income per the Consolidated Statements of Operations	$51,882	$72,514	$44,772
Less: Dividends paid on earnings allocated to participating securities	(131)	(109)	(136)
Income attributable to Common Stock	$51,751	$72,405	$44,636
Weighted average common shares outstanding, including participating securities	37,593,715	36,898,951	36,477,854
Less: weighted average participating securities	(163,056)	(186,058)	(245,037)
Weighted average common shares outstanding	37,430,659	36,712,893	36,232,817
Basic EPS	$1.38	$1.97	$1.24

Income attributable to Common Stock	$51,751	$72,405	$44,636
Weighted average common shares outstanding	37,430,659	36,712,893	36,232,817
Weighted average common equivalent shares outstanding	79,790	51,193	89,516
Weighted average common and equivalent shares outstanding	37,510,449	36,764,086	36,322,333
Diluted EPS	$1.38	$1.97	$1.23

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Common Stock over the exercise price of outstanding options.

There were no “out-of-the-money” stock options for the year ended December 31, 2017.  There were approximately 77,432 and 126,172 weighted average options for the years ended December 31, 2016, and 2015, respectively, that were not considered in the calculation of diluted EPS since the sum of their exercise price and unrecognized compensation cost exceeded the average market value during the relevant period.

For information about the calculation of likely aggregate LTIP share payout, see Note 18.

Comprehensive Income - Comprehensive income for the years ended December 31, 2017, 2016 and 2015 included changes in the unrealized gain or loss on available-for-sale securities, changes in the unfunded status of defined benefit plans, the non-credit component of OTTI, a transfer loss related to securities transferred from available-for-sale to held-to-maturity, and changes in the unrealized gain or loss on derivatives.  Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity.  All comprehensive income adjustment items are presented net of applicable tax effect.

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

For the years ended December 31, 2017, 2016 and 2015, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Reclassification – There have been no material reclassifications to prior year amounts to conform to their current presentation.

Recently Issued Accounting Standards - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 impacts any entity that either enters into contracts with customers to transfer goods or services, or that enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance or lease contracts).  Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration - Reporting Revenue Gross Versus Net. The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU affect the guidance in ASU 2014-09, which is not yet effective.  In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The amendments in ASU 2017-13 amends the early adoption date option for certain companies. Both ASU 2014-09 and the amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.

The Company’s revenue primarily consists of net interest income and noninterest income. Interest income is explicitly excluded from the scope of the guidance. Other revenue streams excluded from the scope are revenues from financial instruments such as loans and securities. The Company’s only material in-scope revenue stream that is subject to Topic 606 is service fees on deposit accounts (including interchange fees).  The Company has evaluated the impact of ASU 2014-09 and the amendments upon adoption as of January 1, 2018 and has concluded that there is not a material impact on its consolidated financial statements as the majority of the Company’s revenue streams are not within the scope of Topic 606. ASU 2014-09 will require additional disclosures beginning with the first quarter of 2018.

In January 2016, the FASB issued ASU 2016-01, an amendment to Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The objectives of the ASU are to: (1) require equity investments to be measured at fair value, with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet, (4) require the use of the exit price notion when measuring the fair value of financial instruments, and (5) clarify the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Liabilities, an amendment to ASU 2016-01. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments in these ASUs are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has evaluated the impact of ASU 2016-01 and 2018-03 upon adoption as of January 1, 2018 and has concluded that there is not a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350).  ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit's goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for the Company beginning January 1, 2020, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company adopted this standard for the year ended December 31, 2017 in conjunction with its goodwill impairment test analysis as of December 31, 2017. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715). ASU 2017-07 requires companies that offer employee defined pension plans, other postretirement benefit plans, or other types of benefit plans accounted for under Topic 715 to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, however, early adoption is permitted. The Company has evaluated the impact of ASU 2017-07 upon adoption as of January 1, 2018 and has concluded that there is not a material impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, however, early adoption is permitted. The Company has evaluated the impact of ASU 2017-09 upon adoption as of January 1, 2018 and has concluded that there is not a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-02 refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. The provisions in the amendment create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The amendment also makes certain targeted improvements to simplify the application of hedge accounting guidance. provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted. The Company adopted this standard on January 1, 2018. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The standard permits the reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) from accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The amount of the reclassification is the difference between the historical corporate income tax rate (35%) and the newly enacted 21% corporate income tax rate. The standard is effective for the Company beginning January 1, 2018.  The Company adopted this standard for the year ended December 31, 2017 (see Note 2 – Other Comprehensive Income) for the impact on the Company’s consolidated financial statements as a result of adoption.

2.	OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Held-to- Maturity and Transferred Securities	Available- for-Sale Securities	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2016	$(760)	$(122)	$(7,919)	$-	$(8,801)
Other comprehensive income (loss) before reclassifications	47	30	1,009	1,833	2,919
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	(57)	(57)
Net other comprehensive income (loss) during the period	47	30	1,009	1,776	2,862
Balance as of December 31, 2016	(713)	(92)	(6,910)	1,776	(5,939)

Other comprehensive income before reclassifications	39	307	786	297	1,469
Amounts reclassified from accumulated other comprehensive income (loss)	674	20	733	155	1,542
Net other comprehensive income during the period	713	327	1,519	452	3,011
Reclassification of tax effects on other comprehensive income(1)	-	50	(1,242)	479	(713)
Balance as of December 31, 2017	$-	$285	$(6,633)	$2,707	$(3,641)
(1) Represents the impact of adopting ASU 2018-02 allowing the reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (or portion thereof) is recorded. The amount of the reclassification is the difference between the historical corporate income tax rate (35%) and the newly enacted 21% corporate income tax rate. The reclassification is as of and for the year ended December, 31, 2017; no prior period information has been retroactively adjusted as a result of implementing the ASU.

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	For the year ended December 31,
	2017	2016	2015
Change in unrealized holding loss on securities transferred to held-to-maturity:
Accretion (Amortization) of previously recognized non-credit component of OTTI	$20	$34	$(9)
Change in unrealized loss on securities transferred to held-to-maturity	50	51	125
Reclassification adjustment for net gain included in net gain on securities and other assets	1,229	-	-
Net change	1,299	85	116
Tax expense	586	38	50
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	713	47	66
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized gain during the period	551	56	(176)
Reclassification adjustment for net losses (gains) included in net gain on securities and other assets	36	-	(1,384)
Net change	587	56	(1,560)
Tax expense (benefit)	260	26	(702)

Net change in unrealized holding gain on securities available-for-sale	327	30	(858)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in salaries and employee benefits expense	1,421	1,841	1,890
Change in the net actuarial gain or loss	1,337	-	(901)
Net change	2,758	1,841	989
Tax expense	1,239	832	451
Net change in pension and other postretirement obligations	1,519	1,009	538
Change in unrealized loss on derivative asset:
Change in net unrealized loss during the period	511	3,205	-
Reclassification adjustment for expense included in interest expense	283	23	-
Net change	794	3,228	-
Tax expense	342	1,452	-
Net change in unrealized loss on derivative asset	452	1,776	-
Other comprehensive income (loss)	$3,011	$2,862	$(254)

3.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company (excluding trading securities) for the periods indicated:

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment securities available-for-sale:
Registered Mutual Funds	$3,779	$311	$(84)	$4,006
Pass-through MBS issued by Government Sponsored Entities (“GSEs”)	340,574	681	(376)	340,879
Agency Collateralized Mortgage Obligation (“CMO”)	10,615	4	(114)	10,505
Total investment securities available-for-sale	$354,968	$996	$(574)	$355,390

	At December 31, 2016
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
Pooled bank trust preferred securities (“TRUP CDOs”)	$5,378	$2,221	$(303)	$7,296

Investment securities available-for-sale:
Registered Mutual Funds	4,011	62	(178)	3,895
Pass-through MBS issued by GSEs	360	12	-	372
Agency CMO	3,247	-	(61)	3,186
Total investment securities available-for-sale	7,618	74	(239)	7,453
Total investment securities	$12,996	$2,295	$(542)	$14,749
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

Securities pledged at December 31, 2017 had a carrying amount of $28,738 were pledge as collateral for the Bank’s first loss guarantee (see Note 19).  There were no pledged securities at December 31, 2016.

At December 31, 2017, the Company held $277,218 of investment securities available-for-sale guaranteed by Freddie Mac which represent an amount greater than 10% of stockholders’ equity. At December 31 2016, there were no holdings of investment securities of any one issuer in an amount greater than 10% of stockholders' equity.

At December 31, 2017, available-for-sale pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 12.8 years and a weighted average estimated duration of 4.8 years.  As of December 31, 2017, the available-for-sale agency CMO securities had a weighted average term to maturity of 16.3 years.

During the year ended December 31, 2017, the Company sold its entire portfolio of investment securities held-to-maturity consisting of six TRUP CDO securities, of which five were deemed to be OTTI. The TRUP CDO portfolio was sold as part of the Company’s strategy to take advantage of investment opportunities. The Company does not intend to classify any securities as held-to-maturity for the foreseeable future. The amortized cost of the TRUP CDO portfolio was $5,331 at the time of the sale. The amortized cost represents the purchase amortized/historical cost less $8,553 of OTTI charges previously recognized and $705 of the unamortized portion of unrealized losses that were recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity). As a result of the sale, the pre-tax balances of both the unamortized portion of the unrealized losses at transfer to held-to-maturity of $705 and the unamortized portion of previous credit losses of $524 were reclassified out of accumulated comprehensive loss during the year ended December 31, 2017.  Gross proceeds from the sale of the TRUP CDOs were $9,167 for the year ended December 31, 2017. Gross gains of $3,048 and gross losses of $441 were recognized on these sales. There were no sales of held-to-maturity securities during the year ended December 31, 2016.

Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs totaled $15,000 during the year ended December 31, 2017. Gross losses of $36 were recognized on these sales. There were no sales of pass-through MBS issued by GSEs during the year ended December 31, 2016.  Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs totaled $24,307 during the year ended December 31, 2015. Gross gains of $1,395 and gross losses of $7 were recognized on these sales.

The tax benefit related to the loss on sales of MBS available-for-sale recognized during the year ended December 31, 2017 was $16, and the tax provisions related to the gains on sales of MBS available-for-sale recognized during the year ended December 31, 2015 was $624.

There were no sales of agency CMO securities available-for-sale during the years ended December 31, 2017, 2016 or 2015.

The Company holds both registered mutual funds (as investment securities available-for-sale) and trading securities as the underlying investments of the BMP, held in a rabbi trust. The Company may sell either registered mutual funds or trading securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gains or losses recognized from the sales of registered mutual funds or trading securities.  A summary of the sales of registered mutual funds and trading securities is listed below for the periods indicated:

	For the Year ended December 31,
	2017	2016	2015
Proceeds:
Investment securities available for sale (Registered Mutual Funds)	$377	$-	$2,070
Trading Securities	$4,629	$3,648	$1,340

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

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:
	At December 31, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Registered Mutual Funds	$-	$-	$2,591	$84	$2,591	$84
Pass through MBS issued by GSEs	137,664	376	-	-	137,664	376
Agency CMO	4,901	45	3,168	69	8,069	114

	At December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held-to-maturity:
TRUP CDOs	$-	$-	$2,439	$303	$2,439	$303

Investment securities available-for-sale:
Registered Mutual Funds	1,308	47	1,747	131	3,055	178
Agency CMO	3,186	61	-	-	3,186	61

TRUP CDOs That Have Maintained an Unrealized Holding Loss for 12 or More Consecutive Months

The Company sold its TRUP CDOs portfolio during the year ended December 31, 2017. At December 31, 2016, there were two TRUP CDOs with unrealized holding losses 12 or more consecutive months.  The impairment of one of those TRUP CDOs was deemed temporary, as management believed that the full recorded balance of the investments would be realized.  In making this determination, management considered the following at December 31, 2016:

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

TRUP CDOs with OTTI

On September 1, 2008, the Bank transferred eight TRUP CDOs (i.e., investment securities primarily secured by the preferred debt obligations of a pool of U.S. banks with a small portion secured by debt obligations of insurance companies) with an amortized cost of $19,922 from its available-for-sale portfolio to its held-to-maturity portfolio.  Based upon the lack of an orderly market for these securities, management determined that a formal election to hold them to maturity was consistent with its initial investment decision.  On the date of transfer, the unrealized loss of $8,420 on these securities continued to be recognized as a component of accumulated other comprehensive loss within the Company's consolidated stockholders' equity (net of income tax benefit), and was expected to be amortized over the remaining average life of the securities.  Activity related to amortization of unrealized transfer loss previously recognized upon transfer of TRUP CDOs to held to maturity securities was as follows:

	For the Year Ended December 31,
	2017	2016
Cumulative balance at the beginning of the period	$756	$807
Amortization	(50)	(51)
Reduction for previous credit losses realized on securities sold	(706)	-
Cumulative balance at end of the period	$-	$756

As of each reporting period through June 30, 2017, the Company applied the protocol established by ASC 320-10-65 in order to determine whether OTTI existed for its TRUP CDOs and/or to measure, for TRUP CDOs that were determined to be other than temporarily impaired, the credit related and non-credit related components of OTTI.  The Company sold its entire TRUP CDO portfolio in August of 2017. As of the date of the sale of the TRUP CDO portfolio, five TRUP CDOs were determined to meet the criteria for OTTI based upon this analysis, and no additional OTTI charges were recognized.

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUP CDOs:

	At or for the Year Ended December 31, 2017
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,613	$544	$9,157
Amortization of previously recognized OTTI	(60)	(20)	(80)
Reductions for previous credit losses realized on securities sold during the year	(8,553)	(524)	(9,077)
Cumulative pre-tax balance at end of the period	$-	$-	$-

	At or for the Year Ended December 31, 2016			At or for the Year Ended December 31, 2015
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,717	$578	$9,295	$8,945	$569	$9,514
(Amortization) Accretion of previously recognized OTTI	(104)	(34)	(138)	(228)	9	(219)
Cumulative pre-tax balance at end of the period	$8,613	$544	$9,157	$8,717	$578	$9,295

There was no activity related to OTTI charges recognized on the Company's registered mutual funds during the year ended December 31, 2017, 2016, or 2015.

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

Credit Quality Indicators

On a quarterly basis, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit structure, loan documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all loans, such as multifamily residential, mixed-use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but 50% or more of such income is generated from the residential units), mixed-use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but over 50% of such income is generated from the commercial units), commercial real estate, acquisition, development and construction (“ADC”), C&I, as well as all one-to four family residential and cooperative and condominium  apartment loans. Prior to the year ended December 31, 2017, the analysis of one-to-four family residential and cooperative and condominium apartment loans included only loans with balances in excess of the FNMA Limits that were deemed to meet the definition of impaired. The Company uses the following definitions for risk ratings:

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

The Bank had no loans classified as doubtful at December 31, 2017 or December 31, 2016.  All real estate loans not classified as Special Mention or Substandard were deemed pass loans at both December 31, 2017 and December 31, 2016.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$62,042	$178	$875	$-	$63,095
Multifamily residential and residential mixed-use	4,374,388	6,326	466	-	4,381,180
Commercial mixed-use real estate	396,647	-	4,908	-	401,555
Commercial real estate	602,448	1,897	4,703	-	609,048
ADC	9,189	-	-	-	9,189
Total real estate	5,444,714	8,401	10,952	-	5,464,067
C&I	136,671	-	-	-	136,671
Total Real Estate and C&I	$5,581,385	$8,401	$10,952	$-	$5,600,738

	Balance at December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$72,325	$212	$1,485	$-	$74,022
Multifamily residential and residential mixed-use	4,589,838	3,488	7,200	-	4,600,526
Commercial mixed-use real estate	398,139	535	5,465	-	404,139
Commercial real estate	546,568	525	7,227	-	554,320
Total Real Estate	$5,606,870	$4,760	$21,377	$-	$5,633,007

The credit risk profile of C&I loans as of December 31, 2016 was included in the analysis of consumer loans. For consumer loans, the Company evaluates credit quality based on payment activity.  Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

	At December 31,
	2017	2016(1)
Performing	$1,375	$3,414
Non-accrual	4	1
Total	$1,379	$3,415

(1)
Included in the balance of consumer loans at December 31, 2016 are $2,058 of C&I loans. Subsequent to December 31, 2016, C&I loans were evaluated based on risk ratings and included in the preceding credit risk profile table.

The following is a summary of the past due status of the Company's investment in loans (excluding accrued interest) as of the dates indicated:

	At December 31, 2017
	30 to 59 Days Past Due	60 to 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$10	$23	$6,397	$436	$6,866	$56,229	$63,095
Multifamily residential and residential mixed-use	-	-	1,669	-	1,669	4,379,511	4,381,180
Commercial mixed-use real estate	-	-	520	93	613	400,942	401,555
Commercial real estate	-	-	11,349	-	11,349	597,699	609,048
ADC	-	-	-	-	-	9,189	9,189
Total real estate	$10	$23	$19,935	$529	$20,497	$5,443,570	$5,464,067
C&I	$-	$-	$-	$-	$-	$136,671	$136,671
Consumer	$4	$-	$-	$4	$8	$1,371	$1,379

(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2017.

	At December 31, 2016
	30 to 59 Days Past Due	60 to 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$188	$-	$1,513	$1,012	$2,713	$71,309	$74,022
Multifamily residential and residential mixed-use	-	-	1,557	2,675	4,232	4,596,294	4,600,526
Commercial mixed-use real estate	-	-	-	549	549	403,590	404,139
Commercial real estate	1,732	-	-	-	1,732	552,588	554,320
Total real estate	$1,920	$-	$3,070	$4,236	$9,226	$5,623,781	$5,633,007
Consumer	$-	$-	$-	$1	$1	$3,414	$3,415

(1) Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2016.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on fourteen real estate loans with an aggregate outstanding balance of $19,935 at December 31, 2017, and four real estate loans with an aggregate outstanding balance of $3,070 at December 31, 2016, all of which were 90 days or more past due on their respective contractual maturity dates.  These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

TDRs

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of December 31, 2017		As of December 31, 2016
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	1	$22	2	$407
Multifamily residential and residential mixed-use	3	619	3	658
Commercial mixed-use real estate	1	4,174	1	4,261
Commercial real estate	1	3,296	1	3,363
Total real estate	6	$8,111	7	$8,689

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing); it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations.  There were no TDRs on non-accrual status at December 31, 2017 or 2016.

The Company has not restructured any C&I or troubled consumer loans, as its consumer loan portfolio has not experienced any problem issues warranting restructuring.  Therefore, all TDRs were collateralized by real estate at both December 31, 2017 and December 31, 2016.

There were no loans modified in a manner that met the criteria of a TDR during the year ended December 31, 2017 or 2015.  The Company modified one one-to-four family residential loan in a manner that met the criteria of a TDR during the year ended December 31, 2016. The outstanding recorded investment pre-modification and post-modification totaled $33.

The Bank's allowance for loan losses at December 31, 2017 and 2016 included no allocated reserve associated with TDRs.  Activity related to reserves associated with TDRs was immaterial during the years ended December 31, 2017 and 2016.

As of December 31, 2017 and December 31, 2016, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the years ended December 31, 2017, 2016 or 2015 (thus no significant impact to the allowance for loan losses during those periods).

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

The Bank considers TDRs and all non-accrual loans, except non-accrual one-to-four family loans in less than the FNMA Limits, to be impaired.  Non-accrual one-to-four family loans equal to or less than the FNMA Limits, as well as all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

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

The allowance for loan losses consists of specific and general components.  At December 31, 2017, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. At December 31, 2016, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of four primary components: (1) impaired loans; (2) non-impaired substandard loans; (3) non-impaired special mention loans; and (4) pass graded loans.  Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; and (2) consumer loans.  Consumer loans were evaluated in aggregate as of both December 31, 2017 and December 31, 2016.

Real Estate and C&I Loans

Impaired Loan Component

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment. While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At December 31, 2017 and December 31, 2016, there were no allocated reserves related to TDRs within the allowance for loan losses.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Loan Component

During the year ended December 31, 2016 the Bank refined the calculation of the allowance for loan losses associated with non-impaired loans using third party software purchased by the Bank. The software model is substantially similar to the previous model used by the Bank whereby the primary drivers of the calculation are historical charge-offs by loan type and certain qualitative elements. The historical loss look-back period for Substandard and Special Mention non-impaired loans was expanded from the previously used twelve month period to a forty-eight month period, which is aligned with the same historical loss look-back period used for all Pass-graded loans.  Management has evaluated the impact of these changes and concluded that they are not material to the overall allowance for non-impaired loans.

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

(ii) Economic conditions - At both December 31, 2017 and December 31, 2016, the Bank assigned a loss allocation to its entire pass graded real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.

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

The following table presents data regarding the allowance for loan losses activity for the periods indicated:

		Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed Use	Commercial Mixed Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance as of January 1, 2015	$150	$13,852	$1,644	$2,823	$-	$18,469	$-	$24
Provision (credit) for loan losses	222	309	21	(1,880)	-	(1,328)	-	(2)
Charge-offs	(115)	(48)	(37)	(7)	-	(207)	-	(2)
Recoveries	6	5	24	1,525	-	1,560	-	-
Ending balance as of December 31, 2015	$263	$14,118	$1,652	$2,461	$-	$18,494	$-	$20

Provision (credit) for loan losses	(48)	2,473	58	(366)	-	2,117	-	1
Charge-offs	(79)	(92)	(12)	-	-	(183)	-	(3)
Recoveries	9	56	-	23	-	88	-	2
Ending balance as of December 31, 2016	$145	$16,555	$1,698	$2,118	$-	$20,516	$-	$20

Provision (credit) for loan losses	(28)	(1,313)	(314)	29	123	(1,503)	2,021	2
Charge-offs	(16)	(104)	-	-	-	(120)	-	(4)
Recoveries	15	81	4	-	-	100	-	1
Ending balance as of December 31, 2017	$116	$15,219	$1,388	$2,147	$123	$$18,993	$2,021	$19

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the periods indicated:

	At or for the Year Ended December 31, 2017
		Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	116	15,219	1,388	2,147	123	18,993	2,021	19
Total ending allowance balance	$116	$15,219	$1,388	$2,147	$123	$18,993	$2,021	$19

Loans:
Individually evaluated for impairment	$22	$619	$4,267	$3,296	$-	$8,204	$-	$-
Collectively evaluated for impairment	63,073	4,380,561	397,288	605,752	9,189	5,455,863	136,671	1,379
Total ending loans balance	$63,095	$4,381,180	$401,555	$609,048	$9,189	$5,464,067	$136,671	$1,379

		At or for the Year Ended December 31, 2016
		Real Estate Loans				Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	Total Real Estate
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	145	16,555	1,698	2,118	20,516	20
Total ending allowance balance	$145	$16,555	$1,698	$2,118	$20,516	$20
Loans:
Individually evaluated for impairment	$407	$3,333	4,810	$3,363	$11,913	$-
Collectively evaluated for impairment	73,615	4,597,193	399,329	550,957	5,621,094	3,415
Total ending loans balance	$74,022	$4,600,526	$404,139	$554,320	$5,633,007	$3,415

There were no impaired real estate loans with a related allowance recorded for the years ended December 31, 2017 or 2016. The following tables summarize impaired real estate loans with no related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance

With no related allowance recorded:
One-to-four Family Residential, Including Condominium and Cooperative Apartment	$22	$22	$-	$407	$407	$-
Multifamily Residential and Residential Mixed Use	619	619	-	3,333	3,333	-
Commercial Mixed Use Real Estate	4,267	4,267	-	4,810	4,810	-
Commercial Real Estate	3,296	3,296	-	3,363	3,363	-
Total with no related allowance recorded	$8,204	$8,204	$-	$11,913	$11,913	$-
(1) The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized

With no related allowance recorded:
One-to-four Family Residential, Including Condominium and Cooperative Apartment	$325	$30	$443	$53	$601	$44
Multifamily Residential and Residential Mixed Use	2,222	85	2,515	183	1,095	71
Commercial Mixed Use Real Estate	4,485	174	4,468	176	4,379	176
Commercial Real Estate	3,330	133	3,437	136	5,470	140
Total with no related allowance recorded	10,362	422	10,863	548	11,545	431

With related allowance recorded:
One- to Four Family Residential, Including Condominium and Cooperative Apartment	-	-	-	-	-	-
Multifamily Residential and Residential Mixed Use	-	-	-	-	-	-
Commercial Mixed Use Real Estate	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	1,100	97
Total with related allowance recorded	-	-	-	-	1,100	97

Ending balance	$10,362	$422	$10,863	$548	$12,645	$528

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

6.	LOAN SECURITIZATION

During the year ended December 31, 2017, the Bank completed a securitization of $280,186 of its multifamily loans through a Federal Home Loan Mortgage Corporation (“FHLMC”) sponsored “Q-deal” securitization completed in December 2017. As a result of the securitization, the Company recognized a gain of $1,261 from the sale of loans. Four classes of FHLMC guaranteed structured pass-through certificates were issued and purchased entirely by the Bank. As part of the securitization transaction, the Bank entered into a Servicing Agreement, general representations and warranties, and reimbursement obligations.

Servicing responsibilities on loan sales generally include obligations to collect and remit payments of principal and interest, provide foreclosure services, manage payments of tax and insurance, and otherwise administer the underlying loans. In connection with the securitization transaction, FHLMC was designated as the master servicer and appointed the Company to perform sub-servicing responsibilities, which generally include the servicing responsibilities described above with exception to the servicing of foreclosed or defaulted loans. The overall management, servicing, and resolution of defaulted loans and foreclosed loans are separately designated to the special servicer, a third party institution that is independent of the master servicer and the Company. The master servicer has the right to terminate the Company in its role as sub-servicer and direct such responsibilities accordingly.

General representations and warranties associated with loan sales and securitization sales require the Company to uphold various assertions that pertain to the underlying loans at the time of the transaction, including, but not limited to, compliance with relevant laws and regulations, absence of fraud, enforcement of liens, no environmental damages, and maintenance of relevant environmental insurance. Such representations and warranties are limited to those that do not meet the quality represented at the transaction date and do not pertain to a decline in value or future payment defaults. In circumstances where the Company breaches its representations and warranties, the Company would generally be required to cure such instances through a repurchase or substitution of the subject loan(s).

With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse FHLMC for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date.  The Bank recognized a liability of $420 as of December 31, 2017 for the exposure to the reimbursement agreement with FHLMC.

7.	MORTGAGE SERVICING ACTIVITIES

The Bank services loans for others having principal balances outstanding of approximately $337,483 and $21,079 at December 31, 2017 and 2016, respectively.  Mortgage loans serviced for others are not reported as assets.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance and processing foreclosure.  In connection with loans serviced for others, the Bank held borrowers' escrow balances of approximately $3,107 and $206 at December 31, 2017 and 2016, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans sold with servicing rights retained.  Upon sale of these loans, the Company recorded an MSR in other assets, and has elected to account for the MSR under the "amortization method" prescribed under GAAP.  MSR activity prior to the year December 31, 2017 was not material. At December 31, 2017, there is no associated valuation allowance for MSRs. The activity for MSRs for the period indicated is as follows:

Year Ended December 31, 2017
Beginning of the year	$152
Additions	$1,491
Amortized to expense	(49)
End of year	$1,594

The fair-value of servicing rights was $1,594 at year-end 2017. Fair value at December 31, 2017 was determined using a discount rate of 12.0%, prepayment speeds ranging from 16% to 20%, depending on the stratification of the specific servicing right, and a weighted average default rate of 1.30%.

8.	PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

The following is a summary of premises and fixed assets, net and premises held for sale:

	At December 31,
	2017	2016
Land	$1,600	$1,600
Buildings	10,828	11,972
Leasehold improvements	22,657	18,590
Furniture, fixtures and equipment	20,095	14,964
Premises and fixed assets, gross	$55,180	$47,126
Less: accumulated depreciation and amortization	(30,854)	(28,721)
Premises and fixed assets, net	$24,326	$18,405
Premises held for sale(1)	$-	$1,379

 (1) At December 31, 2016 the Company had executed a contract of sale on real estate with a net book value of $1,379.

Depreciation and amortization expense amounted to approximately $3,310, $2,223 and $2,604 during the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017, the Company completed the sale of premises held for sale with an aggregate recorded balance of $1,379 at December 31, 2016.  Net proceeds from the sale were $11,791, and a gain of $10,412 was recognized on the sale.  During the year ended December 31, 2016, the Company completed the sale of premises held for sale with an aggregate recorded balance of $8,799 at December 31, 2015. Proceeds from the sale were $75,899, and a gain of $68,183 was recognized on the sale. There were no sales of premises and fixed assets during the year ended December 31, 2015.

9.	FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY.  Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 596,959 shares and 444,439 shares at December 31, 2017 and 2016, respectively. The Bank recorded dividend income on the FHLBNY capital stock of $2,555, $2,501 and $2,226 during the years ended December 31, 2017, 2016 and 2015, respectively.

10.	DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2017		At December 31, 2016
	Effective Cost	Liability	Effective Cost	Liability
Savings accounts	0.07%	$362,092	0.05%	$366,921
Certificates of deposit ("CDs")	1.47	1,091,887	1.47	1,048,465
Money market accounts	0.96	2,517,439	0.86	2,576,081
Interest bearing checking accounts	0.08	124,283	0.08	106,525
Non-interest bearing checking accounts	-	307,746	-	297,434
TOTAL	0.91%	$4,403,447	0.86%	$4,395,426

The following table presents a summary of scheduled maturities of CDs outstanding at December 31, 2017:

	Maturing Balance	Weighted Average Interest Rate
2018	$579,781	1.32%
2019	408,703	1.58
2020	65,884	1.53
2021	18,818	1.58
2022	16,197	1.64
2023 and beyond	2,504	1.59
TOTAL	$1,091,887	1.44%

CDs that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of two-hundred and fifty thousand dollars were approximately $179,307 and $203,308 at December 31, 2017 and 2016, respectively.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2017 and 2016, such derivatives were used to hedge the variability in cash flows associated with wholesale borrowings, i.e., FHBLNY advances.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2017 and 2016, the Company did not record any hedge ineffectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are paid on the Company’s liabilities.  During the next twelve months, the Company estimates that $525 will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition:

	At December 31, 2017				At December 31, 2016
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	7	$135,000	$4,041	$-	4	$90,000	$3,228	$-

Weighted average pay rates		1.46%				1.24%
Weighted average receive rates		1.51%				0.95%
Weighted average maturity		4.29 years				5.32 years

The table below presents the effect of the Company’s derivative financial instruments as the amount of gain or (loss) on the Consolidated Statements of Income for the periods indicated:

	At or for the Year Ended December 31,
	2017	2016
Interest rate products
Effective portion:
Amount of gain (loss) recognized in other comprehensive income	$511	$3,205
Amount of gain or (loss) reclassified from other comprehensive income into interest expense	283	23
Ineffective Portion:
Amount of gain or (loss) recognized in other non-interest expense	-	-

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

As of December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4,026. If the Company had breached any of the above provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended December 31, 2017.

12.	FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (''Advances'') totaling $1,170,000 and $831,125 at December 31, 2017 and 2016, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 1.63%, 1.45%, and 1.65% during the years ended December 31, 2017, 2016 and 2015, respectively.  The average interest rate on outstanding FHLBNY Advances was 1.67% and 1.57% at December 31, 2017 and 2016, respectively.  In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $1,770,671 as of December 31, 2017 and $2,096,600 as of December 31, 2016, and maintained sufficient qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure Advances in excess of its borrowing limit at both December 31, 2017 and 2016.  Certain FHLBNY Advances may contain call features that may be exercised by the FHLBNY.  At December 31, 2017 there were no callable Advances.  Prepayment penalties were associated with all fixed-rate Advances outstanding as of December 31, 2017 and 2016.

There were no prepayments of FHLBNY Advances during the years ended December 31, 2017 or 2016.  During the year ended December 31, 2015, the Company prepaid $25,000 of FHLBNY Advances, incurring a prepayment cost of $1,362.  The prepayment cost was recognized in interest expense.

The following table presents a summary of scheduled maturities of FHLBNY Advances outstanding at December 31, 2017:

	Maturing Balance	Weighted Average Interest Rate
2018	667,100	1.57
2019	186,150	1.68
2020	263,750	1.85
2021	53,000	2.03
TOTAL	$1,170,000	1.67%

13.	SUBORDINATED NOTES PAYABLE

During the year ended December 31, 2017, the Holding Company issued $115,000 of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022.  The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears.  Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the Consolidated Statements of Financial Condition.  Interest expense related to the subordinated debt was $2,927 during the year ended December 31, 2017.

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

During the year ended December 31, 2017, the Company redeemed its $70,680 of trust preferred securities borrowings at par from third parties. The Company recognized a $1,272 loss from extinguishment of debt from the acceleration of the remaining unamortized deferred origination costs.

Interest expense recorded on the trust preferred securities totaled $2,708, $5,024, and $5,024 during the years ended December 31, 2017, 2016 and 2015, respectively.

15.	INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$20,818	$5,523	$26,341	$42,834	$17,026	$59,860	$21,127	$3,235	$24,362
Deferred	8,334	2,181	10,515	702	395	1,097	2,269	4,614	6,883
TOTAL	$29,152	$7,704	$36,856	$43,536	$17,421	$60,957	$23,396	$7,849	$31,245

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with unrealized gains and losses on securities available-for-sale (including losses on such securities upon their transfer to held-to-maturity), stock-based compensation plans for years prior to 2017, and adjustments to other comprehensive income relating to the minimum pension liability, unrecognized gains of pension and other postretirement obligations and changes in the non-credit component of OTTI.  These tax effects are disclosed as part of the presentation of the consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at Federal statutory rate	$31,058	$46,715	$26,606
State and local taxes, net of federal income tax benefit	5,008	11,323	5,102
ESOP acceleration expense	-	3,962	-
Benefit plan differences	(535)	(54)	(59)
Adjustments for prior period returns and tax items	84	(13)	590
Investment in BOLI	(776)	(957)	(842)
Enactment of federal tax reform	3,135	-	-
Equity based compensation	(1,283)	-	-
Other, net	165	(19)	(152)
TOTAL	$36,856	$60,957	$31,245
Effective tax rate	41.53%	45.67%	41.10%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities.  The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	At December 31,
Deferred tax assets:	2017	2016
Allowance for loan losses	$6,836	$9,203
Employee benefit plans	7,148	15,630
Tax effect of purchase accounting fair value adjustments	307	453
Other	2,135	1,756
Total deferred tax assets	16,426	27,042
Deferred tax liabilities:
Tax effect of other components of income on investment securities and MBS	1,474	766
Difference in book and tax carrying value of fixed assets	20	776
Difference in book and tax basis of unearned loan fees	2,837	3,021
Difference in book and tax basis of deferred income from REIT subsidiary	2,262	-
Other	605	214
Total deferred tax liabilities	7,198	4,777
Net deferred tax asset (recorded in other assets)	$9,228	$22,265

On December 22, 2017, the President signed into law the Tax Act.  The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business.  For businesses, the Tax Act reduces the corporate federal tax rate from a maximum rate of 35% to a flat rate of 21%.  The rate reduction took effect January 1, 2018.

Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  As of a result of the reduction in the corporate income tax rate from 35% to 21%, the Company recorded tax expense of $3,135 during the year ended December 31, 2017.

Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date.  SAB 118 allows for a measurement period not to extend beyond one year from the Tax Act’s enactment date to complete the necessary accounting.

The Company recorded provisional adjustments but have not completed our accounting for income tax effects for certain elements of the Tax Act, such as the accelerated depreciation which allows for full expensing of qualified property purchased and placed into service after September 27, 2017.

The Company has made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1 million.  There is uncertainty in applying the newly-enacted rules to existing contracts, and the Company is seeking further clarifications before completing our analysis.

The Company will complete and record the income tax effects of these provisional items during the period the necessary information becomes available. This measurement period will not extend beyond December 22, 2018.

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2017 or 2016, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

At December 31, 2017 and 2016, the Bank had accumulated bad debt reserves totaling $15,158 for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes.  Should the reserves as of December 31, 2017 be fully recaptured, the Bank would recognize $6,844 in additional income tax expense.    Should the reserves as of December 31, 2016 be fully recaptured, the Bank would recognize $6,844, calculated prior to the enactment of the Tax Act, in additional income tax expense.  The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations. The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation.  Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold.  This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.  The Company had no unrecognized tax benefits as of December 31, 2017 or 2016.  The Company does not anticipate any material change to unrecognized tax benefits during the year ending December 31, 2018.

As of December 31, 2017, the tax years ended December 31, 2014, 2015 2016, and 2017 remained subject to examination by all of the Company's relevant tax jurisdictions.  The Company is currently not under audit any taxing jurisdictions.

16.	KSOP [FORMERLY THE ESOP AND 401(K) PLAN]

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

During the year ended December 31, 2016, the ESOP returned 140,260 shares from the suspense account to the Holding Company to pay off the outstanding $2,819 balance of the ESOP loan remaining after the 2016 annual share allocation. In conjunction with the prepayment of the outstanding loan balance, the remaining 563,127 shares were allocated to active participants in the plan as of December 31, 2016, resulting in a one-time, non-cash, non-tax deductible expense of $11,319 which was recorded in stock benefit plan compensation expense.

ESOP benefit expense is recorded based upon the fair value of the award shares. There was no ESOP expense recorded for the year ended December 31, 2017. ESOP expenses totaled $1,783 and $1,754, for the years ended December 31, 2016 and 2015, respectively. Included in ESOP expense were dividends on unallocated Common Stock that were paid to participants.  These dividends totaled $438 and $481 during the years ended December 31, 2016 and 2015, respectively.

The Bank also maintains the 401(k) Plan, which covers substantially all of its employees.  During the year ended December 31, 2017, the Company merged the assets of the ESOP into the 401(k) Plan, creating the Dime Community Bank KSOP. The KSOP owned participant investments in Common Stock for the accounts of participants totaling $56,741 at December 31, 2017. The former 401(k) Plan owned participant investments in Common Stock totaling $11,723 and at December 31, 2016.

The Bank made discretionary contributions totaling $1,689, $638 and $692 to eligible KSOP [and former 401(k) Plan] participants during the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, this included safe harbor contributions of 3% made to eligible employees as well as an additional 3% discretionary contribution made to eligible employees.  In 2016 and 2015 this included safe harbor contributions of 3% made to eligible employees.  These contributions were recognized as a component of salaries and employee benefits expense.

17.	EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan.  Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service.  Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan.  For the years ended December 31, 2017 and 2016, the Bank used December 31st as its measurement date for the Employee Retirement Plan.

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2017	2016
Accumulated benefit obligation at end of period	$26,029	$25,297
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$25,297	$25,396
Interest cost	936	979
Actuarial loss	1,284	215
Benefit payments	(1,488)	(1,293)
Projected benefit obligation at end of period	26,029	25,297

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	23,355	22,676
Return on plan assets	3,477	1,957
Contributions	17	15
Benefit payments	(1,488)	(1,293)
Balance at end of period	25,361	23,355
Funded status at end of year	$(668)	$(1,942)

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2017	2016	2015
Interest cost	$936	$979	$998
Expected return on plan assets	(1,579)	(1,532)	(1,656)
Amortization of unrealized loss	1,287	1,551	1,677
Net periodic cost	$644	$998	$1,019

The change in accumulated other comprehensive income (loss) that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2017	2016
Balance at beginning of period	$(10,240)	$(12,001)
Amortization of unrealized loss	1,287	1,551
Gain (Loss) recognized during the year	613	210
Balance at the end of the period	$(8,340)	$(10,240)
Period end component of accumulated other comprehensive loss, net of tax	$5,610	$5,613

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2017	2016	2015
Discount rate used for net periodic cost	3.82%	3.98%	3.72%
Discount rate used to determine benefit obligation at period end	3.38	3.82	3.98
Expected long-term return on plan assets used for net periodic cost	7.00	7.00	7.00
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.00

The Employee Retirement Plan assets are invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”).  The Trust, a private placement investment trust, has been granted discretion by the Bank to determine the appropriate strategic asset allocations (as governed by its Investment Policy Statement) to meet estimated plan liabilities.

The Employee Retirement Plan’s asset allocation targets holding 66% of assets in equity securities via investment in the Long-Term Growth Equity Portfolio (“LTGE”), 32% in intermediate-term investment grade bonds via investment in the Long-Term Growth Fixed-Income Portfolio (“LTGFI”), and 2% in a cash equivalents portfolio (for liquidity).  Asset rebalancing is performed at least annually, with interim adjustments when the investment mix varies in excess of 10% from the target.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	At December 31,
	2017	2016
Asset Category
Equity securities	66%	62%
Debt securities (bond mutual funds)	32	36
Cash equivalents	2	2
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2017 and 2016, respectively.

The following tables present a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated.  (See Note 20 for a discussion of the fair value hierarchy).

	Fair Value Measurements at December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$3,228	$-	$-	$3,228
Domestic Mid Cap	1,344	-	-	1,344
Domestic Small Cap	513	-	-	513
International Equity	3,198	-	-	3,198
Fixed Income	8,133	-	-	8,133
Cash equivalents	510	-	-	510
Common collective investment funds:
Domestic Large Cap	-	5,246	-	5,246
Domestic Mid Cap	-	702	-	702
Domestic Small Cap	-	1,527	-	1,527
International Equity	-	960	-	960
Total Plan Assets				$25,361

	Fair Value Measurements at December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap
Domestic Mid Cap	$2,627	$-	$-	$2,627
Domestic Small Cap	1,189	-	-	1,189
International Equity	485	-	-	485
Fixed Income	2,657	-	-	2,657
Cash equivalents	8,408	-	-	8,408
Common collective investment funds:	366	-	-	366
Domestic Large Cap		4,784	-	4,784
Domestic Mid Cap	-	638	-	638
Domestic Small Cap	-	1,405	-	1,405
International Equity	-	796	-	796
Total Plan Assets	-		-	$23,355

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real annual rates of return in the ranges of 1% to 10% and 0% to 6%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2017 and 2016.

The Bank contributed $17 to the Employee Retirement Plan during the year ended December 31, 2017.  The Bank expects to make contributions in the amount of $17 to the Employee Retirement Plan during the year ending December 31, 2018.

Benefit payments are anticipated to be made as follows:

Amount
2018	1,626
2019	1,616
2020	1,598
2021	1,576
2022	1,559
2023 to 2027	7,523

BMP and Director Retirement Plan

The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans.  As of December 31, 2017 and 2016, the BMP had investments, held in a rabbi trust, in the Common Stock of $5,018 and $11,981, respectively.  Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75.  The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

As of December 31, 2017 and 2016, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	At December 31,
	2017	2016
Accumulated benefit obligation at end of period	$10,364	$11,351
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$11,351	$11,062
Interest cost	379	392
Benefit payments	(544)	(234)
Actuarial (gain) loss	(822)	131
Projected benefit obligation at end of period	10,364	11,351
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	544	234
Benefit payments	(544)	(234)
Balance at end of period	-	-
Funded status at the end of the year:	$(10,364)	$(11,351)

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2017	2016	2015
Interest cost	$379	$392	$375
Amortization of unrealized loss	147	161	242
Net periodic cost	$526	$553	$617

The combined change in accumulated other comprehensive income that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2017	2016
Balance at beginning of period	$(2,758)	$(2,788)
Amortization of unrealized loss	147	161
Gain (loss) recognized during the year	822	(131)
Balance at the end of the period	$(1,789)	$(2,758)
Period end component of accumulated other comprehensive loss, net of tax	$1,203	$1,512

Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2017	2016	2015
Discount rate used for net periodic cost – BMP	3.46%	3.54%	3.39%
Discount rate used for net periodic cost – Director Retirement Plan	3.53	3.67	3.49
Discount rate used to determine BMP benefit obligation at period end	3.13	3.46	3.54
Discount rate used to determine Director Retirement Plan benefit obligation at period end	3.17	3.53	3.67

Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment.  Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that accrue. The Bank contributed and made benefit payments in the amount of $343 on behalf of the BMP and $201 on behalf of the Directors Retirement Plan during the year ending December 31, 2017.

In addition to benefit payments from the defined benefit plan component of the BMP discussed above, retired participants are eligible for distributions from the plan.  During the year ended December 31, 2017, three retired participants elected a gross lump-sum distribution of $11,828.  The distribution was satisfied by 365,104 shares of common stock (market value $7,151) held by the ESOP component of the BMP and cash of $4,629 funded by the proceeds from the sale of trading securities held by the defined contribution plan components of the BMP.  As a result of the distribution a non-cash tax benefit of $1,454 was recognized for the difference between market value and cost basis of the common stock held by the BMP.   Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09.

During the year ended December 31, 2016, a retired participant elected a gross lump-sum distribution of $7,736.  The distribution was satisfied by 239,822 shares of Common Stock (market value of $4,088) held by the ESOP component of the BMP and cash of $3,648 funded by proceeds from the sale of trading securities held by the defined contribution plan components of the BMP.  As a result of the distribution, a non-cash tax benefit of $717 was recognized for the difference between market value and cost basis of the Common Stock held by the BMP, which reduces tax payable and increases Additional Paid-in Capital.

Actuarial projections performed as of December 31, 2017 assumed the Bank will contribute $564 to the BMP and $226 to the Director Retirement Plan during the year ending December 31, 2018 in order to pay benefits due under the respective plans.  During the year ending December 31, 2018, actuarial losses of $34 related to the BMP and $75 related to the Director Retirement Plan are anticipated to be recognized as a component of net periodic cost.
Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Amount

2018	789
2019	786
2020	815
2021	807
2022	798
2023 to 2027	3,923

There is no defined contribution cost incurred by the Holding Company or the Bank under the Director Retirement Plan.  Defined contribution costs incurred by the Company related to the BMP were $336, $744 and $1,900 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The funded status of the Postretirement Benefit Plan was as follows:
	At December 31,
	2017	2016
Accumulated benefit obligation at end of period	$1,768	$1,756
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$1,756	$1,825
Interest cost	59	63
Actuarial gain	132	(10)
Benefit payments	(179)	(122)
Projected benefit obligation at end of period	1,768	1,756
Plan assets at fair value:
Balance at beginning of period	-	-
Contributions	179	122
Benefit payments	(179)	(122)
Balance at end of period	-	-
Funded status:
Deficiency of plan assets over projected benefit obligation and accrued expense included in other liabilities	$(1,768)	$(1,756)

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2017	2016	2015
Service cost	$-	$-	$9
Interest cost	59	63	94
Curtailment gain(1)	-	-	(3,394)
Amortization of unrealized loss	(14)	(12)	(19)
Net periodic (credit) cost	$45	$51	$(3,310)

(1)	The Postretirement Plan was amended effective March 31, 2015, whereby post-amendment retirees are not eligible to participate in the plan. The amendment resulted in a curtailment gain.

The change in accumulated other comprehensive income (loss) that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2017	2016
Balance at beginning of period	$349	$351
Amortization of unrealized loss	(14)	(12)
Gain (loss) recognized during the year	(132)	10
Balance at the end of the period	$203	$349
Period end component of accumulated other comprehensive loss, net of tax	$(137)	$(191)

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2017	2016	2015
Discount rate used for net periodic cost	3.48%	3.58%	3.80%
Rate of increase in compensation levels used for net periodic cost	N/A	N/A	3.50
Discount rate used to determine benefit obligation at period end	3.16	3.48	3.58
Rate of increase in compensation levels used to determine benefit obligation at period end	N/A	N/A	3.50

As of December 31, 2017, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $1.  A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $1.

As of December 31, 2017 and 2016, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan.  The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 6.5% for 2017 and was assumed to decrease gradually to 5.0% in 2023 and remain at that level thereafter.  An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $28.  A decline in the assumed medical care cost trend rates by 1% in each year would reduce the accumulated Postretirement Benefit Plan obligation by approximately $26.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Modernization Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Modernization Act on the APBO.  The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Modernization Act.  The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2017 and 2016. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment.  Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that accrue.
Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,
2018	121
2019	116
2020	107
2021	101
2022	94
2023 to 2027	347

18.	STOCK-BASED COMPENSATION

Stock Option Activity

The Company has made stock option grants to outside Directors and certain officers under the Stock Plans.  All option shares granted have a ten-year life.  The option shares granted to the outside Directors vest over one year, while the option shares granted to officers vest ratably over four years.  The exercise price of each option award was determined based upon the fair market value of the Common Stock on the respective grant dates.  Compensation expense recorded during the year ended December 31, 2015 was determined based upon the fair value of the option shares on the respective dates of grant, as determined utilizing a recognized option pricing methodology. There was no compensation expense recorded during the year ended December 31, 2017 or 2016 as all options were fully vested during the year ended December 31, 2015.

There were no stock options granted during the years ended December 31, 2017, 2016 and 2015.

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	465,246	$14.87
Options granted	-	-
Options exercised	(245,992)	14.22
Options that expired prior to exercise	(10,000)	18.18
Options outstanding at December 31, 2016	209,254	$15.48	2.2	$966

Options granted	-	-
Options exercised	(51,708)	15.35
Options that expired prior to exercise	-	-
Options outstanding at December 31, 2017	157,546	$15.53	1.7	$1,027
Options vested and exercisable at December 31, 2017	157,546	$15.53	1.7	$1,027

Information related to stock options under the Stock Plans during each period is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Cash received for option exercise cost	$792	$3,498	$6,549
Income tax benefit recognized (1)	52	93	264
Intrinsic value of options exercised	314	826	1,143
Compensation expense recognized	-	-	31
Remaining unrecognized compensation expense	-	-	-

(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January, 1, 2017, income tax benefits were recognized through additional paid in capital.

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2017 were as follows:
	Outstanding Options		Vested Options
	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
Exercise Prices:
$8.34	13,713	1.3	13,713	1.3
$12.75	19,827	2.3	19,827	2.3
$13.86	12,220	4.3	12,220	4.3
$15.46	31,479	3.3	31,479	3.3
$16.73	25,307	0.6	25,307	0.6
$18.18	55,000	0.4	55,000	0.4
Total	157,546	1.7	157,546	1.7

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the Stock Plans.  Typically awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers may vest in equal installments over a four-year period or at the end of the four-year requisite period.  All awards were made at the fair value of the Common Stock on the award date.  Compensation expense on all restricted stock awards was thus recorded during the years ended December 31, 2017, 2016 and 2015 based upon the fair value of the shares on the respective dates of grant.

The following table presents a summary of activity related to the restricted stock awards granted under the Stock Plans, and changes during the periods indicated:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2016	223,894	$15.36
Shares granted	60,675	18.11
Shares vested	(116,042)	15.09
Shares forfeited	(16,118)	16.29
Unvested allocated shares at December 31, 2016	152,409	16.56

Shares granted	122,329	19.61
Shares vested	(87,455)	16.43
Shares forfeited	(36,716)	17.65
Unvested allocated shares at December 31, 2017	150,567	$18.85

Information related to restricted stock awards under the Stock Plans during each period is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Compensation expense recognized	$1,358	$1,549	$1,855
Income tax benefit recognized	95	78	39
Weighted average remaining years for which compensation expense is to be recognized	2.7	1.6	1.0

LTIP

During the years ended December 31, 2017, 2016 and 2015, the Company established long term incentive award programs to certain officers.  The program for 2017 will ultimately be settled in performance shares only, the program for 2016 will ultimately be settled in cash and performance based shares, while the program for 2015 will ultimately be settled in cash only.

For each award, threshold (50% of target), target (100% of target) and maximum (150% of target) payment opportunities are eligible to be earned over a three-year performance period based on the Company's performance on certain measurement goals.  Both the measurement goals and the peer group utilized to determine the Company's performance are established at the onset of the measurement period and cannot be altered subsequently.

At December 31, 2017, a liability totaling $556 was recorded for expected future payments under the long-term cash incentive payment plan. This liability reflected the expectation of the most likely payment outcome determined for each individual incentive award (based upon both period-to-date actual and estimated future results for each award period).  During the years ended December 31, 2017, 2016 and 2015, total expense recognized related to LTIP cash awards were $190, $443 and $946, respectively.

Performance based shares awarded to certain officers meet the criteria for equity-based accounting. The following table presents a summary of activity related to performance based equity awards and changes during the period:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Maximum aggregate share payout at January 1, 2017	24,730	17.35
Shares granted	71,976	19.75
Shares forfeited	(27,482)	18.99
Maximum aggregate share payout at December 31, 2017	69,224	19.19
Minimum aggregate share payout	4,433	18.53
Likely aggregate share payout	47,978	$19.17

Compensation expense recorded for performance based equity awards was $329 for the year ended December 31, 2017 and $57 for the year ended December 31, 2016.  There was no expense recognized during the year ended December 31, 2015 as this award program was established during the year ended December 31, 2016.

19.   COMMITMENTS AND CONTINGENCIES

Loan Commitments and Lines of Credit

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Available lines of credit	$-	$73,315	$-	$34,774
Other loan commitments	1,000	47,181	-	138,310
Stand-by letters of credit	927	-	-	-

At December 31, 2017 and 2016, the Bank had outstanding loan commitments that were accepted by the borrower aggregating approximately $48,181 and $115,216, respectively.  Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower.  The primary concentrations of credit risk associated with these commitments were geographical (as the majority of committed loans were collateralized by properties located in the New York City metropolitan area) and the proportion of the commitments comprised of multifamily residential and commercial real estate loans.

At December 31, 2017, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity.  At December 31, 2017, this amount approximated $1,771,000.

Additionally, in connection with the Loan Securitization (see Note 6), the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million.

Lease Commitments

At December 31, 2017, aggregate minimum annual rental commitments on operating leases were as follows:

Amount

2018	6,682
2019	6,808
2020	6,715
2021	6,634
2022	6,331
Thereafter	28,438
Total	$61,608

Rental expense for the years ended December 31, 2017, 2016 and 2015 totaled $6,740, $5,854, and $3,685, respectively.

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

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value of Financial Assets and Liabilities

The following tables present the assets measured at fair value on a recurring basis as of the dates indicated segmented by level within the fair value hierarchy. Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no financial liabilities measured at fair value on a recurring basis at December 31, 2017 or 2016.

		Fair Value Measurements at December 31, 2017 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$460	$460	$-	$-
International Equity Mutual Funds	120	120	-	-
Fixed Income Mutual Funds	2,135	2,135	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,512	1,512	-	-
International Equity Mutual Funds	445	445	-	-
Fixed Income Mutual Funds	2,049	2,049	-	-
Pass-through MBS issued by GSEs	340,879	-	340,879	-
Agency CMOs	10,505	-	10,505	-
Derivative – interest rate product	4,041	-	4,041	-

		Fair Value Measurements at December 31, 2016 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$873	$873	$-	$-
International Equity Mutual Funds	213	213	-	-
Fixed Income Mutual Funds	5,867	5,867	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,356	1,356	-	-
International Equity Mutual Funds	377	377	-	-
Fixed Income Mutual Funds	2,162	2,162	-	-
Pass-through MBS issued by GSEs	372	-	372	-
Agency CMOs	3,186	-	3,186	-
Derivative – interest rate product	3,228	-	3,228	-

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

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of December 31, 2017 and December 31, 2016. Obtaining market values as of December 31, 2017 and December 31, 2016 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Derivatives

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date (Level 2).

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2017 or 2016.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring basis at December 31, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets:
Cash and due from banks	$169,455	$169,455	$-	$-	$169,455
Loans, net	5,581,084	-	-	5,519,746	5,519,746
Accrued interest receivable	16,543	-	751	15,792	16,543
FHLBNY capital stock	59,696	N/A	N/A	N/A	N/A
Financial Liabilities:
Savings, money market and checking accounts	3,311,560	3,311,560	-	-	3,311,560
CDs	1,091,887	-	1,192,964	-	1,192,964
Escrow and other deposits	82,168	82,168	-	-	82,168
FHLBNY Advances	1,170,000	-	1,164,947	-	1,164,947
Subordinated debt, net	113,612	-	115,337	-	115,337
Accrued interest payable	1,623	-	1,623	-	1,623

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets:
Cash and due from banks	$113,503	$113,503	$-	$-	$113,503
TRUP CDOs	5,378	-	-	7,296	7,296
Loans, net	5,615,886	-	-	5,609,034	5,609,034
Accrued interest receivable	15,647	-	11	15,636	15,647
FHLBNY capital stock	44,444	N/A	N/A	N/A	N/A
Financial Liabilities:
Savings, money market and checking accounts	3,346,961	3,346,961	-	-	3,346,961
CDs	1,048,465	-	1,054,131	-	1,054,131
Escrow and other deposits	103,001	103,001	-	-	103,001
FHLBNY Advances	831,125	-	831,951	-	831,951
Trust Preferred securities payable	70,680	-	69,973	-	69,973
Accrued interest payable	2,080	-	2,080	-	2,080

The methods and assumptions used to estimate fair values are described as follows:

Cash and Due From Banks

The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

TRUP CDOs Held to Maturity

At December 31, 2016, the Company owned seven TRUP CDOs classified as held-to-maturity. At December 31, 2016, their estimated fair value was obtained utilizing broker quotations to estimate the fair value of TRUP CDOs. Despite improvement in the overall marketplace conditions, unobservable data was still deemed to have been utilized in the broker quotation pricing, warranting a determination of Level 3 valuation for these securities at December 31, 2016. The Company sold its TRUP CDO portfolio in August 2017.

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

Trust Preferred Securities Payable

At December 31, 2016, the fair value of trust preferred securities payable is estimated using discounted cash flow analyses based on then current borrowing rates for similar types of borrowing arrangements (deemed a Level 2 valuation), and is provided to the Company quarterly independently by a market maker in the underlying security.  The Company redeemed its trust preferred securities in July 2017.

Accrued Interest Payable

The estimated fair value of accrued interest payable approximates its carrying amount, and is deemed to be valued at an input level comparable to its underlying financial liability.

21.   REGULATORY MATTERS

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

When fully phased in, the Basel III Capital Rules will additionally require institutions to retain a capital conservation buffer, composed entirely of CET1, of 2.5% above these required minimum capital ratio levels.  Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers.  Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists.  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will increase by 0.625% each subsequent January 1, until it reaches 2.5% on January 1, 2019.  At December 31, 2017, the capital conservation buffer was 1.25%.  When the capital conservation buffer is fully phased in on January 1, 2019, the Holding Company and the Bank will effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital. In accordance with the Basel III Capital Rules, the Holding Company and the Bank have elected to exclude all permissible components of accumulated other comprehensive income from computing regulatory capital.  Management believes, as of December 31, 2017 and 2016, the Holding Company and Bank met all capital requirements to which they were subject.

The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized (although these items are not utilized to represent overall financial condition).  The FDIC utilizes these categories of capital adequacy to determine various matters, including, but not limited to, prompt corrective action and deposit insurance premium assessment levels.  Capital levels and adequacy classifications may also be subject to qualitative judgments by the Bank’s regulators regarding, among other factors, the components of capital and risk weighting. If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions and asset growth are limited, and capital restoration plans are required. As of December 31, 2017 and 2016, the Bank satisfied all criteria necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2017 that management believes have changed the "well capitalized" categorization.

Actual and required capital amounts and ratios as of the dates indicated are presented below:

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as “Well Capitalized”(1)
As of December 31, 2017	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$591,380	9.32%	$256,071	4.0%	$320,089	5.0%
Consolidated Company	546,571	8.61	256,029	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk weighted assets
Bank	591,380	12.38	214,984	4.5	310,532	6.5
Consolidated Company	546,571	11.42	215,424	4.5	N/A	N/A
Tier 1 Capital / % of risk weighted assets
Bank	591,380	12.38	286,645	6.0	382,194	8.0
Consolidated Company	546,571	11.42	287,232	6.0	N/A	N/A
Total Capital / % of risk weighted assets
Bank	612,858	12.83	382,194	8.0	477,742	10.0
Consolidated Company	683,049	14.27	382,976	8.0	N/A	N/A

(1)	In accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as “Well Capitalized”(1)
As of December 31, 2016	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$521,458	8.95%	$235,232	4.0%	$294,041	5.0%
Consolidated Company	516,170	10.03	235,402	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk weighted assets
Bank	521,458	11.60	202,337	4.5	292,265	6.5
Consolidated Company	516,170	11.44	203,104	4.5	N/A	N/A
Tier 1 Capital / % of risk weighted assets
Bank	521,458	11.60	269,783	6.0	359,711	8.0
Consolidated Company	584,684	12.95	270,806	6.0	N/A	N/A
Total Capital / % of risk weighted assets
Bank	542,019	12.05	359,711	8.0	449,639	10.0
Consolidated Company	605,245	13.41	361,074	8.0	N/A	N/A

(1)	In accordance with the Basel III rules.

22.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables summarize the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2017 and 2016:

	For the three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net interest income	$37,487	$38,053	$38,458	$38,732
Provision (credit) for loan losses	450	1,047	23	(1,000)
Net interest income after provision for loan losses	37,037	37,006	38,435	39,732
Non-interest income	1,778	1,747	4,283	13,706
Non-interest expense	20,769	19,469	22,175	22,573
Income before income taxes	18,046	19,284	20,543	30,865
Income tax expense	6,889	7,295	7,230	15,442
Net income	$11,157	$11,989	$13,313	$15,423
EPS (1):
Basic	$0.30	$0.32	$0.36	$0.41
Diluted	$0.30	$0.32	$0.35	$0.41
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

23.	CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2017 and 2016, and the related statements of operations and cash flows for the years ended December 31, 2017, 2016 and 2015, reflect the Holding Company’s investment in its wholly-owned subsidiary, the Bank, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2017	2016
ASSETS:
Cash and due from banks	$58,723	$49,152
Investment securities available-for-sale	4,006	3,895
Trading securities	2,715	6,953
MBS available-for-sale	321	372
Investment in subsidiaries	643,260	571,150
Other assets	3,154	6,020
Total assets	$712,179	$637,542

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Trust Preferred securities payable	$-	$70,680
Subordinated debt, net	113,612	-
Other liabilities	-	994
Stockholders’ equity	598,567	565,868
Total liabilities and stockholders’ equity	$712,179	$637,542

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (1)

	Year Ended December 31,
	2017	2016	2015
Net interest loss	$(5,427)	$(4,852)	$(4,779)
Dividends received from Bank	8,000	12,000	16,000
Non-interest income	249	478	295
Non-interest expense	(2,002)	(668)	(667)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	820	6,958	10,849
Income tax credit	3,274	2,251	2,321
Income before equity in undistributed earnings of direct subsidiaries	4,094	9,209	13,170
Equity in undistributed earnings of subsidiaries	47,788	63,305	31,602
Net income	$51,882	$72,514	$44,772
(1) Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2017, 2016 and 2015.

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flows from Operating Activities:
Net income	$51,882	$72,514	$44,772
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(47,788)	(63,305)	(31,602)
Net loss on the sale of investment securities available for sale	-	-	4
Net (gain) loss on trading securities	(169)	(83)	108
Net accretion	81	-	-
Loss from extinguishment of debt	1,272	-	-
Decrease (Increase) in other assets	1,442	(2,206)	(69)
(Decrease) Increase in other liabilities	(994)	(7)	(560)
Net cash provided by operating activities	5,726	6,913	12,653

Cash flows from Investing Activities:
Proceeds from sale of investment securities available-for-sale	377	-	2,000
Proceeds from the sale of trading securities	4,629	3,648	1,340
Purchases of investment securities available-for-sale	(145)	(22)	(2,134)
Reimbursement from subsidiary, including purchases of investment securities available-for-sale	175	303	1,655
Net purchases of trading securities	(222)	(317)	(3,090)
Principal collected on MBS available-for-sale	49	59	63
Principal repayments on ESOP loan	-	209	194
Net cash provided by investing activities	4,863	3,880	28

Cash flows from Financing Activities:
Redemption of preferred stock	(1)	-	-
Common Stock issued for exercise of stock options	792	3,669	6,549
Repayment of trust preferred securities	(70,680)	-	-
Proceeds from subordinated debt issuance, net	113,531	-	-
Treasury shares repurchased	-	-	(300)
Equity award distribution	236	65	251
BMP ESOP shares received to satisfy distribution of retirement benefits	(3,905)	(1,820)	-
Capital contribution to subsidiary	(20,000)	-	-
Cash dividends paid to stockholders	(20,991)	(20,569)	(20,279)
Net cash used in financing activities	(1,018)	(18,655)	(13,779)

Net decrease in cash and due from banks	9,571	(7,862)	(1,098)
Cash and due from banks, beginning of period	49,152	57,014	58,112
Cash and due from banks, end of period	$58,723	$49,152	$57,014

*   *   *   *   *

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

10.9	Dime Community Bank Severance Benefits Plan

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

10.50	Amendment Number One to the Dime Community Bank KSOP

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

** Furnished, not filed, herewith.