Form 10-Q
period 2018-03-31
DIME COMMUNITY BANCSHARES INC
filed 2018-05-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐          NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at May 9, 2018
$.01 Par Value	37,571,197

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements may be identified by use of words such as “annualized,” "anticipate," "believe," “continue,” "could," "estimate," "expect," “impact,” "intend," "seek," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

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

•	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 as updated by our Quarterly Reports on Form 10-Q.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	March 31, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$188,826	$169,455
Total cash and cash equivalents	188,826	169,455
Mortgage-backed securities (“MBS”) available-for-sale, at fair value (See Note 7)	354,410	351,384
Marketable equity securities, at fair value	6,433	-
Investment securities available-for-sale, at fair value (Fully unencumbered)	-	4,006
Trading securities	-	2,715
Loans:
Real estate	5,360,555	5,464,067
Commercial and industrial (“C&I”) loans	145,818	136,671
Other loans	1,053	1,379
Less allowance for loan losses	(21,204)	(21,033)
Total loans, net	5,486,222	5,581,084
Premises and fixed assets, net	25,276	24,326
Federal Home Loan Bank of New York ("FHLBNY") capital stock	52,514	59,696
Bank Owned Life Insurance ("BOLI")	109,257	108,545
Goodwill	55,638	55,638
Other assets	47,341	46,611
Total Assets	$6,325,917	$6,403,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$4,105,370	$4,095,701
Non-interest-bearing deposits	325,071	307,746
Total deposits	4,430,441	4,403,447
Escrow and other deposits	131,953	82,168
FHLBNY advances	1,010,400	1,170,000
Subordinated debt, net	113,649	113,612
Other liabilities	31,517	35,666
Total Liabilities	5,717,960	5,804,893

Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2018 and December 31, 2017)	-	-
Common stock ($0.01 par, 125,000,000 shares authorized, 53,653,224 shares and 53,624,453 shares issued at March 31, 2018 and December 31, 2017, respectively, and 37,484,270 shares and 37,419,070 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	537	536
Additional paid-in capital	277,070	276,730
Retained earnings	544,762	535,130
Accumulated other comprehensive loss, net of deferred taxes	(4,037)	(3,641)
Unearned Restricted Stock Award common stock	(3,855)	(2,894)
Common stock held by Benefit Maintenance Plan ("BMP")	(2,196)	(2,736)
Treasury stock, at cost (16,168,954 shares and 16,205,383 shares at March 31, 2018 and December 31, 2017, respectively)	(204,324)	(204,558)
Total Stockholders' Equity	607,957	598,567
Total Liabilities and Stockholders' Equity	$6,325,917	$6,403,460

See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans secured by real estate	$49,575	$50,475
C& I	1,656	41
Other loans	19	18
MBS	2,257	14
Investment securities	15	190
Other short-term investments	1,511	717
Total interest income	55,033	51,455
Interest expense:
Deposits and escrow	10,751	9,507
Borrowed funds	6,267	4,461
Total interest expense	17,018	13,968
Net interest income	38,015	37,487
Provision for loan losses	193	450
Net interest income after provision for loan losses	37,822	37,037
Non-interest income:
Service charges and other fees	911	794
Mortgage banking income, net	111	16
Net gain on securities and other assets(1)	1,366	75
Gain on sale of loans	90	-
Income from BOLI	712	545
Other	54	348
Total non-interest income	3,244	1,778
Non-interest expense:
Salaries and employee benefits	11,177	9,926
Stock benefit plan compensation expense	388	394
Occupancy and equipment	3,872	3,628
Data processing costs	1,754	1,607
Marketing	1,047	1,466
Federal deposit insurance premiums	665	655
Other	2,831	3,093
Total non-interest expense	21,734	20,769
Income before income taxes	19,332	18,046
Income tax expense	4,587	6,889
Net income	$14,745	$11,157

Earnings per Share:
Basic	$0.39	$0.30
Diluted	$0.39	$0.30

(1)	Amount includes periodic valuation gains or losses on marketable equity and trading securities

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)
	Three Months Ended March 31,
	2018	2017
Net Income	$14,745	$11,157
Other comprehensive income (loss):
Change in unrealized holding loss on securities held-to-maturity and transferred securities	-	34
Change in unrealized holding loss on securities available-for-sale	(2,558)	120
Change in pension and other postretirement obligations	155	302
Change in unrealized gain on derivative asset	2,016	315
Other comprehensive gain (loss) before income taxes	(387)	771
Deferred tax expense (benefit)	(112)	346
Other comprehensive income (loss), net of tax	(275)	425
Total comprehensive income	$14,470	$11,582

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
 (Dollars in thousands)

	Three Months ended March 31, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2018	37,419,070	$536	$276,730	$535,130	$(3,641)	$(2,894)	$(2,736)	$(204,558)	$598,567
Reclassification of unrealized gains and losses on marketable equity securities	-	-	-	153	(153)	-	-	-	-
Adjusted beginning balance as of January 1, 2018	37,419,070	536	276,730	535,283	(3,794)	(2,894)	(2,736)	(204,558)	598,567
Net Income	-	-	-	14,745	-	-	-	-	14,745
Other comprehensive loss, net of tax	-	-	-	-	(275)	-	-	-	(275)
Exercise of stock options, net	19,726	1	454	-	-	-	-	(165)	290
Release of shares, net of forfeitures	73,019	-	426	-	-	(1,349)	-	923	-
Stock-based compensation	-	-	-	-	-	388	-	-	388
Shares received to satisfy distribution of retirement benefits	(27,545)	-	(540)	-	-	-	540	(524)	(524)
Reclassification of tax effects on other comprehensive income (loss)	-	-	-	(32)	32	-	-	-	-

Cash dividends declared and paid	-	-	-	(5,234)	-	-	-	-	(5,234)
Ending balance as of March 31, 2018	37,484,270	$537	$277,070	$544,762	$(4,037)	$(3,855)	$(2,196)	$(204,324)	$607,957

	Three Months ended March 31, 2017
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2017	37,455,853	$536	$278,356	$503,539	$(5,939)	$(1,932)	$(6,859)	$(201,833)	$565,868
Net Income	-	-	-	11,157	-	-	-	-	11,157
Other comprehensive income, net of tax	-	-	-	-	425	-	-	-	425
Exercise of stock options	42,062	-	624	-	-	-	-	-	624
Release of shares, net of forfeitures	71,433	-	573	-	-	(1,474)	-	901	-
Stock-based compensation	-	-	-	-	-	394	-	-	394
Cash dividends declared and paid	-	-	-	(5,243)	-	-	-	-	(5,243)
Ending balance as of March 31, 2017	37,569,348	$536	$279,553	$509,453	$(5,514)	$(3,012)	$(6,859)	$(200,932)	$573,225

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,745	$11,157
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) recognized on marketable equity and trading securities	4	(75)
Net gain on sale of loans held for sale	(90)	-
Net gain on MBS available-for-sale sold	(1,370)	-
Net depreciation, amortization and accretion	2,184	879
Stock plan compensation	388	394
Provision for loan losses	193	450
Increase in cash surrender value of BOLI	(712)	(545)
Deferred income tax provision	(1,728)	688
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	-	(26)
Changes in assets and liabilities:
Decrease (Increase) in other assets	3,204	(69)
Increase (Decrease) in other liabilities	(4,072)	4,413
Net cash provided by Operating activities	12,746	17,266
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable equity securities	393	-
Proceeds from sales of investment securities available-for-sale	-	35
Proceeds from sales of MBS available-for-sale	158,484	-
Purchases of investment securities available-for-sale	-	(16)
Purchases of marketable equity securities	(109)	-
Purchases of MBS available-for-sale	(189,874)	-
Acquisition of trading securities	-	(125)
Proceeds from calls and principal repayments of MBS available-for-sale	25,958	13
Proceeds from sale of loans held for sale	765	-
Net decrease (increase) in loans	93,994	(115,759)
Purchases of fixed assets, net	(1,879)	(3,969)
Sale of FHLBNY capital stock, net	7,182	3,033
Net cash provided by (used in) Investing Activities	94,914	(116,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	26,994	113,056
Increase in escrow and other deposits	49,785	32,816
Repayments of FHLBNY advances	(1,034,600)	(404,500)
Proceeds from FHLBNY advances	875,000	337,100
Proceeds from exercise of stock options	290	624
BMP ESOP shares received to satisfy distribution of retirement benefits	(524)	-
Cash dividends paid to stockholders, net	(5,234)	(5,243)
Net cash provided by (used in) Financing Activities	(88,289)	73,853
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,371	(25,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,455	113,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$188,826	$87,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,928	$1,662
Cash paid for interest	15,323	12,695
Loans transferred to held for sale	675	-
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	-	25
Net decrease in non-credit component of OTTI	-	8

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.   NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by Dime Community Bank (f/k/a The Dime Savings Bank of Williamsburgh) (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At March 31, 2018 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $113,649 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and currently operates as a New York State-chartered stock savings bank.  Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflects the Bank’s evolving business model and emphasizes its broader geographic and business reach while retaining the Bank’s mission to be in and of the communities it serves, including the virtual online community.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, mortgage-backed securities, obligations of the U.S. government and government sponsored enterprises, and corporate debt and equity securities.

The Holding Company neither owns nor leases any property, but instead uses the administrative offices of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York.  As of March 31, 2018, the Bank had twenty-nine retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.

2.   SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2018 and December 31, 2017, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2018 and 2017, and the changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2018 and 2017.  The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2018.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission ("SEC”).

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 and notes thereto contained in our Annual Report on Form 10-K.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better measure their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company has established a committee that is assessing system requirements, gathering data, and evaluating the impact of the ASU on its consolidated financial statements. The Company expects to recognize a one-time cumulative effect increase to the allowance for loan losses as of the beginning of the reporting period in which the ASU takes effect, however, cannot yet determine the magnitude of the impact on the consolidated financial statements.

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

4.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held- to-Maturity and Transferred Securities	Securities Available-for- Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2018	$-	$285	$(6,633)	$2,707	$(3,641)
Reclassification of unrealized gains and losses on available-for-sale equity securities (1)	-	(153)	-	-	(153)
Adjusted balance as of January 1, 2018	-	132	(6,633)	2,707	(3,794)
Other comprehensive income (loss) before reclassifications	-	(786)	(88)	1,373	499
Amounts reclassified from accumulated other comprehensive loss	-	(922)	192	(44)	(744)
Net other comprehensive income during the period	-	(1,708)	104	1,329	(275)
Reclassification of tax effects on other comprehensive income (2)	-	-	32	-	32
Balance as of March 31, 2018	$-	$(1,576)	$(6,497)	$4,036	$(4,037)

Balance as of January 1, 2017	$(713)	$(92)	$(6,910)	$1,776	$(5,939)
Other comprehensive income before reclassifications	18	65	-	124	207
Amounts reclassified from accumulated other comprehensive loss	-	-	171	47	218
Net other comprehensive income during the period	18	65	171	171	425
Balance as of March 31, 2017	$(695)	$(27)	$(6,739)	$1,947	$(5,514)

(1)
Represents the impact of adopting ASU 2016-01 allowing the reclassification of unrealized gains and losses on available-for-sale equity securities from accumulated other comprehensive income to retained earnings.

(2)
Represents the impact of adopting ASU 2018-02 allowing the reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (or portion thereof) is recorded. The amount of the reclassification is an adjustment for the difference between the historical corporate income tax rate (35%) and the newly enacted 21% corporate income tax rate.

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion of previously recognized non-credit component of OTTI	$-	$9
Change in unrealized loss on securities transferred to held-to-maturity	-	25
Net change	-	34
Tax expense	-	16
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	-	18
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized gain during the period	(1,188)	120
Reclassification adjustment for net gains included in net gain on securities and other assets	(1,370)	-
Net change	(2,558)	120
Tax expense (benefit)	(850)	55
Net change in unrealized holding gain on securities available-for-sale	(1,708)	65
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in salaries and employee benefits expense	286	-
Change in the net actuarial gain or loss	(131)	302
Net change	155	302
Tax expense	51	131
Net change in pension and other postretirement obligations	104	171
Change in unrealized loss on derivative asset or liability:
Change in net unrealized loss during the period	2,081	228
Reclassification adjustment for expense included in interest expense	(65)	87
Net change	2,016	315
Tax expense	687	144
Net change in unrealized loss on derivative asset or liability	1,329	171
Other comprehensive income (loss)	$(275)	$425

5.   EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into Common Stock, and likely aggregate Long-term Incentive Plan (“LTIP”) share payout.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded.  Vested restricted stock award shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested RSA shares and LTIP shares not yet awarded are recognized as a special class of participating securities under ASC 260.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net income per the Consolidated Statements of Income	$14,745	$11,157
Less: Dividends paid and earnings allocated to participating securities	(29)	(25)
Income attributable to common stock	$14,716	$11,132
Weighted average common shares outstanding, including participating securities	37,495,317	37,603,628
Less: weighted average participating securities	(145,725)	(150,423)
Weighted average common shares outstanding	37,349,592	37,453,205
Basic EPS	$0.39	$0.30
Income attributable to common stock	$14,716	$11,132
Weighted average common shares outstanding	37,349,592	37,453,205
Weighted average common equivalent shares outstanding	115,133	96,371
Weighted average common and equivalent shares outstanding	37,464,725	37,549,576
Diluted EPS	$0.39	$0.30

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no “out-of-the-money” stock options during the three-month periods ended March 31, 2018 or 2017.

For information about the calculation of expected aggregate LTIP share payout, see Note 14.

6.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s only in-scope revenue stream that is subject to Topic 606 is service fees on deposit accounts (including interchange fees), which is disclosed on the Consolidated Statements of Operations as “Service charges and other fees.”  For the three-month period ended March 31, 2018, total revenues from contracts with customers totaled $911.

Service Charges on Deposit Accounts. The Company earns fees from its deposits customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provide to the cardholder.

7.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Company adopted ASU 2016-01 on January 1, 2018. As a result of adoption all registered mutual funds and trading securities were reclassified as marketable equity securities on the Consolidated Statement of Financial Conditions and are recorded at fair value with changes in fair value recorded through the income statement. Additionally, $153 of unrealized gains, net of taxes, was reclassified from accumulated other comprehensive income to beginning retained earnings during the three-month period ended March 31, 2018. Marketable equity securities are excluded from the tables for the period ended March 31, 2018.

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Pass-through MBS issued by Government-sponsored Enterprises (“GSEs”)	$239,232	$22	$(1,889)	$237,365
Agency Collateralized Mortgage Obligation (“CMO”)	117,541	470	(966)	117,045
Total debt securities available-for-sale	$356,773	$492	$(2,855)	$354,410

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Registered Mutual Funds	$3,779	$311	$(84)	$4,006
Pass-through MBS issued by GSEs	72,938	16	(325)	72,629
CMO	278,251	669	(165)	278,755
Total investment securities available-for-sale	$354,968	$996	$(574)	$355,390

The carrying amount of securities pledged as collateral for the Bank’s first loss guarantee was $27,084 and $28,738 at March 31, 2018 and December 31, 2017, respectively (see Note 10).

At March 31, 2018, available-for-sale pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 14.6 years and a weighted average estimated duration of 4.2 years.  As of March 31, 2018, the available-for-sale agency CMO securities had a weighted average term to maturity of 10.7 years.

During the three-month period ended September 30, 2017, the Company sold its entire portfolio of investment securities held-to-maturity consisting of six TRUP CDO securities, of which five were deemed to be OTTI. The TRUP CDO portfolio was sold as part of the Company’s strategy to take advantage of investment opportunities. The Company does not intend to classify any securities as held-to-maturity for the foreseeable future. During the three-month period ended March 31, 2017, the Company recognized amortization of $25 of the unamortized portion of unrealized losses that were recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity), and $8 on the unamortized portion of previous credit losses recognized in accumulated other comprehensive loss.

There were no sales of available-for-sale pass-through MBS issued by GSEs during the three-month periods ended March 31, 2018 or 2017.

Proceeds from the sales of available-for-sale CMOs totaled $158,484 during the three-month period ended March 31, 2018. Gross gains of $1,370 were recognized on these sales. There were no sales of available-for-sale CMOs during the three-month period ended March 31, 2017. The tax expense related to the gain on sales of available for sale CMOs recognized during the quarter ended March 31, 2018 was $440.

The Company holds marketable equity securities (both investment securities available-for-sale and trading securities as of December 31, 2017) as the underlying mutual fund investments of the BMP, held in a rabbi trust. The Company may sell these securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gains or losses recognized from the sales of marketable equity securities.  A summary of the sales of marketable equity securities is listed below for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Proceeds:
Marketable equity securities	$393	$-
Investment securities available-for-sale	-	35
Trading securities	-	-

The remaining gain or loss on securities shown in the unaudited condensed consolidated statements of income was due to market valuation changes resulting in a loss of $4 on marketable equity securities and a gain of $75 on trading securities for the three-month period ended March 31, 2018 and 2017, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	March 31, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Pass through MBS issued by GSEs	$215,028	$1,889	$-	$-	$215,028	$1,889
Agency CMO	45,534	881	3,063	85	48,597	966

	December 31, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Registered Mutual Funds	$-	$-	$2,591	$84	$2,591	$84
Pass through MBS issued by GSEs	55,819	325	-	-	55,819	325
Agency CMO	86,746	96	3,168	69	89,914	165

The issuers of debt securities available-for-sale are U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at March 31, 2018.

8.   LOANS RECEIVABLE AND CREDIT QUALITY

Loans are reported at the principal amount outstanding, net of unearned fees or costs.  Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

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

The Bank had no loans classified as doubtful as of March 31, 2018 or December 31, 2017. All real estate and C&I loans not classified as Special Mention or Substandard were deemed pass loans at both March 31, 2018 and December 31, 2017.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$61,586	$176	$834	$-	$62,596
Multifamily residential and residential mixed-use	4,275,143	2,409	3,399	-	4,280,951
Commercial mixed-use real estate	396,584	1,343	4,242	-	402,169
Commercial real estate	598,871	1,879	4,676	-	605,426
ADC	9,413	-	-	-	9,413
Total real estate	5,341,597	5,807	13,151	-	5,360,555
C&I	144,639	-	1,179	-	145,818
Total Real Estate and C&I	$5,486,236	$5,807	$14,330	$-	$5,506,373

	Balance at December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$62,042	$178	$875	$-	$63,095
Multifamily residential and residential mixed-use	4,374,388	6,326	466	-	4,381,180
Commercial mixed-use real estate	396,647	-	4,908	-	401,555
Commercial real estate	602,448	1,897	4,703	-	609,048
ADC	9,189	-	-	-	9,189
Total real estate	5,444,714	8,401	10,952	-	5,464,067
C&I	136,671	-	-	-	136,671
Total Real Estate and C&I	$5,581,385	$8,401	$10,952	$-	$5,600,738

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	Balance at March 31, 2018	Balance at December 31, 2017
Performing	$1,052	$1,375
Non-accrual	1	4
Total	$1,053	$1,379

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest) as of the dates indicated:

	At March 31, 2018
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$-	$9	$6,150	$449	$6,608	$55,988	$62,596
Multifamily residential and residential mixed-use	2,946	-	2,625	-	5,571	4,275,380	4,280,951
Commercial mixed-use real estate	-	-	669	90	759	401,410	402,169
Commercial real estate	-	-	4,372	-	4,372	601,054	605,426
ADC	-	-	-	-	-	9,413	9,413
Total real estate	$2,946	$9	$13,816	$539	$17,310	$5,343,245	$5,360,555
C&I	$-	$-	$-	$1,179	$1,179	$144,639	$145,818
Consumer	$1	$1	$-	$1	$3	$1,050	$1,053

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2018.

	At December 31, 2017
	30 to 59 Days Past Due	60 to 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$10	$23	$6,397	$436	$6,866	$56,229	$63,095
Multifamily residential and residential mixed-use	-	-	1,669	-	1,669	4,379,511	4,381,180
Commercial mixed-use real estate	-	-	520	93	613	400,942	401,555
Commercial real estate	-	-	11,349	-	11,349	597,699	609,048
ADC	-	-	-	-	-	9,189	9,189
Total real estate	$10	$23	$19,935	$529	$20,497	$5,443,570	$5,464,067
C&I	$-	$-	$-	$-	$-	$136,671	$136,671
Consumer	$4	$-	$-	$4	$8	$1,371	$1,379

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2017.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on fourteen real estate loans with an aggregate outstanding balance of $13,816 at March 31, 2018, and fourteen real estate loans with an aggregate outstanding balance of $19,935 at December 31, 2017, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured, and repayment or refinance is expected, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Troubled Debt Restructurings ("TDRs")

The following table summarizes outstanding TDRs by underlying collateral types as of the dates indicated:

	As of March 31, 2018		As of December 31, 2017
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	1	$20	1	$22
Multifamily residential and residential mixed-use	3	604	3	619
Commercial mixed-use real estate	1	4,152	1	4,174
Commercial real estate	1	3,279	1	3,296
Total real estate	6	$8,055	6	$8,111

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations. There were no TDRs on non-accrual status at March 31, 2018 or December 31, 2017.

The Company has not restructured any C&I or consumer loans, as these loan portfolios have not experienced any problem issues warranting restructuring. Therefore, all TDRs were collateralized by real estate at both March 31, 2018 and December 31, 2017.

There were no loans modified in a manner that met the criteria of a TDR during the three-month periods ended March 31, 2018 or 2017.

As of March 31, 2018 and December 31, 2017, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month periods ended March 31, 2018 or 2017 (thus no impact to the allowance for loan losses during those periods).

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

The Bank considers TDRs and all non-accrual loans, except one-to-four family loans equal to or less than the FNMA conforming loan limits for high-cost areas, such as the Bank's primary lending area, (“FNMA Limits”) and consumer loans, to be impaired.  Non-accrual one-to-four family loans equal to or less than the FNMA Limits and all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

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

9.   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses may consist of specific and general components. At March 31, 2018, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the FNMA Limits, and consumer loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At March 31, 2018 and December 31, 2017, there were no allocated reserves related to TDRs within the allowance for loan losses.

Non-Impaired Loan Component

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

 Reserve for Loan Commitments

At both March 31, 2018 and December 30, 2017, respectively, the Bank maintained a reserve of $25 associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended March 31, 2018
		Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I
Beginning balance	$116	$15,219	$1,388	$2,147	$123	$18,993	$2,021	$19
Provision (credit) for loan losses	-	(223)	6	(19)	3	(233)	424	2
Charge-offs	(15)	-	(4)	-	-	(19)	-	(4)
Recoveries	1	-	-	-	-	1	-	-
Ending balance	$102	$14,996	$1,390	$2,128	$126	$18,742	$2,445	$17

	At or for the Three Months Ended March 31, 2017
	Real Estate Loans						Consumer Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed- Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	Total Real Estate	C&I
Beginning balance	$145	$16,555	$1,698	$2,118	$20,516	$-	$20
Provision (credit) for loan losses	(4)	134	(109)	(23)	(2)	453	(1)
Charge-offs	(13)	(69)	-	-	(82)	-	-
Recoveries	1	45	-	4	50	-	-
Ending balance	$129	$16,665	$1,589	$2,099	$20,482	$453	$19

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At March 31, 2018
		Real Estate Loans					C&I	Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$294	$-
Collectively evaluated for impairment	102	14,996	1,390	2,128	126	18,742	2,151	17
Total ending allowance balance	$102	$14,996	$1,390	$2,128	$126	$18,742	$2,445	$17

Loans:
Individually evaluated for impairment	$20	$604	$4,242	$3,279	$-	$8,145	$1,179	$-
Collectively evaluated for impairment	62,576	4,280,347	397,927	602,147	9,413	5,352,410	144,639	1,053
Total ending loans balance	$62,596	$4,280,951	$402,169	$605,426	$9,413	$5,360,555	$145,818	$1,053

	At December 31, 2017
		Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	116	15,219	1,388	2,147	123	18,993	2,021	19
Total ending allowance balance	$116	$15,219	$1,388	$2,147	$123	$18,993	$2,021	$19

Loans:
Individually evaluated for impairment	$22	$619	$4,267	$3,296	$-	$8,204	$-	$-
Collectively evaluated for impairment	63,073	4,380,561	397,288	605,752	9,189	5,455,863	136,671	1,379
Total ending loans balance	$63,095	$4,381,180	$401,555	$609,048	$9,189	$5,464,067	$136,671	$1,379

The following tables summarize impaired real estate loans with no related allowance recorded as of the dates indicated (by collateral type within the real estate loan segment):

	At March 31, 2018			At December 31, 2017
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$20	$20	$-	$22	$22	$-
Multifamily residential and residential mixed-use	604	604	-	619	619	-
Commercial mixed-use real estate	4,242	4,242	-	4,267	4,267	-
Commercial real estate	3,279	3,279	-	3,296	3,296	-
Total with no related allowance recorded	8,145	8,145	-	8,204	8,204	-

With an allowance recorded:
C&I	1,179	1,179	294	-	-	-
Total with an allowance recorded	1,179	1,179	294	-	-	-
Total	$9,324	$9,324	$294	$8,204	$8,204	$-

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$21	$-	$404	$7
Multifamily residential and residential mixed-use	611	12	3,302	46
Commercial mixed-use real estate	4,255	43	4,773	45
Commercial real estate	3,287	33	3,355	34
Total with no related allowance recorded	8,174	88	11,834	132

With an allowance recorded:
C&I	589	-	-	-
Total with no related allowance recorded	$8,763	$88	$11,834	$132

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

10.   LOAN SECURITIZATION

During the year ended December 31, 2017, the Bank completed a securitization of $280,186 of its multifamily loans through a Federal Home Loan Mortgage Corporation (“FHLMC”) sponsored “Q-deal” securitization completed in December 2017. Four classes of FHLMC guaranteed structured pass-through certificates were issued and purchased entirely by the Bank. As part of the securitization transaction, the Bank entered into a Servicing Agreement, which included general representations and warranties, and reimbursement obligations.

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

With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse FHLMC for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date.  At both March 31, 2018 and December 30, 2017, respectively, the Bank maintained a liability of $420 for the exposure to the reimbursement agreement with FHLMC, the first loss guarantee. Any increases or reductions in this liability are recognized in periodic non-interest expense.

11.   DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.   During 2018, such derivatives were used to hedge the variable cash flows associated with existing or forecasted issuances of short term borrowings debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.  During the next twelve months, the Company estimates that an additional $1,132 will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of the periods indicated.

	At March 31, 2018				At December 31, 2017
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	8	$150,000	$6,117	$(78)	7	$135,000	$4,041	$-

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income as of March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Interest rate products
Amount of gain recognized in other comprehensive income	$2,081	$228
Amount of gain or (loss) reclassified from other comprehensive income into interest expense	(65)	87

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

At March 31, 2018
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
FHLB Advances	$6,117	$(78)	$6,039	$-	$-	$6,039

At December 31, 2017
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount

FHLB Advances	$4,041	$-	$4,041	$-	$-	$4,041

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

As of March 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,100. If the Company had breached any of the above provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended March 31, 2018.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities

The Company’s marketable equity securities and available-for-sale securities are reported at fair value, which were determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable.  Prioritization of inputs may vary on any given day based on market conditions.

The pass-through MBS issued by GSEs all possessed the highest possible credit rating published by at least one established credit rating agency as of March 31, 2018 and December 31, 2017. Obtaining market values as of March 31, 2018 and December 31, 2017 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Derivatives

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

The following tables present financial assets liabilities measured at fair value on a recurring basis as of the dates indicated, segmented by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at March 31, 2018 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,863	$1,863	-	-
International Equity Mutual Funds	538	538	-	-
Fixed Income Mutual Funds	4,032	4,032	-	-
Debt securities available-for-sale:
Pass-through MBS issued by GSEs	237,365	-	237,365	-
Agency CMOs	117,045	-	117,045	-
Derivative – interest rate product	6,117	-	6,117	-
Financial Liabilities
Derivative – interest rate product	$78	$-	$78	$-

		Fair Value Measurements at December 31, 2017 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$460	$460	$-	$-
International Equity Mutual Funds	120	120	-	-
Fixed Income Mutual Funds	2,135	2,135	-	-
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,512	1,512	-	-
International Equity Mutual Funds	445	445	-	-
Fixed Income Mutual Funds	2,049	2,049	-	-
Pass-through MBS issued by GSEs	72,629	-	72,629	-
Agency CMOs	278,755	-	278,755	-
Derivative – interest rate product	4,041	-	4,041	-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment), and are subject to fair value adjustments. Financial assets measured at fair value on a non-recurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.

Impaired Loans

Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank’s impaired loans were collateralized by real estate and accounts receivable at March 31, 2018, and real estate at December 31, 2017, and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input) or discounted valuation of underlying collateral, such as accounts receivable. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management's opinions concerning market developments or the client's business.

At December 31, 2017, there were no impaired loans measured at fair value. The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the reported period.

			Fair Value Measurements at March 31, 2018 Using
	Carrying Amount Before Allocation	Specific Valuation Allowance Allocation	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired Loans
C&I	$1,179	$294	$885	$-	$-	$885

Financial Instruments Not Measured at Fair Value

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 20 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU 2016-01. In accordance with ASU 2016-01, the fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. Loans are considered a Level 3 classification.

The following tables present the carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or non-recurring is as follows for the dates indicated, segmented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at March 31, 2018 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$188,826	$188,826	$-	$-	$188,826
Loans, net (excluding impaired loans carried at fair value)	5,485,337	-	-	5,454,038	5,454,038
Accrued interest receivable	16,535	-	768	15,767	16,535
FHLBNY capital stock	52,514	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,205,950	3,205,950	-	-	3,205,950
Certificates of Deposits (“CDs”)	1,224,491	-	1,221,036	-	1,221,036
Escrow and other deposits	131,953	131,953	-	-	131,953
FHLBNY Advances	1,010,400	-	1,001,841	-	1,001,841
Subordinated debt, net	113,649	-	113,793	-	113,793
Accrued interest payable	3,318	-	3,318	-	3,318

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$169,455	$169,455	$-	$-	$169,455
Loans, net	5,581,084	-	-	5,519,746	5,519,746
Accrued interest receivable	16,543	-	751	15,792	16,543
FHLBNY capital stock	59,696	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,311,560	3,311,560	-	-	3,311,560
CDs	1,091,887	-	1,192,964	-	1,192,964
Escrow and other deposits	82,168	82,168	-	-	82,168
FHLBNY Advances	1,170,000	-	1,164,947	-	1,164,947
Subordinated debt, net	113,612	-	115,337	-	115,337
Accrued interest payable	1,623	-	1,623	-	1,623

13.   RETIREMENT AND POSTRETIREMENT PLANS

The Holding Company or the Bank maintains the Retirement Plan of Dime Community Bank (the "Employee Retirement Plan"), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the "Outside Director Retirement Plan"), the BMP, and the Postretirement Welfare Plan of Dime Community Bank (the "Postretirement Plan").

The Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), on January 1, 2018.  The components of net periodic costs are included in other non-interest expense in the Consolidated Statements of Operations.  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended March 31,
	2018		2017
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$-	$-	$-	$-
Interest cost	292	14	329	14
Expected return on assets	(430)	-	(395)	-
Unrecognized past service liability	-	(2)	-	(2)
Amortization of unrealized loss (gain)	289	-	359	(1)
Net periodic cost	$151	$12	$293	$11

The Company disclosed in its consolidated financial statements for the year ended December 31, 2017 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2018 as follows: Employee Retirement Plan - $17, Outside Director Retirement Plan - $226, Postretirement Plan - $121, and BMP - $564.  The Company made contributions of $4 to the Employee Retirement Plan during the three months ended March 31, 2018 and expects to make the remainder of the contributions during 2018.  The Company made benefit payments of $56 on behalf of the Outside Director Retirement Plan during the three months ended March 31, 2018 and expects to make the remainder of the estimated net contributions or benefit payments during 2018. The Company made benefit payments totaling $17 on behalf of the Postretirement Plan during the three months ended March 31, 2018 and expects to make any additional contributions or benefit payments required for 2018.  The Company made benefit payments totaling $137 on behalf of the BMP during the three month period ended March 31, 2018 and expects to make the remaining anticipated benefit payments during 2018.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans.  During the three-month period ended March 31, 2018, in addition to benefit payments from the defined benefit plan component of the BMP discussed above, gross lump-sum distributions of $1,199 were made to retired participants.  One distribution was satisfied by 22,051 shares of Common Stock (market value of $942) held by the previous Employee Stock Ownership Plan component of the BMP and cash of $257 held by the defined contribution plan components of the BMP.  As a result of the distribution, a non-cash tax benefit of $285 was recognized for the difference between market value and cost basis of the Common Stock held by the BMP.

14.    ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (“2013 Equity Plan”) (collectively, the "Stock Plans"), which are discussed more fully in Note 18 to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	157,546	$15.53
Options granted	-	-
Options exercised	(28,771)	$16.38
Options outstanding at March 31, 2018	128,775	$15.34	1.6	$394
Options vested and exercisable at March 31, 2018	128,775	$15.34	1.6	$394

During the three-month period ended March 31, 2018, the cost of one exercise of 10,000 stock options was satisfied by 9,045 shares of Common Stock at an exercise price of $18.18.  These shares were returned to Treasury Stock.

Information related to stock options during each period is as follows:

	At or for the Three Months Ended March 31,
	2018	2017
Cash received for option exercise cost	$290	$624
Income tax benefit recognized on stock option exercises	4	69
Intrinsic value of options exercised	97	275

There were no grants of stock options during the three-month periods ended March 31, 2018 or 2017. All stock options are fully vested at both March 31, 2018 and 2017.

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the Stock Plans. Typically, awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers may vest in equal annual installments over a four-year period or at the end of the four-year requisite period.  All awards were made at the fair value of Common Stock on the grant date. Compensation expense on all restricted stock awards are based upon the fair value of the shares on the respective dates of the grant.

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2018	150,567	$18.85
Shares granted	-	-
Shares vested	(4,752)	20.13
Shares forfeited	(2,014)	19.39
Unvested allocated shares at March 31, 2018	143,801	$18.80

Information related to restricted stock awards during each period is as follows:

	At or for the Three Months Ended March 31,
	2018	2017
Compensation expense recognized	$304	$297
Income tax benefit (expense) recognized on vesting of restricted stock awards	(2)	2
Weighted average remaining years for which compensation expense is to be recognized	2.7	1.6

Performance Based Equity Awards

The Company established the LTIP, a long term incentive award program for certain officers, which meets the criteria for equity-based accounting.  For each award, threshold (50% of target), target (100% of target) and maximum (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company's relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently.  Shares of Common Stock are issued on the grant date and held as unvested stock awards until the end of the performance period. They are issued at the maximum opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

The following table presents a summary of activity related to performance based equity awards, and changes during the three-month period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2018	69,224	$19.19
Shares granted	81,353	18.55
Shares vested	(3,536)	18.83
Shares forfeited	(6,320)	19.19
Maximum aggregate share payout at March 31, 2018	140,721	$18.83
Minimum aggregate share payout	-	-
Expected aggregate share payout	93,813	$18.83

Compensation expense recorded for performance based equity awards was $84 and $97 for the three-month periods ended March 31, 2018 and 2017, respectively.

15.   SUBORDINATED NOTES PAYABLE

During the year ended December 31, 2017, the Holding Company issued $115,000 of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022.  The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears.  Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the Consolidated Statements of Financial Condition.  Interest expense related to the subordinated debt was $1,330 and $0 during the three months ended March 31, 2018 and March 31, 2017.

16.   TRUST PREFERRED SECURITIES PAYABLE

On March 19, 2004, the Holding Company completed an offering of $72,165 of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering. The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and became callable without penalty at any time on or after April 15, 2009.  Interest expense related to the trust preferred securities payable was $1,256 during the three months ended March 31, 2017.

During the three months ended September 30, 2017, the Company fully redeemed its $70,680 of trust preferred securities borrowings at par from third parties.

17.   INCOME TAXES

During the three months ended March 31, 2018 and 2017, the Company's consolidated effective tax rates were 23.7% and 38.2%, respectively. The lower effective tax rate during the three months ended March 31, 2018 compared to March 31, 2017 was the result of the Tax Act, which took effect January 1, 2018, and reduced the corporate federal tax rate from a maximum rate of 35% to a flat rate of 21%.  There were no other significant unusual income tax items during the three-month periods ended either March 31, 2018 or 2017.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares (the “Company”), is a Delaware corporation headquartered in the Brooklyn Heights neighborhood of Brooklyn, New York. The Company was organized in 1996 and is registered as a savings and loan holding company with the Board of Governors of the Federal Reserve System pursuant to section 10(l) of the Home Owners’ Loan Act, as amended. As of March 31, 2018, the Holding Company's direct subsidiary was Dime Community Bank, a banking subsidiary that engages in commercial banking and financial services.  In 2004, the Company formed Dime Community Capital Trust I as a subsidiary, which issued $72.2 million of 7.0% trust preferred securities. During the year ended December 31, 2017, the Company fully redeemed the outstanding balance of $70.7 million, and dissolved the trust.  The Company also dissolved 842 Manhattan Ave Corp. during the year ended December 31, 2017 as this subsidiary was inactive. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “DCOM.”

Dime Community Bank, a New York-chartered stock savings bank formerly known as “The Dime Savings Bank of Williamsburgh,” was founded in 1864 and operates 29 full service retail banking offices located in the New York City boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, mortgage-backed securities, obligations of the U.S. government and government sponsored enterprises, and corporate debt and equity securities. The substantial majority of the Bank’s lending occurs in the greater New York City metropolitan area. The Bank has four active subsidiaries, including two real estate investment trusts that hold one-to-four family and multifamily residential and commercial real estate loans; Dime Insurance Agency, which engages in general insurance agency activities; and Boulevard Funding Corporation, which holds and manages real estate.

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

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its mortgage and C&I loans, as well as personal deposit accounts from its borrowers. The Bank launched an internet banking initiative, “DimeDirect,” in the second half of 2015. To date, deposits gathered through DimeDirect have primarily been money markets. The DimeDirect deposits are anticipated to carry lower administrative servicing costs than the Bank’s traditional retail deposits. Historically, the Bank’s primary lending strategy included the origination of, and investment in, mortgage loans secured by multifamily and mixed-use properties, and, to an increasing extent, mortgage loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of its strategic plan for 2018, the Bank is investing in the development of its Business Banking division, by adding products and services to serve both the credit and business banking needs in its footprint. Beginning in mid-2018, the Bank intends to once again begin to offer one-to-four family loan products.

The Business Banking division is focused on total relationship banking and will enable the Bank to diversify its loan portfolio into areas such as C&I loans, Small Business Administration (“SBA”) loans (a portion of which is guaranteed by the SBA), ADC loans, finance loans and leases, one-to-four family loans and consumer loans. These business lines are intended to supplement core deposit growth and provide greater funding diversity. During 2017, the Bank hired seasoned executives, and bolstered its lending and credit and administrative staff. Additionally in 2017, the Bank was approved by the SBA as a lender, better positioning the Business Banking division for future expansion. As of March 31, 2018, the C&I portfolio balance was $145.8 million and direct-sourced CRE portfolio was $100.6 million.

The Bank also purchases investment grade securities primarily for liquidity purposes. The Bank seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Recent Events

In June 2017, the Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which will become callable commencing in June 2022.  Interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%, until June 2022, at which point the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 266 basis points. The notes will mature on June 15, 2027. The Company used part of the net proceeds from the offering to redeem its $70.7 million of trust preferred securities, which had a 7.00% annual coupon, in July 2017. See Notes 13 and 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for details of the subordinated notes payable and trust preferred securities payable, respectively.

In December 2017, the Bank completed a securitization of $280.2 million of its multifamily loans through a Freddie Mac sponsored “Q-deal” securitization (“Loan Securitization”). The Structured Pass-Through Certificates that were issued by Freddie Mac were purchased by the Bank as available-for-sale securities to enhance balance sheet liquidity. The Bank will continue to maintain the borrower relationships as the sub-servicer of the loans. See Note 6 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for details of the loan securitization.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2018		2017
Per Share Data:
EPS (Diluted)	$0.39		$0.30
Cash dividends paid per share	0.14		0.14
Book value per share	16.22		15.26
Dividend payout ratio	35.90%		46.67%
Performance and Other Selected Ratios:
Return on average assets	0.93%		0.74%
Return on average common equity	9.77		7.83
Net interest spread	2.28		2.40
Net interest margin	2.47		2.57
Average interest earning assets to average interest-bearing liabilities	115.84		116.36
Non-interest expense to average assets	1.36		1.38
Efficiency ratio	54.60		53.00
Loan-to-deposit ratio at end of period	124.31		127.59
Effective tax rate	23.73		38.17
Asset Quality Summary:
Non-performing loans	$1,719		$3,801
Non-performing assets	1,719		5,080
Net charge-offs (recoveries)	23		32
Non-performing loans/Total loans	0.03%		0.07%
Non-performing assets/Total assets	0.03		0.08
Allowance for loan loss/Total loans	0.39		0.36
Allowance for loan loss/Non-performing loans	1,233.51		551.28
Earnings to Fixed Charges Ratios (1)
Including interest on deposits	2.10	x	2.26	x
Excluding interest on deposits	3.82		4.71

(1)	Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy.  The Bank's Asset Liability Committee ("ALCO") is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO. Liquidity is managed daily and through periodic reporting to management and the Board of Directors. A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell selected multifamily residential or mixed use real estate loans to private sector secondary market purchasers, and has in the past sold such loans and one-to-four family residential loans to FNMA and FHLMC. The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Total deposits increased $27.0 million during the three months ended March 31, 2018, compared to an increase of $113.1 million during the three months ended March 31, 2017. Within deposits, core deposits (i.e., non-CDs) decreased $105.6 million during the three months ended March 31, 2018 and increased $191.4 million during the three months ended March 31, 2017. CDs increased $132.6 million during the three months ended March 31, 2018 compared to a decrease of $78.3 million during the three months ended March 31, 2017. The increase in growth during the current period was due primarily to successful gathering efforts tied to CD products, offset by outflows from the Bank’s online money market account channel, DimeDirect, as the Bank’s posted rate lagged behind many of its online competitors.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY. At March 31, 2018, the Bank had an additional potential borrowing capacity of $638.8 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $159.6 million during the three months ended March 31, 2018, compared to a $67.4 million decrease during the three months ended March 31, 2017, reflecting deposit inflows and lower total assets.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate and, recently, C&I loans, the purchase of real estate loans, mortgage-backed and other securities, the repurchase of common stock into treasury, the payment of quarterly cash dividends to holders of the common stock, and the payment of quarterly interest to holders of its outstanding trust preferred debt. During the three months ended March 31, 2018, principal repayments on real estate loans (including refinanced loans) totaled $183.1 million compared to $153.4 million during the three months ended March 31, 2017. The increase resulted primarily from higher prepayment volume. During the three months ended March 31, 2018 and 2017, real estate loan originations totaled $75.0 million and $240.5 million, respectively. The decrease was due to the rack rates on the Company’s multifamily loans being higher than competitors.

Sales of mortgage-back securities totaled $158.5 million during the three-month period ended March 31, 2018. There were no sales of mortgage-backed securities during the three-month period ended March 31, 2017. Purchases of mortgage-backed securities totaled $189.9 million during the three-month period ended March 31, 2018. Security purchases were de-emphasized during the three-month period ended March 31, 2017, as the yield offered in highly graded investment securities was not deemed sufficiently attractive.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At March 31, 2018, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well-capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of March 31, 2018:

	Actual Ratios at March 31, 2018			Basel III
	Bank	Consolidated Company	Minimum Requirement	Minimum Requirement Plus 1.875% Buffer(1)	Minimum Requirement Plus 2.5% Buffer(2)	Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(3)
Tier 1 common equity ratio	12.97%	11.87%	4.5%	6.38%	7.0%	6.5%
Tier 1 risk-based based capital ratio	12.97	11.87	6.0	7.88	8.5	8.0
Total risk-based based capital ratio	13.43	14.79	8.0	9.88	10.5	10.0
Tier 1 leverage ratio	9.59	8.79	4.0	n/a	n/a	5.0

(1)	The 1.875% buffer percentage represents the phased-in requirement as of March 31, 2018.
(2)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(3)	Only the Bank is subject to these requirements.

Implementation of the initial phase capital conservation buffer under the Basel III Capital Rules on January 1, 2016 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of March 31, 2018, the Bank and the Holding Company would satisfy all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

The Holding Company did not repurchase any shares of its common stock during the three months ended March 31, 2018 or 2017. As of March 31, 2018, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.

The Holding Company paid $5.2 million in cash dividends on common stock during both the three months ended March 31, 2018 and 2017.

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

The following table presents off-balance sheet arrangements as of March 31, 2018:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$78,076	$-	$-	$-	$78,076
Other loan commitments	64,696	-	-	-	64,696
Stand-by letters of credit	927	-	-	-	927
Total Off-Balance Sheet Arrangements	$143,699	$-	$-	$-	$143,699

Asset Quality

General

At both March 31, 2018 and December 31, 2017, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.

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

The Bank generally initiates foreclosure proceedings when a real estate loan enters non-accrual status based upon non-payment, and typically does not accept partial payments once foreclosure proceedings have commenced. At some point during foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO status. The Bank generally attempts to utilize all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans and OREO properties as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

The C&I portfolio is actively managed by the lenders and underwriters. All credit facilities at a minimum require an annual review of the exposure and typically terms of the loan require annual and interim financial reporting and have financial covenants to indicate expected performance levels. Guarantors are also required to, at a minimum, annually update their financial reporting. All exposures are risk rated and those entering adverse ratings due to financial performance concerns of the borrower or material delinquency of any payments or financial reporting, are subjected to added management scrutiny. Measures taken typically include amendments to the amount of the available credit facility, requirements for increased collateral, a request for a capital infusion, additional guarantor support or a material enhancement to the frequency and quality of financial reporting. Loans determined to reach adverse risk rating standards are subject to quarterly updating to Credit Administration and executive management. When warranted, loans reaching a Substandard rating could be reassigned to Credit Administration for direct handling. Loans reaching this level of attention are subject to increased scrutiny inclusive of an outside legal counsel involvement and where appropriate a declaration of default with all potential remedies considered.

Non-accrual Loans

Within the Bank's held-to-maturity portfolio (excluding consumer loans), twelve non-accrual loans totaled $1.7 million at March 31, 2018, and eight non-accrual loans totaled $0.5 million at December 31, 2017.  During the three months ended March 31, 2018, four loans totaling $1.2 million were placed on non-accrual status, and principal amortization of $0.01 million was recognized on five non-accrual loans. There were no changes on the remaining three non-accrual loans during the three month period ended March 31, 2018.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 9 to the condensed consolidated financial statements) totaled $9.3 million, consisting of nine loans, at March 31, 2018, compared to $8.2 million, consisting of seven loans, at December 31, 2017.  During the three months ended March 31, 2018, principal amortization totaling $0.06 million was recognized on seven impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$449	$436
Commercial mixed use real estate	90	93
C&I	1,179	-
Consumer	1	4
Total non-accrual loans	1,719	533
Non-accrual one-to-four family and consumer loans deemed homogeneous loans	(450)	(440)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	20	22
Multifamily residential and residential mixed-use real estate	604	619
Commercial mixed-use real estate	4,152	4,174
Commercial real estate	3,279	3,296
Total TDRs	8,055	8,111
Impaired loans	$9,324	$8,204

(1)	There were no non-accruing TDRs for the periods indicated.

Ratios:
Total non-accrual loans to total loans	0.03%	0.01%
Total non-performing assets to total assets	0.03	0.01

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three months ended March 31, 2018 or 2017.

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

At March 31, 2018 and December 31, 2017, all TDRs but one were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

The Bank had no OREO properties at March 31, 2018 or December 31, 2017. The Bank did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2018 or 2017.

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had one real estate loan, totaling $2.9 million that was delinquent between 30 and 89 days at March 31, 2018, and three real estate loans totaling $0.03 million at December 31, 2017. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.03 million at both March 31, 2018 and December 31, 2017. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods ended March 31, 2018 and December 31, 2017.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	March 31, 2018	December 31, 2017	March 31, 2017
	(Dollars in Thousands)
Impaired loans	$294	$-	$-
Pass graded loans:
Real estate loans	18,742	18,993	20,482
C&I loans	2,151	2,021	453
Consumer loans	17	19	19
Total	$21,204	$21,033	$21,954

The allowance for loan losses increased $0.2 million during the three-month period ended March 31, 2018 compared to the three-month period ended December 31, 2017, and decreased $0.8 million compared to the three-month period ended March 31, 2017. A provision of $0.2 million was recorded during the three-month period ended March 31, 2018 compared to a credit for loan losses of $1.0 million during the three-month period ended December 31, 2017, and a provision of $0.5 million during the three-month period ended March 31, 2017. During the three-month period ended March 31, 2018, the loan loss provision was driven mainly by a provision for specific reserves on two impaired C&I loans and growth in the C&I loan portfolio, offset by a decrease in the real estate loan portfolio.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended March 31, 2018 and 2017, and as of December 31, 2017, please see Note 9 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Assets.  Assets totaled $6.33 billion at March 31, 2018, $77.5 million below their level at December 31, 2017, primarily due to a decrease in the loan portfolio, offset by an increase in cash and due from banks.

Total loans decreased $94.9 million during the three months ended March 31, 2018. During the period, the Bank recognized $194.3 million of aggregate amortization on loans (also including refinancing of existing loans), which exceeded originations of $75.0 million of real estate loans (including refinancing of existing loans) and $25.3 million of C&I loans.

Cash and due from banks increased by $19.4 million and total mortgage-backed securities increased by $3.0 million during the three months ended March 31, 2018, as a result of holding increased on-balance sheet liquidity while management monitors the appropriate level of investment liquidity, which will be based on monetary policy, interest rates, the Bank’s funding needs, and periodic stress testing analysis.

Liabilities.  Total liabilities decreased $86.9 million during the three months ended March 31, 2018, primarily due to a decrease of $159.6 million in FHLBNY advances, partially offset by a $49.8 million increase in mortgagor escrow and other deposits, and an increase of $27.0 million in deposits. Please refer to "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the increases in retail deposits and increase in FHLBNY advances during the three months ended March 31, 2018.  The increase in mortgagor escrow and other deposits was in part due to the annual reassessment of borrower escrow accounts.

Stockholders' Equity.  Stockholders' equity increased $9.4 million during the three months ended March 31, 2018, due primarily to net income of $14.7 million, offset by $5.2 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General.  Net income was $14.7 million during the three months ended March 31, 2018, an increase of $3.6 million from net income of $11.2 million during the three months ended March 31, 2017.  During the three months ended March 31, 2018, net interest income increased by $0.5 million, non-interest income increased by $1.5 million, and the provision for loan losses decreased by $0.3 million, offset by an increase in non-interest expense of $1.0 million during the period. Income tax expense was $4.6 million during the three months ended March 31, 2018, lower than the comparative period by $2.3 million, due to the tax law change enacted in December 2017.

Net Interest Income.  The discussion of net interest income for the three months March 31, 2018 and 2017 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
		2018			2017
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,435,400	$49,575	3.65%	$5,687,557	$50,475	3.55%
C&I loans	140,720	1,656	4.71	2,474	41	6.63
Other loans	1,189	19	6.39	1,067	18	6.75
MBS	351,196	2,257	2.57	3,489	14	1.61
Investment securities	6,492	15	0.92	16,841	190	4.51
Other	210,016	1,511	2.88	112,881	717	2.54
Total interest-earning assets	6,145,013	55,033	3.58%	5,824,309	$51,455	3.53%
Non-interest earning assets	224,297			202,605
Total assets	$6,369,310			$6,026,914

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$124,440	$54	0.18%	$110,797	$58	0.21%
Money Market accounts	2,432,242	6,318	1.05	2,693,219	5,780	0.87
Savings accounts	359,638	59	0.07	368,087	45	0.05
CDs	1,151,146	4,320	1.52	1,022,155	3,624	1.44
Borrowed Funds	1,237,094	6,267	2.05	811,288	4,461	2.23
Total interest-bearing liabilities	5,304,560	17,018	1.30%	5,005,546	$13,968	1.13%
Non-interest-bearing checking accounts	310,651			291,252
Other non-interest-bearing liabilities	150,544			160,393
Total liabilities	5,765,755			5,457,191
Stockholders' equity	603,555			569,723
Total liabilities and stockholders' equity	$6,369,310			$6,026,914
Net interest income		$38,015			$37,487
Net interest spread			2.28%			2.40%
Net interest-earning assets	$840,453			$818,763
Net interest margin			2.47%			2.57%
Ratio of interest-earning assets to interest-bearing liabilities			115.84%			116.36%

Deposits	$4,378,117	$10,751	1.00%	$4,485,510	$9,507	0.86%

Rate/Volume Analysis

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(2,280)	$1,380	$(900)
C&I loans	1,959	(344)	1,615
Other loans	2	(1)	1
MBS	1,815	428	2,243
Investment securities	(71)	(104)	(175)
Other	658	136	794
Total	$2,083	$1,495	$3,578

Interest-bearing liabilities:
Interest-bearing checking accounts	$6	$(10)	$(4)
Money market accounts	(609)	1,147	538
Savings accounts	(3)	17	14
CDs	476	220	696
Borrowed funds	2,254	(448)	1,806
Total	$2,124	$926	$3,050
Net change in net interest income	$(41)	$570	$528

The Company’s net interest income and net interest margin (“NIM”) during the three months ended March 31, 2018 and 2017 were impacted by the following factors:

•
During the period January 1, 2009 through March 31, 2018, Federal Open Market Committee monetary policies resulted in the maintenance of the overnight federal funds rate in a range of 0.0% to 1.75%, helping deposit and borrowing costs remain at historically low levels.

•	Continued marketplace competition and refinancing activity on real estate loans resulted in an ongoing reduction in the average yield on real estate loans.

Net Interest Income.  Net interest income was $38.0 million during the three months ended March 31, 2018, an increase of $0.5 million from the three months ended March 31, 2017.  Average interest-earning assets were $6.15 billion at March 31, 2018, an increase of $320.7 million from $5.82 billion March 31, 2017. NIM was 2.47% during the three months ended March 31, 2018, down from 2.57% during the three months ended March 31, 2017, primarily due to higher costs of deposits.

Interest Income.  Interest income was $55.0 million during the three months ended March 31, 2018, an increase of $3.6 million from the three months ended March 31, 2017, primarily reflecting an increase of $1.6 million and $2.2 million in interest income on C&I loans and mortgage-backed securities, respectively. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $138.2 million in the average balances during the comparative period. The increased interest income from mortgage-backed securities was due to the increased average balance of $347.7 million resulting from the securitization of $280.2 million of multifamily loans in December 2017.

Interest Expense.  Interest expense increased $3.1 million, to $17.0 million, during the three months ended March 31, 2018, from $14.0 million during the three months ended March 31, 2017. The increased interest expense was mainly attributable to an increase in average balances of borrowings of $425.8 million, growth in certificates of deposits average balance of $129.0 million due to increased offering rates on CD products.

Provision for Loan Losses. The Company recognized a provision for loan losses of $0.2 million during the three months ended March 31, 2018, compared to a provision for loan losses of $0.5 million during the three months ended March 31, 2017.   The decrease in loan loss provision resulted mainly from a decrease in the real estate loan portfolio, offset by growth in the C&I loan portfolio and a specific reserve on two impaired C&I loans.

Non-Interest Income.  Non-interest income was $3.2 million during the three months ended March 31, 2018, an increase of $1.5 million from $1.8 million during the three months ended March 31, 2017, primarily due to a $1.4 million gain on sale of securities.

Non-Interest Expense.  Non-interest expense was $21.7 million during the three months ended March 31, 2018, an increase of $1.0 million from $20.8 million during the three months ended March 31, 2017, reflecting increases of $1.3 million in salaries and employee benefits, $0.2 million in occupancy and equipment expense, and $0.1 million in data processing costs, offset by decreases of $0.4 million in marketing expense and $0.3 million in other operating expenses during the comparative period. The $1.3 million in salaries and employee benefits increase was due to hiring of new employees and their associated employee benefits expense, $0.2 million increase in occupancy expense was attributable to new leases related to de novo retail branches, and the $0.1 million increase in data processing costs was due to various increases in technology expenses.

Non-interest expense was 1.36% and 1.38% of average assets during the three-month periods ended March 31, 2018 and 2017, respectively.

Income Tax Expense.   Income tax expense was $4.6 million during the three months ended March 31, 2018, down $2.3 million from $6.9 million during the three months ended March 31, 2017.  The Company's consolidated tax rate was 23.7% during the three months ended March 31, 2018, down from 38.2% during the three months ended March 31, 2017.  The lower tax rate during the three-month period ended March 31, 2018 was primarily the result of the tax law change enacted in December 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2017 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2018.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2018, the Company owned thirteen marketable equity securities carried at a fair value of $6.4 million, in which market value adjustments are recorded through the statement of income.  During the three months ended March 31, 2018, the Company conducted eight transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2017 to March 31, 2018.  See "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of March 31, 2018 and December 31, 2017, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rate, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both March 31, 2018 and December 31, 2017.

	At March 31, 2018			At December 31, 2017
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$608,057	$(72,519)	-10.7%	$572,782	$(93,677)	-14.1%
Pre-Shock Scenario	680,576	-	-	666,459	-	-

The Bank’s Pre-Shock Scenario EVE increased from $666.5 million at December 31, 2017 to $680.6 million at March 31, 2018. The factors contributing to the more favorable valuation at March 31, 2018 included an increase in the value of the Bank's loan portfolio and a decrease in the value of the Bank’s CDs, and borrowings. Partially offsetting the favorable valuation at March 31, 2018 was a decrease in the value of the Company’s investment portfolio and core deposit liability. The more favorable valuation of the loan portfolio resulted primarily from a slight reduction in the overall duration of the portfolio. The decrease in the value of the Company’s CDs, and borrowings resulted primarily from an increase in market interest rates from December 31, 2017 to March 31, 2018. The decrease in value of the Company’s core deposit liability resulted primarily from an increase in the rates paid from December 31, 2017 to March 31, 2018.

The Bank’s EVE in the +200 basis point Rate Shock Scenario increased from $572.8 million at December 31, 2017 to $608.1 million at March 31, 2018.  The factors contributing to the more favorable valuation included the previously noted increase in the Company’s loan portfolio and decrease in the value of the Company’s core deposit liability, CDs, and borrowings, partially offset by a less favorable valuation of the Company’s security portfolio. Additionally, partially offsetting the favorable valuation is an increase in the value of the Company’s CD portfolio.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period beginning March 31, 2018 assuming gradual changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income (1)
+ 200 Basis Points	(5.6)%
+ 100 Basis Points	(1.1)

(1)	The impact of 100 and 200 basis point reductions in interest rates are not presented in view of the current level of the federal funds rate and other short-term interest rates.

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2018, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
The Holding Company did not repurchase any shares of common stock into treasury during the three-month period ended March 31, 2018.  No existing repurchase programs expired during the three months ended March 31, 2018, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of March 31, 2018, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in September 2007.

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

4.2
Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

4.3
First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

10.1	Amendment Number One to the Benefit Maintenance Plan of Dime Community Bancshares, Inc.
12.1	Computation of ratio of earnings to fixed charges
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 9, 2018	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: May 9, 2018	By: /s/ JAMES L. RIZZO
James L. Rizzo
Senior Vice President and Comptroller (Principal Financial Officer)