Form 10-Q
period 2018-06-30
DIME COMMUNITY BANCSHARES INC
filed 2018-08-08
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at August 8, 2018
$.01 Par Value	37,459,481

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by use of words such as “annualized,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “impact,” “intend,” “seek,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

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

●	legislative or regulatory changes may adversely affect the Company’s business;
●	technological changes may be more difficult or expensive than the Company anticipates;
●	our ability to successfully integrate acquired entities, if any;
●	breaches, failures and interruptions in information tehcnology (“IT”) systems and IT security;
●	ability to retain key employees/executive management team;
●	success or consummation of new business initiatives may be more difficult or expensive than the Company anticipates;
●
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than the Company anticipates; and

●	the risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as updated by our Quarterly Reports on Form 10-Q.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	June 30, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$150,992	$169,455
Total cash and cash equivalents	150,992	169,455
Mortgage-backed securities (“MBS”) available-for-sale, at fair value (See Note 7)	414,938	351,384
Marketable equity securities, at fair value	6,368	—
Investment securities available-for-sale, at fair value (See Note 7)	5,078	4,006
Trading securities	—	2,715
Loans:
Real estate	5,230,361	5,464,067
Commercial and industrial (“C&I”) loans	172,522	136,671
Other loans	1,477	1,379
Less allowance for loan losses	(20,984)	(21,033)
Total loans, net	5,383,376	5,581,084
Premises and fixed assets, net	25,340	24,326
Loans held for sale	430	—
Federal Home Loan Bank of New York (“FHLBNY”) capital stock	53,874	59,696
Bank Owned Life Insurance (“BOLI”)	109,977	108,545
Goodwill	55,638	55,638
Other assets	47,164	46,611
Total Assets	$6,253,175	$6,403,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$4,002,767	$4,095,701
Non-interest-bearing deposits	356,626	307,746
Total deposits	4,359,393	4,403,447
Escrow and other deposits	89,302	82,168
FHLBNY advances	1,043,650	1,170,000
Subordinated debt, net	113,686	113,612
Other liabilities	31,612	35,666
Total Liabilities	5,637,643	5,804,893

Stockholders’ Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2018 and December 31, 2017)	—	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,690,825 shares and 53,624,453 shares issued at June 30, 2018 and December 31, 2017, respectively, and 37,591,261 shares and 37,419,070 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	537	536
Additional paid-in capital	278,194	276,730
Retained earnings	551,818	535,130
Accumulated other comprehensive loss, net of deferred taxes	(4,578)	(3,641)
Unearned Restricted Stock Award common stock	(4,821)	(2,894)
Common stock held by Benefit Maintenance Plan (“BMP”)	(2,148)	(2,736)
Treasury stock, at cost (16,099,564 shares and 16,205,383 shares at June 30, 2018 and December 31, 2017, respectively)	(203,470)	(204,558)
Total Stockholders’ Equity	615,532	598,567
Total Liabilities and Stockholders’ Equity	$6,253,175	$6,403,460

See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans secured by real estate	$47,828	$51,137	$97,403	$101,612
C&I loans	2,156	474	3,812	515
Other loans	18	18	37	36
MBS	2,406	14	4,663	28
Investment securities	49	164	64	354
Other short-term investments	1,547	611	3,058	1,328
Total interest income	54,004	52,418	109,037	103,873
Interest expense:
Deposits and escrow	11,988	9,509	22,739	19,016
Borrowed funds	5,882	4,856	12,149	9,317
Total interest expense	17,870	14,365	34,888	28,333
Net interest income	36,134	38,053	74,149	75,540
Provision for loan losses	1,113	1,047	1,306	1,497
Net interest income after provision for loan losses	35,021	37,006	72,843	74,043
Non-interest income:
Service charges and other fees	1,299	919	2,210	1,713
Net mortgage banking income	102	65	213	81
Net gain on securities and other assets(1)	19	59	1,385	134
Gain on sale of loans	35	—	125	—
Income from BOLI	720	551	1,432	1,096
Other	62	153	116	501
Total non-interest income	2,237	1,747	5,481	3,525
Non-interest expense:
Salaries and employee benefits	10,884	8,897	22,061	18,823
Stock benefit plan compensation expense	407	444	795	838
Occupancy and equipment	3,697	3,500	7,569	7,128
Data processing costs	1,797	1,503	3,551	3,110
Marketing	146	1,466	1,193	2,932
Federal deposit insurance premiums	474	712	1,139	1,367
Other	3,422	2,947	6,253	6,040
Total non-interest expense	20,827	19,469	42,561	40,238
Income before income taxes	16,431	19,284	35,763	37,330
Income tax expense	4,110	7,295	8,697	14,184
Net income	$12,321	$11,989	$27,066	$23,146

Earnings per Share:
Basic	$0.33	$0.32	$0.72	$0.62
Diluted	$0.33	$0.32	$0.72	$0.61

(1) Amount includes periodic valuation gains or losses on marketable equity and trading securities

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$12,321	$11,989	$27,066	$23,146
Other comprehensive income (loss):
Change in unrealized holding loss on securities held-to-maturity and transferred securities	—	30	—	64
Change in unrealized holding loss on securities available-for-sale	(1,679)	104	(4,237)	224
Change in pension and other postretirement obligations	286	355	441	657
Change in unrealized gain on derivatives	560	(733)	2,576	(418)
Other comprehensive gain (loss) before income taxes	(833)	(244)	(1,220)	527
Deferred tax expense (benefit)	(292)	(111)	(404)	235
Other comprehensive income (loss), net of tax	(541)	(133)	(816)	292
Total comprehensive income	$11,780	$11,856	$26,250	$23,438

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2018	37,419,070	$536	$276,730	$535,130	$(3,641)	$(2,894)	$(2,736)	$(204,558)	$598,567
Reclassification of unrealized gains and losses on marketable equity securities	—	—	—	153	(153)	—	—	—	—
Adjusted beginning balance as of January 1, 2018	37,419,070	536	276,730	535,283	(3,794)	(2,894)	(2,736)	(204,558)	598,567
Net Income	—	—	—	27,066	—	—	—	—	27,066
Other comprehensive loss, net of tax	—	—	—	—	(816)	—	—	—	(816)
Exercise of stock options, net	57,327	1	1,118	—	—	—	—	(165)	954
Release of shares, net of forfeitures	143,499	—	934	—	—	(2,722)	—	1,797	9
Stock-based compensation	—	—	—	—	—	795	—	—	795
Shares received to satisfy distribution of retirement benefits	(28,635)	—	(588)	—	—	—	588	(544)	(544)
Reclassification of tax effects on other comprehensive income (loss)	—	—	—	(32)	32	—	—	—	—
Cash dividends declared and paid	—	—	—	(10,499)	—	—	—	—	(10,499)
Ending balance as of June 30, 2018	37,591,261	$537	$278,194	$551,818	$(4,578)	$(4,821)	$(2,148)	$(203,470)	$615,532

	Six Months Ended June 30, 2017
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2017	37,455,853	$536	$278,356	$503,539	$(5,939)	$(1,932)	$(6,859)	$(201,833)	$565,868
Net Income	—	—	—	23,146	—	—	—	—	23,146
Other comprehensive income, net of tax	—	—	—	—	292	—	—	—	292
Exercise of stock options	42,179	—	626	—	—	—	—	—	626
Release of shares, net of forfeitures	177,347	—	1,471	—	—	(3,339)	(170)	2,236	198
Stock-based compensation	—	—	—	—	—	838	—	—	838
Cash dividends declared and paid	—	—	—	(10,520)	—	—	—	—	(10,520)
Ending balance as of June 30, 2017	37,675,379	$536	$280,453	$516,165	$(5,647)	$(4,433)	$(7,029)	$(199,597)	$580,448

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,066	$23,146
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain recognized on marketable equity and trading securities	(15)	(134)
Net gain on sale of loans held for sale	(125)	—
Net gain on sale of MBS available-for-sale	(1,370)	—
Net depreciation, amortization and accretion	1,862	1,836
Stock plan compensation	795	838
Provision for loan losses	1,306	1,497
Proceeds from sale of SBA loans held for sale	765	—
Increase in cash surrender value of BOLI	(1,432)	(1,096)
Deferred income tax provision	(1,455)	6
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	—	(52)
Changes in assets and liabilities:
Decrease (Increase) in other assets	4,076	(10,488)
Increase (Decrease) in other liabilities	(3,789)	499
Net cash provided by Operating activities	27,684	16,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable equity securities	529	—
Proceeds from sales of investment securities available-for-sale	—	101
Proceeds from sales of MBS available-for-sale	158,484	—
Proceeds from sales of trading securities	—	4,544
Proceeds from calls and principal repayments of MBS available-for-sale	28,371	28
Purchases of investment securities available-for-sale	(5,071)	(37)
Purchases of marketable equity securities	(161)	—
Purchases of MBS available-for-sale	(253,636)	—
Acquisition of trading securities	—	(144)
Proceeds from sale of portfolio loans held for sale	—	393
Net decrease (increase) in loans	195,314	(240,900)
Purchases of fixed assets, net	(2,449)	(5,527)
Sale (Purchase) of FHLBNY capital stock, net	5,822	(6,517)
Net cash provided by (used in) Investing Activities	127,203	(248,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in due to depositors	(44,054)	23,054
Increase (Decrease) in escrow and other deposits	7,134	(11,805)
Repayments of FHLBNY advances	(1,637,100)	(1,359,500)
Proceeds from FHLBNY advances	1,510,750	1,472,950
Proceeds from exercise of stock options	954	626
Release of stock for benefit plan awards	9	198
BMP ESOP shares received to satisfy distribution of retirement benefits	(544)	—
Cash dividends paid to stockholders, net	(10,499)	(10,520)
Proceeds from Subordinated debt issuance, net	—	113,545
Net cash provided by (used in) Financing Activities	(173,350)	228,548
DECREASE IN CASH AND CASH EQUIVALENTS	(18,463)	(3,459)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,455	113,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,992	$110,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,928	$20,912
Cash paid for interest	34,206	28,124
Loans transferred to held for sale	1,061	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	47
Net decrease in non-credit component of OTTI	—	17

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (f/k/a The Dime Savings Bank of Williamsburgh) (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on June 26, 1996.  At June 30, 2018 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $113,686 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Holding Company neither owns nor leases any property, but instead uses the administrative offices of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York.  As of June 30, 2018, the Bank had twenty-nine retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.

2.	SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of June 30, 2018 and December 31, 2017, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and the changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017.  The results of operations for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2018.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than one year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted. The Company is in the final stages of identifying third-party software in order to evaluate the potential impact of ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better measure their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company has established a committee that is assessing system requirements, gathering data, and evaluating the impact of ASU 2016-13 on its consolidated financial statements. The Company has engaged a third party software provider in order to evaluate the potential impact of ASU 2016-13.  The Company expects to recognize a one-time cumulative effect increase to the allowance for loan losses as of the beginning of the reporting period in which ASU 2016-13 takes effect, however, cannot yet determine the magnitude of the impact on the consolidated financial statements.

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

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held-to- Maturity and Transferred Securities	Securities Available-for- Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Gain (Loss)
Balance as of January 1, 2018	$—	$285	$(6,633)	$2,707	$(3,641)
Reclassification of unrealized gains and losses on available-for-sale equity securities (1)	—	(153)	—	—	(153)
Adjusted balance as of January 1, 2018	—	132	(6,633)	2,707	(3,794)
Other comprehensive income (loss) before reclassifications	—	(1,931)	80	1,908	57
Amounts reclassified from accumulated other comprehensive loss	—	(922)	217	(168)	(873)
Net other comprehensive income during the period	—	(2,853)	297	1,740	(816)
Reclassification of tax effects on other comprehensive income (2)	—	—	32	—	32
Balance as of June 30, 2018	$—	$(2,721)	$(6,304)	$4,447	$(4,578)

Balance as of January 1, 2017	$(713)	$(92)	$(6,910)	$1,776	$(5,939)
Other comprehensive income (loss) before reclassifications	36	125	(7)	(331)	(177)
Amounts reclassified from accumulated other comprehensive loss	—	—	372	97	469
Net other comprehensive income during the period	36	125	365	(234)	292
Balance as of June 30, 2017	$(677)	$33	$(6,545)	$1,542	$(5,647)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion of previously recognized non-credit component of OTTI	$—	$8	$—	$17
Change in unrealized loss on securities transferred to held-to-maturity	—	22	—	47
Net change	—	30	—	64
Tax expense	—	12	—	28
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	—	18	—	36
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized gain during the period	(1,679)	104	(2,867)	224
Reclassification adjustment for net gains included in net gain on securities and other assets	—	—	(1,370)	—
Net change	(1,679)	104	(4,237)	224
Tax expense (benefit)	(534)	44	(1,384)	99
Net change in unrealized holding gain on securities available-for-sale	(1,145)	60	(2,853)	125
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	37	355	323	657
Change in the net actuarial gain or loss	249	—	118	—
Net change	286	355	441	657
Tax expense	93	161	144	292
Net change in pension and other postretirement obligations	193	194	297	365
Change in unrealized loss on derivatives:
Change in net unrealized loss during the period	745	(825)	2,826	(597)
Reclassification adjustment for expense included in interest expense	(185)	92	(250)	179
Net change	560	(733)	2,576	(418)
Tax expense (benefit)	149	(328)	836	(184)
Net change in unrealized loss on derivatives	411	(405)	1,740	(234)
Other comprehensive income (loss)	$(541)	$(133)	$(816)	$292

5.	EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if “in the money” stock options were exercised and converted into Common Stock, and if all likely aggregate Long-term Incentive Plan (“LTIP”) and Sales Incentive Plan (“SIP”) share are issued.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded.  Vested restricted stock award (“RSA”) shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested RSA, LTIP, and SIP shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income per the Consolidated Statements of Income	$12,321	$11,989	$27,066	$23,146
Less: Dividends paid and earnings allocated to participating securities	(43)	(38)	(72)	(63)
Income attributable to common stock	$12,278	$11,951	$26,994	$23,083
Weighted average common shares outstanding, including participating securities	37,569,085	37,733,956	37,533,994	37,670,585
Less: weighted average participating securities	(164,867)	(179,346)	(156,938)	(166,398)
Weighted average common shares outstanding	37,404,218	37,554,610	37,377,056	37,504,187
Basic EPS	$0.33	$0.32	$0.72	$0.62
Income attributable to common stock	$12,278	$11,951	$26,994	$23,083
Weighted average common shares outstanding	37,404,218	37,554,610	37,377,056	37,504,187
Weighted average common equivalent shares outstanding	111,155	81,188	119,926	86,011
Weighted average common and equivalent shares outstanding	37,515,373	37,635,798	37,496,982	37,590,198
Diluted EPS	$0.33	$0.32	$0.72	$0.61

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no “out-of-the-money” stock options during the three-month or six-month ended June 30, 2018 or 2017.

For information about the calculation of expected aggregate LTIP and SIP share payouts, see Note 14.

6.	REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. Under ASC 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

In accordance with ASU 2014-09, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

1.	Identify the contract with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to performance obligations in the contract
5	Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s only in-scope revenue stream that is subject to the accounting standard is service fees on deposit accounts (including interchange fees), which is disclosed on the Consolidated Statements of Operations as “Service charges and other fees.” For the three-month and six-month period ended June 30, 2018, service charges and other fees totaled $1,299 and $2,210, respectively.

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

The Company adopted ASU 2016-01 on January 1, 2018. As a result of adoption all registered mutual funds and trading securities were reclassified as marketable equity securities on the Consolidated Statement of Financial Conditions and are recorded at fair value with changes in fair value recorded through the income statement. Additionally, $153 of unrealized gains, net of taxes, was reclassified from accumulated other comprehensive income to beginning retained earnings on January 1, 2018. Marketable equity securities are excluded from the tables for the period ended June 30, 2018.

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Agency Notes	$5,082	$—	$(4)	$5,078
Pass-through MBS issued by Government-sponsored Enterprises (“GSEs”)	302,348	39	(3,438)	298,949
Agency Collateralized Mortgage Obligation (“CMO”)	116,628	621	(1,260)	115,989
Total debt securities available-for-sale	$424,058	$660	$(4,702)	$420,016

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Registered Mutual Funds	$3,779	$311	$(84)	$4,006
Pass-through MBS issued by GSEs	72,938	16	(325)	72,629
CMO	278,251	669	(165)	278,755
Total investment securities available-for-sale	$354,968	$996	$(574)	$355,390

The carrying amount of securities pledged as collateral for the Bank’s first loss guarantee was $28,151 and $28,738 at June 30, 2018 and December 31, 2017, respectively (see Note 10).

At June 30, 2018, the available-for-sale agency notes possessed a weighted average contractual maturity of 1.1 years. At June 30, 2018, available-for-sale pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 14.0 years.  As of June 30, 2018, the available-for-sale agency CMO securities had a weighted average term to maturity of 10.6 years.

During the three-month period ended September 30, 2017, the Company sold its entire portfolio of investment securities held-to-maturity consisting of six pooled trust preferred securities (“TRUP CDO”) securities, of which five were deemed to be OTTI. The TRUP CDO portfolio was sold as part of the Company’s strategy to take advantage of investment opportunities. The Company does not intend to classify any securities as held-to-maturity for the foreseeable future. During the three-month and six-month periods ended June 30, 2017, the Company recognized amortization of $26 and $52, respectively, of the unamortized portion of unrealized losses that were recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity), and $9 and $17, respectively, on the unamortized portion of previous credit losses recognized in accumulated other comprehensive loss.

There were no sales of available-for-sale pass-through MBS issued by GSEs during the three-month or six-month periods ended June 30, 2018 or 2017.

There were no sales of available-for-sale CMOs during the three-month period ended June 30, 2018. Proceeds from the sales of available-for-sale CMOs totaled $158,484 during the six-month period ended June 30, 2018. Gross gains of $1,370 were recognized on these sales. There were no sales of available-for-sale CMOs during the three-month or six-month periods ended June 30, 2017. The tax expense related to the gain on sales of available-for-sale CMOs recognized during the six month period ended June 30, 2018 was $440.

The Company holds marketable equity securities (disclosed as both investment securities available-for-sale and trading securities as of December 31, 2017) as the underlying mutual fund investments of the BMP, held in a rabbi trust. The Company may sell these securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gains or losses recognized from the sales of marketable equity securities.  A summary of the sales of marketable equity securities is listed below for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds:
Marketable equity securities	$136	$—	$529	$—
Investment securities available-for-sale	—	68	—	101
Trading securities	—	4,544	—	4,544

The remaining gain or loss on securities shown in the unaudited condensed consolidated statements of income was due to market valuation changes.  Net gains of $19 and $15 were recognized on marketable equity securities for the three-month and six-month periods ended June 30, 2018, respectively.  Net gains of $59 and $134 were recognized on trading securities during the three-month and six-month periods ended June 30, 2017, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	June 30, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Agency Notes	$5,078	$4	$—	$—	$5,078	$4
Pass through MBS issued by GSEs	278,633	3,438	—	—	278,633	3,438
Agency CMO	39,577	1,151	4,702	109	44,279	1,260

	December 31, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Registered Mutual Funds	$—	$—	$2,591	$84	$2,591	$84
Pass through MBS issued by GSEs	55,819	325	—	—	55,819	325
Agency CMO	86,746	96	3,168	69	89,914	165

The issuers of debt securities available-for-sale are U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at June 30, 2018.

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

Credit Quality Indicators:

On a quarterly basis, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all loans, such as multifamily residential, mixed-use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed-use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate loans, acquisition, development, and construction (“ADC”) loans (which includes land loans), C&I loans, as well as one-to-four family residential and cooperative and condominium apartment loans.

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

The Bank had no loans classified as doubtful as of June 30, 2018 or December 31, 2017. All real estate and C&I loans not classified as Special Mention or Substandard were deemed pass loans at both June 30, 2018 and December 31, 2017.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$59,478	$—	$681	$—	$60,159
Multifamily residential and residential mixed-use	4,102,310	824	2,960	—	4,106,094
Commercial mixed-use real estate	373,219	1,336	4,218	—	378,773
Commercial real estate	673,150	501	1,158	—	674,809
ADC	10,526	—	—	—	10,526
Total real estate	5,218,683	2,661	9,017	—	5,230,361
C&I	172,522	—	—	—	172,522
Total Real Estate and C&I	$5,391,205	$2,661	$9,017	$—	$5,402,883

	Balance at December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$62,042	$178	$875	$—	$63,095
Multifamily residential and residential mixed-use	4,374,388	6,326	466	—	4,381,180
Commercial mixed-use real estate	396,647	—	4,908	—	401,555
Commercial real estate	602,448	1,897	4,703	—	609,048
ADC	9,189	—	—	—	9,189
Total real estate	5,444,714	8,401	10,952	—	5,464,067
C&I	136,671	—	—	—	136,671
Total Real Estate and C&I	$5,581,385	$8,401	$10,952	$—	$5,600,738

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	June 30, 2018	December 31, 2017
Performing	$1,471	$1,375
Non-accrual	6	4
Total	$1,477	$1,379

The following is a breakdown of the past due status of the Company’s investment in loans (excluding accrued interest) as of the dates indicated:

	At June 30, 2018
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$291	$449	$150	$306	$1,196	$58,963	$60,159
Multifamily residential and residential mixed-use	—	—	1,477	—	1,477	4,104,617	4,106,094
Commercial mixed-use real estate	—	—	491	89	580	378,193	378,773
Commercial real estate	—	—	2,755	1,158	3,913	670,896	674,809
ADC	—	—	—	—	—	10,526	10,526
Total real estate	$291	$449	$4,873	$1,553	$7,166	$5,223,195	$5,230,361
C&I	$—	$—	$—	$—	$—	$172,522	$172,522
Consumer	$4	$1	$—	$1	$6	$1,471	$1,477

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2018.

	At December 31, 2017
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$10	$23	$6,397	$436	$6,866	$56,229	$63,095
Multifamily residential and residential mixed-use	—	—	1,669	—	1,669	4,379,511	4,381,180
Commercial mixed-use real estate	—	—	520	93	613	400,942	401,555
Commercial real estate	—	—	11,349	—	11,349	597,699	609,048
ADC	—	—	—	—	—	9,189	9,189
Total real estate	$10	$23	$19,935	$529	$20,497	$5,443,570	$5,464,067
C&I	$—	$—	$—	$—	$—	$136,671	$136,671
Consumer	$4	$—	$—	$4	$8	$1,371	$1,379

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2017.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on ten real estate loans with an aggregate outstanding balance of $4,873 at June 30, 2018, and fourteen real estate loans with an aggregate outstanding balance of $19,935 at December 31, 2017, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured, and repayment or refinance is expected, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

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

	As of June 30, 2018		As of December 31, 2017
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	1	$18	1	$22
Multifamily residential and residential mixed-use	3	597	3	619
Commercial mixed-use real estate	1	4,130	1	4,174
Commercial real estate	—	—	1	3,296
Total real estate	5	$4,745	6	$8,111

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank’s determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations. There were no TDRs on non-accrual status at June 30, 2018 or December 31, 2017.

The Company has not restructured any C&I or consumer loans, as these loan portfolios have not experienced any problem issues warranting restructuring. Therefore, all TDRs were collateralized by real estate at both June 30, 2018 and December 31, 2017.

There were no loans modified in a manner that met the criteria of a TDR during the three-month or six-month periods ended June 30, 2018 or 2017.

As of June 30, 2018 and December 31, 2017, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month or six-month periods ended June 30, 2018 or 2017 (thus no impact to the allowance for loan losses during those periods).

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

The Bank considers TDRs and all non-accrual loans, except one-to-four family loans equal to or less than the FNMA conforming loan limits for high-cost areas, such as the Bank’s primary lending area, (“FNMA Limits”) and consumer loans, to be impaired.  Non-accrual one-to-four family loans equal to or less than the FNMA Limits and all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

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

The allowance for loan losses may consist of specific and general components. At June 30, 2018, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the FNMA Limits, and consumer loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Impaired Loan Component

All loans that are deemed to meet the definition of impaired are individually evaluated for impairment. Impairment is typically measured using the difference between the outstanding loan principal balance and either: (1) the likely realizable value of a note sale; (2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or (3) the present value of estimated future cash flows (using the loan’s pre-modification rate in the case of certain performing TDRs).  For impaired loans on non-accrual status, either of the initial two measurements is utilized.

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At June 30, 2018 and December 31, 2017, there were no allocated reserves related to TDRs within the allowance for loan losses.

Non-Impaired Loan Component

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with non-impaired real estate loans.  The following underlying collateral types are analyzed separately: 1) one-to-four family residential and condominium or cooperative apartment; 2) multifamily residential and residential mixed-use; 3) commercial mixed-use real estate, 4) commercial real estate; 5) ADC; and 6) C&I.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for non-impaired real estate loans:

(i)	Charge-off experience (including peer charge-off experience)
(ii)	Economic conditions
(iii)	Underwriting standards or experience
(iv)	Loan concentrations
(v)	Regulatory climate
(vi)	Nature and volume of the portfolio
(vii)	Changes in the quality and scope of the loan review function

The following is a brief synopsis of the manner in which each element is considered:

(i)
Charge-off experience – Loans within the non-impaired loan portfolio are segmented by significant common characteristics, against which historical loss rates are applied to reflect probable incurred loss percentages.  The Bank also reviews and considers the charge-off experience of peer banks in its lending marketplace in order to determine whether probable incurred losses that could take a longer period to flow through its allowance for loan losses possibly exist.

(ii)
Economic conditions – The Bank assigned a loss allocation to its entire non-impaired real estate loan portfolio based, in part, upon a review of economic conditions affecting the local real estate market. Specifically, the Bank considered both the level of, and recent trends in: 1) the local and national unemployment rate, 2) residential and commercial vacancy rates, 3) real estate sales and pricing, and 4) delinquencies in the Bank’s loan portfolio.

(iii)
Underwriting standards or experience – Underwriting standards are reviewed to ensure that changes in the Bank’s lending policies and practices are adequately evaluated for risk and reflected in its analysis of potential credit losses.  Loss expectations associated with changes in the Bank’s lending policies and practices, if any, are then incorporated into the methodology.

(iv)
Loan concentrations – The Bank regularly reviews its loan concentrations (borrower, collateral type, location, etc.) in order to ensure that heightened risk has not evolved that has not been captured through other factors.  The risk component of loan concentrations is regularly evaluated for reserve adequacy.

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

Reserve for Loan Commitments

At both June 30, 2018 and December 31, 2017, respectively, the Bank maintained a reserve of $25 associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended June 30, 2018
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$102	$14,996	$1,390	$2,128	$126	$18,742	$2,445	$17
Provision (credit) for loan losses	173	(697)	(6)	157	15	(358)	1,471	—
Charge-offs	(153)	—	(2)	—	—	(155)	(1,179)	—
Recoveries	1	—	—	—	—	1	—	—
Ending balance	$123	$14,299	$1,382	$2,285	$141	$18,230	$2,737	$17

	At or for the Three Months Ended June 30, 2017
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$129	$16,665	$1,589	$2,099	$—	$20,482	$453	$19
Provision (credit) for loan losses	(19)	730	(178)	(65)	6	474	570	3
Charge-offs	—	(23)	—	—	—	(23)	—	(5)
Recoveries	12	—	—	—	—	12	—	—
Ending balance	$122	$17,372	$1,411	$2,034	$6	$20,945	$1,023	$17

	At or for the Six Months Ended June 30, 2018
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$116	$15,219	$1,388	$2,147	$123	$18,993	$2,021	$19
Provision (credit) for loan losses	173	(920)	—	138	18	(591)	1,895	2
Charge-offs	(168)	—	(6)	—	—	(174)	(1,179)	(4)
Recoveries	2	—	—	—	—	2	—	—
Ending balance	$123	$14,299	$1,382	$2,285	$141	$18,230	$2,737	$17

	At or for the Six Months Ended June 30, 2017
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$145	$16,555	$1,698	$2,118	$—	$20,516	$—	$20
Provision (credit) for loan losses	(23)	864	(291)	(84)	6	472	1,023	2
Charge-offs	(13)	(92)	—	—	—	(105)	—	(5)
Recoveries	13	45	4	—	—	62	—	—
Ending balance	$122	$17,372	$1,411	$2,034	$6	$20,945	$1,023	$17

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At June 30, 2018
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	123	14,299	1,382	2,285	141	18,230	2,737	17
Total ending allowance balance	$123	$14,299	$1,382	$2,285	$141	$18,230	$2,737	$17

Loans:
Individually evaluated for impairment	$18	$597	$4,219	$1,158	$—	$5,992	$—	$—
Collectively evaluated for impairment	60,141	4,105,497	374,554	673,651	10,526	5,224,369	172,522	1,477
Total ending loans balance	$60,159	$4,106,094	$378,773	$674,809	$10,526	$5,230,361	$172,522	$1,477

	At December 31, 2017
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	116	15,219	1,388	2,147	123	18,993	2,021	19
Total ending allowance balance	$116	$15,219	$1,388	$2,147	$123	$18,993	$2,021	$19

Loans:
Individually evaluated for impairment	$22	$619	$4,267	$3,296	$—	$8,204	$—	$—
Collectively evaluated for impairment	63,073	4,380,561	397,288	605,752	9,189	5,455,863	136,671	1,379
Total ending loans balance	$63,095	$4,381,180	$401,555	$609,048	$9,189	$5,464,067	$136,671	$1,379

There were no impaired loans with a related allowance recorded as of June 30, 2018 or December 31, 2017.  The following table summarizes impaired loans with no related allowance recorded as of the dates indicated (by collateral type within the real estate loan segment):

	At June 30, 2018			At December 31, 2017
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$18	$18	$—	$22	$22	$—
Multifamily residential and residential mixed-use	597	597	—	619	619	—
Commercial mixed-use real estate	4,219	4,219	—	4,267	4,267	—
Commercial real estate	1,158	1,158	—	3,296	3,296	—
Total with no related allowance recorded	$5,992	$5,992	$—	$8,204	$8,204	$—

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$19	$—	$400	$7
Multifamily residential and residential mixed-use	601	8	3,264	16
Commercial mixed-use real estate	4,230	58	4,527	43
Commercial real estate	2,220	35	3,338	33
Total with no related allowance recorded	7,070	101	11,529	99

With an allowance recorded:
C&I	589	—	—	—
Total	$7,659	$101	$11,529	$99

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$20	$—	$402	$14
Multifamily residential and residential mixed-use	607	20	3,287	62
Commercial mixed-use real estate	4,243	85	4,622	88
Commercial real estate	2,578	84	3,347	67
Total with no related allowance recorded	7,448	189	11,658	231

With an allowance recorded:
C&I	393	—	—	—
Total	$7,841	$189	$11,658	$231

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

10.	LOAN SECURITIZATION

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

Servicing responsibilities on loan sales generally include obligations to collect and remit payments of principal and interest, provide foreclosure services, manage payments of tax and insurance, and otherwise administer the underlying loans. In connection with the securitization transaction, FHLMC was designated as the master servicer and appointed the Bank to perform sub-servicing responsibilities, which generally include the servicing responsibilities described above with exception to the servicing of foreclosed or defaulted loans. The overall management, servicing, and resolution of defaulted loans and foreclosed loans are separately designated to the special servicer, a third party institution that is independent of the master servicer and the Bank. The master servicer has the right to terminate the Bank in its role as sub-servicer and direct such responsibilities accordingly.

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

With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse FHLMC for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date.  At both June 30, 2018 and December 31, 2017, respectively, the Bank maintained a liability of $420 for the exposure to the reimbursement agreement with FHLMC, the first loss guarantee. Any increases or reductions in this liability are recognized in periodic non-interest expense.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's debt.  During the next twelve months, the Company estimates that an additional $1,286 will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	At June 30, 2018				At December 31, 2017
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	11	$200,000	$6,775	$(176)	7	$135,000	$4,041	$—

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest rate products
Amount of gain (loss) recognized in other comprehensive income	$745	$(825)	$2,826	$(597)
Amount of gain (loss) reclassified from other comprehensive income into interest expense	185	(92)	250	(179)

The table below presents a gross presentation, the effects of offsetting of derivative assets, and a net presentation of the Company’s derivatives for the periods indicated.  The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value in Note 12 provides the location that derivative assets and liabilities are presented on the Balance Sheet.

	At June 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
FHLB Advances	$6,775	$(176)	$6,599	$—	$—	$6,599

	At December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
FHLB Advances	$4,041	$—	$4,041	$—	$—	$4,041

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

As of June 30, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,682. If the Company had breached any of the above provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended June 30, 2018.

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

All debt securities available-for-sale are guaranteed either implicitly or explicitly by GSEs as of June 30, 2018 and December 31, 2017. Obtaining market values as of June 30, 2018 and December 31, 2017 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Derivatives

Derivatives represent interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

Loans Held for Sale:

Loans held for sale are carried at the lower of cost or fair value, which is evaluated on an individual loan basis.  The fair value of loans held for sale is determined using quoted prices from third party investors (level 2).

The following tables present financial assets liabilities measured at fair value on a recurring basis as of the dates indicated, segmented by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at June 30, 2018 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,886	$1,886	$—	$—
International Equity Mutual Funds	511	511	—	—
Fixed Income Mutual Funds	3,971	3,971	—	—
Debt securities available-for-sale:
Agency Notes	5,078		5,078
Pass-through MBS issued by GSEs	298,949	—	298,949	—
Agency CMOs	115,989	—	115,989	—
Loans held for sale	430	—	430	—
Derivative – interest rate product	6,775	—	6,775	—
Financial Liabilities
Derivative – interest rate product	$176	$—	$$176	$—

		Fair Value Measurements at December 31, 2017 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$460	$460	$—	$—
International Equity Mutual Funds	120	120	—	—
Fixed Income Mutual Funds	2,135	2,135	—	—
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,512	1,512	—	—
International Equity Mutual Funds	445	445	—	—
Fixed Income Mutual Funds	2,049	2,049	—	—
Pass-through MBS issued by GSEs	72,629	—	72,629	—
Agency CMOs	278,755	—	278,755	—
Derivative – interest rate product	4,041	—	4,041	—

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

Impaired Loans

Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank’s impaired loans were collateralized by real estate both at June 30, 2018 and at December 31, 2017, and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input) or discounted valuation of underlying collateral, such as accounts receivable for non-real estate loans. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management’s opinions concerning market developments or the client’s business.

At both June 30, 2018 and December 31, 2017, there were no impaired loans measured at fair value.

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

		Fair Value Measurements at June 30, 2018 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Financial Assets
Cash and due from banks	$150,992	$150,992	$—	$—	$150,992
Loans, net	5,383,376	—	—	5,304,633	5,304,633
Accrued interest receivable	16,643	—	1,002	15,641	16,643
FHLBNY capital stock	53,874	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,108,391	3,108,391	—	—	3,108,391
Certificates of Deposits (“CDs”)	1,251,002	—	1,246,733	—	1,246,733
Escrow and other deposits	89,302	89,302	—	—	89,302
FHLBNY Advances	1,043,650	—	1,034,053	—	1,034,053
Subordinated debt, net	113,686	—	113,686	—	113,686
Accrued interest payable	2,305	—	2,305	—	2,305

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$169,455	$169,455	$—	$—	$169,455
Loans, net	5,581,084	—	—	5,519,746	5,519,746
Accrued interest receivable	16,543	—	751	15,792	16,543
FHLBNY capital stock	59,696	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,311,560	3,311,560	—	—	3,311,560
CDs	1,091,887	—	1,192,964	—	1,192,964
Escrow and other deposits	82,168	82,168	—	—	82,168
FHLBNY Advances	1,170,000	—	1,164,947	—	1,164,947
Subordinated debt, net	113,612	—	115,337	—	115,337
Accrued interest payable	1,623	—	1,623	—	1,623

13.	RETIREMENT AND POSTRETIREMENT PLANS

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

The Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), on January 1, 2018.  The components of net periodic costs are included in other non-interest expense in the Consolidated Statements of Operations.  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended June 30,
	2018		2017
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	291	13	329	14
Expected return on assets	(430)	—	(395)	—
Unrecognized past service liability	—	(2)	—	(2)
Amortization of unrealized loss (gain)	289	—	359	(1)
Net periodic cost	$150	$11	$293	$11

	Six Months Ended June 30,
	2018		2017
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	583	27	658	28
Expected return on assets	(860)	—	(790)	—
Unrecognized past service liability	—	(4)	—	(4)
Amortization of unrealized loss (gain)	578	—	718	(2)
Net periodic cost	$301	$23	$586	$22

The Company disclosed in its consolidated financial statements for the year ended December 31, 2017 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2018 as follows: Employee Retirement Plan - $17, Outside Director Retirement Plan - $226, Postretirement Plan - $121, and BMP - $564.  The Company made contributions of $8 and $12 to the Employee Retirement Plan during the three months and six months ended June 30, 2018, respectively, and expects to make the remainder of the contributions during 2018.  The Company made benefit payments of $56 and $112 on behalf of the Outside Director Retirement Plan during the three and six months ended June 30, 2018, respectively, and expects to make the remainder of the estimated net contributions or benefit payments during 2018. The Company made benefit payments totaling $33 and $50 on behalf of the Postretirement Plan during the three months and six months ended June 30, 2018, respectively, and expects to make any additional contributions or benefit payments required for 2018.  The Company made benefit payments totaling $137 and $274 on behalf of the BMP during the three and six month period ended June 30, 2018, respectively, and expects to make the remaining anticipated benefit payments during 2018.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans.  In addition to benefit payments from the defined benefit plan component of the BMP discussed above, a gross lump-sum distribution of $56 was made to a retired participant during the three-month period ended June 30, 2018. The distribution during the three-month period ended June 30, 2018 was satisfied by 3,038 shares of Common Stock (market value of $56) held by the previous Employee Stock Ownership Plan component of the BMP, of which 1,090 shares were returned to Treasury Stock to cover income tax liabilities.  As a result of the distribution, a non-cash tax benefit of $8 was recognized for the difference between market value and cost basis of the Common Stock held by the BMP.   For the six-month period ended June 30, 2018, gross lump-sum distributions of $1,255 were made.  The distributions during the six-month period ended June 30, 2018 were satisfied by 52,634 shares of common stock (market value of $998) held by the previous Employee Stock Ownership Plan component of the BMP, of which 28,365 shares were returned to Treasury Stock to cover income tax liabilities, and cash of $257 held by the defined contribution plan components of the BMP.  As a result of the distribution, a non-cash tax benefit of $293 was recognized for the difference between market value and cost basis of the Common Stock held by the BMP.

14.	ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (“2013 Equity Plan”) (collectively, the “Stock Plans”), which are discussed more fully in Note 18 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	157,546	$15.53
Options granted	—	—
Options expired	(10,000)	18.18
Options exercised	(66,372)	$17.10
Options outstanding at June 30, 2018	81,174	$13.92	2.2	$453
Options vested and exercisable at June 30, 2018	81,174	$13.92	2.2	$453

During the six-month period ended June 30, 2018, the cost of one exercise of 10,000 stock options was satisfied by 9,045 shares of Common Stock at an exercise price of $18.18.  These shares were returned to Treasury Stock.

Information related to stock options during each period is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Cash received for option exercise cost	$664	$2	$954	$626
Income tax benefit recognized on stock option exercises(1)	20	—	24	69
Intrinsic value of options exercised	70	1	167	276

(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January 1, 2017, income tax benefits were recognized through additional paid in capital.

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2018	$150,567	$18.85
Shares granted	62,748	19.75
Shares vested	(56,742)	18.19
Shares forfeited	(2,014)	19.39
Unvested allocated shares at June 30, 2018	154,559	$19.45

Information related to restricted stock awards during each period is as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2018	2017	2018	2017
Compensation expense recognized	$320	$370	$624	$666
Income tax benefit (expense) recognized on vesting of RSA(1)	(20)	114	(22)	116
Weighted average remaining years for which compensation expense is to be recognized	2.6	2.9	2.6	2.9

(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January 1, 2017, income tax benefits were recognized through additional paid in capital.

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2018	69,224	$19.19
Shares granted	81,353	18.55
Shares vested	(3,536)	18.83
Shares forfeited	(6,320)	19.19
Maximum aggregate share payout at June 30, 2018	140,721	$18.83
Minimum aggregate share payout	—	—
Expected aggregate share payout	93,813	$18.83

Compensation expense recorded for performance based equity awards was $64 and $148 for the three-month and six-month periods ended June 30, 2018, respectively.  Compensation expense recorded for performance based equity awards was $76 and $172 for the three-month and six-month periods ended June 30, 2017, respectively.

Sales Incentive Awards

The Company established the SIP, a sales incentive award program for certain officers, which meets the criteria for equity-based accounting.  For each quarter an individual can earn their shares based on their sales performance in that quarter.  The shares then vest one year from the quarter in which they are earned.  Shares of Common Stock are issued on the grant date and held as unvested stock awards until the end of the performance period. They are issued at the maximum opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2018	—	$—
Shares granted	21,736	18.40
Shares vested	—	—
Shares forfeited	—	—
Maximum aggregate share payout at June 30, 2018	21,736	$18.40
Minimum aggregate share payout	—	—
Expected aggregate share payout	21,736	$18.40

Compensation expense recorded for sales incentive based equity awards was $23 for the three-month and six-month periods ended June 30, 2018.

15.	SUBORDINATED NOTES PAYABLE

During the year ended December 31, 2017, the Holding Company issued $115,000 of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022.  The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears.  Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the Consolidated Statements of Financial Condition.  Interest expense related to the subordinated debt was $1,331 and $2,661 during the three months and six months ended June 30, 2018, respectively.  No interest expense was recognized for the three months or six months ended June 30, 2017.

16.	TRUST PREFERRED SECURITIES PAYABLE

On March 19, 2004, the Holding Company completed an offering of $72,165 of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering. The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and became callable without penalty at any time on or after April 15, 2009.  Interest expense related to the trust preferred securities payable was $1,256 and $2,512 during the three and six months ended June 30, 2017, respectively.

During the three months ended September 30, 2017, the Company fully redeemed its $70,680 of trust preferred securities borrowings at par from third parties.

17.	INCOME TAXES

During the three months ended June 30, 2018 and 2017, the Company’s consolidated effective tax rates were 25.0% and 37.8%, respectively. During the six months ended June 30, 2018 and 2017, the Company’s consolidated effective tax rates were 24.3% and 38.0%, respectively. The lower effective tax rate during the three months and six months ended June 30, 2018 compared to June 30, 2017 was the result of the Tax Act, which took effect December 22, 2017, and reduced the corporate federal tax rate from a maximum rate of 35% to a flat rate of 21%.  There were no other significant unusual income tax items during the three-month and six-month periods ended either June 30, 2018 or 2017.

18.	SUBSEQUENT EVENTS

Subsequent to June 30, 2018, and through the date of this filing, the Company repurchased 232,300 shares of common stock into treasury at a weighted average price of $17.41 from the stock repurchase program announced in September 2007. Following the shares repurchased, the Company had an additional 872,249 shares remaining for repurchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares (the “Company”), is a Delaware corporation headquartered in the Brooklyn Heights neighborhood of Brooklyn, New York. The Company was organized in 1996 and is registered as a savings and loan holding company with the Board of Governors of the Federal Reserve System pursuant to section 10(l) of the Home Owners’ Loan Act, as amended. As of June 30, 2018, the Holding Company’s direct subsidiary was Dime Community Bank, a banking subsidiary that engages in commercial banking and financial services.  In 2004, the Company formed Dime Community Capital Trust I as a subsidiary, which issued $72.2 million of 7.0% trust preferred securities. During the year ended December 31, 2017, the Company fully redeemed the outstanding balance of $70.7 million, and dissolved the trust.  The Company also dissolved 842 Manhattan Ave Corp. during the year ended December 31, 2017 as this subsidiary was inactive. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “DCOM.”

Dime Community Bank, a New York-chartered stock savings bank formerly known as “The Dime Savings Bank of Williamsburgh,” was founded in 1864 and operates 29 full service retail banking offices located in the New York City (“NYC”) boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) and one-to-four family residential loans, mortgage-backed securities, obligations of the U.S. government and government sponsored enterprises, and corporate debt and equity securities. The substantial majority of the Bank’s lending occurs in the greater New York City metropolitan area.

In addition to the Bank, the Holding Company’s direct and indirect subsidiaries consist of seven corporations, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company’s indirect subsidiaries, other than the Bank, as of June 30, 2018:

Direct Subsidiaries of the Bank	Year/ State of Incorporation	Primary Business Activities
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate
Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.)	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one-to-four family residential loans
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.
195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate. Currently inactive.
DSB Holdings NY, LLC	2015 / New York	Management and ownership of real estate. Currently inactive.

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

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its mortgage and C&I loans, as well as personal deposit accounts from its borrowers. The Bank launched an internet banking initiative, “DimeDirect,” in the second half of 2015. To date, deposits gathered through DimeDirect have primarily been money markets. The DimeDirect deposits are anticipated to carry lower administrative servicing costs than the Bank’s traditional retail deposits. Historically, the Bank’s primary lending strategy included the origination of, and investment in, mortgage loans secured by multifamily and mixed-use properties, and, to an increasing extent, mortgage loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of its strategic plan for 2018, the Bank is investing in the development of its Business Banking division, by adding products and services to serve both the credit and business banking needs in its footprint. During the second quarter of 2018, the Bank once again began to offer one-to-four family residential loan products through the newly-formed Residential Lending group.

The Business Banking division, established in 2017, is focused on total relationship banking and will enable the Bank to diversify its loan portfolio into areas such as C&I loans, Small Business Administration (“SBA”) loans (a portion of which is guaranteed by the SBA), ADC loans, finance loans and leases, one-to-four family residential loans and consumer loans. These business lines are intended to supplement core deposit growth and provide greater funding diversity. During 2017, the Bank hired seasoned executives, and continued to bolster its lending and credit and administrative staff during 2018. Additionally in 2017, the Bank was approved by the SBA as a lender, better positioning the Business Banking division for future expansion.

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

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,				At or For the Six Months Ended June 30,
	2018		2017		2018		2017
Per Share Data:
EPS (Diluted)	$0.33		$0.32		$0.72		$0.61
Cash dividends paid per share	0.14		0.14		0.28		0.28
Book value per share	16.37		15.41		16.37		15.41
Dividend Payout Ratio	42.42%		43.75%		38.89%		45.90%
Performance and Other Selected Ratios:
Return on average assets	0.79%		0.78%		0.86%		0.76%
Return on average common equity	8.06		8.32		8.91		8.08
Net interest spread	2.17		2.40		2.23		2.40
Net interest margin	2.39		2.57		2.43		2.57
Average interest-earning assets to average interest-bearing liabilities	117.93		117.18		116.87		116.77
Non-interest expense to average assets	1.33		1.27		1.35		1.32
Efficiency Ratio	54.35		48.99		54.48		50.98
Loan-to-Deposit ratio at end of period	123.97		133.01		123.97		133.01
Effective tax rate	25.01		37.83		24.32		38.00
Asset Quality Summary:
Non-performing loans	$1,554		$3,374		$1,554		$3,374
Non-performing assets	1,554		4,661		1,554		4,661
Net charge-offs	1,333		16		1,355		48
Non-performing loans/Total loans	0.03%		0.06%		0.03%		0.06%
Non-performing assets/Total assets	0.02		0.07		0.02		0.07
Allowance for loan loss/Total loans	0.39		0.37		0.39		0.37
Allowance for loan loss/Non-performing loans	1,350.32		651.60		1,350.32		651.60
Earnings to Fixed Charges Ratios (1)
Including interest on deposits	1.89	x	2.28	x	1.99	x	2.27	x
Excluding interest on deposits	3.55		4.44		3.69		4.57

(1)	Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

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

Allowance for Loan Losses. The Bank’s methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 9 to the Company’s condensed consolidated financial statements.

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

The Bank’s primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell selected multifamily residential or mixed-use real estate loans to private sector secondary market purchasers, and has in the past sold such loans and one-to-four family residential loans to FNMA and FHLMC. The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on mortgage loans and MBS are influenced by interest rates, economic conditions and competition.

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

Total deposits decreased $44.1 million during the six months ended June 30, 2018, compared to an increase of $23.1 million during the six months ended June 30, 2017. Within deposits, core deposits (i.e., non-CDs) decreased $203.2 million during the six months ended June 30, 2018 and increased $174.9 million during the six months ended June 30, 2017. CDs increased $159.1 million during the six months ended June 30, 2018 compared to a decrease of $151.8 million during the six months ended June 30, 2017. The decrease in growth during the current period was due primarily to $150.0 million of outflows from the Bank’s online money market account channel, DimeDirect, as the Bank’s posted rate lagged many of its online competitors, partially offset by successful gathering efforts tied to CD products.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY. At June 30, 2018, the Bank had an additional potential borrowing capacity of $1.11 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $126.4 million during the six months ended June 30, 2018, compared to a $113.5 million increase during the six months ended June 30, 2017, reflecting deposit outflows and lower total assets.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate and, recently, C&I loans, the purchase of real estate loans, mortgage-backed and other securities, the repurchase of common stock into treasury, the payment of quarterly cash dividends to holders of the common stock, and the payment of semi-annual interest to holders of its outstanding subordinated debt. During the six months ended June 30, 2018, principal repayments on real estate loans (including refinanced loans) totaled $436.3 million compared to $304.7 million during the six months ended June 30, 2017. The increase resulted primarily from higher prepayment volume. During the six months ended June 30, 2018 and 2017, real estate loan originations totaled $197.9 million and $476.7 million, respectively. The decrease was due to the offered rates on the Company’s multifamily loans being higher than competitors.

Sales of mortgage-back securities totaled $158.5 million during the six-month period ended June 30, 2018. There were no sales of mortgage-backed securities during the six-month period ended June 30, 2017. Purchases of mortgage-backed securities totaled $253.6 million during the six-month period ended June 30, 2018. Security purchases were de-emphasized during the six-month period ended June 30, 2017, as the yield offered in highly graded investment securities was not deemed sufficiently attractive.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At June 30, 2018, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well-capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of June 30, 2018:

	Actual Ratios at June 30, 2018		Basel III			Well Capitalized
	Bank	Consolidated Company	Minimum Requirement	Minimum Requirement Plus 1.875% Buffer(1)	Minimum Requirement Plus 2.5% Buffer(2)	Requirement Under FDIC Prompt Corrective Action Framework(3)
Tier 1 common equity ratio	13.09%	11.96%	4.50%	6.38%	7.0%	6.5%
Tier 1 risk-based based capital ratio	13.09	11.96	6.0	7.88	8.5	8.0
Total risk-based based capital ratio	13.55	14.85	8.0	9.88	10.5	10.0
Tier 1 leverage ratio	9.94	9.09	4.00	n/a	n/a	5.0

(1)	The 1.875% buffer percentage represents the phased-in requirement as of June 30, 2018.
(2)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(3)	Only the Bank is subject to these requirements.

Implementation of the initial phase capital conservation buffer under the Basel III Capital Rules on January 1, 2016 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of June 30, 2018, the Bank and the Holding Company would satisfy all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

The Holding Company did not repurchase any shares of its common stock during the six months ended June 30, 2018 or 2017. As of June 30, 2018, up to 1,104,549 shares remained available for purchase under authorized share purchase programs.  See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about repurchases of common stock.

The Holding Company paid $10.5 million in cash dividends on common stock during both the six months ended June 30, 2018 and 2017.

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

The following table presents off-balance sheet arrangements as of June 30, 2018:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$89,671	$—	$—	$—	$89,671
Other loan commitments	58,699	—	—	—	58,699
Stand-by letters of credit	1,662	—	—	—	1,662
Total Off-Balance Sheet Arrangements	$150,032	$—	$—	$—	$150,032

Asset Quality

General

At both June 30, 2018 and December 31, 2017, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.

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

Non-accrual Loans

Within the Bank’s held-to-maturity portfolio (excluding consumer loans), eleven non-accrual loans totaled $1.6 million at June 30, 2018, and eight non-accrual loans totaled $0.5 million at December 31, 2017.  During the six months ended June 30, 2018, six loans totaling $2.4 million were placed on non-accrual status, of which two loans totaling $1.2 million were fully charged-off during the six months ended June 30, 2018, one additional loan totaling $0.1 million was also charged-off, and principal amortization of $0.02 million was recognized on five non-accrual loans. There were no changes on the remaining two non-accrual loans during the six-month period ended June 30, 2018.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) totaled $6.0 million, consisting of seven loans, at June 30, 2018, compared to $8.2 million, consisting of seven loans, at December 31, 2017.  During the six months ended June 30, 2018, three loans totaling $2.3 million were added to impaired status, of which two loans totaling $1.2 million were fully charged-off, and one loan totaling $3.2 million paid off.  During the six months ended June 30, 2018, principal amortization totaling $0.1 million was recognized on the remaining six impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$306	$436
Commercial mixed use real estate	89	93
Commercial real estate	1,158	—
C&I	—	—
Consumer	1	4
Total non-accrual loans	1,554	533
Non-accrual one-to-four family residential and consumer loans deemed homogeneous loans	(307)	(440)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	18	22
Multifamily residential and residential mixed-use real estate	597	619
Commercial mixed-use real estate	4,130	4,174
Commercial real estate	—	3,296
Total TDRs	4,745	8,111
Impaired loans	$5,992	$8,204

(1)	There were no non-accruing TDRs for the periods indicated.

Ratios:
Total non-accrual loans to total loans	0.03%	0.01%
Total non-performing assets to total assets	0.02	0.01

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the six months ended June 30, 2018 or 2017.

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank’s determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least three months. Conversely, if at the time of restructuring the loan is performing (and accruing) it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations.

The Bank does not accept receivables or equity interests in satisfaction of TDRs.

At June 30, 2018 and December 31, 2017, all TDRs but one were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment, and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

The Bank had no OREO properties at June 30, 2018 or December 31, 2017. The Bank did not recognize any provisions for losses on OREO properties during the six months ended June 30, 2018 or 2017.

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had four real estate loans totaling $0.7 million and three real estate loans totaling $0.03 million that were delinquent between 30 and 89 days at June 30, 2018 and at December 31, 2017, respectively. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.03 million at both June 30, 2018 and December 31, 2017. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company’s allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods ended June 30, 2018 and December 31, 2017.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	June 30, 2018	December 31, 2017	June 30, 2017
	(Dollars in Thousands)
Impaired loans	$—	$—	$—
Pass graded loans:
Real estate loans	18,230	18,993	20,945
C&I loans	2,737	2,021	1,023
Consumer loans	17	19	17
Total	$20,984	$21,033	$21,985

Provisions of $1.3 million and $1.5 million were recorded during the six month periods ended June 30, 2018 and June 30, 2017, respectively.  During the six month period ended June 30, 2018, the loan loss provision was driven mainly by charge-offs of two C&I loans and one one-to-four family residential real estate loan.

For a further discussion of the allowance for loan losses and related activity during the three-month and six-month periods ended June 30, 2018 and 2017, and as of December 31, 2017, please see Note 9 to the condensed consolidated financial statements.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Assets.  Assets totaled $6.25 billion at June 30, 2018, $150.3 million below their level at December 31, 2017, primarily due to a decrease in the loan portfolio, offset by an increase in securities.

Total loans decreased $197.7 million during the six months ended June 30, 2018. During the period, the Bank recognized $488.2 million of aggregate amortization on loans (also including refinancing of existing loans), which exceeded originations of $292.0 million.

Total securities increased by $71.0 million during the six months ended June 30, 2018, as a result of holding increased on-balance sheet liquidity while management monitors the appropriate level of investment liquidity, which will be based on monetary policy, interest rates, the Bank’s funding needs, and periodic stress testing analysis.

Liabilities.  Total liabilities decreased $167.3 million during the six months ended June 30, 2018, primarily due to a decrease of $126.4 million in FHLBNY advances and a decrease of $44.1 million in deposits.  Please refer to “Liquidity and Capital Resources” for a discussion of the increases in deposits and decrease in FHLB advances during the six months ended June 30, 2018.  The $7.1 million increase in escrow and other deposits at June 30, 2018 was in part due to the annual reassessment of borrower escrow accounts.

Stockholders’ Equity.  Stockholders’ equity increased $17.0 million during the six months ended June 30, 2018, due primarily to net income of $27.1 million, offset by $10.5 million in cash dividends paid during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General.  Net income was $12.3 million during the three months ended June 30, 2018, an increase of $0.3 million from net income of $12.0 million during the three months ended June 30, 2017.  During the three months ended June 30, 2018, non-interest income increased by $0.5 million, offset by an increase in non-interest expense of $1.4 million, an increase in provision for loan losses of $0.07 million, and a decrease in net interest income of $1.9 million during the period. Income tax expense was $4.1 million during the three months ended June 30, 2018, lower than the comparative period by $3.2 million, due to the tax law change enacted in December 2017.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2018 and 2017 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,307,712	$47,828	3.60%	$5,759,565	$51,137	3.55%
C&I loans	142,224	2,156	6.06	41,776	474	4.54
Other loans	1,037	18	6.94	1,076	18	6.69
MBS	389,373	2,406	2.47	3,460	14	1.62
Investment securities	10,243	49	1.91	16,970	164	3.87
Other	197,011	1,547	3.14	95,326	611	2.56
Total interest-earning assets	6,047,600	54,004	3.57%	5,918,173	$52,418	3.54%
Non-interest earning assets	217,528			210,205
Total assets	$6,265,128			$6,128,378

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$126,507	$57	0.18%	$114,257	$65	0.23%
Money Market accounts	2,351,935	6,893	1.18	2,767,455	6,139	0.89
Savings accounts	354,441	55	0.06	367,995	46	0.05
CDs	1,226,812	4,983	1.63	925,535	3,259	1.41
Borrowed funds	1,068,583	5,882	2.21	875,057	4,856	2.23
Total interest-bearing liabilities	5,128,278	17,870	1.40%	5,050,299	$14,365	1.14%
Non-interest-bearing checking accounts	335,894			300,762
Other non-interest-bearing liabilities	189,479			200,628
Total liabilities	5,653,651			5,551,689
Stockholders’ equity	611,477			576,689
Total liabilities and stockholders’ equity	$6,265,128			$6,128,378
Net interest income		$36,134			$38,053
Net interest spread			2.17%			2.40%
Net interest-earning assets	$919,322			$867,874
Net interest margin			2.39%			2.57%
Ratio of interest-earning assets to interest-bearing liabilities			117.93%			117.18%

Deposits	$4,395,589	$11,988	1.09%	$4,476,004	$9,509	0.85%

Rate/Volume Analysis

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(4,021)	$712	$(3,309)
C&I loans	1,332	351	1,683
Other loans	(1)	1	-
MBS	1,973	419	2,392
Investment securities	(49)	(66)	(115)
Other	725	211	936
Total	$(41)	$1,628	$1,587

Interest-bearing liabilities:
Interest-bearing checking accounts	$7	$(15)	$(8)
Money market accounts	(1,085)	1,839	754
Savings accounts	(1)	10	9
CDs	1,139	585	1,724
Borrowed funds	1,072	(46)	1,026
Total	$1,132	$2,373	$3,505
Net change in net interest income	$(1,173)	$(745)	$(1,918)

Net Interest Income.  Net interest income was $36.1 million during the three months ended June 30, 2018, a decrease of $1.9 million from the three months ended June 30, 2017.  Average interest-earning assets were $6.05 billion for the three months ended June 30, 2018, an increase of $129.4 million from $5.92 billion for the three months ended June 30, 2017. Net interest margin (“NIM”) was 2.39% during the three months ended June 30, 2018, down from 2.57% during the three months ended June 30, 2017, primarily due to the higher costs of deposits.

Interest Income.  Interest income was $54.0 million during the three months ended June 30, 2018, an increase of $1.6 million from the three months ended June 30, 2017, primarily reflecting increases of $1.7 million and $2.4 million in interest income on C&I loans and mortgage-backed securities, respectively, offset by a decrease of $3.3 million in interest income on real estate loans. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $100.4 million in the average balance of such loans during the period. The increased interest income from mortgage-backed securities was due to the increased average balance of $385.9 million, as a result of the loan securitization completed in December 2017.  The decreased interest income from real estate loans was due to a decrease in average balance of $451.9 million.

Interest Expense.  Interest expense increased $3.5 million, to $17.9 million, during the three months ended June 30, 2018, from $14.4 million during the three months ended June 30, 2017. The increased interest expense was mainly attributable to growth in certificates of deposits average balances of $301.3 million, due to increased offering rates on CD products, and an increase of offering rates on money market accounts, offset by a decrease in average balance of $415.5 million of such accounts, and increased average balance on borrowings of $193.5 million.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.1 million during the three months ended June 30, 2018, compared to $1.0 million for the three months ended June 30, 2017.   The loan loss provision during the three months ended June 30, 2018, resulted mainly from charge-offs on two C&I loans and one one-to-four family residential real estate loan.

Non-Interest Income.  Non-interest income was $2.2 million during the three months ended June 30, 2018, an increase of $0.5 million from $1.7 million during the three months ended June 30, 2017, primarily due to an increase of $0.4 million in service charges and other fees for higher mortgage related fees.

Non-Interest Expense.  Non-interest expense was $20.8 million during the three months ended June 30, 2018, an increase of $1.4 million from $19.5 million during the three months ended June 30, 2017, reflecting increases of $1.9  million in salaries and employee benefits, $0.2 million in occupancy and equipment expense, and $0.3 million in data processing costs, offset by a decrease of $1.3 million in marketing expense during the period. The $1.9 million increase in salaries and employee benefits was due to hiring of new employees and their associated employee benefits expense, $0.2 million increase in occupancy expense was attributable to new leases related to de novo retail branches, and the $0.3 million increase in data processing costs was due to various increases in technology expenses.  The $1.3 million decrease in marketing expense was primarily due to reduced marketing initiatives for DimeDirect.

Non-interest expense was 1.33% and 1.27% of average assets during the three-month periods ended June 30, 2018 and 2017, respectively.

Income Tax Expense.   Income tax expense was $4.1 million during the three months ended June 30, 2018, down $3.2 million from $7.3 million during the three months ended June 30, 2017.  The Company’s consolidated tax rate was 25.0% during the three months ended June 30, 2018, down from 37.8% during the three months ended June 30, 2017.  The lower tax rate during the three-month period ended June 30, 2018 was primarily the result of the tax law change enacted in December 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General.  Net income was $27.1 million during the six months ended June 30, 2018, an increase of $3.9 million from net income of $23.1 million during the six months ended June 30, 2017.  During the six months ended June 30, 2018, non-interest income increased by $2.0 million, and the provision for loan losses decreased by $0.2 million, offset by an increase in non-interest expense of $2.3 million, and a net interest income decrease of $1.4 million during the period. Income tax expense was $8.7 million during the six months ended June 30, 2018, lower than the comparative period by $5.5 million, due to the tax law change enacted in December 2017.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2018 and 2017 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,371,556	$$97,403	3.63%	$5,723,561	$101,612	3.55%
C&I loans	141,472	3,812	5.39	22,125	515	4.66
Other loans	1,113	37	6.65	1,072	36	6.72
MBS	370,285	4,663	2.52	3,475	28	1.61
Investment securities	8,368	64	1.53	16,906	354	4.19
Other	203,513	3,058	3.01	104,102	1,327	2.55
Total interest-earning assets	6,096,307	109,037	3.58%	5,871,241	$103,872	3.54%
Non-interest earning assets	220,912			206,405
Total assets	$6,317,219			$6,077,646

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$125,474	$110	0.18%	$112,527	$124	0.22%
Money Market accounts	2,392,089	13,211	1.11	2,730,337	11,918	0.88
Savings accounts	357,040	115	0.06	368,041	91	0.05
CDs	1,188,979	9,303	1.58	973,845	6,883	1.43
Borrowed funds	1,152,839	12,149	2.13	843,173	9,316	2.23
Total interest-bearing liabilities	5,216,421	34,888	1.35%	5,027,923	$28,332	1.14%
Non-interest-bearing checking accounts	323,273			296,007
Other non-interest-bearing liabilities	170,009			180,510
Total liabilities	5,709,703			5,504,440
Stockholders’ equity	607,516			573,206
Total liabilities and stockholders’ equity	$6,317,219			$6,077,646
Net interest income		$74,149			$75,540
Net interest spread			2.23%			2.40%
Net interest-earning assets	$879,886			$843,318
Net interest margin			2.43%			2.57%
Ratio of interest-earning assets to interest-bearing liabilities			116.87%			116.77%

Deposits	$4,386,855	$22,739	1.05%	$4,480,757	$19,016	0.86%

Rate/Volume Analysis

	Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$($6,374)	$$2,165	$($4,209)
C&I loans	2,997	299	3,296
Other loans	1	—	1
MBS	3,788	847	4,635
Investment securities	(122)	(168)	(290)
Other	1,380	351	1,731
Total	$1,670	$3,494	$5,164

Interest-bearing liabilities:
Interest-bearing checking accounts	$11	$(25)	$(14)
Money market accounts	(1,649)	2,942	1,293
Savings accounts	2	22	24
CDs	1,609	811	2,420
Borrowed funds	3,336	(503)	2,833
Total	$3,309	$3,247	$6,556
Net change in net interest income	$(1,639)	$247	$(1,392)

Net Interest Income.  Net interest income was $74.1 million during the six months ended June 30, 2018, a decrease of $1.4 million from the six months ended June 30, 2017.  Average interest-earning assets were $6.10 billion at June 30, 2018, an increase of $225.1 million from $5.87 billion June 30, 2017. NIM was 2.43% during the six months ended June 30, 2018, down from 2.57% during the six months ended June 30, 2017, primarily due to higher costs of deposits.

Interest Income.  Interest income was $109.0 million during the six months ended June 30, 2018, an increase of $5.2 million from the six months ended June 30, 2017, primarily reflecting increases in interest income of $3.3 million on C&I loans, $4.6 million on mortgage-backed securities, and $1.8 million on other interest-earning assets, offset by a decrease of $4.2 million in interest income on real estate loans. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $119.3 million in the average balances of such loans during the period. The increased interest income from mortgage-backed securities was due to the increase in the average balance of $366.8 million resulting from the securitization of $280.2 million of multifamily loans in December 2017.  The increased interest income from other interest-earning assets was due to the increase in the average balance of $99.4 million resulting from higher balances of interest-bearing cash.  The decreased interest income from real estate loans was due to a decrease in the average balance of $352.0 million.

Interest Expense.  Interest expense increased $6.6 million, to $34.9 million, during the six months ended June 30, 2018, from $28.3 million during the six months ended June 30, 2017. The increased interest expense was mainly attributable to an increase in average balances of borrowings of $309.7 million, and growth in certificates of deposits average balance of $215.1 million due to increased offering rates on CD products, and increased offering rates on money market accounts, offset by a decrease of $338.2 million in the average balance of such accounts primarily driven by outflows from DimeDirect.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.3 million during the six months ended June 30, 2018, compared to $1.5 for the six months ended June 30, 2017.   The decrease in loan loss provision resulted mainly from a decrease in the real estate loan portfolio, offset by growth in the C&I loan portfolio, and charge-offs from two C&I loans and one one-to-four family residential real estate loan.

Non-Interest Income.  Non-interest income was $5.5 million during the six months ended June 30, 2018, an increase of $2.0 million from $3.5 million during the six months ended June 30, 2017, primarily due to gains of $1.4 million from the sale of securities, an increase of $0.5 million in service charges and other fees for higher mortgage related fees, and increased bank owned life insurance income due to additional policies.

Non-Interest Expense.  Non-interest expense was $42.6 million during the six months ended June 30, 2018, an increase of $2.3 million from $40.2 million during the six months ended June 30, 2017, reflecting increases of $3.0 million in salaries and employee benefits, $0.4 million in occupancy and equipment expense, and $0.4 million in data processing costs, offset by a decrease of $1.7 million in marketing expense during the comparative period. The $3.0 million in salaries and employee benefits increase was due to hiring of new employees and their associated employee benefits expense, $0.4 million increase in occupancy expense was attributable to new leases related to de novo retail branches, and the $0.4 million increase in data processing costs was due to various increases in technology expenses.  The $1.3 million in marketing expense decrease was primarily due to reduced marketing initiatives for DimeDirect.

Non-interest expense was 1.35% and 1.32% of average assets during the six-month periods ended June 30, 2018 and 2017, respectively.

Income Tax Expense.   Income tax expense was $8.7 million during the six months ended June 30, 2018, down $5.5 million from $14.2 million during the six months ended June 30, 2017.  The Company’s consolidated tax rate was 24.3% during the six months ended June 30, 2018, down from 38.0% during the six months ended June 30, 2017, primarily due to the tax law change enacted in December 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2017 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2018.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company’s market risk continues to reside at the Bank level.  The Bank’s largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2018, the Company owned thirteen marketable equity securities carried at a fair value of $6.4 million, in which market value adjustments are recorded through the statement of income.  During the six months ended June 30, 2018, the Company conducted eleven transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2017 to June 30, 2018.  See “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of June 30, 2018 and December 31, 2017, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rate, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both June 30, 2018 and December 31, 2017.

	At June 30, 2018			At December 31, 2017
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$657,099	$(79,718)	(10.8)%	$572,782	$(93,677)	(14.1)%
Pre-Shock Scenario	736,817	—	—	666,459	—	—

The Bank’s Pre-Shock Scenario EVE increased from $666.5 million at December 31, 2017 to $736.8 million at June 30, 2018. The factors contributing to the more favorable valuation at June 30, 2018 included an increase in the value of the Bank’s loan portfolio and a decrease in the value of the Bank’s CDs, and borrowings. Partially offsetting the favorable valuation at June 30, 2018 was a decrease in the value of the Company’s investment portfolio and core deposit liability. The more favorable valuation of the loan portfolio resulted primarily from a slight reduction in the overall duration of the portfolio. The decrease in the value of the Company’s CDs, and borrowings resulted primarily from an increase in market interest rates from December 31, 2017 to June 30, 2018. The decrease in value of the Company’s core deposit liability resulted primarily from an increase in the rates paid from December 31, 2017 to June 30, 2018.

The Bank’s EVE in the +200 basis point Rate Shock Scenario increased from $572.8 million at December 31, 2017 to $657.1 million at June 30, 2018.  The factors contributing to the more favorable valuation included the previously noted increase in the Company’s loan portfolio and decrease in the value of the Company’s core deposit liability, CDs, and borrowings, partially offset by a less favorable valuation of the Company’s security portfolio. Additionally, partially offsetting the favorable valuation is an increase in the value of the Company’s CD portfolio.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank’s net interest income over the 12-month period beginning June 30, 2018 assuming gradual changes in interest rates for the given Rate Shock Scenarios:

Instantaneous Change in Interest rate of:	Percentage Change in Net Interest Income (1)
+ 200 Basis Points	(1.04)%
+ 100 Basis Points	(1.03)%

(1)	The impact of 100 and 200 basis point reductions in interest rates are not presented in view of the current level of the federal funds rate and other short-term interest rates.

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2018, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

There were no material changes from the risks disclosed in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)          The Holding Company did not repurchase any shares of common stock into treasury during the six-month period ended June 30, 2018.  No existing repurchase programs expired during the six months ended June 30, 2018, nor did the Company terminate any repurchase programs prior to expiration during the period.  As of June 30, 2018, the Holding Company had an additional 1,104,549 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in September 2007. Subsequent to June 30, 2018, and through the date of this filing, the Company repurchased 232,300 shares of common stock into treasury at a weighted average price of $17.41 from the stock repurchase program announced in September 2007. Following the shares repurchased, the Company had an additional 872,249 shares remaining for repurchase.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 8, 2018	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: August 8, 2018	By:	/s/ JAMES L. RIZZO
James L. Rizzo
Senior Vice President and Comptroller
(Principal Financial Officer)