Form 10-K/A
period 2017-12-31
DIME COMMUNITY BANCSHARES INC
filed 2018-11-02
CIK 1005409

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒      NO ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES ☒     NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 23, 2018 and any adjournment thereof, are incorporated by reference in Part III.

EXPLANATORY NOTE

The signed consent of Crowe Horwath LLP, the independent registered public accounting firm for Dime Community Bancshares, Inc. (the “Company”), was delivered to the Company prior to the filing of its Form 10-K for the year ended December 31, 2017 with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Original Filing”); however, the consent was inadvertently omitted from the Original Filing. This amendment is being filed solely to include the consent.

In accordance with applicable SEC rules, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated as of the date of filing of this Form 10-K/A. Because this Form 10-K/A does not include financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

This Form 10-K/A consists solely of the preceding cover page, this explanatory note, Part IV, Item 15 “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and Exhibit 23.1, Exhibit 31.3 and Exhibit 31.4. Except as expressly set forth in this Form 10-K/A, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC after the date of the Original Filing.

Item 15.  Exhibits, Financial Statement Schedules

(3)	Exhibits Required by Item 601 of SEC Regulation S-K

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

4.3
Draft Stock Certificate of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the SEC on September 28, 1998 (File No. 000-27782))

4.4
Second Amended and Restated Declaration of Trust, dated as of July 29, 2004, by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, Dime Community Bancshares, Inc., as Sponsor, the Administrators of Dime Community Capital Trust I, and the holders from time to time of undivided beneficial interests in the assets of Dime Community Capital Trust I (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on July 29, 2004 (File No. 333-117743))

4.5
Indenture, dated as of March 19, 2004, between Dime Community Bancshares, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on July 29, 2004 (File No. 333-117743))

4.6
Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on July 29, 2004 (File No. 333-117743))

4.7
Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

4.8
First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

10.3
Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 10, 2011 (File No. 000-27782))

10.6
Employment Agreement between Dime Community Bancshares, Inc. and Kenneth J. Mahon  (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 10, 2011 (File No. 000-27782))

10.7
Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012 (File No. 000-27782))

10.8
The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2011 (File No. 000-27782))

10.9
Dime Community Bank Severance Benefits Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782))

10.10
Retirement Plan for Board Members of Dime Community Bancorp, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009 (File No. 000-27782))

10.12
Recognition and Retention Plan for Outside Directors, Officers and Employees of Dime Community Bancorp, Inc., as amended by amendments number 1 and 2 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the SEC on September 26, 1997 (File No. 000-27782))

10.13(i)
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
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005 (File No. 000-27782))

10.20
Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011 (File No. 000-27782))

10.21
Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008 (File No. 000-27782))

10.24
Waiver executed by Kenneth J. Mahon (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 10, 2005 (File No. 000-27782))

10.25
Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.27
Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.30
Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015) (File No. 000-27782))

10.31
Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009) (File No. 000-27782))

10.32
Amendment to the Benefit Maintenance Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 13, 2012) (File No. 000-27782))

10.33
Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.33 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-27782))

10.34
Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 9, 2013 (File No. 000-27782))

10.35
Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.36
Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.37
The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.38
Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015 (File No. 000-27782))

10.39
Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.40
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015 (File No. 000-27782))

10.41
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2016) (File No. 000-27782))

10.42
Form of performance share award notice for 2016 grants to officers under 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016 (File No. 000-27782))

10.43
Employment and Change in Control Agreement between Dime Community Bank and Stuart Lubow (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.44
Employment and Change in Control Agreement between Dime Community Bank and Conrad Gunther (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.45
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Tarvos Capital Partners USA LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.46
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Havemeyer Owner BB LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.47
Amendment Number Five to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.48
Amendment Number Six to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.49
Dime Community Bank KSOP, as amended and restated effective July 1, 2017 (incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 7, 2017 (File No. 000-27782))

10.50
Amendment Number One to the Dime Community Bank KSOP (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782))

12.1
Computation of ratio of earnings to fixed charges (incorporated by reference to Exhibit 12.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782))

23.1	Consent of Independent Registered Public Accounting Firm

31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782))

31.2
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782))

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782))

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782))

101
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2018.

DIME COMMUNITY BANCSHARES, INC.

By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer