Form 10-Q
period 2018-09-30
DIME COMMUNITY BANCSHARES INC
filed 2018-11-08
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒
NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐
EMERGING GROWTH COMPANY ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding at November 8, 2018
$.01 Par Value	36,445,304

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

●	the risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as updated by our Quarterly Reports on Form 10-Q.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	September 30, 2018	December 31, 2017
ASSETS:
Cash and due from banks	$132,822	$169,455
Mortgage-backed securities (“MBS”) available-for-sale, at fair value (See Note 7)	465,490	351,384
Marketable equity securities, at fair value	6,111	—
Investment securities available-for-sale, at fair value (See Note 7)	5,088	4,006
Trading securities	—	2,715
Loans:
Real estate	5,204,462	5,464,067
Commercial and industrial (“C&I”) loans	207,743	136,671
Other loans	1,162	1,379
Less allowance for loan losses	(21,330)	(21,033)
Total loans, net	5,392,037	5,581,084
Premises and fixed assets, net	24,736	24,326
Federal Home Loan Bank of New York (“FHLBNY”) capital stock	53,842	59,696
Bank Owned Life Insurance (“BOLI”)	110,706	108,545
Goodwill	55,638	55,638
Other assets	47,723	46,611
Total Assets	$6,294,193	$6,403,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$4,013,470	$4,095,701
Non-interest-bearing deposits	368,780	307,746
Total deposits	4,382,250	4,403,447
Escrow and other deposits	119,796	82,168
FHLBNY advances	1,042,925	1,170,000
Subordinated debt, net	113,722	113,612
Other liabilities	31,923	35,666
Total Liabilities	5,690,616	5,804,893

Stockholders’ Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2018 and December 31, 2017)	—	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,690,825 shares and 53,624,453 shares issued at September 30, 2018 and December 31, 2017, respectively, and 36,612,153 shares and 37,419,070 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	537	536
Additional paid-in capital	277,718	276,730
Retained earnings	558,357	535,130
Accumulated other comprehensive loss, net of deferred taxes	(5,734)	(3,641)
Unearned Restricted Stock Award common stock	(4,699)	(2,894)
Common stock held by Benefit Maintenance Plan (“BMP”)	(1,509)	(2,736)
Treasury stock, at cost (17,078,672 shares and 16,205,383 shares at September 30, 2018 and December 31, 2017, respectively)	(221,093)	(204,558)
Total Stockholders’ Equity	603,577	598,567
Total Liabilities and Stockholders’ Equity	$6,294,193	$6,403,460

See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans secured by real estate	$47,486	$51,621	$144,889	$153,233
C&I loans	2,729	1,043	6,541	1,558
Other loans	18	19	55	55
MBS	2,852	27	7,515	55
Investment securities	59	108	123	462
Other short-term investments	1,480	811	4,537	2,139
Total interest income	54,624	53,629	163,660	157,502
Interest expense:
Deposits and escrow	13,361	9,408	36,100	28,424
Borrowed funds	6,235	5,763	18,384	15,080
Total interest expense	19,596	15,171	54,484	43,504
Net interest income	35,028	38,458	109,176	113,998
Provision for loan losses	335	23	1,641	1,520
Net interest income after provision for loan losses	34,693	38,435	107,535	112,478
Non-interest income:
Service charges and other fees	1,233	948	3,443	2,661
Net mortgage banking income	79	69	292	150
Net gain on sale of securities and other assets(1)	99	2,635	1,484	2,769
Gain on sale of loans	18	—	143	—
Income from BOLI	729	558	2,161	1,654
Other	63	73	179	574
Total non-interest income	2,221	4,283	7,702	7,808
Non-interest expense:
Salaries and employee benefits	10,963	8,593	33,024	27,577
Stock benefit plan compensation expense	403	353	1,198	1,030
Occupancy and equipment	3,845	3,492	11,414	10,620
Data processing costs	1,823	3,392	5,374	6,502
Marketing	975	1,467	2,168	4,399
Federal deposit insurance premiums	382	875	1,521	2,242
Loss from extinguishment of debt	—	1,272	—	1,272
Other	3,194	2,731	9,446	8,771
Total non-interest expense	21,585	22,175	64,145	62,413
Income before income taxes	15,329	20,543	51,092	57,873
Income tax expense	3,547	7,230	12,244	21,414
Net income	$11,782	$13,313	$38,848	$36,459

Earnings per Share:
Basic	$0.32	$0.36	$1.04	$0.97
Diluted	$0.32	$0.35	$1.04	$0.97

(1) Amount includes periodic valuation gains or losses sales on of marketable equity and trading securities
See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$11,782	$13,313	$38,848	$36,459
Other comprehensive income (loss):
Change in unrealized holding loss on securities held-to-maturity and transferred securities	—	1,235	—	1,299
Change in unrealized holding loss on securities available-for-sale	(2,774)	27	(7,011)	251
Change in pension and other postretirement obligations	287	355	728	1,012
Change in unrealized gain on derivatives	754	92	3,330	(326)
Other comprehensive gain (loss) before income taxes	(1,733)	1,709	(2,953)	2,236
Deferred tax expense (benefit)	(577)	773	(981)	1,008
Other comprehensive income (loss), net of tax	(1,156)	936	(1,972)	1,228
Total comprehensive income	$10,626	$14,249	$36,876	$37,687

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2018	37,419,070	$536	$276,730	$535,130	$(3,641)	$(2,894)	$(2,736)	$(204,558)	$598,567
Reclassification of unrealized gains and losses on marketable equity securities	—	—	—	153	(153)	—	—	—	—
Adjusted beginning balance as of January 1, 2018	37,419,070	536	276,730	535,283	(3,794)	(2,894)	(2,736)	(204,558)	598,567
Net Income	—	—	—	38,848	—	—	—	—	38,848
Other comprehensive loss, net of tax	—	—	—	—	(1,972)	—	—	—	(1,972)
Exercise of stock options, net	57,327	1	1,118	—	—	—	—	(165)	954
Release of shares, net of forfeitures	158,851	—	1,022	—	—	(3,003)	—	1,994	13
Stock-based compensation	—	—	—	—	—	1,198	—	—	1,198
Shares received to satisfy distribution of retirement benefits	(49,895)	—	(1,152)	—	—	—	1,227	(958)	(883)
Reclassification of tax effects on other comprehensive income (loss)	—	—	—	(32)	32	—	—	—	—
Cash dividends declared and paid	—	—	—	(15,742)	—	—	—	—	(15,742)
Repurchase of shares of Common Stock	(973,200)	—	—	—	—	—	—	(17,406)	(17,406)
Ending balance as of September 30, 2018	36,612,153	$537	$277,718	$558,357	$(5,734)	$(4,699)	$(1,509)	$(221,093)	$603,577

	Nine Months Ended September 30, 2017
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2017	37,455,853	$536	$278,356	$503,539	$(5,939)	$(1,932)	$(6,859)	$(201,833)	$565,868
Net Income	—	—	—	36,459	—	—	—	—	36,459
Other comprehensive income, net of tax	—	—	—	—	1,228	—	—	—	1,228
Exercise of stock options	45,174	—	680	—	—	—	—	—	680
Release of shares, net of forfeitures	152,215	—	1,325	—	—	(2,874)	(170)	1,917	198
Stock-based compensation	—	—	—	—	—	1,270	—	—	1,270
Shares received to satisfy distribution of retirement benefits	(230,358)	—	(3,687)	—	—	—	4,293	(4,511)	(3,905)
Cash dividends declared and paid	—	—	—	(15,761)	—	—	—	—	(15,761)
Ending balance as of September 30, 2017	37,422,884	$536	$276,674	$524,237	$(4,711)	$(3,536)	$(2,736)	$(204,427)	$586,037

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,848	$36,459
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain recognized on marketable equity and trading securities	(110)	(2,769)
Net gain on sale of loans held for sale	(143)	—
Net gain on sale of MBS available-for-sale	(1,374)	—
Net depreciation, amortization and accretion	3,054	2,697
Stock plan compensation	1,198	1,270
Provision for loan losses	1,641	1,520
Loss from extinguishment of debt	—	1,272
Proceeds from sale of loans held for sale	2,283	—
Increase in cash surrender value of BOLI	(2,161)	(1,654)
Deferred income tax provision	(1,910)	(2,869)
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	—	(60)
Changes in assets and liabilities:
Decrease (Increase) in other assets	5,129	(351)
Increase in other liabilities	(3,010)	(10)
Net cash provided by Operating activities	43,445	35,505
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable equity securities	923	—
Proceeds from sale of investment securities held to maturity	—	9,167
Proceeds from sales of investment securities available-for-sale	—	240
Proceeds from sales of MBS available-for-sale	158,758	—
Proceeds from sales of trading securities	—	4,629
Proceeds from calls and principal repayments of MBS available-for-sale	51,472	38
Purchases of investment securities available-for-sale	(5,071)	(242)
Purchases of marketable equity securities	(202)	—
Purchases of MBS available-for-sale	(330,987)	(23,995)
Proceeds from sale of portfolio loans held for sale	—	4,471
Net decrease (increase) in loans	185,239	(346,856)
Purchases of fixed assets, net	(2,356)	(7,024)
Redemption (purchase) of FHLBNY capital stock, net	5,854	(17,345)
Net cash provided by (used in) Investing Activities	63,630	(376,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in due to depositors	(21,197)	(24,233)
Increase in escrow and other deposits	37,628	14,764
Repayments of FHLBNY advances	(2,519,600)	(3,044,575)
Proceeds from FHLBNY advances	2,392,525	3,430,950
Proceeds from exercise of stock options	954	680
Release of stock for benefit plan awards	13	198
BMP ESOP shares received to satisfy distribution of retirement benefits	(883)	(3,905)
Treasury shares repurchased	(17,406)	—
Cash dividends paid to stockholders, net	(15,742)	(15,761)
Proceeds from Subordinated debt issuance, net	—	113,531
Repayments of Trust Preferred securities	—	(70,680)
Net cash provided by (used in) Financing Activities	(143,708)	400,969
DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(36,633)	59,557
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,455	113,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,822	$173,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$7,928	$26,415
Cash paid for interest	52,450	42,794
Loans transferred to held for sale	2,140	4,471
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	50
Net decrease in non-credit component of OTTI	—	20
Reductions for previous credit losses realized on securities sold	—	1,229

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (f/k/a The Dime Savings Bank of Williamsburgh) (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to the stock form of ownership on June 26, 1996.  At September 30, 2018 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $113,722 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and currently operates as a New York State-chartered stock savings bank.  Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflects the Bank’s evolving business model and emphasizes its broader geographic and business reach while retaining the Bank’s mission to be in and of the communities it serves, including the virtual online community.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, one-to-four family residential, mortgage-backed securities, obligations of the U.S. government and government sponsored enterprises, and corporate debt and equity securities.

The Holding Company neither owns nor leases any property, but instead uses the administrative offices of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York.  As of September 30, 2018, the Bank had twenty-nine retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.

2.	SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2018 and December 31, 2017, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and the changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2018 and 2017.  The results of operations for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2018.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than one year. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted. The Company is in the final stages of implementing third-party software in order to evaluate the financial impact of ASU 2016-02 on its consolidated financial statements.

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

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held-to- Maturity and Transferred Securities	Securities Available-for- Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2018	$—	$285	$(6,633)	$2,707	$(3,641)
Reclassification of unrealized gains and losses on available-for-sale equity securities (1)	—	(153)	—	—	(153)
Adjusted balance as of January 1, 2018	—	132	(6,633)	2,707	(3,794)
Other comprehensive income (loss) before reclassifications	—	(3,928)	161	2,711	(1,056)
Amounts reclassified from accumulated other comprehensive loss	—	(932)	329	(313)	(916)
Net other comprehensive income during the period	—	(4,860)	490	2,398	(1,972)
Reclassification of tax effects on other comprehensive income (2)	—	—	32	—	32
Balance as of September 30, 2018	$—	$(4,728)	$(6,111)	$5,105	$(5,734)

Balance as of January 1, 2017	$(713)	$(92)	$(6,910)	$1,776	$(5,939)
Other comprehensive income (loss) before reclassifications	39	133	—	(313)	(141)
Amounts reclassified from accumulated other comprehensive loss	674	—	560	135	1,369
Net other comprehensive income during the period	713	133	560	(178)	1,228
Balance as of September 30, 2017	$—	$41	$(6,350)	$1,598	$(4,711)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion of previously recognized non-credit component of OTTI	$—	$3	$—	$20
Change in unrealized loss on securities transferred to held-to-maturity	—	3	—	50
Reclassification adjustment for net gains included in net gain on securities and other assets	—	1,229	—	1,229
Net change	—	1,235	—	1,299
Tax expense	—	558	—	586
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	—	677	—	713
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized gain during the period	(2,770)	27	(5,637)	251
Reclassification adjustment for net gains included in net gain on securities and other assets	(4)	—	(1,374)	—
Net change	(2,774)	27	(7,011)	251
Tax expense (benefit)	(767)	19	(2,151)	118
Net change in unrealized holding gain on securities available-for-sale	(2,007)	8	(4,860)	133
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	162	355	485	1,012
Change in the net actuarial gain or loss	125	—	243	—
Net change	287	355	728	1,012
Tax expense	94	160	238	452
Net change in pension and other postretirement obligations	193	195	490	560
Change in unrealized loss on derivatives:
Change in net unrealized loss during the period	966	24	3,792	(573)
Reclassification adjustment for expense included in interest expense	(212)	68	(462)	247
Net change	754	92	3,330	(326)
Tax expense (benefit)	96	36	932	(148)
Net change in unrealized loss on derivatives	658	56	2,398	(178)
Other comprehensive income (loss)	$(1,156)	$936	$(1,972)	$1,228

5.	EARNINGS PER SHARE (“EPS”)

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income per the Consolidated Statements of Income	$11,782	$13,313	$38,848	$36,459
Less: Dividends paid and earnings allocated to participating securities	(41)	(34)	(113)	(97)
Income attributable to common stock	$11,741	$13,279	$38,735	$36,362
Weighted average common shares outstanding, including participating securities	37,220,933	37,528,933	37,428,595	37,627,568
Less: weighted average participating securities	(154,775)	(162,074)	(156,311)	(169,797)
Weighted average common shares outstanding	37,066,158	37,366,859	37,272,284	37,457,771
Basic EPS	$0.32	$0.36	$1.04	$0.97
Income attributable to common stock	$11,741	$13,279	$38,735	$36,362
Weighted average common shares outstanding	37,066,158	37,366,859	37,272,284	37,457,771
Weighted average common equivalent shares outstanding	123,490	74,996	127,456	79,045
Weighted average common and equivalent shares outstanding	37,189,648	37,441,855	37,399,740	37,536,816
Diluted EPS	$0.32	$0.35	$1.04	$0.97

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no “out-of-the-money” stock options during the three-month or nine-month ended September 30, 2018 or 2017.

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

The Company’s only in-scope revenue stream that is subject to the accounting standard is service fees on deposit accounts (including interchange fees), which is disclosed on the Consolidated Statements of Operations as “Service charges and other fees.” For the three-month and nine-month period ended September 30, 2018, service charges and other fees totaled $1,233 and $3,443, respectively.

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

The Company adopted ASU 2016-01 on January 1, 2018. As a result of adoption all registered mutual funds and trading securities were reclassified as marketable equity securities on the Consolidated Statement of Financial Conditions and are recorded at fair value with changes in fair value recorded through the income statement. Additionally, $153 of unrealized gains, net of taxes, was reclassified from accumulated other comprehensive income to beginning retained earnings on January 1, 2018. Marketable equity securities are excluded from the tables for the period ended September 30, 2018.

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Agency Notes	$5,096	$—	$8	$5,088
Pass-through MBS issued by Government-sponsored Enterprises (“GSEs”)	353,124	1	5,478	347,647
Agency Collateralized Mortgage Obligation (“CMO”)	119,172	227	1,556	117,843
Total debt securities available-for-sale	$477,392	$228	$7,042	$470,578

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Registered Mutual Funds	$3,779	$311	$84	$4,006
Pass-through MBS issued by GSEs	72,938	16	325	72,629
CMO	278,251	669	165	278,755
Total investment securities available-for-sale	$354,968	$996	$574	$355,390

The carrying amount of securities pledged as collateral for the Bank’s first loss guarantee was $26,827 and $28,738 at September 30, 2018 and December 31, 2017, respectively (see Note 10).

At September 30, 2018, the available-for-sale agency notes possessed a weighted average contractual maturity of 0.8 years.  At September 30, 2018, available-for-sale pass-through MBS issued by GSEs possessed a weighted average contractual maturity of 13.7 years.  As of September 30, 2018, the available-for-sale agency CMO securities had a weighted average term to maturity of 12.1 years.

During the three-month period ended September 30, 2017, the Company sold its entire portfolio of investment securities held-to-maturity consisting of six pooled trust preferred securities (“TRUP CDO”) securities, of which five were deemed to be OTTI. The TRUP CDO portfolio was sold as part of the Company’s strategy to take advantage of investment opportunities. The Company will evaluate purchases of securities for appropriate classification. During the three-month and nine-month periods ended September 30, 2017, the Company recognized amortization of $26 and $52, respectively, of the unamortized portion of unrealized losses that were recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity), and $9 and $17, respectively, on the unamortized portion of previous credit losses recognized in accumulated other comprehensive loss.

Proceeds from the sales of available for sale pass-through MBS issued by GSEs totaled $274 during the three-month and nine-month period ending September 30, 2018.  Gross gains of $4 were recognized on these sales.  The tax expense related to the gain on sale of available for sale pass-through MBS issued by GSEs recognized during the three-month and nine-month periods ending September 30, 2018 was $1.  There were no sales of available for sale pass-through MBS issued by GSEs during the three-month and nine-month periods ended September 30, 2017.

There were no sales of available-for-sale CMOs during the three-month period ended September 30, 2018. Proceeds from the sales of available-for-sale CMOs totaled $158,484 during the nine-month period ended September 30, 2018. Gross gains of $1,370 were recognized on these sales. The tax expense related to the gain on sales of available-for-sale CMOs recognized during the nine month period ended September 30, 2018 was $440.  There were no sales of available-for-sale CMOs during the three-month or nine-month periods ended September 30, 2017.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds:
Marketable equity securities	$394	$—	$923	$—
Investment securities available-for-sale	—	137	—	240
Trading securities	—	85	—	4,629

The remaining gain or loss on securities shown in the unaudited condensed consolidated statements of income was due to market valuation changes.  Net gains of $94 and $110 were recognized on marketable equity securities for the three-month and nine-month periods ended September 30, 2018, respectively.  Net gains of $3 and $41 were recognized on trading securities during the three-month and nine-month periods ended September 30, 2017, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Agency Notes	$5,088	$8	$—	$—	$5,088	$8
Pass through MBS issued by GSEs	289,994	4,546	47,569	932	337,563	5478
Agency CMO	51,362	1,435	4,664	121	56,026	1,556

	December 31, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Registered Mutual Funds	$—	$—	$2,591	$84	$2,591	$84
Pass through MBS issued by GSEs	55,819	325	—	—	55,819	325
Agency CMO	86,746	96	3,168	69	89,914	165

The issuers of debt securities available-for-sale are U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at September 30, 2018.

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

The Bank had no loans classified as doubtful as of September 30, 2018 or December 31, 2017. All real estate and C&I loans not classified as Special Mention or Substandard were deemed pass loans at both September 30, 2018 and December 31, 2017.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$70,657	$—	$807	$—	$71,464
Multifamily residential and residential mixed-use	4,009,338	3,142	2,944	—	4,015,424
Commercial mixed-use real estate	381,547	1,329	4,310	—	387,186
Commercial real estate	717,892	497	855	—	719,244
ADC	11,144	—	—	—	11,144
Total real estate	5,190,578	4,968	8,916	—	5,204,462
C&I	207,743	—	—	—	207,743
Total Real Estate and C&I	$5,398,321	$4,968	$8,916	$—	$5,412,205

	Balance at December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$62,042	$178	$875	$—	$63,095
Multifamily residential and residential mixed-use	4,374,388	6,326	466	—	4,381,180
Commercial mixed-use real estate	396,647	—	4,908	—	401,555
Commercial real estate	602,448	1,897	4,703	—	609,048
ADC	9,189	—	—	—	9,189
Total real estate	5,444,714	8,401	10,952	—	5,464,067
C&I	136,671	—	—	—	136,671
Total Real Estate and C&I	$5,581,385	$8,401	$10,952	$—	$5,600,738

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

Grade	September 30, 2018	December 31, 2017
Performing	$1,159	$1,375
Non-accrual	3	4
Total	$1,162	$1,379

The following is a breakdown of the past due status of the Company’s investment in loans (excluding accrued interest) as of the dates indicated:

	At September 30, 2018
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$72	$449	$—	$443	$964	$70,500	$71,464
Multifamily residential and residential mixed-use	—	—	—	1,473	1,473	4,013,951	4,015,424
Commercial mixed-use real estate	—	—	—	204	204	386,982	387,186
Commercial real estate	—	—	1,242	855	2,097	717,147	719,244
ADC	—	—	—	—	—	11,144	11,144
Total real estate	$72	$449	$1,242	$2,975	$4,738	$5,199,722	$5,204,462
C&I	$—	$—	$—	$—	$—	$207,743	$207,743
Consumer	$7	$3	$—	$3	$13	$1,149	$1,162

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2018.

	At December 31, 2017
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$10	$23	$6,397	$436	$6,866	$56,229	$63,095
Multifamily residential and residential mixed-use	—	—	1,669	—	1,669	4,379,511	4,381,180
Commercial mixed-use real estate	—	—	520	93	613	400,942	401,555
Commercial real estate	—	—	11,349	—	11,349	597,699	609,048
ADC	—	—	—	—	—	9,189	9,189
Total real estate	$10	$23	$19,935	$529	$20,497	$5,443,570	$5,464,067
C&I	$—	$—	$—	$—	$—	$136,671	$136,671
Consumer	$4	$—	$—	$4	$8	$1,371	$1,379

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2017.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on four real estate loans with an aggregate outstanding balance of $1,242 at September 30, 2018, and fourteen real estate loans with an aggregate outstanding balance of $19,935 at December 31, 2017, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured, and repayment or refinance is expected, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

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

	As of September 30, 2018		As of December 31, 2017
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	1	$16	1	$22
Multifamily residential and residential mixed-use	2	277	3	619
Commercial mixed-use real estate	1	4,107	1	4,174
Commercial real estate	—	—	1	3,296
Total real estate	5	$4,400	6	$8,111

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank’s determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations. There was one TDR for $314 on non-accrual status at September 30, 2018 and none at December 31, 2017.

The Company has not restructured any C&I or consumer loans, as these loan portfolios have not experienced any problem issues warranting restructuring. Therefore, all TDRs were collateralized by real estate at both September 30, 2018 and December 31, 2017.

There were no loans modified in a manner that met the criteria of a TDR during the three-month or nine-month periods ended September 30, 2018 or 2017.

As of September 30, 2018 and December 31, 2017, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month or nine-month periods ended September 30, 2018 or 2017 (thus no impact to the allowance for loan losses during those periods).

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

The allowance for loan losses consists of specific and general components. At September 30, 2018, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the FNMA Limits, and consumer loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At September 30, 2018 and December 31, 2017, there were no allocated reserves related to TDRs within the allowance for loan losses.

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

Reserve for Loan Commitments

At both September 30, 2018 and December 31, 2017, respectively, the Bank maintained a reserve of $25 associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended September 30, 2018
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$123	$14,299	$1,382	$2,285	$141	$18,230	$2,737	$17
Provision (credit) for loan losses	(2)	(312)	(43)	220	8	(129)	463	1
Charge-offs	(1)	(1)	—	—	—	(2)	—	—
Recoveries	10	—	3	—	—	13	—	—
Ending balance	$130	$13,986	$1,342	$2,505	$149	$18,112	$3,200	$18

	At or for the Three Months Ended September 30, 2017
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$122	$17,372	$1,411	$2,034	$6	$20,945	$1,023	$17
Provision (credit) for loan losses	(7)	(709)	37	49	8	(622)	643	2
Charge-offs	(2)	(12)	—	—	—	(14)	—	—
Recoveries	2	11	—	—	—	13	—	—
Ending balance	$115	$16,662	$1,448	$2,083	$14	$20,322	$1,666	$19

	At or for the Nine Months Ended September 30, 2018
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$116	$15,219	$1,388	$2,147	$123	$18,993	$2,021	$19
Provision (credit) for loan losses	171	(1,232)	(43)	358	26	(720)	2,358	3
Charge-offs	(169)	(1)	(6)	—	—	(176)	(1,179)	(4)
Recoveries	12	—	3	—	—	15	—	—
Ending balance	$130	$13,986	$1,342	$2,505	$149	$18,112	$3,200	$18

	At or for the Nine Months Ended September 30, 2017
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$145	$16,555	$1,698	$2,118	$—	$20,516	$—	$20
Provision (credit) for loan losses	(30)	155	(254)	(35)	14	(150)	1,666	4
Charge-offs	(15)	(104)	—	—	—	(119)	—	(5)
Recoveries	15	56	4	—	—	75	—	—
Ending balance	$115	$16,662	$1,448	$2,083	$14	$20,322	$1,666	$19

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At September 30, 2018
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&	I	Consumer Loans
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—		$—
Collectively evaluated for impairment	130	13,986	1,342	2,505	149	18,112	3,200		18
Total ending allowance balance	$130	$13,986	$1,342	$2,505	$149	$18,112	$3,200		$18

Loans:
Individually evaluated for impairment	$16	$1,750	$4,311	$855	$—	$6,932	$—		$—
Collectively evaluated for impairment	71,448	4,013,674	382,875	718,389	11,144	5,197,530	207,743		1,162
Total ending loans balance	$71,464	$4,015,424	$387,186	$719,244	$11,144	$5,204,462	$207,743		$1,162

	At December 31, 2017
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Mixed-Use Real Estate	Commercial Real Estate	ADC	Total Real Estate	C&	I	Consumer Loans
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—		$—
Collectively evaluated for impairment	116	15,219	1,388	2,147	123	18,993	2,021		19
Total ending allowance balance	$116	$15,219	$1,388	$2,147	$123	$18,993	$2,021		$19

Loans:
Individually evaluated for impairment	$22	$619	$4,267	$3,296	$—	$8,204	$—		$—
Collectively evaluated for impairment	63,073	4,380,561	397,288	605,752	9,189	5,455,863	136,671		1,379
Total ending loans balance	$63,095	$4,381,180	$401,555	$609,048	$9,189	$5,464,067	$136,671		$1,379

There were no impaired loans with a related allowance recorded as of September 30, 2018 or December 31, 2017.  The following table summarizes impaired loans with no related allowance recorded as of the dates indicated (by collateral type within the real estate loan segment):

	At September 30, 2018			At December 31, 2017
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$16	$16	$—	$22	$22	$—
Multifamily residential and residential mixed-use	1,750	1,750	—	619	619	—
Commercial mixed-use real estate	4,311	4,311	—	4,267	4,267	—
Commercial real estate	855	855	—	3,296	3,296	—
Total with no related allowance recorded	$6,932	$6,932	$—	$8,204	$8,204	$—

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$17	$—	$397	$7
Multifamily residential and residential mixed-use	1,174	8	1,943	13
Commercial mixed-use real estate	4,204	58	4,306	43
Commercial real estate	1,066	35	3,321	33
Total with no related allowance recorded	6,461	101	9,967	96

With an allowance recorded:
C&I	—	—	—	—
Total	$6,461	$101	$9,967	$96

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$19	$—	$400	$21
Multifamily residential and residential mixed-use	892	43	2,623	75
Commercial mixed-use real estate	4,230	131	4,539	131
Commercial real estate	2,177	152	3,339	100
Total with no related allowance recorded	7,318	326	10,901	327

With an allowance recorded:
C&I	295	—	—	—
Total	$7,613	$326	$10,901	$327

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

10.	LOAN SECURITIZATION

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

With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse FHLMC for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date.  At both September 30, 2018 and December 31, 2017, respectively, the Bank maintained a liability of $420 for the exposure to the reimbursement agreement with FHLMC, the first loss guarantee. Any increases or reductions in this liability are recognized in periodic non-interest expense.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.  During the next twelve months, the Company estimates that an additional $1,615 will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	At September 30, 2018				At December 31, 2017
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	11	$200,000	$7,353	$–	7	$135,000	$4,041	$—

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of September 30, 2018 and 2017.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate products
Amount of gain (loss) recognized in other comprehensive income	$966	$24	$3,792	$(573)
Amount of gain (loss) reclassified from other comprehensive income into interest expense	212	(68)	462	(247)

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

	At September 30, 2018
	Gross Amounts	Gross Amounts Offset in the	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Statement of Financial Position
	of Recognized Assets	Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
FHLB Advances	$7,353	$—	$7,353	$—	$—	$7,353

	At December 31, 2017
	Gross Amounts	Gross Amounts Offset in the	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Statement of Financial Position
	of Recognized Assets	Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
FHLB Advances	$4,041	$—	$4,041	$—	$—	$4,041

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

As of September 30, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7,433. If the Company had breached any of the above provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended September 30, 2018.

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

All debt securities available-for-sale are guaranteed either implicitly or explicitly by GSEs as of September 30, 2018 and December 31, 2017. Obtaining market values as of September 30, 2018 and December 31, 2017 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

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

		Fair Value Measurements at September 30, 2018 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$4,168	$4,168	$—	$—
International Equity Mutual Funds	239	239	—	—
Fixed Income Mutual Funds	1,704	1,704	—	—
Debt securities available-for-sale:
Agency Notes	5,088	—	5,088	—
Pass-through MBS issued by GSEs	347,647	—	347,647	—
Agency CMOs	117,843	—	117,843	—
Derivative – interest rate product	7,353	—	7,353	—

		Fair Value Measurements at December 31, 2017 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$460	$460	$—	$—
International Equity Mutual Funds	120	120	—	—
Fixed Income Mutual Funds	2,135	2,135	—	—
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,512	1,512	—	—
International Equity Mutual Funds	445	445	—	—
Fixed Income Mutual Funds	2,049	2,049	—	—
Pass-through MBS issued by GSEs	72,629	—	72,629	—
Agency CMOs	278,755	—	278,755	—
Derivative – interest rate product	4,041	—	4,041	—

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

Impaired Loans

Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Bank’s impaired loans were collateralized by real estate both at September 30, 2018 and at December 31, 2017, and were thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input) or discounted valuation of underlying collateral, such as accounts receivable for non-real estate loans. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management’s opinions concerning market developments or the client’s business.

At both September 30, 2018 and December 31, 2017, there were no impaired loans carried at fair value.

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

		Fair Value Measurements at September 30, 2018 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Financial Assets
Cash and due from banks	$132,822	$132,822	$—	$—	$132,822
Loans, net	5,392,037	—	—	5,323,822	5,323,822
Accrued interest receivable	17,379	—	1,144	16,235	17,379
FHLBNY capital stock	53,842	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,044,587	3,044,587	—	—	3,044,587
Certificates of Deposits (“CDs”)	1,337,663	—	1,333,445	—	1,333,445
Escrow and other deposits	119,796	119,796	—	—	119,796
FHLBNY Advances	1,042,925	—	1,032,262	—	1,032,262
Subordinated debt, net	113,722	—	112,585	—	112,585
Accrued interest payable	3,657	—	3,657	—	3,657

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$169,455	$169,455	$—	$—	$169,455
Loans, net	5,581,084	—	—	5,519,746	5,519,746
Accrued interest receivable	16,543	—	751	15,792	16,543
FHLBNY capital stock	59,696	N/A	N/A	N/A	N/A
Financial Liabilities
Savings, money market and checking accounts	3,311,560	3,311,560	—	—	3,311,560
CDs	1,091,887	—	1,192,964	—	1,192,964
Escrow and other deposits	82,168	82,168	—	—	82,168
FHLBNY Advances	1,170,000	—	1,164,947	—	1,164,947
Subordinated debt, net	113,612	—	115,337	—	115,337
Accrued interest payable	1,623	—	1,623	—	1,623

13.	RETIREMENT AND POSTRETIREMENT PLANS

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

The Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), on January 1, 2018.  The components of net periodic costs are included in other non-interest expense in the Consolidated Statements of Operations.  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30,
	2018		2017
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	291	13	329	14
Expected return on assets	(430)	—	(395)	—
Unrecognized past service liability	—	(2)	—	(2)
Amortization of unrealized loss (gain)	289	—	358	(1)
Net periodic cost	$150	$11	$292	$11

	Nine Months Ended September 30,
	2018		2017
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	874	40	987	42
Expected return on assets	(1,290)	—	(1,185)	—
Unrecognized past service liability	—	(6)	—	(6)
Amortization of unrealized loss (gain)	866	—	1,076	(3)
Net periodic cost	$450	$34	$878	$33

The Company disclosed in its consolidated financial statements for the year ended December 31, 2017 that it expected to make contributions to, or benefit payments on behalf of, benefit plans during 2018 as follows: Employee Retirement Plan - $17, Outside Director Retirement Plan - $226, Postretirement Plan - $121, and BMP - $564.  The Company made contributions of $12 and $24 to the Employee Retirement Plan during the three months and nine months ended September 30, 2018, respectively, and expects to make the remainder of the contributions during 2018.  The Company made benefit payments of $56 and $168 on behalf of the Outside Director Retirement Plan during the three and nine months ended September 30, 2018, respectively, and expects to make the remainder of the estimated net contributions or benefit payments during 2018. The Company made benefit payments totaling $41 and $91 on behalf of the Postretirement Plan during the three months and nine months ended September 30, 2018, respectively, and expects to make any additional contributions or benefit payments required for 2018.  The Company made benefit payments totaling $137 and $410 on behalf of the BMP during the three and nine month period ended September 30, 2018, respectively, and expects to make the remaining anticipated benefit payments during 2018.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans.  In addition to benefit payments from the defined benefit plan component of the BMP discussed above, a gross lump-sum distribution of $1,221 was made to a retired participant during the three-month period ended September 30, 2018. The distribution during the three-month period ended September 30, 2018 was satisfied by 49,440 shares of Common Stock (market value of $964) held by the previous Employee Stock Ownership Plan component of the BMP, of which 21,260 shares were returned to Treasury Stock to cover income tax liabilities.  As a result of the distribution, a non-cash tax benefit of $315 was recognized for the difference between market value and cost basis of the Common Stock held by the BMP.   For the nine-month period ended September 30, 2018, gross lump-sum distributions of $2,477 were made.  The distributions during the nine-month period ended September 30, 2018 were satisfied by 102,074 shares of common stock (market value of $1,963) held by the previous Employee Stock Ownership Plan component of the BMP, of which 49,895 shares were returned to Treasury Stock to cover income tax liabilities, and cash of $257 held by the defined contribution plan components of the BMP.  As a result of the distribution, a non-cash tax benefit of $608 was recognized for the difference between market value and cost basis of the Common Stock held by the BMP.

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

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	157,546	$15.53
Options granted	—	—
Options expired	(18,779)	17.50
Options exercised	(66,372)	$17.10
Options outstanding at September 30, 2018	72,395	$13.58	2.2	$309
Options vested and exercisable at September 30, 2018	72,395	$13.58	2.2	$309

During the nine-month period ended September 30, 2018, the cost of one exercise of 10,000 stock options was satisfied by 9,045 shares of Common Stock at an exercise price of $18.18.  These shares were returned to Treasury Stock.

Information related to stock options during each period is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cash received for option exercise cost	$—	$54	$954	$680
Income tax benefit recognized on stock option exercises(1)	(68)	—	(44)	69
Intrinsic value of options exercised	—	10	167	286

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2018	$150,567	$18.85
Shares granted	63,612	19.75
Shares vested	(56,742)	18.19
Shares forfeited	(2,014)	19.39
Unvested allocated shares at September 30, 2018	155,423	$19.45

Information related to restricted stock awards during each period is as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation expense recognized	$326	$353	$950	$1,195
Income tax benefit (expense) recognized on vesting of RSA(1)	0	3	(22)	78
Weighted average remaining years for which compensation expense is to be recognized	2.5	2.8	2.5	2.8

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2018	69,224	$19.19
Shares granted	81,353	18.55
Shares vested	(3,536)	18.83
Shares forfeited	(6,320)	19.19
Maximum aggregate share payout at September 30, 2018	140,721	$18.83
Minimum aggregate share payout	—	—
Expected aggregate share payout	93,813	$18.83

Compensation expense recorded for performance based equity awards was $(36) and $112 for the three-month and nine-month periods ended September 30, 2018, respectively.  Compensation expense recorded for performance based equity awards was $79 and $251 for the three-month and nine-month periods ended September 30, 2017, respectively.

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2018	—	$—
Shares granted	21,736	18.40
Shares vested	—	—
Shares forfeited	—	—
Maximum aggregate share payout at September 30, 2018	21,736	$18.40
Minimum aggregate share payout	—	—
Expected aggregate share payout	21,736	$18.40

Compensation expense recorded for sales incentive based equity awards was $113 and $136 for the three-month and nine-month periods ended September 30, 2018, respectively.

15.	SUBORDINATED NOTES PAYABLE

During the year ended December 31, 2017, the Holding Company issued $115,000 of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022.  The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears.  Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the Consolidated Statements of Financial Condition.  Interest expense related to the subordinated debt was $1,330 and $3,991 during the three months and nine months ended September 30, 2018, respectively.  Interest expense of $1,330 and $1,597 was recognized for the three months and nine months ended September 30, 2017.

16.	TRUST PREFERRED SECURITIES PAYABLE

On March 19, 2004, the Holding Company completed an offering of $72,165 of trust preferred securities through Dime Community Capital Trust I, an unconsolidated special purpose entity formed for the purpose of the offering. The trust preferred securities bear a fixed interest rate of 7.0%, mature on April 14, 2034, and became callable without penalty at any time on or after April 15, 2009.  Interest expense related to the trust preferred securities payable was $196 and $2,708 during the three and nine months ended September 30, 2017, respectively.

During the three months ended September 30, 2017, the Company fully redeemed its $70,680 of trust preferred securities borrowings at par from third parties.

17.	INCOME TAXES

During the three months ended September 30, 2018 and 2017, the Company’s consolidated effective tax rates were 23.1% and 35.2%, respectively. During the nine months ended September 30, 2018 and 2017, the Company’s consolidated effective tax rates were 24.0% and 37.0%, respectively. The lower effective tax rate during the three months and nine months ended September 30, 2018 compared to September 30, 2017 was the result of the Tax Act, which was enacted on December 22, 2017, and reduced the corporate federal tax rate from a maximum rate of 35% to a flat rate of 21%.  There were no other significant unusual income tax items during the three-month and nine-month periods ended either September 30, 2018 or 2017.

18.	SUBSEQUENT EVENTS

Subsequent to September 30, 2018, and through the date of this filing, the Company repurchased 131,349 shares of common stock into treasury at a weighted average price of $17.92 from the stock repurchase program announced in September 2007. This completed the stock repurchase program from September 2007. On October 26, 2018, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 1,824,040 shares, or 5.0% of the Company’s currently outstanding common stock. Through the date of this filing, the Company repurchased 35,500 shares of common stock into treasury at a weighted average price of $16.40 from the stock repurchase program announced in October 2018.  Following the shares repurchased, the Company had an additional 1,788,540 shares remaining for repurchase from the stock repurchase program announced in October 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares (the “Company”), is a Delaware corporation headquartered in the Brooklyn Heights neighborhood of Brooklyn, New York. The Company was organized in 1996 and is registered as a savings and loan holding company with the Board of Governors of the Federal Reserve System pursuant to section 10(l) of the Home Owners’ Loan Act, as amended. As of September 30, 2018, the Holding Company’s direct subsidiary was Dime Community Bank, a banking subsidiary that engages in commercial banking and financial services.  In 2004, the Company formed Dime Community Capital Trust I as a subsidiary, which issued $72.2 million of 7.0% trust preferred securities. During the year ended December 31, 2017, the Company fully redeemed the outstanding balance of $70.7 million, and dissolved the trust.  The Company also dissolved 842 Manhattan Ave Corp. during the year ended December 31, 2017 as this subsidiary was inactive. The Company’s common stock is traded on the Nasdaq Global Market under the symbol “DCOM.”

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

In addition to the Bank, the Holding Company’s direct and indirect subsidiaries consist of seven corporations, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company’s indirect subsidiaries, other than the Bank, as of September 30, 2018:

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

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,				At or For the Nine Months Ended September 30,
	2018		2017		2018		2017
Per Share Data:
EPS (Diluted)	$0.32		$0.35		$1.04		$0.97
Cash dividends paid per share	0.14		0.14		0.42		0.42
Book value per share	16.49		15.66		16.49		15.66
Dividend Payout Ratio	43.75%		40.00%		40.38%		43.30%
Performance and Other Selected Ratios:
Return on average assets	0.76%		0.85%		0.82%		0.79%
Return on average common equity	7.71		9.14		8.51		8.43
Net interest spread	2.11		2.38		2.20		2.39
Net interest margin	2.33		2.53		2.40		2.56
Average interest-earning assets to average interest-bearing liabilities	117.46		115.62		117.06		116.38
Non-interest expense to average assets	1.39		1.41		1.36		1.35
Efficiency Ratio	58.13		55.29		55.66		52.43
Loan-to-Deposit ratio at end of period	123.53		136.78		123.53		136.78
Effective tax rate	23.14		35.19		23.96		37.00
Asset Quality Summary:
Non-performing loans (1)	$2,978		$806		$2,978		$806
Non-performing assets	2,978		806		2,978		806
Net charge-offs (recoveries)	(11)		1		1,344		49
Non-performing loans/Total loans	0.06%		0.01%		0.06%		0.01%
Non-performing assets/Total assets	0.05		0.01		0.05		0.01
Allowance for loan loss/Total loans	0.39		0.37		0.39		0.37
Allowance for loan loss/Non-performing loans	716.25		2,730.40		716.25		2,730.40
Earnings to Fixed Charges Ratios (2)
Including interest on deposits	2.10	x	2.31	x	2.27	x	2.28	x
Excluding interest on deposits	3.82		4.26		4.57		4.45

(1)	Non-performing loans are defined as all loans on non-accrual status.
(2)	Please refer to Exhibit 12.1 for further detail on the calculation of these ratios.

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

Total deposits decreased $21.2 million during the nine months ended September 30, 2018, and decreased $24.2 million during the nine months ended September 30, 2017. Within deposits, core deposits (i.e., non-CDs) decreased $267.0 million during the nine months ended September 30, 2018 and decreased $1.3 million during the nine months ended September 30, 2017. CDs increased $245.8 million during the nine months ended September 30, 2018 compared to a decrease of $23.0 million during the nine months ended September 30, 2017. The decrease in growth during the current period was due primarily to $330.0 million of outflows from the Bank’s online money market account channel, DimeDirect, as the Bank’s posted rate lagged many of its online competitors, partially offset by successful gathering efforts tied to CD products.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY. At September 30, 2018, the Bank had an additional potential borrowing capacity of $1.16 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $127.1 million during the nine months ended September 30, 2018, compared to a $386.4 million increase during the nine months ended September 30, 2017, reflecting lower total assets.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate and, recently, C&I loans, the purchase of real estate loans, mortgage-backed and other securities, the repurchase of common stock into treasury, the payment of quarterly cash dividends to holders of the common stock, and the payment of semi-annual interest to holders of its outstanding subordinated debt. During the nine months ended September 30, 2018, principal repayments on real estate loans (including refinanced loans) totaled $618.2 million compared to $452.3 million during the nine months ended September 30, 2017. The increase resulted primarily from higher prepayment volume. During the nine months ended September 30, 2018 and 2017, real estate loan originations totaled $346.9 million and $687.3 million, respectively. The decrease was due to the offered rates on the Company’s multifamily loans being higher than competitors.

Sales of mortgage-back securities totaled $158.8 million during the nine-month period ended September 30, 2018. There were no sales of mortgage-backed securities during the nine-month period ended September 30, 2017. Purchases of mortgage-backed securities totaled $331.0 million during the nine-month period ended September 30, 2018. Security purchases were de-emphasized during the nine-month period ended September 30, 2017, as the yield offered in highly graded investment securities was not deemed sufficiently attractive.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At September 30, 2018, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well-capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of September 30, 2018:

	Actual Ratios at September 30, 2018		Basel III			Well Capitalized
	Bank	Consolidated Company	Minimum Requirement	Minimum Requirement Plus 1.875% Buffer(1)	Minimum Requirement Plus 2.5% Buffer(2)	Requirement Under FDIC Prompt Corrective Action Framework(3)
Tier 1 common equity ratio	13.26%	11.66%	4.50%	6.38%	7.0%	6.5%
Tier 1 risk-based based capital ratio	13.26	11.66	6.0	7.88	8.5	8.0
Total risk-based based capital ratio	13.71	14.54	8.0	9.88	10.5	10.0
Tier 1 leverage ratio	10.15	8.96	4.00	n/a	n/a	5.0

(1)	The 1.875% buffer percentage represents the phased-in requirement as of September 30, 2018.
(2)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(3)	Only the Bank is subject to these requirements.

Implementation of the initial phase capital conservation buffer under the Basel III Capital Rules on January 1, 2016 did not have a material impact upon the operations of the Bank or Holding Company. Management believes that, as of September 30, 2018, the Bank and the Holding Company would satisfy all capital categories requirements under the Basel III Capital Rules on a fully phased in basis as if such requirement had been in effect on that date.

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

The Holding Company repurchased 973,200 shares of its common stock during the nine months ended September 30, 2018 and no shares during the nine months ended September 30, 2017. As of September 30, 2018, up to 131,349 shares remained available for purchase under authorized share purchase programs.  See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $15.7 million and $15.8 million in cash dividends on common stock during the nine months ended September 30, 2018 and 2017, respectively.

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

The following table presents off-balance sheet arrangements as of September 30, 2018:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$101,351	$—	$—	$—	$101,351
Other loan commitments	94,782	—	—	—	94,782
Stand-by letters of credit	1,662	—	—	—	1,662
Total Off-Balance Sheet Arrangements	$197,795	$—	$—	$—	$197,795

Asset Quality

General

At both September 30, 2018 and December 31, 2017, the Company had neither whole loans nor loans underlying MBS that would have been considered subprime loans at origination, i.e., mortgage loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history.

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

The C&I portfolio is actively managed by the lenders and underwriters. All credit facilities at a minimum require an annual review of the exposure and typically terms of the loan require annual and interim financial reporting and have financial covenants to indicate expected performance levels. Guarantors are also required to, at a minimum, annually update their financial reporting. All exposures are risk rated and those entering adverse ratings due to financial performance concerns of the borrower or material delinquency of any payments or financial reporting are subjected to added management scrutiny. Measures taken typically include amendments to the amount of the available credit facility, requirements for increased collateral, a request for a capital infusion, additional guarantor support or a material enhancement to the frequency and quality of financial reporting. Loans determined to reach adverse risk rating standards are subject to quarterly updating to Credit Administration and executive management. When warranted, loans reaching a Substandard rating could be reassigned to Credit Administration for direct handling. Loans reaching this level of attention are subject to increased scrutiny inclusive of an outside legal counsel involvement and where appropriate a declaration of default with all potential remedies considered.

Non-accrual Loans

Within the Bank’s held-for-investment loan portfolio (excluding consumer loans), fifteen non-accrual loans totaled $3.0 million at September 30, 2018, and eight non-accrual loans totaled $0.5 million at December 31, 2017.  During the nine months ended September 30, 2018, eleven loans totaling $5.0 million were placed on non-accrual status, of which three loans totaling $1.3 million were fully charged-off, one loan totalling $1.2 million was fully satisfied, and principal amortization of $0.07 million was recognized on eight non-accrual loans. There were no changes on the remaining two non-accrual loans during the nine-month period ended September 30, 2018.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) totaled $6.9 million, consisting of nine loans, at September 30, 2018, compared to $8.2 million, consisting of seven loans, at December 31, 2017.  During the nine months ended September 30, 2018, six loans totaling $4.5 million were added to impaired status, of which two loans totaling $4.4 million were paid off, and two loans totaling $1.2 million were fully charged off.  During the nine months ended September 30, 2018, principal amortization totaling $0.2 million was recognized on impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$443	$436
Multifamily residential and residential mixed-use real estate	1,473	—
Commercial mixed use real estate	84	93
Commercial real estate	975	—
Consumer	3	4
Total non-accrual loans	2,978	533
Non-accrual one-to-four family residential and consumer loans deemed homogeneous loans	(446)	(440)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	16	22
Multifamily residential and residential mixed-use real estate	277	619
Commercial mixed-use real estate	4,107	4,174
Commercial real estate	—	3,296
Total TDRs	4,400	8,111
Impaired loans	$6,932	$8,204

(1)	There was one non-accruing TDR included in the total non-accrual loans in the table above at September 30, 2018. There were no non-accruing TDRs for December 31, 2017.

Ratios:
Total non-accrual loans to total loans	0.06%	0.01%
Total non-performing assets to total assets	0.05	0.01

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the nine months ended September 30, 2018 or 2017.

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

At September 30, 2018 and December 31, 2017, all TDRs but one were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

The Bank had no OREO properties at September 30, 2018 or December 31, 2017. The Bank did not recognize any provisions for losses on OREO properties during the nine months ended September 30, 2018 or 2017.

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had three real estate loans totaling $0.5 million and three real estate loans totaling $0.03 million that were delinquent between 30 and 89 days at September 30, 2018 and at December 31, 2017, respectively. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.03 million at both September 30, 2018 and December 31, 2017. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company’s allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods ended September 30, 2018 and December 31, 2017.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	September 30, 2018	December 31, 2017	September 30, 2017
	(Dollars in Thousands)
Impaired loans	$—	$—	$—
Pass graded loans:
Real estate loans	18,112	18,993	20,322
C&I loans	3,200	2,021	1,666
Consumer loans	18	19	19
Total	$21,330	$21,033	$22,007

Provisions of $1.6 million and $1.5 million were recorded during the nine month periods ended September 30, 2018 and September 30, 2017, respectively.  During the nine month period ended September 30, 2018, the loan loss provision was driven mainly by charge-offs of two C&I loans and one one-to-four family residential real estate loan.

For a further discussion of the allowance for loan losses and related activity during the three-month and nine-month periods ended September 30, 2018 and 2017, and as of December 31, 2017, please see Note 9 to the condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Assets.  Assets totaled $6.29 billion at September 30, 2018, $109.3 million below their level at December 31, 2017, primarily due to a decrease in the loan portfolio and cash and due from banks, partially offset by an increase in securities.

Total loans decreased $189.0 million during the nine months ended September 30, 2018. During the period, the Bank recognized $677.9 million of aggregate amortization on loans (also including refinancing of existing loans), which exceeded originations of $484.2 million.

Total securities increased by $118.6 million during the nine months ended September 30, 2018, as a result of holding increased on-balance sheet liquidity, which will be based on monetary policy, interest rates, the Bank’s funding needs, and periodic stress testing analysis.

Liabilities.  Total liabilities decreased $114.3 million during the nine months ended September 30, 2018, primarily due to a decrease of $127.1 million in FHLBNY advances and a decrease of $21.2 million in deposits.  Please refer to “Liquidity and Capital Resources” for a discussion of the decreases in deposits and FHLB advances during the nine months ended September 30, 2018.  The $37.6 million increase in escrow and other deposits at September 30, 2018 was in part due to the annual reassessment of borrower escrow accounts.

Stockholders’ Equity.  Stockholders’ equity increased $5.0 million during the nine months ended September 30, 2018, due primarily to net income of $38.8 million, partially offset by $15.7 million in cash dividends paid during the period, and the repurchase of 973,200 shares into treasury at a cost of $17.4 million.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General.  Net income was $11.8 million during the three months ended September 30, 2018, a decrease of $1.5 million from net income of $13.3 million during the three months ended September 30, 2017.  During the three months ended September 30, 2018, net interest income decreased by $3.4 million, non-interest income decreased by $2.1 million, and loan provisions increased by $0.3 million, offset by  a decrease in non-interest expense of $0.6 million and a decrease in income tax expense of $3.7 million.  The decrease in income taxes was due to the federal tax law change enacted in December 2017.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2018 and 2017 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,200,021	$47,486	3.65%	$5,842,921	$51,621	3.53%
C&I loans	186,686	2,729	5.85	86,014	1,043	4.85
Other loans	1,358	18	5.30	1,230	19	6.18
MBS	432,213	2,852	2.64	5,631	27	1.92
Investment securities	11,158	59	2.12	9,304	108	4.64
Other	185,292	1,480	3.19	139,153	811	2.33
Total interest-earning assets	6,016,728	54,624	3.63%	6,084,253	$53,629	3.53%
Non-interest earning assets	215,073			206,315
Total assets	$6,231,801			$6,290,568

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$114,865	$55	0.19%	$110,384	$58	0.21%
Money Market accounts	2,264,082	7,542	1.32	2,643,537	5,961	0.89
Savings accounts	347,041	50	0.06	362,423	45	0.05
CDs	1,297,857	5,714	1.75	932,208	3,344	1.42
Borrowed funds	1,098,713	6,235	2.25	1,213,786	5,763	1.88
Total interest-bearing liabilities	5,122,558	19,596	1.52%	5,262,338	$5,763	1.14%
Non-interest-bearing checking accounts	362,786			307,218
Other non-interest-bearing liabilities	135,435			138,467
Total liabilities	5,620,779			5,708,023
Stockholders’ equity	611,022			582,545
Total liabilities and stockholders’ equity	$6,231,801			$6,290,568
Net interest income		$35,028			$38,458
Net interest spread			2.11%			2.38%
Net interest-earning assets	$894,170			$821,915
Net interest margin			2.33%			2.53%
Ratio of interest-earning assets to interest-bearing liabilities			117.46%			115.62%

Deposits	$4,386,631	$13,361	1.21%	$4,355,770	$9,408	0.86%

Rate/Volume Analysis

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(5,784)	$1,648	$(4,136)
C&I loans	1,346	340	1,686
Other loans	2	(3)	(1)
MBS	2,430	395	2,825
Investment securities	16	(65)	(49)
Other	320	350	670
Total	$(1,670)	$2,665	$995

Interest-bearing liabilities:
Interest-bearing checking accounts	$2	$(6)	$(4)
Money market accounts	(1,070)	2,652	1,582
Savings accounts	(3)	8	5
CDs	1,454	916	2,370
Borrowed funds	(603)	1,075	472
Total	$(220)	$4,645	$4,425
Net change in net interest income	$(1,450)	$(1,980)	$(3,430)

Net Interest Income.  Net interest income was $35.0 million during the three months ended September 30, 2018, a decrease of $3.4 million from the three months ended September 30, 2017.  Average interest-earning assets were $6.02 billion for the three months ended September 30, 2018, a decrease of $67.5 million from $6.08 billion for the three months ended September 30, 2017. Net interest margin (“NIM”) was 2.33% during the three months ended September 30, 2018, down from 2.53% during the three months ended September 30, 2017, primarily due to the higher costs of deposits and borrowed funds.

Interest Income.  Interest income was $54.6 million during the three months ended September 30, 2018, an increase of $1.0 million from the three months ended September 30, 2017, primarily reflecting increases of interest income of $1.7 million on C&I loans, $2.8 million on mortgage-backed securities, and $0.7 in other interest earning assets, offset by a decrease of $4.1 million in interest income on real estate loans. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $100.7 million in the average balance of such loans during the period. The increased interest income from mortgage-backed securities was due to the increased average balance of $426.6 million, mainly as a result of the loan securitization transaction completed in December 2017.  The decreased interest income from real estate loans was due to a decrease in average balance of $642.9 million.

Interest Expense.  Interest expense increased $4.4 million, to $19.6 million, during the three months ended September 30, 2018, from $15.2 million during the three months ended September 30, 2017. The increased interest expense was mainly attributable to growth in certificates of deposits average balances of $365.6 million, and increased offering rates on both CD and money market account products, offset by a decrease in average balance of $379.5 million of such money market accounts, and decreased average balance on borrowings of $115.1 million.

Provision for Loan Losses. The Company recognized a provision for loan losses of $0.3 million during the three months ended September 30, 2018, compared to $0.02 million for the three months ended September 30, 2017.

Non-Interest Income.  Non-interest income was $2.2 million during the three months ended September 30, 2018, an decrease of $2.1 million from $4.3 million during the three months ended September 30, 2017, primarily due net gains of $1.6 million on sales of securities and other assets realized during the three months ended September 30, 2017.

Non-Interest Expense.  Non-interest expense was $21.6 million during the three months ended September 30, 2018, a decrease of $0.6 million from $22.2 million during the three months ended September 30, 2017, reflecting a decrease in data processing expense of $1.6 million, a decrease in marketing expense of $0.5 million, a decrease in FDIC deposit insurance premiums of $0.5 million, and a decrease in loss from extinguishment of debt of $1.3 million.  Offsetting these decreases were increases in salary and employee benefits of $2.4 million, an increase in occupancy and equipment expense of $0.4 million, and an increase in other expenses of $0.5 million.  The decrease in data processing cost was primarily the result of $1.7 million paid during the third quarter of 2017 for de-conversion costs associated with a change of the bank’s core processor.  The $0.5 million decrease in marketing expense was primarily due to reduced marketing initiatives for DimeDirect.  The $0.5 million decrease in FDIC insurance premiums is mainly the result of lower total assets.  The $1.3 million decrease in loss from extinguishment of debt was due to the acceleration of the remaining unamortized deferred origination costs from the redemption of $70.7 of trust preferred securities borrowings at par from third parties during the third quarter of 2017.  The increase of $2.4 million in salaries and employee benefits was due to new employees and their associated employee benefits expense.  The increase of $0.4 million in occupancy and equipment expense was attributable to new leases related to de novo retail branches established in Park Slope and Williamsburg, Brooklyn in the first quarter of 2018, as well as additional space related to the buildout of the Business Banking division.

Non-interest expense was 1.39% and 1.41% of average assets during the three-month periods ended September 30, 2018 and 2017, respectively.

Income Tax Expense.   Income tax expense was $3.5 million during the three months ended September 30, 2018, down $3.7 million from $7.2 million during the three months ended September 30, 2017.  The Company’s consolidated tax rate was 23.1% during the three months ended September 30, 2018, down from 35.2% during the three months ended September 30, 2017.  The lower tax rate during the three-month period ended September 30, 2018 was primarily the result of the tax law change enacted in December 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General.  Net income was $38.8 million during the nine months ended September 30, 2018, an increase of $2.4 million from net income of $36.5 million during the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, net interest income decreased by $4.8 million, the provision for loan losses increased by $0.1 million, non-interest income decreased by $0.1 million, and non-interest expense increased by $1.7 million, offset by a decrease in income tax expense of $9.2 million due to the federal tax law change enacted in December 2017.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2018 and 2017 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,314,378	$$144,889	3.64%	$5,763,348	$153,233	3.54%
C&I loans	156,543	6,541	5.57	43,421	1,558	4.78
Other loans	1,195	55	6.14	1,124	55	6.52
MBS	390,927	7,515	2.56	4,193	55	1.75
Investment securities	9,298	123	1.76	14,372	462	4.29
Other	197,439	4,537	3.06	115,787	2,139	2.46
Total interest-earning assets	6,069,780	163,660	3.60%	5,942,245	$157,502	3.53%
Non-interest earning assets	218,966			206,375
Total assets	$6,288,746			$6,148,620

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$121,937	$166	0.18%	$111,813	$$181	0.22%
Money Market accounts	2,349,419	20,753	1.18	2,701,404	17,880	0.88
Savings accounts	353,707	165	0.06	366,168	136	0.05
CDs	1,225,272	15,016	1.63	959,966	10,227	1.43
Borrowed funds	1,134,797	18,384	2.16	966,710	15,080	2.09
Total interest-bearing liabilities	5,185,132	54,484	1.40%	5,106,061	$43,504	1.14%
Non-interest-bearing checking accounts	336,444			299,744
Other non-interest-bearing liabilities	158,485			166,496
Total liabilities	5,680,061			5,572,301
Stockholders’ equity	608,685			576,319
Total liabilities and stockholders’ equity	$6,288,746			$6,148,620
Net interest income		$109,176			$113,998
Net interest spread			2.20%			2.39%
Net interest-earning assets	$884,648			$836,184
Net interest margin			2.43%			2.56%
Ratio of interest-earning assets to interest-bearing liabilities			117.06%			116.38%

Deposits	$4,386,779	$36,100	1.10%	$4,439,095	$28,424	0.86%

Rate/Volume Analysis

	Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$($12,302)	$$3,958	$($8,344)
C&I loans	4,393	591	4,984
Other loans	3	(3)	—
MBS	6,254	1,205	7,459
Investment securities	(114)	(225)	(339)
Other	1,693	705	2,398
Total	$(73)	$6,231	$6,158

Interest-bearing liabilities:
Interest-bearing checking accounts	$17	$(33)	$(16)
Money market accounts	(2,775)	5,648	2,873
Savings accounts	(2)	31	29
CDs	3,057	1,733	4,790
Borrowed funds	2,714	590	3,304
Total	$3,011	$7,969	$10,980
Net change in net interest income	$(3,084)	$(1,738)	$(4,822)

Net Interest Income.  Net interest income was $109.2 million during the nine months ended September 30, 2018, a decrease of $4.8 million from the nine months ended September 30, 2017.  Average interest-earning assets were $6.1 billion at September 30, 2018, an increase of $127.5 million from $5.9 billion on September 30, 2017. Net interest margin was 2.40% during the nine months ended September 30, 2018, down from 2.56% during the nine months ended September 30, 2017, mainly due to higher costs of deposits and an increase in average borrowed funds.

Interest Income.  Interest income was $163.7 million during the nine months ended September 30, 2018, an increase of $6.2 million from the nine months ended September 30, 2017, primarily reflecting increases in interest income of $5.0 million on C&I loans, $7.5 million on mortgage-backed securities, and $2.4 million on other interest-earning assets, offset by a decrease of $8.3 million in interest income on real estate loans. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $113.1 million in the average balances of such loans during the period. The increased interest income from mortgage-backed securities was due to the increase in the average balance of $386.7 million resulting primarily from the securitization of $280.2 million of multifamily loans in December 2017.  The increased interest income from other interest-earning assets was due to the increase in the average balance of $81.7 million resulting from higher balances of interest-bearing cash and higher interest rates.  The decreased interest income from real estate loans was due to a decrease in the average balance of $449.0 million.

Interest Expense.  Interest expense increased $11.0 million, to $54.5 million, during the nine months ended September 30, 2018, from $43.5 million during the nine months ended September 30, 2017. The increased interest expense was mainly attributable to an increase in average balances of borrowings of $168.1 million, and growth in certificates of deposits average balance of $265.3 million due to increased offering rates on CD products, and increased offering rates on money market accounts, offset by a decrease of $352.0 million in the average balance of money market accounts primarily driven by outflows from DimeDirect.

Provision for Loan Losses. The Company recognized a provision for loan losses of $1.6 million during the nine months ended September 30, 2018, compared to $1.5 million for the nine months ended September 30, 2017.   The increase in loan loss provision resulted mainly from a decrease in the real estate loan portfolio, offset by growth in the C&I loan portfolio, and charge-offs from two C&I loans and one one-to-four family residential real estate loan.

Non-Interest Income.  Non-interest income was $7.7 million during the nine months ended September 30, 2018, a decrease of $0.1 million from $7.8 million during the nine months ended September 30, 2017, due to a decrease of $2.5 million in gains on sale of loans, offset by gains of $1.4 million from the sale of securities, an increase of $0.8 million in service charges and other fees for higher mortgage related fees, and increased bank owned life insurance income of $0.5 million due to additional policies.

Non-Interest Expense.  Non-interest expense was $64.1 million during the nine months ended September 30, 2018, an increase of $1.7 million from $62.4 million during the nine months ended September 30, 2017, reflecting increases of $5.4 million in salaries and employee benefits, $0.7 million in other expenses, and $0.8 million in occupancy and equipment expense, offset by decreases in data processing costs of $1.1 million  $2.2 million in marketing expense, and $1.3 million in loss from extinguishment of debt during the comparative period. The $5.4 million in salaries and employee benefits increase was due to hiring of new employees and their associated employee benefits expense. The $0.8 million increase in occupancy expense was attributable to new leases related to de novo retail branches established in Park Slope and Williamsburg, Brooklyn in the first quarter of 2018, as well as additional space related to the buildout of the Business Banking division.  The decrease in data processing cost was mainly due to the change in de-conversion costs paid during the nine month period ended September 30, 2018 versus the costs paid in the previous nine month period ended September 30, 2017.  The $1.3 million decrease in loss from extinguishment of debt was due to the acceleration of the remaining unamortized deferred origination costs from the redemption of $70.7 million of trust preferred securities borrowings at par from third parties during the third quarter of 2017.  The $2.2 million decrease in marketing expense decrease was primarily due to reduced marketing initiatives for DimeDirect.

Non-interest expense was 1.36% and 1.35% of average assets during the nine-month periods ended September 30, 2018 and 2017, respectively.

Income Tax Expense.   Income tax expense was $12.2 million during the nine months ended September 30, 2018, down $9.2 million from $21.4 million during the nine months ended September 30, 2017.  The Company’s consolidated tax rate was 24.0% during the nine months ended September 30, 2018, down from 37.0% during the nine months ended September 30, 2017, primarily due to the tax law change enacted in December 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2017 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2018.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company’s market risk continues to reside at the Bank level.  The Bank’s largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2018, the Company owned thirteen marketable equity securities carried at a fair value of $6.4 million, in which market value adjustments are recorded through the statement of income.  During the nine months ended September 30, 2018, the Company conducted eleven transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Assets, Deposit Liabilities and Wholesale Funds.  There was no material change in the composition of assets, deposit liabilities or wholesale funds from December 31, 2017 to September 30, 2018.  See “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of deposit and borrowing activity during the period.

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

The analysis that follows presents, as of September 30, 2018 and December 31, 2017, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rate, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both September 30, 2018 and December 31, 2017.

	At September 30, 2018			At December 31, 2017
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$717,011	$(57,999)	(7.5)%	$572,782	$(93,677)	(14.1)%
Pre-Shock Scenario	775,010	—	—	666,459	—	—

The Bank’s Pre-Shock Scenario EVE increased from $666.5 million at December 31, 2017 to $775.0 million at September 30, 2018. The factors contributing to the more favorable valuation at September 30, 2018 included an increase in the value of the Bank’s loan portfolio and a decrease in the Bank’s core deposit liability. Partially offsetting the favorable valuation at September 30, 2018 was a decrease in the value of the Company’s investment portfolio. The more favorable valuation of the loan portfolio resulted primarily from a slight reduction in the overall duration of the portfolio. The decrease in the value of the Company’s core deposit liability resulted primarily from an increase in market interest rates from December 31, 2017 to September 30, 2018. The decrease in value of the Company’s investment portfolio resulted primarily from an increase in market rates from December 31, 2017 to September 30, 2018.

The Bank’s EVE in the +200 basis point Rate Shock Scenario increased from $572.8 million at December 31, 2017 to $717.0 million at September 30, 2018.  The factors contributing to the more favorable valuation included the previously noted increase in the Company’s loan portfolio and decrease in the value of the Company’s core deposit liability, and CDs, partially offset by a less favorable valuation of the Company’s security portfolio.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank’s net interest income over the 12-month period beginning September 30, 2018 assuming gradual changes in interest rates for the given Rate Shock Scenarios:

Gradual Change in Interest rates of:	Percentage Change in Net Interest Income (1)
+ 200 Basis Points	(2.08)%
+ 100 Basis Points	(1.99)%

(1)	The impact of 100 and 200 basis point reductions in interest rates are not presented in view of the current level of the federal funds rate and other short-term interest rates.

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2018, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

(c)          The Holding Company repurchased 973,200 shares of common stock into treasury during the nine-month period ended September 30, 2018. No existing repurchase programs expired during the nine months ended September 30, 2018, nor did the Company terminate any repurchase programs prior to expiration during the period. As of September 30, 2018, the Holding Company had an additional 131,349 shares remaining eligible for repurchase under its twelfth stock repurchase program, which was publicly announced in September 2007.  Subsequent to September 30, 2018, and through the date of this filing, the Company repurchased 131,349 shares of common stock into treasury at a weighted average price of $17.92 from the stock repurchase program announced in September 2007. Following the shares repurchased, the Company had no additional shares remaining for repurchase. On October 26, 2018, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 1,824,040 shares, or 5.0% of the Company’s currently outstanding common stock. Through the date of this filing, the Company repurchased 35,500 shares of common stock into treasury at a weighted average price of $16.40 from the stock repurchase program announced in October 2018.  Following the shares repurchased, the Company had an additional 1,788,540 shares remaining for repurchase from the stock repurchase program announced in October 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 28, 2018 (File No. 000-27782))

4.1
Draft Stock Certificate of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the SEC on September 28, 1998 (File No. 000-27782))

4.2
Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

4.3
First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

12.1	Computation of ratio of earnings to fixed charges
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 8, 2018	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: November 8, 2018	By:	/s/ JAMES L. RIZZO
James L. Rizzo
Senior Vice President and Comptroller (Principal Financial Officer)