Form 10-K
period 2018-12-31
DIME COMMUNITY BANCSHARES INC
filed 2019-03-14
CIK 1005409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $633.2 million based upon the $19.50 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2018.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at March 14, 2019
$0.01 Par Value	35,895,884

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 23, 2019 and any adjournment thereof, are incorporated by reference in Part III.

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. together with its direct and indirect subsidiaries, the “Company”) in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
●	the net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows, loan demand or real estate values may affect the business of Dime Community Bank (the “Bank”);
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
●	changes in corporate and/or individual income tax laws may adversely affect the Company’s business or financial condition or results of operations;
●
general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry, may different than the Company currently anticipates;

●	legislative, regulatory or policy changes may adversely affect the Company’s business or results of operations;
●	technological changes may be more difficult or expensive than the Company anticipates;
●	success or consummation of new business initiatives or the integration of any acquired entities may be more difficult or expensive than the Company anticipates;
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

General

Dime Community Bancshares, Inc. (the “Holding Company,” and together with its direct and indirect subsidiaries, the “Company”), is a Delaware corporation headquartered in the Brooklyn Heights neighborhood of Brooklyn, New York. The Company was organized in 1996 and is registered as a savings and loan holding company with the Board of Governors of the Federal Reserve System pursuant to section 10(l) of the Home Owners’ Loan Act, as amended. As of December 31, 2018, the Holding Company’s direct subsidiary was Dime Community Bank (the “Bank”), a banking subsidiary that engages in commercial banking and financial services. In 2004, the Company formed Dime Community Capital Trust I as a subsidiary, which issued $72.2 million of 7.0% trust preferred securities. During the year ended December 31, 2017, the Company fully redeemed the outstanding balance of $70.7 million, and dissolved the trust.  The Company’s common stock (“Common Stock”) is traded on the Nasdaq Global Market under the symbol “DCOM.”

Dime Community Bank, a New York State-chartered stock savings bank, formerly known as The Dime Savings Bank of Williamsburgh, was founded in 1864. As of December 31, 2018, the Bank operated twenty-nine full service retail banking offices located in the New York City (“NYC”) boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, and, to an increasing extent, commercial and industrial (“C&I”) loans and one-to-four family residential real estate loans, as well as mortgage-backed securities, obligations of the U.S. government and government- sponsored enterprises (“GSEs”), and corporate debt and equity securities. The substantial majority of the Bank’s lending occurs in the greater NYC metropolitan area. The Bank has four active subsidiaries, including two real estate investment trusts that hold one-to-four family loans and multifamily residential and commercial real estate loans; Dime Insurance Agency, which engages in general insurance agency activities; and Boulevard Funding Corporation, which holds and manages real estate.

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

The Bank maintains its headquarters in the borough of Brooklyn, New York, and as of December 31, 2018 operated twenty-nine full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, and via the internet. The Bank’s primary lending area is in the greater NYC metropolitan area, although its overall lending area is larger, extending approximately 50 miles in each direction from its corporate headquarters in Brooklyn. The majority of the Bank’s loans are secured by properties located in its primary lending area, with approximately 83% secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan as of December 31, 2018.

The NYC banking environment is extremely competitive. The Bank’s competition for loans exists principally from other savings banks, commercial banks, mortgage banks, and insurance companies and GSEs. The Bank continues to face sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 93.4% of the Bank’s loan portfolio at December 31, 2018. Competition for C&I and one-to-four family loans also exists as the Bank develops these portfolios.

The Bank gathers deposits in direct competition with other savings banks, commercial banks and brokerage firms, many among the largest in the nation. It must additionally compete for deposit monies with the stock and bond markets, especially during periods of strong performance in those arenas. Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape. Facing increasingly larger and more efficient competitors, the Bank’s strategy to attract depositors has utilized various marketing approaches, relationship-based lending funded by low cost deposits and the delivery of technology-enhanced, and customer-friendly banking services while controlling operating expenses.

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

Lending Activities

The Bank historically focused on originating non-recourse loans, sourced by brokers, on multifamily and commercial real estate properties to limited liability companies. In early 2017, the Bank hired two seasoned executives to build out a relationship-banking platform that would provide both deposit products and directly-sourced loan products to business customers in its footprint. The Bank’s lending is subject to the Bank’s lending policies, which are approved by the Board’s Lending and Community Reinvestment Act (“CRA”) Committee on an annual basis. The types of loans the Bank may originate are subject to New York State (“NYS”) laws and regulations (See “Item 1. Business - Regulation – Regulation of New York State Chartered Savings Banks”).

The Board of Directors of the Bank establishes lending authority levels for the various loan products offered by the Bank. The Bank maintains a Loan Operating Committee which, as of December 31, 2018, consisted of the President and Chief Executive Officer, Senior Executive Vice President and Chief Operating Officer, Senior Executive Vice President and Chief Banking Officer, Executive Vice President and Chief Risk Officer, Executive Vice President and Chief Lending Officer, Senior Vice President and Senior Lending Officer of Commercial Lending, and Senior Vice President and Chief Credit Officer. The Loan Operating Committee has the authority to approve any portfolio loan origination. All loans approved by the Loan Operating Committee are presented to the Bank’s Board of Directors for its review.  Loans above $35 million must also be approved by the Executive Committee of the Board.

The Bank originates both adjustable-rate mortgages (“ARMs”) and fixed-rate loans, depending upon customer demand and market rates of interest.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2018 and December 31, 2017 – Loan Portfolio Composition” for details on the Bank’s loan portfolio.

Multifamily Residential and Commercial Real Estate Lending

The majority of the Bank’s lending activities consist of originating adjustable- and fixed-rate multifamily residential (generally buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank’s primary lending area.

At December 31, 2018, multifamily residential loans (generally secured by buildings that contain between 5 and 100 apartments) and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) “mixed-use” properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar. The Bank classified loans secured by fully residential apartment buildings as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either residential mixed-use (a component of total multifamily residential loans) or commercial mixed-use (a component of total commercial real estate loans) based upon the percentage of the property’s rental income received from its residential as compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate.

Multifamily residential loans in the Bank’s portfolio generally range in amount from $0.5 million to $5.0 million.  Commercial real estate loans in the Bank’s portfolio generally range in amount from $1.0 million to $5.0 million.

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

Multifamily residential real estate loans are either retained in the Bank’s portfolio, sold in the secondary market to other third-party financial institutions, or may be securitized. The Bank currently has no formal arrangement pursuant to which it sells multifamily residential or commercial real estate loans to the secondary market.

The Bank’s underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.20x for multifamily residential and 1.25x for commercial real estate loans. The weighted average loan-to-value and debt service ratios approximated 60% and 1.52x, respectively, on all multifamily residential real estate loans originated during the year ended December 31, 2018, and 46% and 1.97x, respectively, on commercial real estate loans originated during the year ended December 31, 2018. The Bank additionally requires all multifamily residential and commercial real estate borrowers to represent that they are unaware of any environmental risks directly related to the collateral. In instances where the Bank's property inspection procedures indicate a potential environmental risk on a collateral property, the Bank will require a Phase 1 environmental risk analysis to be completed, and will decline loans where any significant residual environmental liability is identified. The Bank further considers the borrower's experience in owning or managing similar properties, the Bank's lending experience with the borrower, and the borrower's credit history and business experience, as well as other criteria.

It is the Bank’s policy to require appropriate insurance protection at closing, including title, hazard, and when applicable, flood insurance, on all real estate loans. Borrowers generally are required to advance funds for certain expenses such as real estate taxes, hazard insurance and flood insurance.

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

Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one-to-four family and multifamily residential real estate loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans is generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon its rentability, among other commercial factors. This increased risk is partially mitigated in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; (ii) the Bank will generally favor investments in mixed-use commercial properties that derive some portion of income from residential units, which provide a more reliable source of cash flow and lower vacancy rates, and (iii) the interest rate on commercial real estate loans generally exceeds that on multifamily residential loans.

Included in commercial real estate loans are also certain Small Business Administration (“SBA”) loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. The Bank will continue to service the loan after the sale.

As a NYS-chartered stock savings bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not subject to the regulations of its primary regulator, the New York State Department of Financial Services (“NYSDFS”) limiting individual loan or borrower exposures.

Commercial and Industrial (“C&I”) Loans

The C&I loan portfolio is primarily comprised of lines of credit, revolving lines of credit, and term loans. These loans are originated as part of the Bank’s relationship-based lending to borrowers who are either businesses or high net worth individuals. The lines of credit are generally secured by the assets of the business, though they may at times be issued on an unsecured basis. Generally speaking, they are subject to renewal on an annual basis based upon review of the borrower’s financial statements. Term loans are generally secured by either specific or general asset liens of the borrower’s business. These loans are granted based upon the strength of the cash generation ability of the borrower.

The Bank may originate adjustable- and fixed-rate C&I loans. C&I loans in the Bank’s portfolio vary in size depending on the type of product. As of December 31, 2018, the C&I portfolio primarily consisted of loans to the following industries: finance and insurance; healthcare and social assistance; accommodation and food services; real estate rental and leasing; and generally high net worth individuals. As of December 31, 2018, the largest C&I loan was $18.2 million.

Included in C&I loans are also certain SBA loans in which the loan is secured by underlying assets of the business. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. The Bank will continue to service the loan after the sale.

One-to-four family Residential and Condominium / Cooperative Apartment Lending

Prior to February 2013, the Bank generally sold its newly originated one-to-four family fixed-rate residential loans in the secondary market. During the year ended December 31, 2013, the Bank ceased all one-to-four family fixed-rate residential lending in order to focus on its core multifamily residential and commercial real estate lending activities.

During the year ended December 31, 2018, the Bank resumed originations of one-to-four family loan products under a newly hired, experienced Residential Lending team.  This initiative is intended to offer more lending products to its borrowers across its branch locations and existing business clientele and to diversify the Bank’s lending portfolio. The Bank will continue to sell originations of one-to-four family fixed-rate residential loans in the secondary market, and retain non-conforming and adjustable rate loans on its balance sheet.  The Bank outsources the servicing of a portion of its one-to-four family loan portfolio, including one-to-four family loans serviced for other investors, to an unrelated third party under a sub-servicing agreement.

Home Equity and Home Improvement Loans

During the year ended December 31, 2013, the Bank ceased origination of home equity and home improvement loans.  The Bank may offer home equity and home improvement loan products under the Residential Lending team during 2019. In the existing portfolio, home equity loans and home improvement loans, the majority of which are included in one-to-four family loans, were originated to a maximum of $500,000. The combined balance of the first mortgage and home equity or home improvement loan was not permitted to exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan. At the time of origination, interest rates offered on home equity and home improvement loans was initially at the prime interest rate, and after six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time. The interest rate on the loan can never fall below the rate at origination.

Equity Lines of Credit on Multifamily Residential and Commercial Real Estate Loans

Equity lines of credit are available on multifamily residential and commercial real estate loans. These loans are underwritten in the same manner as first mortgage loans on these properties, except that the combined first mortgage amount and equity line are used to determine the loan-to-value ratio and minimum debt service coverage ratio. The interest rate on multifamily residential and commercial real estate equity lines of credit adjusts regularly.

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

Consumer Loans

Consumer loans in the Bank’s portfolio consist of depositor loans and other consumer installment products. The balances of these loans are generally small dollar balances.

Asset Quality

General

The Bank does not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 6 to the Company’s Consolidated Financial Statements for a discussion of evaluation for impaired investment securities and MBS.

Monitoring and Collection of Delinquent Loans

Management of the Bank reviews delinquent loans on a monthly basis and reports to its Board of Directors at each regularly scheduled Board meeting regarding the status of all non-performing and otherwise delinquent loans in the Bank’s portfolio.

The Bank's loan servicing policies and procedures require that an automated late notice be sent to a delinquent borrower as soon as possible after a payment is ten days late in the case of multifamily residential, commercial real estate loans, and C&I loans, or fifteen days late in connection with one-to-four family or consumer loans. A second letter is sent to the borrower if payment has not been received within 30 days of the due date, or 32 days for one-to-four family loans serviced by the subservicer. Thereafter, periodic letters are mailed and phone calls placed to the borrower until payment is received. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain the full payment due or negotiate a repayment schedule with the borrower to avoid foreclosure.

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

The C&I portfolio is actively managed by the Bank’s lenders and underwriters. All credit facilities at a minimum require an annual review of the exposure and typically terms of the loan require annual and interim financial reporting and have financial covenants to indicate expected performance levels. Guarantors are also required to, at a minimum, annually update their financial reporting. All exposures are risk rated and those entering adverse ratings due to financial performance concerns of the borrower or material delinquency of any payments or financial reporting are subjected to added management scrutiny. Measures taken typically include amendments to the amount of the available credit facility, requirements for increased collateral, a request for a capital infusion, additional guarantor support or a material enhancement to the frequency and quality of financial reporting. Loans determined to reach adverse risk rating standards are subject to quarterly updating to Credit Administration and executive management. When warranted, loans reaching a Substandard rating could be reassigned to Credit Administration for direct handling.

Troubled Debt Restructured Loans (“TDRs”)

Under ASC 310-40-15, the measurement, de-recognition, disclosure, and implementation guidance issues concerning troubled debt restructurings focused on the creditor’s records, the Bank is required to recognize loans for which certain modifications or concessions have been made as TDRs. A TDR has been created in the event that, for economic or legal reasons, a concession has been granted that would not have otherwise been considered to a debtor experiencing financial difficulties. The following criteria are considered concessions:

1.	A reduction of interest rate has been made for the remaining term of the loan;
2.	The maturity date of the loan has been extended with a stated interest rate lower than the current market rate for new debt with similar risk; or
3.	The outstanding principal amount and/or accrued interest have been reduced.

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

Allowance for Loan Losses

U.S. generally accepted accounting principles (“GAAP”) require the Bank to maintain an appropriate allowance for loan losses. The Bank maintains a Loan Loss Reserve Committee consisting of the Senior Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Risk Officer, Senior Vice President and Controller, Senior Vice President and Chief Accounting Officer, Senior Vice President and Chief Credit Officer, First Vice President - Loan Servicing, and Director of Credit Administration, charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve.

To assist the Loan Loss Reserve Committee in carrying out its assigned duties, the Bank engages the services of an independent, experienced third-party loan review firm to perform a review of the loan portfolio. The 2018 review program covered 50% of the non-one-to-four family and consumer loan portfolio, 100% of ADC loans, 100% of SBA loans, 100% of C&I loans greater than $0.25 million, and 100% of owner-occupied non-farm non-residential loans. Included within the annual 50% target of the non-one-to-four family and consumer loan portfolio were:

(1)	twenty largest loan relationships;
(2)	twenty largest loans;
(3)	ten largest multifamily residential real estate loans;
(4)	ten largest multifamily mixed-use real estate loans;
(5)	ten largest pure commercial real estate loan portfolio;
(6)	ten largest commercial mixed-use real estate loans;
(7)	50% of loans over $500,000 that were collateralized by properties located in New Jersey;
(8)	all loans over $500,000 that were scheduled to reprice during the year;
(9)	30% of all new loan originations during the year;
(10)	70% of all commercial real estate loans;
(11)	internally criticized and classified loans over $250,000 plus additionally identified loans; and
(12)	all commercial loans over $1.5 million that were in the lowest three categories of pass loan grade (including Watch list loans).

The Loan Loss Reserve Committee’s findings, along with recommendations for changes to loan loss reserve provisions, if any, are reported directly to certain members of the Bank’s executive management and the Board of Directors.

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

The Bank’s periodic evaluation of its allowance for loan losses is comprised of different components, each of which is discussed in Note 8 to the Company’s Consolidated Financial Statements.

The Bank also maintains a reserve associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Investment Activities

Investment strategies are implemented by the Asset and Liability Committee ("ALCO"), which is comprised of the President and Chief Executive Officer, Senior Executive Vice President and Chief Operating Officer, Senior Executive Vice President and Chief Banking Officer, Executive Vice President and Chief Risk Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Retail Officer, and other senior officers. The strategies take into account the overall composition of the Bank's balance sheet, including loans and deposits, and are intended to protect and enhance the Bank's earnings and market value, and effectively manage both interest rate risk and liquidity. The strategies are reviewed periodically by the ALCO and reported to the Board of Directors.

Investment Policy of the Bank

The investment policy of the Bank, which is approved by its Board of Directors, is designed to help achieve the Bank’s overall asset/liability management objectives while complying with applicable regulations. Generally, when selecting investments for the Bank’s portfolio, the policy emphasizes principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment. The policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, various types of MBS, municipal securities, corporate debt securities, commercial paper, certificates of deposit (“CDs”) and when applicable, overnight federal funds sold to financial institutions. The Bank’s Board of Directors periodically approves all financial institutions to which the Bank may sell federal funds.

The Bank’s investment policy allows for new investments in corporate debt to companies rated “investment grade” according to the investment policy at the time of purchase, and limits investments in any one corporate entity to the lesser of 2% of total assets or 20% of the Bank’s total capital. The investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Government, federal agencies and GSEs, to an amount not exceeding: 1% of total assets and 5% of the Bank’s total capital for municipal securities with a single “A” rating, 2% of total assets and 10% of total capital for municipal securities with a triple “A” rating, 1% of total assets and 15% of the Bank’s total capital for MBS and CMO securities with single “A” ratings, and 2% of total assets and 20% of total capital for MBS and CMO securities with triple “A” ratings. The Bank was in compliance with this policy limit at both December 31, 2018 and 2017. The Bank may engage in hedging transactions utilizing derivative instruments with Board approval. During the years ended December 31, 2018 and 2017, the Bank did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Federal Agency Obligations and Corporate Securities

Federal agency obligations and corporate securities are purchased from time to time in order to provide the Bank a favorable yield in comparison to overnight investments. Federal Agency Obligations possess sound credit ratings, and are readily accepted as collateral for the Bank’s borrowings. The Bank reviews the financials of the issuer of corporate note securities to assess the financial health and quality, as defined by the Bank’s investment policy, of the issuer at the time of purchase, and on annual basis.

MBS

The Bank’s investment policy calls for the purchase of only priority tranches when investing in MBS, and typically possess the highest credit rating from at least one nationally recognized rating agency. MBS provide the portfolio with investments offering desirable repricing, cash flow and credit quality characteristics. MBS yield less than the loans that underlie the securities as a result of the cost of payment guarantees and credit enhancements which reduce credit risk to the investor. Although MBS guaranteed by federally sponsored agencies carry a reduced credit risk compared to whole loans, such securities remain subject to the risk that fluctuating interest rates, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such loans and thus affect the value of such securities. MBS, however, are more liquid than individual real estate loans and may readily be used to collateralize borrowings. MBS also provide the Company with important interest rate risk management features, as the entire portfolio provides monthly cash flow for re-investment at current market interest rates.

Investment Strategies of the Holding Company

The Holding Company’s investment policy generally calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank. The investment policy allows for new investments in corporate debt to companies rated “investment grade” according to the investment policy at the time of purchase, and limits investments in any one corporate entity to the lesser of 2% of total assets or 20% of the Company’s total capital. The investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Government, federal agencies and GSEs, to an amount not exceeding: 1% of total assets and 5% of the Company’s total capital for municipal securities with a single “A” rating, 2% of total assets and 10% of total capital for municipal securities with a triple “A” rating, 1% of total assets and 15% of the Company’s total capital for MBS and CMO securities with single “A” ratings, and 2% of total assets and 20% of total capital for MBS and CMO securities with Triple “A” ratings. The Holding Company may, with Board approval, engage in hedging transactions utilizing derivative instruments. During the years ended December 31, 2018 and 2017, the Holding Company did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

Holding Company investments are generally intended primarily to provide future liquidity which may be utilized for general business activities, including, but not limited to: (1) purchases of Common Stock into treasury; (2) repayment of principal and interest on the Holding Company’s subordinated notes payable; (3) subject to applicable restrictions, the payment of dividends on the Common Stock; and/or (4) investments in the equity securities of other financial institutions and other investments not permitted to the Bank.

The Holding Company cannot assure that it will engage in these investment activities in the future. At December 31, 2018, the Holding Company’s principal asset was its $689.5 million investment in the Bank’s common stock. This investment in its subsidiary is not actively managed and falls outside of the Holding Company investment policy and strategy discussed above.

GAAP requires that investments in debt securities be classified in one of the following three categories and accounted for accordingly: trading securities, securities available-for-sale or securities held-to-maturity. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity referred to as accumulated other comprehensive loss, net of deferred taxes.  GAAP requires investments in equity securities that have readily determinable fair values be classified as marketable equity securities, with changes in fair value recognized through the Company’s consolidated results of operations.

Sources of Funds

General

The Bank’s primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments, and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use and one-to-four family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the State of New York Mortgage Agency (“SONYMA”). The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

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

The Bank also participates in various brokered deposits programs to obtain brokered deposits, such as Certificate of Deposit Account Registry Service (“CDARS”), through which it can either purchase or sell CDs, and Insured Cash Sweep (“ICS”), through which it can either purchase or sell money market accounts. Purchases of brokered deposits are limited by Bank policy to an aggregate of 6.5% of total assets.

Borrowings

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

In December 2018, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily.

Subsidiary Activities

In addition to the Bank, the Holding Company’s indirect subsidiaries consist of seven corporations, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company’s indirect subsidiaries, other than the Bank, as of December 31, 2018:

Direct Subsidiaries of the Bank	Year / State of Incorporation	Primary Business Activities
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate
Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.)	1997 / New York	Sale of non-FDIC insured investment products
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one- to- four family real estate loans
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.
195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate. Currently inactive.
DSB Holdings NY, LLC	2015 / New York	Management and ownership of real estate. Currently inactive.

Personnel

As of December 31, 2018, the Company had 403 full-time and 40 part-time employees. The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

The Bank, as a “large bank” under Internal Revenue Service classifications (i.e., one with assets having an adjusted basis in excess of $500 million), is: (i) unable to make additions to its tax bad debt reserve, (ii) permitted to deduct bad debts only as they occur, and (iii) required to recapture (i.e., take into taxable income) the balance of its “base year tax bad debt reserve” (i.e., its tax bad debt reserve as of December 31, 1987) under certain distribution scenarios discussed below. The Bank’s accumulated bad debt reserves totaled $15.2 million, for which no provision for income tax was required to be recorded for the tax liability that would result upon the recapture of the base year tax bad debt reserve. The amount of tax liability that would result from a full recapture of the base year tax bad debt reserve is $5.0 million, as additional income tax expense. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes. The Bank does not anticipate making any distributions that would result in a full or partial recapture of the base year tax bad debt reserve.

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

State and Local Taxation

The Company is subject to NYS franchise tax on a consolidated basis. NYS enacted several reforms in 2014 (the “Tax Reform Package”) to its tax structure, including changes to the franchise, sales, estate and personal income taxes. These changes generally became effective for tax years beginning on or after January 1, 2015. The Tax Reform Package is intended to simplify the existing corporate tax code for NYS businesses while remaining relatively neutral in relation to corporate tax receipts.

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

State of Delaware

As a Delaware holding company not conducting business in Delaware, the Holding Company is exempt from Delaware corporate income tax. However, it is required to file an annual report and pay an annual franchise tax to the State of Delaware based upon the assumed par value capital method.

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

Regulation of New York State Chartered Savings Banks

Business Activities. The Bank derives its lending, investment, and other authority primarily from the New York Banking Law (“NYBL”) and the regulations of the NYSDFS, subject to limitations under applicable FDIC laws and regulations. Pursuant to the NYBL, the Bank may invest in real estate loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities (including certain corporate debt securities and obligations of federal, state, and local governments and agencies), and certain other assets. The lending powers of NYS-chartered savings banks and commercial banks are not generally subject to percentage-of-assets or capital limitations, although there are limits applicable to loans to individual borrowers. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.

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

The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital (“CET1”); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of average consolidated assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer, composed entirely of CET1, of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists. As of January 1, 2019, the capital conservation buffer was fully phased in, and the Holding Company and the Bank are subject to the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital.

The Basel III Capital Rules provide for a number of deductions from, and adjustments to, CET1. These include, for example, the requirement that servicing right assets (“SRA”), deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Implementation of the deductions from, and other adjustments to, CET1 began on January 1, 2015 and were phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increased by 0.625% each subsequent January 1, until reaching 2.5% on January 1, 2019. The Basel III Capital Rules also revised the definitions and components of regulatory capital, and addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.

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

The Basel III Capital Rules increased the required capital levels of the Bank and subjected the Holding Company to consolidated capital rules. The Bank and Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios. See Note 24 to the consolidated financial statements for a discussion of regulatory matters.

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

QTL Test

In order for the Holding Company to be regulated by the FRB as a savings and loan holding company rather than a bank holding company, the Bank must remain a QTL. To satisfy this requirement, the Bank must maintain at least 65% of its ‘'portfolio assets'' in certain ''qualified thrift investments'' during at least nine of the most recent twelve months. ''Portfolio assets'' mean, in general, the Bank's total assets less the sum of: (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill, credit card relationships and purchased SRA, and (iii) the value of property used to conduct the Bank's business. ''Qualified thrift investments'' include various types of loans made for residential and housing purposes; investments related to such purposes, including certain mortgage-backed and related securities; and small business, education, and credit card loans. At December 31, 2018, the Bank maintained 77.8% of its portfolio assets in qualified thrift investments. The Bank also satisfied the QTL test in each month during 2018, and, therefore, was a QTL.

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

Historically, the Bank prohibited loans to its directors and executive officers. In April 2018, the Bank approved a policy permitting loans to directors and executive officers secured by their primary residences substantially on the same terms and conditions the Bank extends credit to its borrowers. The Holding Company presently prohibits loans to directors and executive officers.

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

As a result of the failures of a number of banks and thrifts in previous years, there has been a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits. The rule imposed a surcharge on the assessments of depository institutions with $10 billion or more in assets beginning the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reached or exceeded 1.35% and December 31, 2018. As a depository institution with less than $10 billion in assets, this rule did not apply to the Bank. The FDIC indicated in November 2018 that the 1.35% DIF ratio has been exceeded and that institutions of less than $10 billion of assets would receive credits for the portion of their assessments that contributed to raising the reserve ratios from 1.15% to 1.35%, beginning when the reserve ratio reaches 1.38%.  The FDIC has established a long-term target for the reserve ratio of 2.0%. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF insured deposits in order to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. These payments amounted to 0.32 basis points of assets less tangible equity during the fourth quarter of 2018.  Payments will continue until the FICO bonds mature in 2019.

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

Cybersecurity more broadly has become a focus of federal and state regulators. In March 2015, federal regulators issued two statements regarding cybersecurity to reiterate regulatory expectations regarding cyberattacks compromising credentials and business continuity planning to ensure the rapid recovery of an institution’s operations after a cyberattack involving destructive malware. In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. In March 2017, the NYSDFS made effective regulations that require financial institutions regulated by the NYSDFS, including the Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer. The Company will continue to monitor any developments related to these proposed rulemakings as part of its ongoing cyber risk management. See "Item 1A - Risk Factors" for a further discussion of cybersecurity risks.

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

Federal Home Loan Bank ("FHLB") System

The Bank is a member of the FHLBNY, which is one of the eleven regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock as a membership requirement and must hold additional stock based on its FHLB borrowing and certain other activities. The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $57.6 million at December 31, 2018. The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

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

The Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required reserve balances and excess balances as of December 31, 2018 was 2.40%.

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

OFAC Regulation

OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals, and others. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. The policy statement also specifies that a holding company should consult with FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock such that the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. More recently, FRB staff has been interpreting the Basel III capital rules to require holding companies to receive approval prior to redeeming or repurchasing any common stock.  These regulatory policies could affect the ability of the Company to pay dividends, repurchase common stock or otherwise engage in capital distributions.

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

Item 1A.  Risk Factors

The continued expansion of the Bank’s Business Banking division may subject the Bank to increased lending risks.

During the year ended December 31, 2018, the Business Banking division originated $178.5 million of C&I loans and $303.0 million of direct-sourced commercial real estate loans, and the Bank intends to increase such originations. Strategic plans for the year ended December 31, 2019 also include increased originations of ADC loans and SBA loans. Such loans generally carry a greater risk of loss than one-to-four family and multifamily residential real estate loans. Since the repayment of commercial loans depends on the successful operation of the borrower’s business or properties, repayment of such loans can be affected by adverse conditions in the real estate market or local economy, or mismanagement of the business. As the Bank’s C&I loans are relatively unseasoned, it is difficult to assess the future performance of recently originated loans because of their limited payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance. Because the Bank plans to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

The Bank’s commercial real estate lending may subject it to greater risk of an adverse impact on operations from a decline in the economy.

The credit quality of the Bank's portfolio can have a significant impact on the Company's earnings, results of operations and financial condition. As part of the Company’s strategic plan, it originates loans secured by commercial real estate that are generally viewed as exposing lenders to a greater risk of loss than both one-to-four family and multifamily residential real estate loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans are generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the rentability, among other commercial factors.

The performance of Bank's multifamily and mixed-use loans could be adversely impacted by regulation or a weakened economy.

Multifamily and mixed-use loans generally involve a greater risk than one-to-four family residential loans because government regulations such as rent control and rent stabilization laws, which are outside the control of the borrower or the Bank, could impair the value of the security for the loan or the future cash flow of such properties. As a result, rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). Impaired loans are thus difficult to identify before they become problematic. In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

If bank regulators impose limitations on the Bank’s commercial real estate lending activities, earnings could be adversely affected.

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Company’s level of non-owner occupied commercial real estate equaled 703% of total risk-based capital at December 31, 2018. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 734% at December 31, 2018.

In December 2016, the federal bank regulatory agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the federal bank regulatory agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the federal bank regulatory agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the NYSDFS or FRB were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Bank’s earnings could be adversely affected.

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

The Company’s information technology systems, as well as those of third party service providers, are critical to the Company’s business. The Company uses various technology systems to manage its customer relationships, general ledger, securities investments, deposits, loans, electronic funds transfers, Internet and mobile banking, ATMs and security systems. The Company collects, processes and stores sensitive customer data by utilizing computer systems and telecommunications networks operated by it and third party service providers.  We handle a substantial volume of customer and other financial transactions every day.

Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, distributed denial of service, and other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations.  For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers.  Although the Company takes protective measures, the security of its computer systems, software, and networks may be vulnerable. Because the techniques used to cause security breaches change frequently, the Company may be unable to proactively address these techniques or to implement adequate preventative measures.

Misconduct by employees could also result in fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. The Company may not be able to prevent employee errors or misconduct, and the precautions the Company takes to detect this type of activity might not be effective in all cases.  Employee errors or misconduct could subject the Company to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

The Company has established policies and procedures, installed security systems and implemented backup systems, in order to prevent or limit the impact of any human error, misconduct, malfeasance, system failure or interruption, or security breach.  We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.  However, system failure or breaches may still occur and may not be adequately addressed if they do occur.

Any system failure or breach could adversely affect our ability to process transactions and provide services.  The occurrence of any system failures, interruption, or breach of security could also damage our reputation, result in a loss of customers and business, subject us to additional regulatory scrutiny, result in a violation of applicable privacy and other law, expose us to litigation, and result in financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

The Holding Company and the Bank are subject to extensive legislation, as well supervision, regulation and examination by the NYSDFS (the Bank's primary regulator), the FRB (the Holding Company's primary regulator) and the FDIC, as the Bank's deposit insurer. Such laws and regulations limit the manner in which the Holding Company and Bank conduct business, undertake new investments and activities and obtain financing. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This regulatory scheme is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit shareholders or creditors.

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

Effective January 1, 2015, the federal banking agencies adopted the Basel III Capital Rules, which apply to both the Bank and Holding Company. These rules were subject to phase-in periods until January 1, 2019 for certain of their components. The Basel III Capital Rules will result in significantly higher capital requirements and more restrictive leverage and liquidity ratios for the Bank than those previously in effect. The Basel III Capital Rules also apply to the Holding Company, which, as a savings and loan holding company, was not previously subject to consolidated risk-based capital requirements. As of December 31, 2018, the Bank satisfied the requirements of the Basel III Capital Rules, inclusive of the capital conservation buffer, as phased in by the FRB.

However, higher required capital levels could have a negative impact on the Bank’s ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower the Company’s consolidated return on equity.

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

As of December 31, 2018, the Company had $55.6 million of goodwill and other intangible assets. A significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Common Stock could result in impairment to goodwill. If the Company identified impairment to goodwill, it would be required to record the appropriate charge to its earnings, which could have an adverse effect on the Company’s business, financial condition and results of operations.

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

Although the Common Stock is listed for trading on the Nasdaq National Exchange, the trading volume in its Common Stock is less than that of other, larger financial services companies. This means that the Common Stock has less liquidity than the trading market for many other larger financial services companies. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Common Stock, and the current market price may not be indicative of future market prices. Accordingly, stockholders may not be able to sell their shares of Common Stock at the volume, prices or times that they desire.

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

We may be required to transition away from the use of the London interbank offered rate (“LIBOR”) in the future.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally.

The market transition away from LIBOR to an alternative reference could:

•
adversely affect the interest rates paid or received on, and the revenue and expenses associate with, the Company’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•
adversely affect the value of the Company’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based loans, deposits, and securities; and
•
require the transition to or development of appropriate systems and analytics to effectively transition the Company’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as the Federal Reserve Bank of New York’s Secured Overnight Finance Rate (“SOFR”).

The manner and impact of this transition, as well as the effects of these developments on the Company’s funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, are uncertain.

A change in the Bank’s charter may have tax implications.

The Bank has applied to change its charter from a savings bank charter to a commercial bank charter. There are tax benefits the Bank receives as a savings bank charter that may not be available following a charter change.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the back office of the Bank. The Bank leases commercial office space for its corporate and administrative office located at 300 Cadman Plaza West, 8th Floor, Brooklyn, New York 11201. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn. As of December 31, 2018, the Bank conducted its business through twenty-nine full-service retail banking offices and two corporate offices located throughout Brooklyn, Queens, the Bronx and Nassau County and Suffolk County, New York. The Bank also has one operations office located in New Jersey. As of December 31, 2018, the Bank owned eight of these offices, and leased twenty-four.

Item 3.	Legal Proceedings

In the ordinary course of business, the Holding Company and the Bank are routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management as of December 31, 2018, neither the Holding Company nor the Bank were involved in any actions or proceedings that were likely to have a material adverse impact on the Company's consolidated financial condition and results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is traded on the Nasdaq National Market and quoted under the symbol "DCOM."

As of March 1, 2019, the Company had approximately 6,500 holders of record of its common stock.

The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (i.e., the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

During the year ended December 31, 2018, the Holding Company paid cash dividends totaling $20.8 million, representing $0.56 per outstanding common share. During the year ended December 31, 2017, the Holding Company paid cash dividends totaling $21.0 million, representing $0.56 per outstanding common share.

Issuer Purchases of Equity Securities

The following table summarizes information regarding purchases of Common Stock during the fourth quarter of 2018 in accordance with the approved stock repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Programs (1)
October 2018	141,349	$17.81	141,349	1,814,040
November 2018	96,400	$16.94	96,400	1,717,640
December 2018	256,500	$16.89	256,500	1,467,140

(1)
The twelfth stock repurchase program was publicly announced in June 2007, authorizing the purchase of up to 1,787,665 shares of Common Stock, and has no expiration. The shares from this plan were fully re-purchased in October 2018. The thirteenth stock repurchase program was publicly announced in October 2018, authorizing the purchase of up to 1,824,040 shares of Common Stock, and has no expiration date.

Performance Graph

The graph below compares the Holding Company's stock performance with that of the total return for the U.S. Nasdaq Stock Market and an index of all thrift stocks as reported by S&P Global Market Intelligence from January 1, 2013 through December 31, 2018. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

	Year Ended December 31,
Index	2013	2014	2015	2016	2017	2018
Dime Community Bancshares, Inc.	$100.00	$99.73	$110.88	$131.73	$141.14	$118.04
NASDAQ Composite	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
SNL Thrift Index	$100.00	$107.55	$120.94	$148.14	$147.06	$123.87

Item 6.	Selected Financial Data

The consolidated financial and other data of the Company as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 set forth below is derived in part from, and should be read in conjunction with, the Company's audited Consolidated Financial Statements and Notes thereto. Certain amounts as of and for the years ended December 31, 2015 and 2014 have been reclassified to conform to the December 31, 2018, 2017 and 2016 presentation. These reclassifications were not material.

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$6,320,578	$6,403,460	$6,005,430	$5,032,872	$4,497,107
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	5,373,133	5,581,084	5,615,886	4,678,262	4,100,747
MBS	466,605	351,384	3,558	431	26,409
Investment securities (including FHLBNY capital stock)	99,498	66,417	60,670	77,912	76,139
Federal funds sold and other short-term investments	—	—	—	—	250
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	4,356,754	4,403,447	4,395,426	3,184,310	2,659,792
Borrowings	1,239,109	1,283,612	901,805	1,237,405	1,244,405
Stockholders' equity	602,081	598,567	565,868	493,947	459,725
Selected Operating Data:
Interest income	$221,710	$212,096	$195,627	$174,791	$172,952
Interest expense	75,384	59,366	52,141	46,227	48,416
Net interest income	146,326	152,730	143,486	128,564	124,536
Provision (credit) for loan losses	2,244	520	2,118	(1,330)	(1,872)
Net interest income after provision (credit) for loan losses	144,082	152,210	141,368	129,894	126,408
Non-interest income	9,523	21,514	75,934	8,616	9,038
Non-interest expense	86,890	84,986	83,831	62,493	61,076
Income before income tax	66,715	88,738	133,471	76,017	74,370
Income tax expense	15,427	36,856	60,957	31,245	30,124
Net income	$51,288	$51,882	$72,514	$44,772	$44,246

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	0.82%	0.84%	1.31%	0.96%	1.03%
Return on average stockholders' equity	8.44	8.94	13.40	9.40	9.83
Stockholders' equity to total assets at end of period	9.53	9.35	9.42	9.81	10.22
Loans to deposits at end of period	123.80	127.22	128.23	147.50	154.87
Loans to interest-earning assets at end of period	87.01	89.20	95.92	95.98	94.68
Net interest spread (2)	2.20	2.38	2.52	2.72	2.84
Net interest margin (3)	2.41	2.54	2.68	2.89	3.03
Average interest-earning assets to average interest-bearing liabilities	117.47	116.55	116.85	116.64	115.98
Non-interest expense to average assets	1.38	1.37	1.51	1.34	1.42
Efficiency ratio (4)	56.25	53.24	55.48	45.98	46.28
Effective tax rate	23.12	41.53	45.67	41.10	40.51
Dividend payout ratio	40.58	40.58	28.43	45.53	45.53
Per Share Data:
Diluted earnings per share	$1.38	$1.38	$1.97	$1.23	$1.23
Cash dividends paid per share	0.56	0.56	0.56	0.56	0.56
Book value per share (5)	16.68	16.00	15.11	13.22	12.47
Asset Quality Ratios and Other Data(1):
Net charge-offs (recoveries)	$1,495	$23	$97	$(1,351)	$(212)
Total non-performing loans	2,345	533	4,237	1,611	6,198
OREO	—	—	—	148	18
Non-performing pooled trust preferred securities ("TRUP CDOs")	—	—	1,270	1,236	904
Total non-performing assets	2,345	533	5,507	2,995	7,120
Non-performing loans to total loans	0.04%	0.01%	0.08%	0.03%	0.15%
Non-performing assets to total assets	0.04	0.01	0.09	0.06	0.16
Allowance for Loan Losses to:
Non-performing loans	928.87%	3,946.15%	484.68%	1,149.22%	298.37%
Total loans (6)	0.40	0.38	0.36	0.39	0.45
Regulatory Capital Ratios: (Bank only) (1)(7)
Tier 1 common equity ratio	13.34%	12.38%	11.60%	11.55%	12.33%
Tier 1 capital ratio	13.34	12.38	11.60	11.55	12.33
Total risk-based ratio	13.80	12.83	12.05	12.03	12.89
Tier 1 leverage ratio	10.31	9.32	8.95	9.17	9.64
Full Service Branches	29	28	25	25	25

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2)	The net interest spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses on sales of assets.
(5)	Book value per share equals total stockholders' equity divided by shares outstanding at each period end.
(6)	Total loans represent loans, net of deferred fees and costs and unamortized premiums, and excluding (thus not reducing the aggregate balance by) the allowance for loan losses.
(7)
Regulatory capital ratios are calculated based upon the Basel III capital rules that became effective on January 1, 2015. Pro forma ratios computed as of December 31, 2015 have been provided, however, periods prior to December 31, 2015 are not provided.

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

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its real estate and C&I loans, as well as personal deposit accounts from its borrowers.  Historically, the Bank’s primary lending strategy included the origination of, and investment in, real estate loans secured by multifamily and mixed-use properties, and, to a lesser extent, real estate loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of its strategic plan for 2018 and beyond, the Bank is investing in the development of its Business Banking division, by adding products and services to serve both the credit and business banking needs in its footprint.

The Business Banking division is focused on total relationship banking and will enable the Bank to diversify its loan portfolio into areas such as C&I loans, Small Business Administration (“SBA”) loans (a portion of which is guaranteed by the SBA), ADC loans, finance loans and leases, one-to-four family loans and consumer loans. These business lines are intended to supplement core deposit growth and provide greater funding diversity. In the first quarter of 2017, the Bank hired seasoned executives, and bolstered its lending and credit and administrative staff. In the third quarter of 2017, the Bank was approved by the SBA as a lender, and in December 2018 the Bank received “Preferred Lender” status from the SBA, thus better positioning the Business Banking division for future expansion.

Additionally, during the year ended December 31, 2018, the Bank resumed offering one-to-four family loan products.

The Bank also purchases securities primarily for liquidity purposes as defined by the Bank's investment policy. The Bank seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Recent Events

In June 2017, the Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which will become callable commencing in June 2022. Interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%, until June 2022, at which point the interest rate will reset quarterly to an annual interest rate equal to the then current three-month LIBOR plus 266 basis points. The notes will mature on June 15, 2027. The Company used part of the net proceeds from the offering to redeem its $70.7 million of trust preferred securities, which had a 7.00% annual coupon, in July 2017. See Notes 16 and 17 to the Company’s Condensed Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for details of the subordinated notes payable and trust preferred securities payable, respectively.

In December 2017, the Bank completed a securitization of $280.0 million of its multifamily loans through a Freddie Mac sponsored “Q-deal” securitization (“Loan Securitization”). The Structured Pass-Through Certificates that were issued by Freddie Mac were purchased by the Bank as available-for-sale securities to enhance balance sheet liquidity. The Bank will continue to maintain the borrower relationships as the sub-servicer of the loans. See Note 9 to the Company’s Condensed Consolidated Financial Statements for details of the transaction.

In January 2019, the Bank filed an application with the NYSDFS seeking approval to convert from a New York stock savings bank to a New York commercial bank (the “Charter Conversion”).  Simultaneously with the Charter Conversion application to NYSDFS, the Holding Company filed an application with the FRB to delist as a savings and loan holding company and elect to become a bank holding company. By letter from the Federal Reserve Bank of Philadelphia, dated March 7, 2019, the Company was informed that the Holding Company’s application to convert from a savings and loan holding company to a bank holding company was approved, subject to receipt of all required regulatory approvals.  The Bank has not yet received all required regulatory approvals; therefore, the Charter Conversion and conversion to a bank holding company are not yet effective.

Critical Accounting Policies

The Company’s accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. See Note 2 to the Company’s Consolidated Financial Statements for the year ended December 31, 2018, which contains the Company’s significant accounting policies.

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

The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 8 to the Company's Consolidated Financial Statements.

Analysis of Net Interest Income

The Company's profitability, like that of most banking institutions, is dependent primarily upon net interest income. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them. The following tables set forth certain information relating to the Company's consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees and charges that are considered adjustments to yields and costs. All material changes in average balances and interest income or expense are discussed in the section entitled "Net Interest Income" in the comparisons of operating results commencing on page 35.

	For the Year Ended December 31,
	2018			2017			2016
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Real estate loans (1)	$5,280,735	$194,842	3.69%	$5,778,459	$204,487	3.54%	$5,210,984	$191,856	3.68%
C&I Loans	172,231	9,741	5.66	63,840	3,072	4.81	624	41	6.57
Other loans	1,162	74	6.37	1,110	75	6.76	1,121	74	6.60
MBS	411,437	10,794	2.62	24,381	542	2.22	1,216	20	1.64
Investment securities	11,905	363	3.05	12,404	577	4.64	18,489	880	4.76
Other	182,820	5,896	3.23	127,368	3,343	2.62	118,576	2,756	2.32
Total interest-earning assets	6,060,290	$221,710	3.66%	6,007,562	$212,096	3.53%	5,351,010	$195,627	3.66%
Non-interest earning assets	219,192			204,083			203,758
Total assets	$6,279,482			$6,211,645			$5,554,768

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$120,094	$226	0.19%	$113,226	$237	0.21%	$89,197	$230	0.26%
Money Market accounts	2,294,883	28,383	1.24	2,648,909	23,866	0.90	2,063,787	17,293	0.84
Savings accounts	349,989	212	0.06	364,341	187	0.05	367,311	182	0.05
CDs	1,263,256	21,568	1.71	989,319	14,101	1.43	1,015,615	14,669	1.44
Borrowed Funds	1,130,904	24,995	2.21	1,038,497	20,975	2.02	1,043,515	19,767	1.89
Total interest-bearing liabilities	5,159,126	$75,384	1.46%	5,154,292	$59,366	1.15%	4,579,425	$52,141	1.14%
Non-interest bearing checking accounts	349,217			301,492			263,527
Other non-interest-bearing liabilities	163,787			175,431			170,569
Total liabilities	5,672,130			5,631,215			5,013,521
Stockholders' equity	607,352			580,430			541,247
Total liabilities and stockholders' equity	$6,279,482			$6,211,645			$5,554,768
Net interest income		$146,326			$152,730			$143,486
Net interest spread (2)			2.20%			2.38%			2.52%
Net interest-earning assets	$901,164			$853,270			$771,585
Net interest margin (3)			2.41%			2.54%			2.68%
Ratio of interest-earning assets to interest-bearing liabilities		117.47%			116.55%			116.85%

(1)
In computing the average balance of real estate loans, non-performing loans have been included. Interest income on real estate loans includes loan fees. Interest income on real estate loans also includes applicable prepayment fees and late charges totaling $8.2 million, $5.0 million and $9.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Years Ended December 31,
	2018 over 2017 Increase/(Decrease) Due to			2017 over 2016 Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$(17,963)	$8,318	$(9,645)	$20,410	$(7,779)	$12,631
C&I loans	5,672	996	6,668	3,599	(567)	3,032
Other loans	4	(5)	(1)	(1)	2	1
MBS	9,379	873	10,252	(286)	(18)	(304)
Investment securities	(20)	(193)	(213)	448	74	522
Other	1,615	938	2,553	218	369	587
Total	$(1,313)	$10,927	$9,614	$24,388	$(7,919)	$16,469
Interest-bearing liabilities:
Interest-bearing checking accounts	$13	$(24)	$(11)	$57	$(50)	$7
Money market accounts	(3,840)	8,357	4,517	5,119	1,454	6,573
Savings accounts	(9)	34	25	2	3	5
CDs	4,301	3,166	7,467	(423)	(145)	(568)
Borrowed funds	1,957	2,063	4,020	(122)	1,330	1,208
Total	$2,422	$13,596	$16,018	$4,633	$2,592	$7,225
Net change in net interest income	$(3,735)	$(2,669)	$(6,404)	$19,755	$(10,511)	$9,244

Comparison of Operating Results for the Years Ended December 31, 2018, 2017, and 2016

Net income was $51.3 million in 2018, compared to $51.9 million in 2017, and $72.5 million in 2016. During 2018, net interest income decreased $6.4 million, the provision for loan losses increased by $1.7 million, non-interest income decreased by $12.0 million and non-interest expense increased by $1.9 million. Income tax expense decreased $21.4 million in 2018, as a result of $22.0 million of lower pre-tax income primarily as a result of the lower tax rates for 2018 from the Tax Act enacted in December 2017. During 2017, net interest income increased $9.2 million, the provision for loan losses decreased by $1.6 million, non-interest income decreased by $54.4 million and non-interest expense increased by $1.2 million. Income tax expense decreased $24.1 million in 2017, as a result of $44.7 million of lower pre-tax income which was partially offset by the re-evaluation of the Company’s deferred tax assets and liabilities due to the change in tax rates for 2018 enacted in December 2017.

Net Interest Income

The discussion of net interest income for 2018, 2017, and 2016 below should be read in conjunction with the tables presented on pages 34 and 35, which set forth certain information related to the consolidated statements of operations for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.

Net interest margin (“NIM”) was 2.41% during 2018, compared to 2.54% in 2017, and 2.68% in 2016. NIM was negatively impacted in 2018 compared to 2017 as a result of the increasing interest rate environment and the Company’s decision to increase rates in order to remain competitive on its deposit product offerings.  NIM was impacted in 2017 by lower income recognized from loan prepayment activity of $5.0 million, benefiting NIM by 8 basis points, compared to $9.0 million, or 17 basis points in 2016.

Interest income was $221.7 million in 2018, $212.1 million in 2017, and $195.6 million in 2016. During 2018, interest income increased $9.6 million from 2017, primarily reflecting increases in interest income of $6.7 million on C&I loans and $10.3 million on MBS, offset by a decrease in interest income of $9.6 million on real estate loans. The growth in interest income was driven by an increase of $52.7 million in average interest-earning assets and a 13 basis point increase in average yield. The increased interest income on C&I loans reflected growth of $108.4 million in their average balance during the comparative period as a result of the Company’s Business Banking initiative to shift the loan portfolio mix and grow the C&I loan portfolio. The increased interest income on MBS reflected growth of $387.1 million in their average balance during the comparative period primarily as a result of the Loan Securitization that was completed in December 2017. During 2017, interest income increased $16.5 million from 2016, primarily reflecting increases in interest income of $12.6 million on real estate loans and $3.0 million on C&I loans. The growth in interest income was driven by an increase of $656.6 million in average interest-earning assets, which more than offset the 13 basis point decline in average yield. The increased interest income on real estate loans reflected growth of $567.5 million in their average balance during the comparative period, as new originations exceeded amortization and satisfactions during 2017 due to lower prepayment volume. The increase in interest income on C&I loans reflected an increase of $63.2 million in their average balance as a result of the Company’s Business Banking initiative to shift the loan portfolio mix and grow the C&I loan portfolio.

Interest expense was $75.4 million in 2018, $59.4 million in 2017, and $52.1 million in 2016. During 2018, interest expense increased $16.0 million from 2017, primarily reflecting increases in expense of $4.5 million on money market accounts, $7.5 million on CDs, and $4.0 million in interest expense on borrowed funds. The increases of $4.5 million and $7.5 million in interest expense on money market deposits and CDs, respectively, was the result of the Company’s decision to increase rates in order to remain competitive on its deposit product offerings. Interest expense on borrowings increased $4.0 million due to an increase on their average balance of $92.4 million and an increase of 19 basis points in their average cost, as the Company increased the borrowings portfolio to include longer term advances, greater than 2 years. During 2017, interest expense increased $7.2 million from 2016, primarily reflecting increases in expense of $6.6 million on money market accounts and $1.2 million in interest expense on borrowed funds. The increase of $6.6 million in interest expense on money market deposits reflected activities of the DimeDirect internet banking channel that increased their average balance by $585.1 million and their average cost by 6 basis points in 2016. Interest expense on borrowings increased $1.2 million due to an increase of 13 basis points in their average cost, resulting from the re-pricing of lower interest rate borrowings during the period.

Provision (Credit) for Loan Losses

The Company recognized a provision for loan losses of $2.2 million, $0.5 million and $2.1 million in 2018, 2017, and 2016, respectively. The $2.2 million provision for loan losses recognized during 2018 resulted mainly from growth in the C&I portfolio in connection with the Company’s growth strategy and charge-offs of $1.2 million on two C&I loans, offset by a reduction of $148.6 million multifamily real estate loans. The $0.5 million provision for loan losses recognized during 2017 resulted mainly from growth in the real estate and C&I portfolio in connection with the Company’s growth strategy, offset by a reduction of $280.0 million multifamily real estate loans due to the Loan Securitization in December 2017, and continued improvement in the overall credit quality of the loan portfolio. The $2.1 million provision for loan losses recognized during 2016 resulted mainly from growth in the real estate portfolio in connection with the Company’s growth strategy, offset by continued improvement in the overall credit quality of the loan portfolio.

The following table sets forth activity in the Bank's allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses:	(Dollars in Thousands)
Balance at beginning of period	$21,033	$20,536	$18,514	$18,493	$20,153
Provision (credit) for loan losses	2,244	520	2,118	(1,330)	(1,872)
Charge-offs:
Multifamily residential	(1)	(104)	(92)	(48)	(87)
Commercial real estate	(7)	—	(12)	(44)	(336)
One-to-four family including condominium and cooperative apartment	(169)	(16)	(79)	(115)	(46)
Construction	—	—	—	—	—
C&I	(1,329)	—	—	—	—
Consumer	(5)	(4)	(3)	(2)	(9)
Total charge-offs	(1,511)	(124)	(186)	(209)	(478)
Recoveries	16	101	90	1,560	690
Balance at end of period	$21,782	$21,033	$20,536	$18,514	$18,493

Non-Interest Income

Total non-interest income was $9.5 million in 2018, $21.5 million in 2017, and $75.9 million in 2016. During 2018, non-interest income decreased $12.0 million from 2017 due primarily to a gain of $10.4 million recognized on the sale of real estate during the year ended December 31, 2017. During 2017, non-interest income increased $54.4 million from 2016, due primarily to a gain of $68.2 million recognized on the sale of real estate during the year ended December 31, 2016. Partially offsetting these increases were a $2.7 million gain on the sale of pooled bank trust preferred securities and a $1.5 million gain on the sale of loans recognized in 2017.

Non-Interest Expense

Non-interest expense was $86.9 million in 2018, $85.0 million in 2017, and $83.8 million in 2016. During 2018, the Company recognized non-recurring expenses of $0.7 million for expenses related to a workforce reduction. During 2017, the Company recognized non-recurring expenses of $1.3 million for loss on extinguishment of debt related to the redemption of trust preferred securities and $1.7 million related to de-conversion costs associated with the planned change in the Bank’s core processor. During 2016, the Company recognized a non-cash, non-tax deductible, and non-recurring expense of $11.3 million on the prepayment of the Employee Stock Ownership Plan share acquisition loan by the plan (the "ESOP Charge") . Excluding these items, non-interest expense was $86.2 million in 2018, $82.0 million in 2017, and $72.5 million in 2016. The increase of $4.2 million during 2018 compared to 2017 was primarily the result of increases of salaries and benefits expense of $7.1 million and occupancy expense of $1.0 million, offset by a decrease in marketing expense of $2.6 million and a lower FDIC insurance premiums of $1.0 million. The remaining decrease was experienced in other operating expenses. The $7.1 million increase in salaries and benefits expense was attributable to the continued build out of the Business Banking division, and the Residential Lending group. The $1.0 million increase in occupancy expense was attributable to a full year of expense related to two additional office locations opened during 2017. The $2.6 million of lower marketing expense was related to reduced marketing initiatives for DimeDirect, our internet banking channel. The lower FDIC insurance premiums of $1.0 million was mainly the result of lower FDIC assessment rates. The increase in non-interest expense of $9.5 million during 2017 compared to 2016 was primarily the result of increases of salaries and benefits expense of $2.5 million, occupancy expense of $2.1 million, data processing expense of $3.1 million, marketing expense of $1.7 million, accelerated consulting expenses of $1.4 million, higher FDIC insurance premiums of $0.5 million, and recognition of the bank’s first loss guarantee for the Loan Securitization totaling $0.4 million. The remaining increase was experienced in other operating expenses. The $2.5 million increase in salaries and benefits expense was attributable to the build out of the Business Banking division. The $2.1 million increase in occupancy expense was attributable to the new corporate office, and the addition of two additional office locations. The $3.1 million of additional data processing expense was the result of various technology enhancement initiatives related to customer banking services. The $1.7 million of additional marketing expense was related to deposit gathering initiatives as the market continues to experience elevated levels of competition. The additional consulting expense of $1.4 million was related to an earlier-than-anticipated completion of such services.

Non-interest expense as a percentage of average assets was 1.38%, 1.37%, and 1.51% in 2018, 2017, and 2016, respectively. Excluding the non-recurring items mentioned above, the ratio was 1.37% in 2018, higher than 1.32% in 2017, and 1.31% in 2016. The increase during 2018 compared to 2017 was primarily due to the growth in non-interest expense outweighing $67.8 million of growth in average assets.

Income Tax Expense

Income tax expense was $15.4 million in 2018, $36.9 million in 2017, and $60.9 million in 2016. Income tax expense decreased $21.4 million during 2018 compared to 2017 primarily as a result of $22.0 million of lower pre-tax income during 2018 and lower tax rates as a result of the passage of the Tax Act. The $22.0 million decrease in pre-tax income was attributable to lower net interest income by $6.4 million and the $10.4 million gain on sale of real estate during 2017, offset by increases of $1.7 million of provision expense and $1.9 million of non-interest expense compared to 2017. During 2017, income tax expense decreased $24.1 million compared to 2016, primarily as a result of $44.7 million of lower pre-tax income during 2017, and an income tax benefit of $1.5 million for a discrete item related to distributions of retirement benefits from the Company’s Benefit Maintenance Plan (the “BMP”), offset by $3.1 million of tax expense from the re-valuation of the Company’s deferred tax assets and liabilities due to the passage of the Tax Act. The $44.7 million decrease in pre-tax income was attributable to the one-time $68.2 million gain on sale of real estate during 2016, partially offset by a one-time $10.4 million gain on sale of real estate during 2017 and the $11.3 million ESOP Charge that occurred during 2016.

The Company’s consolidated tax rate was 23.1%, 41.5%, and 45.7% in 2018, 2017, and 2016, respectively.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Assets totaled $6.32 billion at December 31, 2018, $82.9 million below their level at December 31, 2017.

Real estate loans decreased $300.9 million during the year ended December 31, 2018, primarily due to $885.7 million of aggregate amortization of real estate loans (including refinancing of existing loans). These decreases exceeded the $579.7 million of originations of such loans (also including refinancing of existing loans). C&I loans increased $92.8 million during the year ended December 31, 2018, in line with the Bank’s strategic plans to grow the C&I loan portfolio.

Total securities increased $150.4 million during the year ended December 31, 2018, as a result of holding increased on-balance sheet liquidity, which will be based on monetary policy, interest rates, the Bank’s funding needs, and periodic stress testing analysis.

Total liabilities decreased $86.4 million during the year ended December 31, 2018, primarily as a result of a decrease in deposits of $46.7 million and a decrease in FHLBNY advances of $44.7 million. Please refer to "Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the decrease in borrowings during the year ended December 31, 2018.

Stockholders' equity increased $3.5 million during the year ended December 31, 2018, due primarily to net income of $51.3 million, which added to the cumulative balance of stockholders' equity. Offsetting this item was $20.8 million in cash dividends paid during the period, $25.9 million of repurchases of Common Stock, and $2.7 million other comprehensive loss reducing the cumulative balance of stockholders’ equity. The increase in accumulated other comprehensive loss was due to comprehensive loss of $2.7 million, which was primarily the result of $2.1 million from changes in unrealized loss on available-for-sale securities and $1.0 million from changes in unrealized loss on derivatives, offset by $0.3 million from changes in retirement plan obligations.

Loan Portfolio Composition

The Bank’s loan portfolio totaled $5.38 billion at December 31, 2018, consisting primarily of real estate loans secured by multifamily residential apartment buildings, including buildings organized under a cooperative form of ownership; commercial properties; and one-to-four family residential and individual condominium or cooperative apartments. The following table sets forth the composition of the Bank’s real estate and other loan portfolios (including loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2018	Percent of Total	2017	Percent of Total	2016	Percent of Total	2015	Percent of Total	2014	Percent of Total
Real Estate loans:	(Dollars in Thousands)
Multifamily residential	$3,859,996	71.69%	$4,374,073	78.23%	$4,592,282	81.59%	$3,752,328	80.02%	$3,292,753	80.05%
Commercial real estate	1,167,415	21.68	1,008,299	18.03	958,459	17.03	863,184	18.41	745,463	18.12
One-to-four family, including condominium and cooperative apartment	96,092	1.78	62,709	1.12	74,022	1.32	72,095	1.54	73,500	1.79
Construction and land acquisition	29,386	0.55	9,115	0.16	—	—	—	—	—	—
Total real estate loans	5,152,889	95.71	5,454,196	97.54	5,624,763	99.94	4,687,607	99.97	4,111,716	99.96
C&I loans	229,890	4.27	135,660	2.43	2,058	0.03	—	—	—	—
Consumer loans:
Depositor loans	556	0.01	489	0.01	445	0.01	557	0.01	677	0.01
Consumer installment and other	636	0.01	890	0.02	912	0.02	1,033	0.02	1,152	0.03
Total consumer loans	1,192	0.02	1,379	0.03	1,357	0.03	1,590	0.03	1,829	0.04
Gross loans	5,383,971	100.00%	5,591,235	100.00%	5,630,236	100.00%	4,689,197	100.00%	4,113,545	100.00%
Net unearned costs	10,944		10,882		8,244		7,579		5,695
Allowance for loan losses	(21,782)		(21,033)		(20,536)		(18,514)		(18,493)
Loans, net	$5,373,133		$5,581,084		$5,617,944		$4,678,262		$4,100,747
Loans serviced for others:
One-to-four family, including condominium and cooperative apartment	$5,277		$2,664		$3,453		$4,374		$5,215
Multifamily residential	306,508		334,819		17,625		18,735		19,038
Commercial real estate	912		—		—		—		—
C&I	887		—		—		—		—
Total loans serviced for others	$313,584		$337,483		$21,079		$23,109		$24,253

The following table sets forth the composition of the Bank’s loan portfolios (including loans held for sale and consumer loans) by ARM or fixed-rate repayment type:

	For the Year Ended December 31,
	2018	Percent of Total	2017	Percent of Total	2016	Percent of Total	2015	Percent of Total	2014	Percent of Total
	(Dollars in Thousands)
Real Estate loans:
ARM	$4,328,268	80.41%	$4,691,101	83.92%	$4,746,112	84.35%	$3,692,014	78.73%	$2,981,135	72.50%
Fixed-rate	824,621	15.32	763,095	13.65	878,651	15.62	997,183	21.27	1,130,581	27.50
Total real estate loans	5,152,889	95.73	5,454,196	97.57	5,624,763	99.97	4,689,197	100.00	4,111,716	100.00
C&I loans:
ARM	174,721	3.25	93,330	1.67	2,058	0.03	—	—	—	—
Fixed-rate	55,169	1.02	42,330	0.76	—	—	—	—	—	—
Total C&I loans	229,890	4.27	135,660	2.43	2,058	0.03	—	—	—	—
Total real estate and C&I loans	$5,382,779	100.00%	$5,589,856	100.00%	$5,626,821	100.00%	$4,689,197	100.00%	$4,111,716	100.00%

At December 31, 2018, the Bank had $150.1 million of loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the year ending December 31, 2019.

At December 31, 2018, the Bank’s portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained totaled $313.6 million, all of which were sold without recourse.

Loan Originations, Purchases, Sales and Servicing

For the year ended December 31, 2018, total loan originations were $579.7 million. The following table sets forth the Bank's loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Gross loans:	(Dollars in Thousands)
At beginning of period	$5,591,235	$5,628,178	$4,689,197	$4,113,545	$3,694,349
Real estate loans originated:
Multifamily residential	262,527	558,764	1,321,242	1,098,841	748,067
Commercial real estate	247,815	183,701	204,720	236,320	191,944
One-to-four family, including condominium and cooperative apartment (1)	39,985	1,268	2,468	5,316	2,302
Equity lines of credit on multifamily residential or commercial properties	7,491	5,034	5,547	3,389	4,657
Construction and land acquisition	21,883	9,115	—	—	—
Total real estate loans originated	579,701	757,882	1,533,977	1,343,866	946,970
C&I loans originated	174,042	138,643	—	—	—
Other loans originated	845	1,070	3,073	1,334	1,263
Total loans originated	754,588	897,595	1,537,050	1,345,200	948,233
Loans purchased	7,800	—	157,782	99,745	225,604
Less:
Principal repayments (including satisfactions and refinances)	963,594	601,176	755,851	859,721	737,776
Loans sold (2)	6,058	332,362	—	9,572	16,865
Gross loans at end of period	$5,383,971	$5,591,235	$5,628,178	$4,689,197	$4,113,545

(1)	Includes one-to-four family home equity and home improvement loans.
(2)	Includes $1.5 million, $4.5 million, $9.6 million and $3.9 million of note sales on problem loans from portfolio during the years ended December 31, 2018, 2017, 2015 and 2014, respectively.

In the event that the Bank were to sell loans in the secondary market or through securitization, it generally retains servicing rights on the loans sold. These fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale. At December 31, 2018, the Bank had recorded servicing right assets ("SRAs") of $1.3 million associated with the sale of loans to third party institutions in which the Bank retained the servicing of the loan. The Bank outsources the servicing of a portion of our one-to-four family mortgage loan portfolio to an unrelated third party under a sub-servicing agreement. Fees paid under the sub-servicing agreement are reported as a component of occupancy, equipment and systems expense in the consolidated statements of income.

At December 31, 2018, the Bank had $38.9 million in unfunded construction loan commitments.

Loan Maturity and Repricing

As of December 31, 2018, $4.77 billion, or 88.5% of the loan portfolio was scheduled to mature or reprice within five years. In addition at December 31, 2018, loans totaling $600.1 million were required to make only monthly interest payments on their outstanding principal balance. The great majority of these loans commence principal amortization prior to their contractual maturity date.

The following table distributes the Bank’s real estate, C&I, and consumer loan portfolios at December 31, 2018 by the earlier of the maturity or next repricing date. ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include scheduled principal amortization.

	Real Estate Loans	C&I Loans	Consumer Loans	Total
Amount due to Mature or Reprice During the Year Ending:	(Dollars in Thousands)
December 31, 2019	$1,555,822	$173,248	$1,192	$1,730,262
December 31, 2020	909,274	5,816	—	915,090
December 31, 2021	1,027,277	518	—	1,027,795
December 31, 2022	843,562	24,941	—	868,503
December 31, 2023	209,800	13,629	—	223,429
Sub-total (within 5 years)	4,545,735	218,152	1,192	4,765,079
December 31, 2024 and beyond	607,154	11,738	—	618,892
Total	$5,152,889	$229,890	$1,192	$5,383,971

Asset Quality

Non-accrual Loans

Within the Bank’s loan portfolio (excluding deposit overdraft loans), sixteen non-accrual loans totaled $2.3 million at December 31, 2018 and eight non-accrual loans totaled $0.5 million December 31, 2017. During the year ended December 31, 2018, eighteen loans totaling $6.0 million were placed on non-accrual status, five non-accrual loans totaling $1.3 million were fully satisfied according to their contractual terms, three non-accrual loan totaling $1.3 million were fully charged-off, two non-accrual loans totaling $1.5 million were sold and principal amortization of $0.07 million was recognized on five non-accrual loans. The remaining two non-accrual loans had no activity.

TDRs

At both December 31, 2018 and 2017, all TDRs were collateralized by real estate that generated rental income. For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment. Any shortfall in the present value of the expected net cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected net cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments). For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment and any shortfall in valuation from the recorded balance is accounted for through a charge-off. In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted. There were no TDRs on non-accrual status at December 31, 2018 or  2017.

There were no loans modified in a manner that met the criteria of a TDR during the twelve-month period ended December 31, 2018 or 2017.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the Company’s Consolidated Financial Statements) was $6.0 million, consisting of thirteen loans, at December 31, 2018, compared to $8.2 million, consisting of seven loans, at December 31, 2017. During the year ended December 31, 2018, twelve loans totaling $5.1 million were added to impaired loans, two impaired loans totaling $4.4 million were fully satisfied according to their contractual terms, two impaired loans totaling $1.3 million were fully charged-off, two impaired loans totaling $1.5 million were sold, and principal amortization totaling $0.2 million was recognized on five impaired loans.

The following is a reconciliation of non-accrual, TDR, and impaired loans as of the dates indicated:

	At December 31,
	2018	2017	2016	2015	2014
Non-accrual loans (1):	(Dollars in Thousands)
One-to-four family residential, including condominium and cooperative apartment	$712	$436	$1,012	$1,113	$1,310
Multifamily residential and residential mixed-use	280	—	2,675	287	167
Commercial real estate and commercial mixed-use	1,041	93	549	207	4,717
C&I	309	—	—	—	—
Consumer	3	4	1	4	4
Total non-accrual loans	2,345	533	4,237	1,611	6,198
Non-accrual one-to-four family and consumer loans deemed homogeneous loans (2)	(715)	(440)	(1,013)	(1,116)	(1,314)
TDRs(1):
One-to-four family residential, including condominium and cooperative apartment	14	22	407	598	605
Multifamily residential and residential mixed-use	271	619	658	696	1,105
Commercial real estate and commercial mixed-use	4,084	7,470	7,624	7,772	13,390
Total TDRs	4,369	8,111	8,689	9,066	15,100
Impaired loans	$5,999	$8,204	$11,913	$9,561	$19,984

(1)
Total non-accrual loans include some loans that were modified in a manner that met the criteria for a TDR. There were no non-accruing TDRs at December 31, 2018, 2017 or 2016. There were non-accruing TDRs which totaled $0.2 million and $4.7 million at December 31, 2015 and 2014, respectively, which are included in the non-accrual loans total.

(2)
Smaller balance homogeneous loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances less than or equal to the FNMA conforming loan limits for high-cost areas such as the Bank’s primary lending area (“FNMA Limits”) and consumer loans, are collectively evaluated for impairment, and accordingly, not separately identified for impairment disclosures.

OREO

Property acquired by the Bank, or a subsidiary, as a result of foreclosure on a real estate loan or a deed in lieu of foreclosure is classified as OREO. Upon entering OREO status, the Bank obtains a current appraisal on the property and reassesses the likely realizable value (a/k/a fair value) of the property quarterly thereafter. OREO is carried at the lower of the fair value or book balance, with any write downs recognized through a provision recorded in non-interest expense. Only the appraised value, or either contractual or formal marketed values that fall below the appraised value, is used when determining the likely realizable value of OREO at each reporting period. The Bank typically seeks to dispose of OREO properties in a timely manner. As a result, OREO properties have generally not warranted subsequent independent appraisals.

There were no OREO properties as of December 31, 2018 or 2017. The Bank did not recognize any provisions for losses on OREO properties during the years ended December 31, 2018 or 2017.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Total non-accrual loans	$2,345	$533	$4,237	$1,611	$6,198
Non-performing assets:
TRUP CDOs	—	—	1,270	1,236	904
OREO	—	—	—	148	18
Total non-performing assets	2,345	533	5,507	2,995	7,120
Ratios:
Total non-accrual loans to total loans	0.04%	0.01%	0.08%	0.03%	0.15%
Total non-performing assets to total assets	0.04	0.01	0.09	0.06	0.16

Other Potential Problem Loans

(19)	Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on one loan with an aggregate outstanding balance of $0.1 million at December 31, 2018, and fourteen loans with an aggregate outstanding balance of $14.1 million at December 31, 2017, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

(ii) Loans Delinquent 30 to 89 Days

The Bank had three real estate loans totaling $0.31 million that were delinquent between 30 and 89 days at December 31, 2018, compared to three such loans totaling $0.03 million at December 31, 2017. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans. There were two C&I loans totaling $0.1 million that were delinquent between 30 and 89 days at December 31, 2018. There were no delinquent C&I loans between 30 and 89 days at December 31, 2017.

(iii) Temporary Loan Modifications

There were no temporary modifications (modifications that were either sufficiently minor or temporary in nature so as to not meet the criteria of a TDR) entered into during the years ended December 31, 2018 or 2017. Temporary modifications previously entered into performed according to their contractual terms during the years ended December 31, 2018 and 2017.

Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses allocated by underlying collateral type and the percent of each to total loans at the dates indicated. Prior to December 31, 2016, any allocated allowance associated with loans both deemed impaired and internally graded as Special Mention or Substandard was reflected on the impaired loan line. Please refer to Notes 7 and 8 to the Company’s Consolidated Financial Statements for a description of impaired, substandard, special mention and pass graded loans.

	At December 31,
	2018		2017		2016		2015		2014
	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Impaired loans	$—	—	$—	0.15%	$—	0.21%	$—	0.20%	$19	0.49%
Substandard loans not deemed impaired (1)	n/a	n/a	n/a	n/a	n/a	n/a	348	0.37	371	0.44
Special Mention loans (1)	n/a	n/a	n/a	n/a	n/a	n/a	88	0.37	228	0.81
Pass graded loans:
Multifamily residential	13,446	71.69	15,219	78.20	16,555	81.56	13,942	79.69	13,600	79.38
Commercial real estate	3,777	21.69	3,535	17.90	3,816	16.86	3,902	17.88	4,156	17.15
One-to-four family including condominium and cooperative apartment	198	1.80	116	1.13	145	1.31	214	1.46	95	1.68
Construction and land acquisition	397	0.55	123	0.16	—	—	—	—	—	—
C&I	3,946	4.25	2,021	2.44	—	—	—	—	—	—
Consumer	18	0.02	19	0.02	20	0.06	20	0.03	24	0.05
Total	$21,782	100.00%	$21,033	100.00%	$20,536	100.00%	$18,514	100.00%	$18,493	100.00%

(1) During the year ended December 31, 2016, the allowance methodology was refined such that there was not a component for Substandard and Special Mention loans. All non-impaired loans as of December 31, 2018, 2017, and 2016 were considered Pass graded loans.

The following table sets forth information about the Bank’s allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$5,394,915	$5,602,117	$5,636,422	$4,696,776	$4,119,240
Average total loans outstanding during the period(1)	5,454,128	5,843,409	5,212,729	4,328,977	3,964,520
Allowance balance at end of period	21,782	21,033	20,536	18,514	18,493
Allowance for loan losses to total loans at end of period	0.40%	0.38%	0.36%	0.39%	0.45%
Allowance for loan losses to total non-performing loans at end of period	928.87	3,946.15	484.68	1,149.22	298.37
Allowance for loan losses to total non-performing loans and TDRs at end of period	363.09	243.32	158.87	170.10	71.09
Ratio of net charge-offs to average loans outstanding during the period	0.03	NM	NM	(0.03)	(0.01)

(1) Total loans represent gross loans (including loans held for sale), inclusive of deferred loan fees and discounts.
NM = not meaningful

Reserve for Loan Commitments

At December 31, 2018, the Bank maintained a reserve of $0.03 million associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Investment Activities

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security that were owned by either the Bank or Holding Company at the dates indicated:

	At December 31,
	2018		2017		2016
	Amortized/ Historical Cost	Fair Value	Amortized/ Historical Cost	Fair Value	Amortized/ Historical Cost (1)	Fair Value
	(Dollars in Thousands)
MARKETABLE EQUITY SECURITIES
Mutual funds	$5,713	$5,667	$—	$—	$—	$—
Total marketable equity securities	5,713	5,667	—	—	—	—

DEBT SECURITIES
Available-for-Sale:
Agency notes	25,110	25,145	—	—	—	—
Corporate securities	11,167	11,135	—	—	—	—
MBS
FHLMC pass through certificates	95,683	95,347	8,969	8,968	—	—
FNMA pass through certificates	208,582	208,081	30,693	30,516	—	—
Government National Mortgage Association (“GNMA”) pass through certificates	—	—	33,276	33,145	360	372
Agency issued CMOs	113,470	111,992	278,251	278,755	3,247	3,186
Total debt securities available-for-sale	505,786	502,885	351,189	351,384	3,607	3,558

INVESTMENT SECURITIES
TRUP CDOs held-to-maturity	—	—	—	—	5,378	7,296
Total investment securities held-to-maturity	—	—	—	—	5,378	7,296
Available-for-Sale:
Mutual funds	—	—	3,779	4,006	4,011	3,895
Total investment securities available-for-sale	—	—	3,779	4,006	4,011	3,895
Trading:
Mutual funds	—	—	2,648	2,715	7,015	6,953
Total trading securities	—	—	2,648	2,715	7,015	6,953
TOTAL SECURITIES	$511,499	$508,552	$357,616	$358,105	$20,011	$21,702

(1) Amount is net of cumulative credit related Other than Temporary Impairment (“OTTI”) on TRUP CDOs held-to-maturity totaling $8.6 million at December 31, 2016.

MBS

The Company’s consolidated investment in MBS totaled $466.6 million at December 31, 2018. The average duration of these securities was 3.3 years as of December 31, 2018.

The Company typically classifies MBS as available-for-sale in recognition of the prepayment uncertainty associated with these securities, and carries them at fair market value. The fair value of MBS available-for-sale was $2.9 million below their amortized cost at December 31, 2018.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Amortized cost at beginning of period	$351,189	$3,607	$418
(Sales) Purchases, net	195,481	348,644	3,267
Principal repayments	(76,217)	(957)	(59)
Premium amortization, net	(944)	(105)	(19)
Amortized cost at end of period	$469,509	$351,189	$3,607

The increase in the MBS portfolio during the year ended December 31, 2017 was primarily due to the purchase of FHLMC guaranteed structured pass-through certificates that were issued in connection with the Loan Securitization transaction that closed in December 2017 and purchased entirely by the Bank.

The following table presents the amortized cost, fair value and weighted average yield of the Company’s consolidated MBS at December 31, 2018, categorized by remaining period to contractual maturity:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Due within 1 year	$—	$—	—%
Due after 1 year but within 5 years	4,669	4,583	2.79
Due after 5 years but within 10 years	266,560	263,905	2.73
Due after ten years	198,280	198,117	3.21
Total	$469,509	$466,605	2.93%

With respect to MBS, the entire carrying amount of each security at December 31, 2018 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. As mentioned previously, the investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS. As a result, the weighted average duration of the Company's MBS approximated 3.3 years as of December 31, 2018 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

Equity Investments

The Holding Company's investment in mutual funds totaled $5.7 million at December 31, 2018, $0.05 million below their cost basis.

Sources of Funds

Deposits

The following table sets forth the Bank's deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2018			At December 31, 2017			At December 31, 2016
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$336,669	7.7%	0.06%	$362,092	8.2%	0.07%	$366,921	8.3%	0.05%
CDs	1,410,037	32.4	1.97	1,091,887	24.8	1.47	1,048,465	23.9	1.47
Money market accounts	2,098,599	48.2	1.43	2,517,439	57.2	0.96	2,576,081	58.6	0.86
Interest-bearing checking accounts	115,972	2.7	0.30	124,283	2.8	0.08	106,525	2.4	0.08
Non-interest-bearing checking accounts	395,477	9.1	—	307,746	7.0	—	297,434	6.8	—
Totals	$4,356,754	100.00%	1.33%	$4,403,447	100.00%	0.91%	$4,395,426	100.00%	0.86%

The following table presents the deposit activity of the Bank for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Deposits	$8,670,507	$10,142,501	$8,674,460
Withdrawals	(8,767,589)	10,172,871	7,495,718
Deposits greater than Withdrawals	$(97,082)	$(30,370)	$1,178,742
Interest credited	50,389	38,391	32,374
Total (decrease) increase in deposits	$(46,693)	$8,021	$1,211,116

The weighted average maturity of the Bank's CDs at December 31, 2018 was 10.0 months, compared to 12.7 months at December 31, 2017. The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2018:

	Period to Maturity at December 31, 2018				Total at December 31,
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	2018	2017	2016
	(Dollars in Thousands)				(Dollars in Thousands)
1.00% and below	$47,640	$12,583	$—	$—	$60,223	$155,360	$159,367
1.01% to 2.00%	344,751	101,241	24,143	4,847	474,982	805,344	708,028
2.01% to 3.00%	640,833	197,781	36,173	—	874,787	111,322	160,725
3.01% and above	—	—	45	—	45	19,861	20,345
Total	$1,033,224	$311,605	$60,361	$4,847	$1,410,037	$1,091,887	$1,048,465

At December 31, 2018, the Bank had $924.4 million in CDs with a minimum denomination of $100,000 as follows:

Maturity Date	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within three months	$190,153	1.87%
After three but within six months	218,222	1.95
After six but within twelve months	221,943	3.01
After 12 months	294,122	1.57
Total	$924,440	2.07%
The Bank is authorized to accept brokered deposits up to an aggregate limit of 6.5% of total assets. At December 31, 2018, brokered deposits consisted of $243.7 million, which include purchased CDs from the CDARS program and purchased MMAs from the ICS program. At December 31, 2017, total brokered deposits consisted of $190.4 million, which include purchased CDs from the CDARS program and also purchased MMAs from the ICS program.

Borrowings

The Bank's total borrowing line with FHLBNY equaled $2.15 billion at December 31, 2018. The Bank had $1.13 billion of FHLBNY advances outstanding at December 31, 2018, and $1.17 billion at December 31, 2017. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The following table presents information for FHLBNY advances as of the periods indicated:

	At or for the Year Ended December 31,
	2018		2017		2016
	Amount	Average Cost	Amount	Average Cost	Amount	Average Cost
	(Dollars in Thousands)
Balance outstanding at end of period	$1,125,350	2.27%	$1,170,000	1.67%	$831,125	1.57%
Weighted average balance outstanding during the period	1,016,812	1.93	939,185	1.63	972,179	1.45
Maximum balance outstanding at month end during period	1,177,450		1,222,500		1,277,125

The Company had no securities sold under agreements to repurchase at December 31, 2018 or 2017.

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

The Bank's primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers, and has in the past sold such loans to FNMA and FHLMC. The Company may additionally issue debt under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

In December 2018, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions.  The availability of funds changes daily.  At December 31, 2018, the Bank did not utilize funds available through American Financial Exchange.

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

Total deposits decreased $46.7 million during the year ended December 31, 2018, compared to an increase of $8.0 million during the year ended December 31, 2017. Within deposits, core deposits (i.e., non-CDs) decreased $364.8 million during the year ended December 31, 2018 and decreased $35.4 million during the year ended December 31, 2017. The decrease during 2018 and  2017 was primarily driven by of outflows from the bank’s online channel, DimeDirect, as the bank’s posted rate during both years lagged many of its online competitors, which was offset by an increase of $318.2 million and $43.3 million in CDs during 2018 and 2017, respectively.

The Bank decreased its outstanding FHLBNY advances by $44.7 million during the year ended December 31, 2018, as the Bank reduced its reliance on FHLBNY advances. The Bank increased its outstanding FHLBNY advances by $338.9 million during the year ended December 31, 2017, as the Bank utilized FHLBNY advances to offset declines in online money market deposits. Additionally, the Company took advantage of lower borrowing rates on longer term borrowings (with initial terms of two years and more).

During the year ended December 31, 2018, principal repayments totaled $885.7 million on real estate loans (including refinanced loans) compared to $595.9 million during the year ended December 31, 2017. The increase resulted primarily from higher prepayment volume.

Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs and CMOs totaled $158.8 million during the year ended December 31, 2018, resulting in a net gain of $1.4 million. Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs totaled $15.0 million during the year ended December 31, 2017, resulting in a net loss of $0.04 million.. There were no sales of agency CMO securities available-for-sale during the years ended December 31, 2017.

The Company holds registered mutual funds (as investment securities available-for-sale) as the underlying investments of the BMP, held in a rabbi trust. The Company may sell registered mutual funds on a periodic basis in order to pay retirement benefits to plan retirees. Aggregate proceeds from the sales of registered mutual funds totaled $1.1 million and $5.0 million during the years ended December 31, 2018 and 2017, respectively. There are no gains or losses recognized from the sales of registered mutual funds.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At December 31, 2018, the Bank had an additional potential borrowing capacity of $1.02 billion through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At December 31, 2018, the Bank was in compliance with all applicable regulatory capital requirements and was considered "well-capitalized" for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Common Stock into treasury, the payment of quarterly cash dividends to holders of the Common Stock and the payment of quarterly interest to holders of its outstanding subordinated debt. During the years ended December 31, 2018 and 2017, real estate loan originations totaled $579.7 million and $757.9 million, respectively. The decrease from the year ended December 31, 2017 to the year ended December 31, 2018 reflected the Company's election to shift the loan portfolio mix and develop the C&I loan portfolio. C&I originations totaled $174.0 million during the year ended December 31, 2018. Purchases of available-for-sale pass-through MBS totaled $352.9 million and $363.7 million during the year ended December 31, 2018 and 2017, respectively, as the Company grew its on-balance sheet liquidity.

During the year ended December 31, 2018, the Holding Company repurchased 1,467,449 shares of its Common Stock, at a weighted average price of $17.64. The Holding Company did not repurchase any of its Common Stock during the year ended December 31, 2017. As of December 31, 2018, up to 1,467,140 shares remained available for purchase under authorized share purchase programs.

During the year ended December 31, 2018, the Holding Company paid $20.8 million in cash dividends on its Common Stock, down from $21.0 million during the year ended December 31, 2017, reflecting a decrease of 1,337,615 common shares outstanding shares from January 1, 2018 to December 31, 2018.

Contractual Obligations

The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, as well as customer CDs with fixed contractual interest rates. During the year ended December 31, 2017, the Holding Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which become callable at any time commencing in June 2022. Proceeds from the issuance of subordinated debt were used to redeem the Company’s $70.7 million of callable trust preferred securities outstanding in July 2017. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

The table below summarizes contractual obligations for CDs, borrowings and lease obligations at December 31, 2018:

	Payments Due By Period
	CDs	Weighted Average Rate	Borrowings	Weighted Average Rate	Operating Lease Obligations
Less than one year	$1,033,224	1.95%	$613,150	2.36%	$6,960
One year to three years	311,605	1.98	474,250	2.11	13,658
Over three years to five years	60,361	2.31	37,950	2.98	12,006
Over five years	4,847	1.59	115,000	4.50	23,853
Total	$1,410,037	1.97%	$1,240,350	2.48%	$56,477

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of December 31, 2018:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Credit Commitments:
Available lines of credit	$102,110	$—	$—	$—	$102,110
Other loan commitments	150,058	—	—	—	150,058
Stand-by letters of credit	1,968	—	—	—	1,968
Total Off-Balance Sheet Arrangements	$254,136	$—	$—	$—	$254,136

Additionally, in connection with the Loan Securitization, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $27.2 million of available-for-sale pass-through MBS issued by GSEs as collateral.

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

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company's Consolidated Financial Statements that commence on page 65.

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

Real estate loans, the largest component of the Bank's interest-earning assets, traditionally derive their interest rates primarily from either the five- or seven-year constant maturity Treasury index. As a result, the Bank's interest-earning assets are most sensitive to these benchmark interest rates. Since the majority of the Bank's interest-bearing liabilities mature within one year, its interest-bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk. In addition, the Company did not engage in hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2018 or 2017. In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments. Marketable equity and trading securities owned by the Company were nominal at both December 31, 2018 and 2017.

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

Assets. The Bank's largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one-to-four family residential loans, thus significantly reducing the overall level of interest rate risk. Approximately 99% of multifamily residential loans originated by the Bank during both years ended December 31, 2018 and 2017 were adjustable-rate, with repricing typically occurring after five or seven years.  In addition, at December 31, 2018, the Bank has sought to include in its portfolio various types of adjustable-rate one-to-four family loans and adjustable investment securities, with annual repricing terms after a fixed period of one to three years. At December 31, 2018, adjustable-rate real estate loans totaled $4.33 billion, or 68.5% of total assets. At December 31, 2017, adjustable-rate real estate loans totaled $4.69 billion, or 73.3% of total assets.

Deposit Liabilities. As a traditional community-based savings bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet. The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2018 were $2.95 billion, or 67.6% of total deposits. The balance of CDs as of December 31, 2018 was $1.41 billion, or 32.4% of total deposits, of which $1.03 billion, or 73.3% of total CDs, was to mature within one year. The weighted average maturity of the Bank's CDs at December 31, 2018 was 10.0 months, compared to 12.7 months at December 31, 2017. During the years ended December 31, 2018 and 2017, the Bank generally priced its CDs in an effort to encourage the extension of the average maturities of deposit liabilities beyond one year.

Wholesale Funds. The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $2.15 billion at December 31, 2018. The Bank borrows from the FHLBNY for various purposes. At December 31, 2018, the Bank had outstanding advances of $1.13 billion from the FHLBNY, all of which were secured by a blanket lien on the Bank's loan portfolio, and none of which were callable. Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

Interest Rate Risk Exposure Analysis

Economic Value of Equity ("EVE") Analysis

In accordance with agency regulatory guidelines, the Bank simulates the impact of interest rate volatility upon EVE using several interest rate scenarios.  EVE is the difference between the present value of the expected future cash flows of the Bank's assets and liabilities and the value of any off-balance sheet items, such as derivatives, if applicable.

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

The analysis that follows presents, as of December 31, 2018 and December 31, 2017, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rates, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both December 31, 2018 and December 31, 2017.

	At December 31, 2018			At December 31, 2017
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$643,531	$(27,967)	(4.2)%	$572,782	$(93,677)	(14.1)%
Pre-Shock Scenario	671,498	—	—	666,459	—	—

The Bank's Pre-Shock Scenario EVE increased from $666.5 million at December 31, 2017 to $671.5 million at December 31, 2018. The primary factors contributing to the more favorable valuation at December 31, 2018 was a decrease in the value of the Bank's core deposit liability and a decrease in the level of the Bank's borrowings.

The Bank's EVE in the +200 basis point Rate Shock Scenario increased from $572.8 million at December 31, 2017 to $643.5 million at December 31, 2018.  The factors contributing to the more favorable valuation included an increase in the valuation of the loan portfolio due to a slightly lower duration; the increase in the duration of the borrowing portfolio; and the previously noted decrease in the value of the Bank's core deposit liability.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period beginning December 31, 2018 assuming gradual parallel changes in interest rates for the given rate scenarios:

Gradual Change in Interest rate of:	Percentage Change in Net Interest Income (1)
+ 200 Basis Points	(4.14)%
+ 100 Basis Points	(2.54)%

(1)	The impact of 100 and 200 basis point reductions in interest rates are not presented in view of the current level of the federal funds rate and other short-term interest rates.

Item 8.	Financial Statements and Supplementary Data

For the Company's Consolidated Financial Statements, see index on page 58.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness as of December 31, 2018, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls – Integrated Framework (2013 Framework)." Based upon its assessment, management believes that, as of December 31, 2018, the Company's internal control over financial reporting is effective.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included on page 59.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Holding Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2019 (the "Proxy Statement") which will be filed with the SEC within 120 days of December 31, 2018, and is incorporated herein by reference.

Information regarding the audit committee of the Holding Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the headings, "Meetings and Committees of the Company's Board of Directors," and "Report of the Audit Committee" in the Proxy Statement and is incorporated herein by reference.

The Holding Company has adopted a written Code of Business Ethics that applies to all officers, including its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Code of Business Ethics is published on the Company's website, www.dime.com. The Company will provide to any person, without charge, upon request, a copy of such Code of Business Ethics. Such request should be made in writing to: Dime Community Bancshares, Inc., 300 Cadman Plaza West, 8th Floor, Brooklyn, New York 11201, attention Secretary.

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

Set forth below is certain information as of December 31, 2018 regarding the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price with respect to outstanding stock options and rights (2)	Number of securities remaining available for issuance under the equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	274,789	$13.58	533,377
Equity compensation plans not approved by security holders	—	—	—
Total	274,789	$13.58	533,377

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

(3)	Exhibits Required by Item 601 of SEC Regulation S-K

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 24, 2019 (File No. 000-27782))

4.1	Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. [see Exhibit 3.1 hereto]

4.2	Amended and Restated Bylaws of Dime Community Bancshares, Inc. [see Exhibit 3.2 hereto]

4.3
Draft Stock Certificate of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the SEC on September 28, 1998 (File No. 000-27782))

4.4
Second Amended and Restated Declaration of Trust, dated as of July 29, 2004, by and among Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, Dime Community Bancshares, Inc., as Sponsor, the Administrators of Dime Community Capital Trust I, and the holders from time to time of undivided beneficial interests in the assets of Dime Community Capital Trust I (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on July 29, 2004 (File No. 333-117743))

4.5
Indenture, dated as of March 19, 2004, between Dime Community Bancshares, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on July 29, 2004 (File No. 333-117743))

4.6
Series B Guarantee Agreement, dated as of July 29, 2004, executed and delivered by Dime Community Bancshares, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders from time to time of the Series B Capital Securities of Dime Community Capital Trust I (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on July 29, 2004 (File No. 333-117743))

4.7
Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

4.8
First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

10.1
Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 10, 2011 (File No. 000-27782))

10.2
Employment Agreement between Dime Community Bancshares, Inc. and Kenneth J. Mahon (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 10, 2011 (File No. 000-27782))

10.3
Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012 (File No. 000-27782))

10.4
The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2011 (File No. 000-27782))

10.5
Dime Community Bank Severance Benefits Plan (incorporate by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782)

10.6
Retirement Plan for Board Members of Dime Community Bancorp, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009 (File No. 000-27782))

10.7
Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2005 (File No. 000-27782))

10.8
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 1996 Stock Option Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the SEC on September 26, 1997 (File No. 000-27782))

10.9
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005 (File No. 000-27782))

10.10
Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008 (File No. 000-27782))

10.11
Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.12
Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.13
Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015) (File No. 000-27782))

10.14
Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009) (File No. 000-27782))

10.15
Amendment to the Benefit Maintenance Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 13, 2012) (File No. 000-27782))

10.16	Amendment to the Benefit Maintenance Plan

10.17
Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.33 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-27782))

10.18
Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 9, 2013 (File No. 000-27782))

10.19
Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.20
Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.21
The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.22
Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015 (File No. 000-27782))

10.23
Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.24
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015 (File No. 000-27782))

10.25
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2016) (File No. 000-27782))

10.26
Form of performance share award notice for 2016 grants to officers under 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016 (File No. 000-27782))

10.27
Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Stuart Lubow (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 8-K filed with the SEC on February 4, 2019 (File No. 000-27782))

10.28
Employment and Change in Control Agreement between Dime Community Bank and Conrad Gunther (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.29
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Tarvos Capital Partners USA LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.30
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Havemeyer Owner BB LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.31
Amendment Number Five to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.32
Amendment Number Six to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.33
Dime Community Bank KSOP, as amended and restated effective July 1, 2017 (incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 7, 2017 (File No. 000-27782))

10.34
Amendment Number One to the Dime Community Bank KSOP (incorporate by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782)

10.35	Dime Community Bank KSOP, as amended and restated effective January 1, 2019

10.36
Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Roberto Volino (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 8-K filed with the SEC on February 4, 2019 (File No. 000-27782))

10.37
Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Avinash Reddy (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 8-K filed with the SEC on February 4, 2019 (File No. 000-27782))

10.38
Change in Control Employment Agreement between Dime Community Bancshares, Inc. and James Rizzo (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 8-K filed with the SEC on February 4, 2019 (File No. 000-27782))

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2019.

DIME COMMUNITY BANCSHARES, INC.

Date:	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date
March 14, 2019
/s/ VINCENT F. PALAGIANO	Chairman of the Board
Vincent F. Palagiano
March 14, 2019
/s/ MICHAEL P. DEVINE	Vice Chairman of the Board
Michael P. Devine
March 14, 2019
/s/ KENNETH J. MAHON	President, Chief Executive Officer and Director
Kenneth J. Mahon	(Principal Executive Officer)
March 14, 2019
/s/ AVINASH REDDY	Executive Vice President and Chief Financial Officer
Avinash Reddy	(Principal Financial Officer)
March 14, 2019
/s/ LESLIE VELUSWAMY	Senior Vice President and Chief Accounting Officer
Leslie Veluswamy
March 14, 2019
/s/ ROSEMARIE CHEN	Director
Rosemarie Chen
March 14, 2019
/s/ STEVEN D. COHN	Director
Steven D. Cohn
March 14, 2019
/s/ PATRICK E. CURTIN	Director
Patrick E. Curtin
March 14, 2019
/s/ ROBERT C. GOLDEN	Director
Robert C. Golden
March 14, 2019
/s/ BARBARA M. KOSTER	Director
Barbara M. Koster
March 14, 2019
/s/ KATHLEEN M. NELSON	Director
Kathleen M. Nelson
March 14, 2019
/s/ JOSEPH J. PERRY	Director
Joseph J. Perry
March 14, 2019
/s/ KEVIN STEIN	Director
Kevin Stein
March 14, 2019
/s/ OMER S. J. WILLIAMS	Director
Omer S. J. Williams

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").  We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Crowe LLP

We have served as the Company's auditor since 2009.

Livingston, New Jersey
March 14, 2019

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31,
	2018	2017
ASSETS:
Cash and due from banks	$147,256	$169,455
Total cash and cash equivalents	147,256	169,455
Mortgage-backed securities ("MBS") available-for-sale	466,605	351,384
Investment securities available-for-sale, at fair value	36,280	4,006
Marketable equity securities, at fair value	5,667	—
Trading securities	—	2,715
Loans:
Real estate	5,163,122	5,464,067
Commercial and industrial ("C&I") loans	229,504	136,671
Other loans	1,192	1,379
Allowance for loan losses	(21,782)	(21,033)
Loans, net	5,372,036	5,581,084
Premises and fixed assets, net	24,713	24,326
Loans held for sale, at fair value	1,097	—
Federal Home Loan Bank of New York ("FHLBNY") capital stock	57,551	59,696
Bank Owned Life Insurance ("BOLI")	111,427	108,545
Goodwill	55,638	55,638
Other assets	42,308	46,611
Total Assets	$6,320,578	$6,403,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Interest-bearing deposits	$3,961,277	$4,095,701
Non-interest-bearing deposits	395,477	307,746
Due to depositors	4,356,754	4,403,447
Escrow and other deposits	85,234	82,168
FHLBNY Advances and Other Borrowings	1,125,350	1,170,000
Subordinated debt	113,759	113,612
Other liabilities	37,400	35,666
Total Liabilities	5,718,497	5,804,893

COMMITMENTS AND CONTINGENCIES (See Note 22)

Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2018 and December 31, 2017)	—	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,690,825 shares and 53,624,453 shares issued at December 31, 2018 and December 31, 2017, respectively, and 36,081,455 shares and 37,419,070 shares outstanding at December 31, 2018 and December 31, 2017, respectively)	537	536
Additional paid-in capital	277,512	276,730
Retained earnings	565,713	535,130
Accumulated other comprehensive loss	(6,500)	(3,641)
Unearned equity awards	(3,623)	(2,894)
Benefit Maintenance Plan	(1,509)	(2,736)
Treasury stock, at cost (17,609,370 shares and 16,205,383 shares at December 31, 2018 and December 31, 2017, respectively)	(230,049)	(204,558)
Total Stockholders' Equity	602,081	598,567
Total Liabilities and Stockholders' Equity	$6,320,578	$6,403,460

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Loans secured by real estate	$194,842	$204,487	$191,856
Commercial and industrial loans	9,741	3,072	41
Other loans	74	75	74
MBS	10,794	542	20
Investment securities	363	577	880
Other short-term investments	5,896	3,343	2,756
Total interest income	221,710	212,096	195,627
Interest expense:
Deposits and escrow	50,389	38,391	32,374
Borrowed funds	24,995	20,975	19,767
Total interest expense	75,384	59,366	52,141
Net interest income	146,326	152,730	143,486
Provision for loan losses	2,244	520	2,118
Net interest income after provision for loan losses	144,082	152,210	141,368
Non-interest income:
Service charges and other fees	4,642	3,828	3,429
Mortgage banking income, net	367	201	96
Net gain on sale of securities and other assets (1)	1,068	2,740	123
Gain on sale of loans	302	1,475	—
Gain on sale of premises held for sale	—	10,412	68,183
Income from BOLI	2,882	2,217	2,734
Other	262	641	1,369
Total non-interest income	9,523	21,514	75,934
Non-interest expense:
Salaries and employee benefits	45,066	37,365	34,854
Stock benefit plan compensation expense	1,524	1,358	14,651
Occupancy and equipment	15,250	14,201	12,103
Data processing costs	7,009	8,280	5,194
Marketing	3,198	5,774	4,121
Federal deposit insurance premiums	1,969	2,966	2,515
Loss from extinguishment of debt	—	1,272	—
Other	12,874	13,770	10,393
Total non-interest expense	86,890	84,986	83,831
Income before income taxes	66,715	88,738	133,471
Periodic income tax expense	15,427	36,856	60,957
Net income	$51,288	$51,882	$72,514
Earnings per Share:
Basic	$1.38	$1.38	$1.97
Diluted	$1.38	$1.38	$1.97

(1) Amount includes periodic valuation gains or losses on marketable equity and trading securities.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net Income	$51,288	$51,882	$72,514
Other comprehensive income (loss):
Change in unrealized holding loss on securities held-to-maturity and transferred securities	—	1,299	85
Change in unrealized holding loss (gain) on securities available-for-sale	(3,096)	587	56
Change in pension and other postretirement obligations	548	2,758	1,841
Change in unrealized (loss) gain on derivative asset	(1,450)	794	3,228
Other comprehensive gain (loss) before income taxes	(3,998)	5,438	5,210
Deferred tax expense (benefit)	(1,260)	2,427	2,348
Other comprehensive income (loss), net of tax	(2,738)	3,011	2,862
Total comprehensive income	$48,550	$54,893	$75,376

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unallocated Common Stock of Employee Stock Ownership Plan (“ESOP”)	Unearned Restricted Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2016	37,371,992	$533	$262,798	$451,606	$(8,801)	$(2,313)	$(2,271)	$(9,354)	$(198,251)	$493,947

Net Income	—	—	—	72,514	—	—	—	—	—	72,514
Other comprehensive income, net of tax	—	—	—	—	2,862	—	—	—	—	2,862
Exercise of stock options, net expired options	245,992	3	3,567	—	—	—	—	—	—	3,570
Release of shares, net of forfeitures	85,137	—	659	—	—	—	(780)	(222)	708	365
Stock-based compensation	—	—	1,276	—	—	231	1,119	—	349	2,975
Shares received to satisfy distribution of retirement benefits	(107,008)	—	(2,717)	—	—	—	—	2,717	(1,820)	(1,820)
Tax benefit from market valuation adjustment on distribution of BMP ESOP shares	—	—	717	—	—	—	—	—	—	717
ESOP Share Acquisition Loan payoff	(140,260)	—	12,056	—	—	2,082	—	—	(2,819)	11,319
Cash dividends declared and paid	—	—	—	(20,581)	—	—	—	—	—	(20,581)
Ending balance as of December 31, 2016	37,455,853	536	278,356	503,539	(5,939)	—	(1,932)	(6,859)	(201,833)	565,868

Net Income	—	—	—	51,882	—	—	—	—	—	51,882
Other comprehensive income, net of tax	—	—	—	—	3,011	—	—	—	—	3,011
Exercise of stock options	51,708	—	792	—	—	—	—	—	—	792
Release of shares, net of forfeitures	141,867	—	1,269	—	—	—	(2,649)	(170)	1,786	236
Stock-based compensation	—	—	—	—	—	—	1,687	—	—	1,687
Shares received to satisfy distribution of retirement benefits	(230,358)	—	(3,687)	—	—	—	—	4,293	(4,511)	(3,905)
Reclassification of tax effects on other comprehensive income	—	—	—	713	(713)	—	—	—	—	—
Cash dividends declared and paid	—	—	—	(21,004)	—	—	—	—	—	(21,004)
Ending balance as of December 31, 2017	37,419,070	536	276,730	535,130	(3,641)	—	(2,894)	(2,736)	(204,558)	598,567

Reclassification of unrealized gains and losses on marketable equity securities	—	—	—	153	(153)	—	—	—	—	—
Adjusted beginning balance as of January 1, 2018	37,419,070	536	276,730	535,283	(3,794)	—	(2,894)	(2,736)	(204,558)	598,567
Net Income	—	—	—	51,288	—	—	—	—	—	51,288
Other comprehensive loss, net of tax	—	—	—	—	(2,738)	—	—	—	—	(2,738)
Exercise of stock options, net	57,327	1	1,118	—	—	—	—	—	(165)	954
Release of shares, net of forfeitures	122,402	—	816	—	—	—	(2,253)	—	1,513	76
Stock-based compensation	—	—	—	—	—	—	1,524	—	—	1,524
Shares received to satisfy distribution of retirement benefits	(49,895)	—	(1,152)	—	—	—	—	1,227	(958)	(883)
Reclassification of tax effects on other comprehensive income (loss)	—	—	—	(32)	32	—	—	—	—	—
Cash dividends declared and paid	—	—	—	(20,826)	—	—	—	—	—	(20,826)
Repurchase of shares of Common Stock	(1,467,449)	—	—	—	—	—	—	—	(25,881)	(25,881)
Ending balance as of December 31, 2018	36,081,455	$537	$277,512	$565,713	$(6,500)	$—	$(3,623)	$(1,509)	$(230,049)	$602,081

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$51,288	$51,882	$72,514
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sale of investment securities and MBS available-for-sale	(1,370)	36	—
Net gain on sale of investment securities held-to-maturity	—	(2,607)	—
Net (gain) loss recognized on marketable equity and trading securities	302	(169)	(83)
Net gain on the sale of other real estate owned (“OREO”)	—	—	(40)
Write-down of OREO	—	—	18
Net gain on sale of premises	—	(10,412)	(68,183)
Net gain on sale of loans held for sale	(302)	(1,475)	—
Net depreciation, amortization and accretion	4,965	3,673	2,296
Stock plan compensation	1,524	1,687	1,837
Prepayment of ESOP Share Acquisition Loan	—	—	11,319
ESOP compensation expense	—	—	1,138
Provision for loan losses	2,244	520	2,118
Loss from extinguishment of debt	—	1,272	—
Originations of loans held for sale	(3,228)	—	—
Proceeds from sale of loans held for sale	5,297	—	—
Income recognized from mortality benefit on BOLI	—	—	(484)
Increase in cash surrender value of BOLI	(2,882)	(2,217)	(2,250)
Deferred income tax provision (benefit)	(807)	10,515	1,097
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	—	(60)	(104)
Excess tax benefit of stock benefit plans	—	—	(171)
Changes in assets and liabilities:
Decrease (Increase) in other assets	7,089	(8,477)	(2,942)
Increase (Decrease) in other liabilities	185	(906)	1,979
Net cash provided by Operating activities	64,305	43,262	20,059
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities held-to-maturity	—	9,167	—
Proceeds from sales of investment securities available-for-sale	—	377	—
Proceeds from sales of MBS and CMO securities available-for-sale	158,758	15,000	—
Proceeds from sales of marketable equity securities	1,059	—	—
Proceeds from sales of trading securities	—	4,629	3,648
Purchases of investment securities available-for-sale	(36,248)	(145)	(22)
Purchases of MBS and CMO securities available-for-sale	(352,869)	(363,680)	(3,267)
Acquisition of marketable equity securities	(307)	—	—
Acquisition of trading securities	—	(222)	(317)
Proceeds from calls and principal repayments of MBS available-for-sale	76,217	957	59
Purchase of BOLI	—	(20,000)	—
Purchases of loans	(7,800)	—	(157,782)
Proceeds from sale of portfolio loans held for sale	—	333,176	—
Net decrease (increase) in loans	211,668	(298,910)	(781,960)
Proceeds from the sale of OREO and real estate owned	—	—	170
Proceeds from surrender of cash surrender value of BOLI	—	—	1,425
Proceeds from the sale of fixed assets and premises held for sale	—	11,791	75,899
Purchases of fixed assets, net	(4,290)	(9,231)	(5,774)
Sale (purchase) of FHLBNY capital stock, net	2,145	(15,252)	14,269
Net cash provided by (used in) Investing Activities	48,333	(332,343)	(853,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in due to depositors	(46,693)	8,021	1,211,116
Increase (Decrease) in escrow and other deposits	3,066	(20,833)	25,871
Repayments of FHLBNY advances	(3,651,600)	(4,602,075)	(3,178,500)
Proceeds from FHLBNY advances	3,606,950	4,940,950	2,842,900
Proceeds from Subordinated debt issuance, net	—	113,531	—
Repayments of Trust Preferred securities	—	(70,680)	—
Proceeds from exercise of stock options	954	792	3,498
Excess tax benefit of stock benefit plans	—	—	171
Equity award distribution	76	236	287
BMP ESOP shares received to satisfy distribution of retirement benefits	(883)	(3,905)	(1,820)
Treasury shares repurchased	(25,881)	—	—
Cash dividends paid to stockholders, net	(20,826)	(21,004)	(20,581)
Net cash provided by (used in) Financing Activities	(134,837)	345,033	882,942
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,199)	55,952	49,349
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,455	113,503	64,154
CASH AND CASH EQUIVALENTS, END OF PERIOD	$147,256	$169,455	$113,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8,428	$36,515	$58,383
Cash paid for interest	74,297	59,823	52,320
Loans transferred to held for sale	2,829	333,192	—
Transfer of premises to held for sale	—	—	1,379
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	50	51
Net decrease in non-credit component of OTTI	—	(20)	(34)
Reductions for previous credit losses realized on securities sold	—	1,229	—

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.  NATURE OF OPERATIONS

Nature of Operations - Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by Dime Community Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996. At December 31, 2018, the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company. The liabilities of the Holding Company were comprised primarily of $113,759 subordinated notes payable maturing in 2027, and become callable commencing 2022. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and currently operates as a New York State-chartered stock savings bank.  Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflects the Bank's evolving business model and emphasizes its broader geographic and business reach while retaining the Bank's mission to be in and of the communities it serves, including the virtual online community.  The Bank's principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, and one-to-four family residential real estate loans, as well as mortgage-backed securities, obligations of the U.S. government and government- sponsored enterprises (“GSEs”), and corporate debt and equity securities.

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York. As of December 31, 2018, the Bank had twenty-nine retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk, New York.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies – Management believes that the accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP"). The following is a description of the significant policies.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Securities - Debt securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale or trading. Equity securities and mutual fund investments (fixed income or equity in nature) are classified as either available-for-sale, or trading securities until January 1, 2018 upon adoption of ASU 2016-01, and carried at fair value, with changes in fair value reported in net income. Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss. While the Holding Company had a small portfolio of mutual fund investments designated as trading at December 31, 2017, neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities. These mutual fund investments were reclassified as marketable equity securities as of January 1, 2018 upon adoption of ASU 2016-01.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for MBS where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company adopted ASU 2016-01 on January 1, 2018. As a result of adoption all registered mutual funds and trading securities were reclassified as marketable equity securities on the Consolidated Statement of Financial Conditions and are recorded at fair value with changes in fair value recorded through the income statement. Additionally, $153 of unrealized gains, net of taxes, was reclassified from accumulated other comprehensive income to beginning retained earnings on January 1, 2018. Marketable equity securities are excluded from the tables for the year ended December 31, 2018.

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

The Company generally initiates foreclosure proceedings when a delinquent loan enters non-accrual status, and typically does not accept partial payments once foreclosure proceedings have commenced. During foreclosure proceedings, the Bank procures current appraisal information in order to prepare an estimate of the fair value of the underlying collateral. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure action is completed, the property securing the loan is transferred to OREO status. The Company generally utilizes all available remedies, such as note sales in lieu of foreclosure, in an effort to resolve non-accrual loans as quickly and prudently as possible in consideration of market conditions, the physical condition of the property and any other mitigating circumstances. In the event that a non-accrual loan is subsequently brought current, it is returned to accrual status once the doubt concerning collectability has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions for a period of at least six months.

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan’s pre-modification rate for some performing troubled debt restructurings (“TDRs”)). If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral property or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment. Measured impairment is either charged-off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses. See Note 7 for a discussion of TDRs.

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

In determining both the specific and the general components of the allowance for loan losses, the Company has identified the following portfolio segments: 1) real estate; 2) C&I loans; and 3) consumer loans. Consumer loans represent a nominal portion of the Company’s loan portfolio. Within these segments, the Bank analyzes the allowance based upon the underlying collateral type.

The underlying methodology utilized to assess the adequacy of the allowance for loan losses is summarized in Note 8.

The Company maintains a separate reserve within other liabilities associated with commitments to fund future loans that have been accepted by the borrower. This reserve is determined based upon the historical loss experience of similar loans owned by the Bank at each period end. Any changes in this reserve amount are recognized through earnings as a component of non-interest expense.

Loans Held for Sale - Loans originated and intended for sale in the secondary market, as well as identified problem loans which are subject to an executed note sale agreement, are carried at the lower of aggregate cost or net realizable proceeds. Loans originated and intended for sale are generally sold with servicing rights retained. Certain problematic loans in which the Company has identified for sale during the year in which a pending note sale agreement has been executed will be re-classified as held for sale and carried at the lower of cost or their expected net realizable proceeds.

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

OREO - Properties acquired as a result of foreclosure on a real estate loan or a deed in lieu of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate collateralizing a one-to-four family residential loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through execution of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Declines in the recorded balance subsequent to acquisition by the Company are recorded through expense. Operating costs after acquisition are expensed.

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

Accounting for Goodwill and Other Intangible Assets – In January of 2017, the FASB issued ASU 2017-04, which eliminates step 2 of the impairment analysis. While this guidance is not effective until January 1, 2020, the Company has elected to early adopt this guidance as of January 1, 2018 for the annual evaluation of its goodwill for the year ended December 31, 2018. Based upon one reporting unit, the goodwill impairment test was performed on a consolidated basis by comparing the fair value of the reporting unit, calculated as the market capitalization of the Company, with its carrying amount (including goodwill). To the extent that the carrying amount of goodwill exceeds the implied fair value, an impairment charge must be recognized in an amount equal to the excess carrying amount over fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. As of December 31, 2018 and 2017, the Company concluded that no impairment of goodwill existed.

Servicing Right Assets ("SRA") – When real estate or C&I loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. SRAs are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income. All separately recognized SRAs are required to be initially measured at fair value, if practicable. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank's peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates, and losses.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not satisfying the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to tax matters in income tax expense. The Company had no unrecorded tax positions at December 31, 2018 or 2017.

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

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (collectively the "Stock Plans"); which are discussed more fully in Note 21. Under the Stock Plans, compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Holding Company’s common stock (“Common Stock”) at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Basic and Diluted EPS - Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into Common Stock, and if all likely aggregate Long-term Incentive Plan ("LTIP") and Sales Incentive Plan ("SIP") share are issued.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded.  Vested restricted stock award ("RSA") shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested RSA, LTIP, and SIP shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net Income per the Consolidated Statements of Operations	$51,288	$51,882	$72,514
Less: Dividends paid on earnings allocated to participating securities	(160)	(131)	(109)
Income attributable to Common Stock	$51,128	$51,751	$72,405
Weighted average common shares outstanding, including participating securities	37,163,023	37,593,715	36,898,951
Less: weighted average participating securities	(155,553)	(163,056)	(186,058)
Weighted average common shares outstanding	37,007,470	37,430,659	36,712,893
Basic EPS	$1.38	$1.38	$1.97

Income attributable to Common Stock	$51,128	$51,751	$72,405
Weighted average common shares outstanding	37,007,470	37,430,659	36,712,893
Weighted average common equivalent shares outstanding	80,292	79,790	51,193
Weighted average common and equivalent shares outstanding	37,087,762	37,510,449	36,764,086
Diluted EPS	$1.38	$1.38	$1.97

Common stock equivalents resulting from the dilutive effect of "in-the-money" stock options are calculated based upon the excess of the average market value of the Common Stock over the exercise price of outstanding options.

There were no “out-of-the-money” stock options for the year ended December 31, 2018 or December 31, 2017, respectively. There were approximately 77,432 weighted average options for the year ended December 31, 2016 that were not considered in the calculation of diluted EPS since the sum of their exercise price and unrecognized compensation cost exceeded the average market value during the relevant period.

For information about the calculation of likely aggregate LTIP and SIP share payout, see Note 21.

Comprehensive Income - Comprehensive income for the years ended December 31, 2018, 2017 and 2016 included some or all of the following changes: in the unrealized gain or loss on available-for-sale securities; changes in the unfunded status of defined benefit plans, the non-credit component of OTTI; a transfer loss related to securities transferred from available-for-sale to held-to-maturity; and changes in the unrealized gain or loss on derivatives. Under GAAP, all of these items bypass net income and are typically reported as components of stockholders' equity. All comprehensive income adjustment items are presented net of applicable tax effect.

Comprehensive and accumulated comprehensive income are summarized in Note 4.

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

For the years ended December 31, 2018, 2017 and 2016, there was no customer that accounted for more than 10% of the Company's consolidated revenue.

Reclassification – There have been no material reclassifications to prior year amounts to conform to their current presentation.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements.  The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted.  An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented (the modified retrospective transition approach) or by recording a cumulative adjustment at the beginning of the period of adoption (the additional transition method).  The Company plans to use the additional transition method approach.  Topic 842 includes a number of optional practical expedients that entities may elect to apply. The practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Company plans to adopt these practical expedients: not reevaluating whether or not a contract contains a lease; retaining current lease classification; not reassessing initial direct costs for existing leases; and not reassessing existing land easements that were not previously accounted for as leases under current lease accounting rules. The Company will not utilize the practical expedient of hindsight in its lease assessments. An entity that elects to apply these practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.  The adoption of ASU 2016-02 resulted in increases to both the Company's assets and liabilities. The increase is less than 1% of total assets as of December 31, 2018 and did not have a significant impact on the Company’s Consolidated Statement of Income or Consolidated Statement of Cash Flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company has established a committee that is assessing system requirements, gathering data, and evaluating the impact of ASU 2016-13 on its consolidated financial statements. . The Company has engaged a third party software provider in order to evaluate the potential impact of ASU 2016-13, and is currently working through implementation of the software. The Company expects to recognize a one-time cumulative effect increase to the allowance for loan losses as of the beginning of the reporting period in which ASU 2016-13 takes effect, however, cannot yet determine the magnitude of the impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, however, early adoption is permitted. The adoption of ASU 2017-08 did not have a material impact on the Company’s consolidated financial statements.

4.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Held-to- Maturity and Transferred Securities	Securities Available- for-Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2017	$(713)	$(92)	$(6,910)	$1,776	$(5,939)
Other comprehensive income (loss) before reclassifications	39	307	786	297	1,429
Amounts reclassified from accumulated other comprehensive income (loss)	674	20	733	155	1,582
Net other comprehensive income during the period	713	327	1,519	452	3,011
Reclassification of tax effects on other comprehensive income (1)	—	50	(1,242)	479	(713)
Balance as of December 31, 2017	$—	$285	$(6,633)	$2,707	$(3,641)
Reclassification of unrealized gains and losses on available-for-sale equity securities (2)	—	(153)	—	—	(153)
Adjusted balance as of January 1, 2018	—	132	(6,633)	2,707	(3,794)
Other comprehensive income (loss) before reclassifications	—	(1,159)	311	(490)	(1,338)
Amounts reclassified from accumulated other comprehensive loss	—	(930)	—	(470)	(1,400)
Net other comprehensive income during the period	—	(2,089)	311	(960)	(2,738)
Reclassification of tax effects on other comprehensive income (1)	—	—	32	—	32
Balance as of December 31, 2018	$—	$(1,957)	$(6,290)	$1,747	$(6,500)

(1)
Represents the impact of adopting ASU 2018-02 allowing the reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (or portion thereof) is recorded. The amount of the reclassification is the difference between the historical corporate income tax rate (35%) and the newly enacted 21% corporate income tax rate. The reclassification is as of and for the year ended December 31, 2017; no prior period information has been retroactively adjusted as a result of implementing the ASU.

(2)
Represents the impact of adopting ASU 2016-01 allowing the reclassification of unrealized gains and losses on available-for-sale equity securities from accumulated other comprehensive income to Retained Earnings.

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Year Ended December 31,
	2018		2017	2016
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion of previously recognized non-credit component of OTTI	$		$20	$34
Change in unrealized loss on securities transferred to held-to-maturity		—	50	51
Reclassification adjustment for net gains included in net gain on securities and other assets		—	1,229	—
Net change		—	1,299	85
Tax expense		—	586	38
Net change in unrealized holding loss on securities held-to-maturity and transferred securities		—	713	47
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized (loss) gain during the period		(1,726)	551	56
Reclassification adjustment for net (losses) gains included in net gain on securities and other assets		(1,370)	36	—
Net change		(3,096)	587	56
Tax expense (benefit)		(1,007)	260	26
Net change in unrealized holding gain on securities available-for-sale		(2,089)	327	30
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense		514	1,421	1,841
Change in the net actuarial gain		34	1,337	—
Net change		548	2,758	1,841
Tax expense		237	1,239	832
Net change in pension and other postretirement obligations		311	1,519	1,009
Change in unrealized loss on derivatives:
Change in net unrealized loss during the period		(758)	511	3,205
Reclassification adjustment for expense included in interest expense		(692)	283	23
Net change		(1,450)	794	3,228
Tax expense (benefit)		(490)	342	1,452
Net change in unrealized loss on derivatives		(960)	452	1,776
Other comprehensive income (loss)		$(2,738)	$3,011	$2,862

5.  REVENUE FROM CONTRACTS WITH CUSTOMERS

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
4.	Allocate the transaction price to performance obligations in the contract
5.	Recognize revenue when (or as) the Company satisfies a performance obligation

The Company's only in-scope revenue stream that is subject to the accounting standard is service fees on deposit accounts (including interchange fees), which is disclosed on the Consolidated Statements of Operations as "Service charges and other fees." For the year ended December 31, 2018, 2017 and 2016 service charges and other fees totaled $4,642, $3,828 and $3,429, respectively.

Service Charges on Deposit Accounts. The Company earns fees from its deposits customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provide to the cardholder.

6.  INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Company adopted ASU 2016-01 on January 1, 2018. As a result of adoption all registered mutual funds and trading securities were reclassified as marketable equity securities on the Consolidated Statement of Financial Conditions and are recorded at fair value with changes in fair value recorded through the income statement. Additionally, $153 of unrealized gains, net of taxes, was reclassified from accumulated other comprehensive income to beginning retained earnings on January 1, 2018. Marketable equity securities are excluded from the tables for the year ended December 31, 2018.

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Agency Notes	$25,110	$45	$(10)	$25,145
Corporate Securities	11,167	—	(32)	11,135
Pass-through MBS issued by Government-sponsored Enterprises ("GSEs")	356,039	574	(2,000)	354,613
Agency Collateralized Mortgage Obligation ("CMO")	113,470	157	(1,635)	111,992
Total debt securities available-for-sale	$505,786	$776	$(3,677)	$502,885

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Registered Mutual Funds	$3,779	$311	$(84)	$4,006
Pass-through MBS issued by GSEs	72,938	16	(325)	72,629
CMO	278,251	669	(165)	278,755
Total investment securities available-for-sale	$354,968	$996	$(574)	$355,390

The carrying amount of securities pledged as collateral for the Bank’s first loss guarantee (see Note 9) at December 31, 2018 and December 31, 2017  was $27,248 and $28,738, respectively.

At year-end 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

At December 31, 2018, agency notes possessed a weighted average contractual maturity of 4.1 years. As of December 31, 2018, the available-for-sale agency CMO and MBS securities had a weighted average term to maturity of 13.0 years.  At December 31, 2018, corporate securities possessed a weighted average contractual maturity of 4.2 years.

During the year ended December 31, 2017, the Company sold its entire portfolio of investment securities held-to-maturity consisting of six TRUP CDO securities, of which five were deemed to be OTTI. The TRUP CDO portfolio was sold as part of the Company’s strategy to take advantage of investment opportunities. The amortized cost of the TRUP CDO portfolio was $5,331 at the time of the sale. The amortized cost represents the purchase amortized/historical cost less $8,553 of OTTI charges previously recognized and $705 of the unamortized portion of unrealized losses that were recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity). As a result of the sale, the pre-tax balances of both the unamortized portion of the unrealized losses at transfer to held-to-maturity of $705 and the unamortized portion of previous credit losses of $524 were reclassified out of accumulated comprehensive loss during the year ended December 31, 2017. Gross proceeds from the sale of the TRUP CDOs were $9,167 for the year ended December 31, 2017. Gross gains of $3,048 and gross losses of $441 were recognized on these sales. There were no sales of held-to-maturity securities during the year ended December 31, 2018. The Company will evaluate purchases of securities for appropriate classification.

Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs totaled $274 during the year ended December 31, 2018. Gross gains of $4 were recognized on these sales for the year ended December 31, 2018. The tax expense related to the gain on sales of MBS available-for-sale recognized during the year ended December 31, 2018 was $1. Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs totaled $15,000 during the year ended December 31, 2017. Gross losses of $36 were recognized on these sales for the year ended December 31, 2017. The tax benefit related to the loss on sales of MBS available-for-sale recognized during the year ended December 31, 2017 was $16. There were no sales of pass-through MBS issued by GSEs during the year ended December 31, 2016.

Proceeds from the sales of available-for-sale CMOs totaled $158,484 during the year ended December 31, 2018. Gross gains of $1,366 were recognized on these sales. The tax expense related to the gain on sales of available-for-sale CMOs recognized during the year ended December 31, 2018 was $437.  There were no sales of agency CMO securities available-for-sale during the years ended December 31, 2017 or 2016.

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

	Year Ended December 31,
	2018	2017	2016
Proceeds:
Marketable equity securities	$1,059	$—	$—
Investment securities available-for-sale	—	377	—
Trading securities	—	4,629	3,648

The remaining gain or loss on securities shown in the consolidated statements of income was due to market valuation changes.  Net losses of $302 were recognized on marketable equity securities for the year ended December 31, 2018.  Net gains of $133 and $123 were recognized on trading securities during years ended December 31, 2017 and December 31, 2016, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	December 31, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Agency Notes	$5,100	$10	$—	$—	$5,100	$10
Corporate Securities	11,135	32	—	—	11,135	32
Pass through MBS issued by GSEs	216,451	1,049	45,489	951	261,940	2,000
Agency CMO	52,605	439	39,833	1,196	92,438	1,635

	December 31, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Registered Mutual Funds	$—	$—	$2,591	$84	$2,591	$84
Pass through MBS issued by GSEs	55,819	325	—	—	55,819	325
Agency CMO	86,746	96	3,168	69	89,914	165

The issuers of debt securities available-for-sale are U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at December 31, 2018.

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

●
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

	For the year ended December 31,
	2017	2016
Cumulative balance at the beginning of the period	$756	$807
Amortization	(50)	(51)
Reduction for previous credit losses realized on securities sold	(706)	—
Cumulative balance at end of the period	$—	$756

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

The following table provides a reconciliation of the pre-tax OTTI charges recognized on the Company's TRUP CDOs:

	At or for the Year Ended December 31, 2017			At or for the Year Ended December 31, 2016
	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge	Credit Related OTTI Recognized in Earnings	Non-Credit OTTI Recognized in Accumulated Other Comprehensive Loss	Total OTTI Charge
Cumulative pre-tax balance at the beginning of the period	$8,613	$544	$9,157	$8,717	$578	$9,295
(Amortization) Accretion of previously recognized OTTI	(60)	(20)	(80)	(104)	(34)	(138)
Reductions for previous credit losses realized on securities sold during the year	(8,553)	(524)	(9,077)	—	—	—
Cumulative pre-tax balance at end of the period	$—	$—	$—	$8,613	$544	$9,157

There was no activity related to OTTI charges recognized on the Company's registered mutual funds during the year ended December 31, 2018, 2017, or 2016.

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

Credit Quality Indicators

On a quarterly basis, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit structure, loan documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying them as to credit risk. This analysis includes all loans, such as multifamily residential, mixed-use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but 50% or more of such income is generated from the residential units), commercial real estate, mixed-use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but over 50% of such income is generated from the commercial units), acquisition, development and construction (“ADC”), C&I, as well as all one-to- four family residential and cooperative and condominium apartment loans. The Company uses the following definitions for risk ratings:

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

The Bank had no loans classified as doubtful at December 31, 2018 or December 31, 2017. All real estate loans not classified as Special Mention or Substandard were deemed pass loans at both December 31, 2018 and December 31, 2017.

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$95,782	$—	$1,065	$—	$96,847
Multifamily residential and residential mixed-use	3,829,643	32,682	4,463	—	3,866,788
Commercial real estate and commercial mixed-use	1,162,429	1,209	6,447	—	1,170,085
ADC	29,402	—	—	—	29,402
Total real estate	5,117,256	33,891	11,975	—	5,163,122
C&I	228,924	—	580	—	229,504
Total Real Estate and C&I	$5,346,180	$33,891	$12,555	$—	$5,392,626

	Balance at December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$62,042	$178	$875	$—	$63,095
Multifamily residential and residential mixed-use	4,374,388	6,326	466	—	4,381,180
Commercial real estate and commercial mixed-use	999,095	1,897	9,611	—	1,010,603
ADC	9,189	—	—	—	9,189
Total real estate	5,444,714	8,401	10,952	—	5,464,067
C&I	136,671	—	—	—	136,671
Total Real Estate and C&I	$5,581,385	$8,401	$10,952	$—	$5,600,738

For consumer loans, the Company evaluates credit quality based on payment activity. Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing.

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

	At December 31,
	2018	2017
Performing	$1,189	$1,375
Non-accrual	3	4
Total	$1,192	$1,379

The following is a summary of the past due status of the Company's investment in loans (excluding accrued interest) as of the dates indicated:

		At December 31, 2018
	30 to 59 Days Past Due	60 to 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$312	$—	$—	$712	$1,024	$95,823	$96,847
Multifamily residential and residential mixed-use	—	—	100	280	380	3,866,408	3,866,788
Commercial real estate and commercial mixed-use	—	—	—	1,041	1,041	1,169,044	1,170,085
ADC	—	—	—	—	—	29,402	29,402
Total real estate	$312	$—	$100	$2,033	$2,445	$5,160,677	$5,163,122
C&I	$50	$49	$—	$309	$408	$229,096	$229,504
Consumer	$12	$1	$—	$3	$16	$1,176	$1,192

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2018.

	At December 31, 2017
	30 to 59 Days Past Due	60 to 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$10	$23	$6,397	$436	$6,866	$56,229	$63,095
Multifamily residential and residential mixed-use	—	—	1,669	—	1,669	4,379,511	4,381,180
Commercial real estate and commercial mixed-use	—	—	11,869	93	11,962	998,641	1,010,603
ADC	—	—	—	—	—	9,189	9,189
Total real estate	$10	$23	$19,935	$529	$20,497	$5,443,570	$5,464,067
C&I	$—	$—	$—	$—	$—	$136,671	$136,671
Consumer	$4	$—	$—	$4	$8	$1,371	$1,379

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2017.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on one real estate loan with an outstanding balance of $100 at December 31, 2018, and fourteen real estate loans with an aggregate outstanding balance of $19,935 at December 31, 2017, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

TDRs

The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of December 31, 2018		As of December 31, 2017
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	1	$14	1	$22
Multifamily residential and residential mixed-use	2	271	3	619
Commercial real estate and commercial mixed-use	1	4,084	2	7,470
Total real estate	4	$4,369	6	$8,111

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status. At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status. If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months. Conversely, if at the time of restructuring the loan is performing (and accruing); it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations. There were no TDRs on non-accrual status at December 31, 2018 or 2017.

The Company has not restructured any C&I or troubled consumer loans, as its C&I and consumer loan portfolios have not experienced any problem issues warranting restructuring. Therefore, all TDRs were collateralized by real estate at both December 31, 2018 and December 31, 2017.

There were no loans modified in a manner that met the criteria of a TDR during the year ended December 31, 2018 or 2017. The Company modified one one-to-four family residential loan in a manner that met the criteria of a TDR during the year ended December 31, 2016. The outstanding recorded investment pre-modification and post-modification totaled $33.

The Bank's allowance for loan losses at December 31, 2018 and 2017 included no allocated reserve associated with TDRs. Activity related to reserves associated with TDRs was immaterial during the years ended December 31, 2018 and 2017.

As of December 31, 2018 and December 31, 2017, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the years ended December 31, 2018, 2017 or 2016 (thus no significant impact to the allowance for loan losses during those periods).

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

8.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses consists of specific and general components. The Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses (specific or general): (1) real estate loans; (2) C&I loans; and (3) consumer loans. Consumer loans were evaluated in aggregate as of both December 31, 2018 and December 31, 2017.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any. If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment. While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At December 31, 2018 and December 31, 2017, there were no allocated reserves related to TDRs within the allowance for loan losses.

Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the FNMA Limits, are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

Non-Impaired Loan Component

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with pass graded real estate loans and C&I loans. The following underlying collateral types are analyzed separately: 1) one-to-four family residential and condominium or cooperative apartments; 2) multifamily residential and residential mixed-use; 3) commercial real estate and mixed-use; 4) construction and land acquisition; and 5) C&I loans.Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for pass graded real estate loans:

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

(ii)
Economic conditions - The Bank assigned a loss allocation to its entire pass graded loan portfolio based, in part, upon a review of national and regional economic conditions, such as the unemployment rate. Specifically for the real estate portfolio, the Company considered both the level of, and recent trends in: 1) residential and commercial vacancy rates, 2) real estate sales and pricing, and 3) delinquencies in the Bank’s loan portfolio.

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

The following table presents data regarding the allowance for loan losses activity for the periods indicated:

	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance as of January 1, 2016	$263	$14,118	$4,113	$—	$18,494	$—	$20
Provision (credit) for loan losses	(48)	2,473	(308)	—	2,117	—	1
Charge-offs	(79)	(92)	(12)	—	(183)	—	(3)
Recoveries	9	56	23	—	88	—	2
Ending balance as of December 31, 2016	$145	$16,555	$3,816	$—	$20,516	$—	$20

Provision (credit) for loan losses	(28)	(1,313)	(285)	123	(1,503)	2,021	2
Charge-offs	(16)	(104)	—	—	(120)	—	(4)
Recoveries	15	81	4	—	100	—	1
Ending balance as of December 31, 2017	$116	$15,219	$3,535	$123	$18,993	2,021	19

Provision (credit) for loan losses	239	(1,773)	246	274	(1,014)	3,254	4
Charge-offs	(169)	(1)	(7)	—	(177)	(1,329)	(5)
Recoveries	12	1	3	—	16	—	—
Ending balance as of December 31, 2018	$198	$13,446	$3,777	$397	$17,818	$3,946	$18

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the periods indicated:

	At or for the Year Ended December 31, 2018
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$230	$—
Collectively evaluated for impairment	198	13,446	3,777	397	17,818	3,716	18
Total ending allowance balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18

Loans:
Individually evaluated for impairment	$14	$551	$5,125	$—	$5,690	$309	$—
Collectively evaluated for impairment	96,833	3,866,237	1,164,960	29,402	5,157,432	229,195	1,192
Total ending loans balance	$96,847	$3,866,788	$1,170,085	$29,402	$5,163,122	$229,504	$1,192

	At or for the Year Ended December 31, 2017
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	116	15,219	3,535	123	18,993	2,021	19
Total ending allowance balance	$116	$15,219	$3,535	$123	$18,993	$2,021	$19

Loans:
Individually evaluated for impairment	$22	$619	$7,563	$—	$8,204	$—	$—
Collectively evaluated for impairment	63,073	4,380,561	1,003,040	9,189	5,455,863	136,671	1,379
Total ending loans balance	$63,095	$4,381,180	$1,010,603	$9,189	$5,464,067	$136,671	$1,379

The following tables summarize impaired loans with no related allowance recorded and with related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance

With no related allowance recorded:
One-to-four Family Residential, Including Condominium and Cooperative Apartment	$14	$14	$—	$22	$22	$—
Multifamily Residential and Residential Mixed-Use	551	551	—	619	619	—
Commercial Real Estate and Commercial Mixed-Use	5,125	5,125	—	7,563	7,563	—
Total with no related allowance recorded	5,690	5,690	—	8,204	8,204	—

With related allowance recorded:
C&I	309	309	230	—	—	—
Total with related allowance recorded	309	309	230	—	—	—
Total	$5,999	$5,999	$230	$8,204	$8,204	$—

(1) The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized(2)	Average Recorded Investment(1)	Interest Income Recognized(2)	Average Recorded Investment(1)	Interest Income Recognized(2)

With no related allowance recorded:
One-to-four Family Residential, Including Condominium and Cooperative Apartment	$18	$—	$325	$30	$443	$53
Multifamily Residential and Residential Mixed-Use	824	53	2,222	85	2,515	183
Commercial Real Estate and Commercial Mixed-Use	6,150	349	7,815	307	7,905	312
Total with no related allowance recorded	6,992	402	10,362	422	10,863	548

With related allowance recorded:
C&I	298	3	—	—	—	—
Total with related allowance recorded	298	3	—	—	—	—
Ending balance	$7,290	$405	$10,362	$422	$10,863	$548

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

9.  LOAN SECURITIZATION

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

With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse FHLMC for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date. The Bank carried a liability of $420 as of both December 31, 2018 and December 31, 2017 for the exposure to the reimbursement agreement with FHLMC.

10.  LOAN SERVICING ACTIVITIES

The Bank services real estate and C&I loans for others having principal balances outstanding of approximately $313,584, and $337,483 at December 31, 2018 and 2017, respectively. Loans serviced for others are not reported as assets. Servicing loans for others generally consists of collecting loan payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance and processing foreclosure. In connection with loans serviced for others, the Bank held borrowers' escrow balances of $3,022 and $3,107 at December 31, 2018 and 2017, respectively.

There are no restrictions on the Company's consolidated assets or liabilities related to loans sold with servicing rights retained. Upon sale of these loans, the Company recorded an SRA in other assets, and has elected to account for the SRA under the "amortization method" prescribed under GAAP. SRA activity prior to the year December 31, 2017 was not material. At December 31, 2018, there is no associated valuation allowance for SRAs. The activity for SRAs for the period indicated is as follows:

	Year Ended December 31,
	2018	2017
Beginning of the year	$1,594	$152
Additions	72	1,491
Amortized to expense	(351)	(49)
End of year	$1,315	$1,594

The fair-value of servicing rights approximates carrying value as of December 31, 2018. Fair value at December 31, 2018 was determined using a discount rate of 12.0%, prepayment speeds ranging from 16% to 20%, depending on the stratification of the specific servicing right, and a weighted average default rate of 1.30%.

11.  PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

The following is a summary of premises and fixed assets, net and premises held for sale:

	At December 31,
	2018	2017
Land	$1,600	$1,600
Buildings	10,934	10,828
Leasehold improvements	23,154	22,657
Furniture, fixtures and equipment	23,834	20,095
Premises and fixed assets, gross	$59,522	$55,180
Less: accumulated depreciation and amortization	(34,809)	(30,854)
Premises and fixed assets, net	$24,713	$24,326

Depreciation and amortization expense amounted to approximately $3,903, $3,310 and $2,223 during the years ended December 31, 2018, 2017 and 2016, respectively.

There were no sales of premises and fixed assets during the year ended December 31, 2018. During the year ended December 31, 2017, the Company completed the sale of premises held for sale with an aggregate recorded balance of $1,379 at December 31, 2016. Net proceeds from the sale were $11,791, and a gain of $10,412 was recognized on the sale. During the year ended December 31, 2016, the Company completed the sale of premises held for sale with an aggregate recorded balance of $8,799 at December 31, 2015. Proceeds from the sale were $75,899, and a gain of $68,183 was recognized on the sale.

12.  FHLBNY CAPITAL STOCK

The Bank is a Savings Bank Member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 575,508 shares and 596,959 shares at December 31, 2018 and 2017, respectively. The Bank recorded dividend income on the FHLBNY capital stock of $3,610, $2,555 and $2,501 during the years ended December 31, 2018, 2017 and 2016, respectively.

13.  DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2018		At December 31, 2017
	Weighted Average Rate	Liability	Weighted Average Rate	Liability
Savings accounts	0.06%	$336,669	0.07%	$362,092
Certificates of deposit ("CDs")	1.97	1,410,037	1.47	1,091,887
Money market accounts	1.43	2,098,599	0.96	2,517,439
Interest-bearing checking accounts	0.30	115,972	0.08	124,283
Non-interest bearing checking accounts	—	395,477	—	307,746
TOTAL	1.33%	$4,356,754	0.91%	$4,403,447

The following table presents a summary of scheduled maturities of CDs outstanding at December 31, 2018:

	Maturing Balance	Weighted Average Interest Rate
2019	$1,033,224	1.95%
2020	276,966	1.98
2021	34,639	1.97
2022	50,869	2.38
2023	9,492	1.95
2024 and beyond	4,847	1.59
TOTAL	$1,410,037	1.97%

CDs that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of two-hundred and fifty thousand dollars were $287,834 and $179,307 December 31, 2018 and 2017, respectively.

14.  DERIVATIVES AND HEDGING ACTIVITIES

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's loan portfolio.

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2018, such derivatives were used to hedge the variable cash flows associated with existing or forecasted issuances of short term borrowings debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's debt. During the next twelve months, the Company estimates that an additional $1,370 will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	At December 31, 2018				At December 31, 2017
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	14	$245,000	$4,669	$(2,097)	7	$135,000	$4,041	$—

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Interest rate products
Amount of gain (loss) recognized in other comprehensive income	$(758)	$511	$3,205
Amount of gain (loss) reclassified from other comprehensive income into interest expense	(692)	283	23

The table below presents a gross presentation, the effects of offsetting of derivative assets, and a net presentation of the Company's derivatives for the periods indicated. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value in Note 12 provides the location that derivative assets and liabilities are presented on the Balance Sheet.

	At December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
FHLB Advances	$4,669	$(2,097)	$2,572	$—	$—	$2,572
	At December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
FHLB Advances	$4,041	$—	$4,041	$—	$—	$4,041

The Company's agreements with each of its derivative counterparties state that if the Company defaults on any of its indebtedness, it could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty.

The Company's agreements with certain of its derivative counterparties state that if the Bank fails to maintain its status as a well-capitalized institution, the Bank could be required to terminate its derivative positions with the counterparty.

As of December 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,662. If the Company had breached any of the above provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended December 31, 2018.

15.  FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (''Advances'') totaling $1,125,350 and $1,170,000 at December 31, 2018 and 2017, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances was 1.93%, 1.63%, and 1.45% during the years ended December 31, 2018, 2017 and 2016, respectively. The average interest rate on outstanding FHLBNY Advances was 2.27% and 1.67% at December 31, 2018 and 2017, respectively. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $2,145,563 as of December 31, 2018 and $1,770,671 as of December 31, 2017, and maintained sufficient qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure Advances in excess of its borrowing limit at both December 31, 2018 and 2017. Certain FHLBNY Advances may contain call features that may be exercised by the FHLBNY. At December 31, 2018 there were no callable Advances. Prepayment penalties were associated with all fixed-rate Advances outstanding as of December 31, 2018 and 2017.

There were no prepayments of FHLBNY Advances during the years ended December 31, 2018, 2017 or 2016.

The following table presents a summary of scheduled maturities of FHLBNY Advances outstanding at December 31, 2018:

	Maturing Balance	Weighted Average Interest Rate
2019	613,150	2.36%
2020	333,750	1.99%
2021	140,500	2.40%
2022	21,175	2.96%
2023	16,775	3.00%
TOTAL	$1,125,350	2.27%

16.  SUBORDINATED NOTES PAYABLE

During the year ended December 31, 2017, the Holding Company issued $115,000 of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022. The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears. Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the Consolidated Statements of Financial Condition. Interest expense related to the subordinated debt was $5,322 and $2,927 during the year ended December 31, 2018 and 2017, respectively.

17.  TRUST PREFERRED SECURITIES PAYABLE

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

There was no interest expenses recorded on the trust preferred securities during the year ended December 31, 2018. Interest expense recorded on the trust preferred securities totaled $2,708 and $5,024 during the years ended December 31, 2017 and 2016, respectively.

18.  INCOME TAXES

The Company's consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$12,226	$4,008	$16,234	$20,818	$5,523	$26,341	$42,834	$17,026	$59,860
Deferred	(554)	(253)	(807)	8,334	2,181	10,515	702	395	1,097
TOTAL	$11,672	$3,755	$15,427	$29,152	$7,704	$36,856	$43,536	$17,421	$60,957

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with unrealized gains and losses on securities available-for-sale (including losses on such securities upon their transfer to held-to-maturity), interest rate derivatives, stock-based compensation plans for years prior to 2017, and adjustments to other comprehensive income relating to the minimum pension liability, unrecognized gains of pension and other postretirement obligations and changes in the non-credit component of OTTI. These tax effects are disclosed as part of the presentation of the consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at Federal statutory rate	$14,010	$31,058	$46,715
State and local taxes, net of federal income tax benefit	2,967	5,008	11,323
ESOP acceleration expense	—	—	3,962
Benefit plan differences	(312)	(535)	(54)
Adjustments for prior period returns and tax items	(693)	84	(13)
Investment in BOLI	(605)	(776)	(957)
Enactment of federal tax reform	—	3,135	—
Equity based compensation	(128)	(1,283)	—
Other, net	188	165	(19)
TOTAL	$15,427	$36,856	$60,957
Effective tax rate	23.12%	41.53%	45.67%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities. The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	At December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	7,071	6,836
Employee benefit plans	6,809	7,148
Tax effect of purchase accounting fair value adjustments	291	307
Tax effect of other components of income on investment securities and MBS	948	—
Other	2,112	2,135
Total deferred tax assets	17,231	16,426
Deferred tax liabilities:
Tax effect of other components of income on investment securities, MBS, and interest rate derivatives	827	1,474
Difference in book and tax carrying value of fixed assets	1,497	20
Difference in book and tax basis of unearned loan fees	2,986	2,837
Difference in book and tax basis of deferred income from REIT subsidiary	—	2,262
Other	527	605
Total deferred tax liabilities	5,837	7,198
Net deferred tax asset (recorded in other assets)	$11,394	$9,228

On December 22, 2017, the President signed into law the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum rate of 35% to a flat rate of 21%. The rate reduction took effect January 1, 2018.

Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. As a result of the reduction in the corporate income tax rate from 35% to 21%, the Company recorded tax expense of $3,135 during the year ended December 31, 2017.

Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effects of the Act in situations where a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that included the enactment date. SAB 118 allowed for a measurement period not to extend beyond one year from the Tax Act’s enactment date to complete the necessary accounting.

As of December 31, 2017, the Company recorded provisional adjustments of income tax effects of certain elements of the Tax Act, such as the accelerated depreciation which allows for full expensing of qualified property purchased and placed into service after September 27, 2017 and the Company has made no adjustments to deferred tax assets representing future deductions for accrued compensation that may be subject to new limitations under Internal Revenue Code 162(m) which, generally, limits the annual deduction for certain compensation paid to certain employees to $1 million.  The accounting for these items was finalized in 2018 with no material impact on income tax expense.

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2018 or 2017, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

At December 31, 2018 and 2017, the Bank had accumulated bad debt reserves totaling $15,158 for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes. Should the reserves as of December 31, 2018 be fully recaptured, the Bank would recognize $5,042 in additional income tax expense. The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations. The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation. Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. The Company had no unrecognized tax benefits as of December 31, 2018 or 2017. The Company does not anticipate any material change to unrecognized tax benefits during the year ending December 31, 2019.

As of December 31, 2018, the tax years ended December 31, 2015, 2016, 2017, and 2018 remained subject to examination by all of the Company's relevant tax jurisdictions. The 2014 tax year is subject to examination for New Jersey only.  The Company is currently not under audit in any taxing jurisdictions.

19.  KSOP [FORMERLY THE ESOP AND 401(K) PLAN]

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

ESOP benefit expense is recorded based upon the fair value of the award shares. There was no ESOP expense recorded for the year ended December 31, 2018 or 2017. ESOP expenses totaled $1,783 for the year ended December 31, 2016. Included in ESOP expense were dividends on unallocated Common Stock that were paid to participants. These dividends totaled $438 during the year ended December 31, 2016.

The Bank also maintains the 401(k) Plan, which covers substantially all of its employees. During the year ended December 31, 2017, the Company merged the assets of the ESOP into the 401(k) Plan, creating the Dime Community Bank KSOP. The KSOP owned participant investments in Common Stock for the accounts of participants totaling $41,863 at December 31, 2018 and $56,741 at December 31, 2017.

The Bank made discretionary contributions totaling $1,743, $1,689 and $638 to eligible KSOP [and former 401(k) Plan] participants during the years ended December 31, 2018, 2017 and 2016, respectively. In 2018 and 2017, this included safe harbor contributions of 3% made to eligible employees as well as an additional 3% discretionary contribution made to eligible employees. In 2016 this included safe harbor contributions of 3% made to eligible employees. These contributions were recognized as a component of salaries and employee benefits expense.

20.  EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. For the years ended December 31, 2018 and 2017, the Bank used December 31st as its measurement date for the Employee Retirement Plan.

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2018	2017
Accumulated benefit obligation at end of period	$23,047	$26,029
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$26,029	$25,297
Interest cost	852	936
Actuarial (gain) loss	(2,293)	1,284
Benefit payments	(1,486)	(1,488)
Settlements	(55)	—
Projected benefit obligation at end of period	23,047	26,029

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	25,361	23,355
Return on plan assets	(1,296)	3,477
Contributions	33	17
Benefit payments	(1,486)	(1,488)
Settlements	(55)	—
Balance at end of period	22,557	25,361
Funded status at end of year	$(490)	$(668)

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2018	2017	2016
Interest cost	$852	$936	$979
Expected return on plan assets	(1,719)	(1,579)	(1,532)
Amortization of unrealized loss	1,045	1,287	1,551
Net periodic cost	$178	$644	$998

The change in accumulated other comprehensive income (loss) that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2018	2017
Balance at beginning of period	$(8,340)	$(10,240)
Amortization of unrealized loss	1,045	1,287
Gain (Loss) recognized during the year	(723)	613
Balance at the end of the period	$(8,018)	$(8,340)
Period end component of accumulated other comprehensive loss, net of tax	$5,456	$5,610

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2018	2017	2016
Discount rate used for net periodic cost	3.38%	3.82%	3.98%
Discount rate used to determine benefit obligation at period end	4.04	3.38	3.82
Expected long-term return on plan assets used for net periodic cost	7.00	7.00	7.00
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.00

The Employee Retirement Plan assets are invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”). The Trust, a private placement investment trust, has been granted discretion by the Bank to determine the appropriate strategic asset allocations (as governed by its Investment Policy Statement) to meet estimated plan liabilities.

The Employee Retirement Plan’s asset allocation targets holding 65% of assets in equity securities via investment in the Long-Term Growth Equity Portfolio (“LTGE”), 34% in intermediate-term bonds via investment in the Long-Term Growth Fixed-Income Portfolio (“LTGFI”), and 1% in a cash equivalents portfolio (for liquidity). Asset rebalancing is performed at least annually, with interim adjustments when the investment mix varies in excess of 10% from the target.

The LTGE is a diversified portfolio of seven registered mutual funds and six common collective trust funds. The LTGE holds a diversified mix of equity funds in order to gain exposure to the U.S. and non-U.S. equity markets. The common collective investment funds held by the LTGE were privately offered, and the Employee Retirement Plan's investment in these common collective investment funds was therefore valued by the fund managers of each respective fund based on the Employee Retirement Plan’s proportionate share of units of beneficial interest in the respective funds. All of the common collective investment funds are audited, and the overwhelming majority of assets held in these funds (which derive the unit value of the common collective investment funds) are actively traded in established marketplaces. The seven registered mutual funds held by the LTGE are all actively traded on national securities exchanges and are valued at their quoted market prices.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	At December 31,
	2018	2017
Asset Category
Equity securities	58%	66%
Debt securities (bond mutual funds)	39	32
Cash equivalents	3	2
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2018 and 2017, respectively.

The following tables present a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 23 for a discussion of the fair value hierarchy).

	Fair Value Measurements at December 31, 2018
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$2,546	$—	$—	$2,546
Domestic Mid Cap	1,080	—	—	1,080
Domestic Small Cap	737	—	—	737
International Equity	2,507	—	—	2,507
Fixed Income	8,756	—	—	8,756
Cash equivalents	650	—	—	650
Common collective investment funds:
Domestic Large Cap	—	4,295	—	4,295
Domestic Mid Cap	—	550	—	550
Domestic Small Cap	—	844	—	844
International Equity	—	592	—	592
Total Plan Assets				$22,557

	Fair Value Measurements at December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$3,228	$—	$—	$3,228
Domestic Mid Cap	1,344	—	—	1,344
Domestic Small Cap	513	—	—	513
International Equity	3,198	—	—	3,198
Fixed Income	8,133	—	—	8,133
Cash equivalents	510	—	—	510
Common collective investment funds:
Domestic Large Cap	—	5,246	—	5,246
Domestic Mid Cap	—	702	—	702
Domestic Small Cap	—	1,527	—	1,527
International Equity	—	960	—	960
Total Plan Assets				$25,361

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real annual rates of return in the ranges of 5% to 10% and 1% to 4%, respectively. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations were applied to the Employee Retirement Plan's target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2018 and 2017.

The Bank contributed $33 to the Employee Retirement Plan during the year ended December 31, 2018. The Bank expects to make contributions in the amount of $32 to the Employee Retirement Plan during the year ending December 31, 2019. During the year ending December 31, 2019, actuarial losses of $913 related to the Employee Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Benefit payments are anticipated to be made as follows:

Year Ending December 31,	Amount
2019	$1,492
2020	1,486
2021	1,496
2022	1,471
2023	1,463
2024 to 2028	7,025

BMP and Director Retirement Plan

The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans. As of December 31, 2018 and 2017, the BMP had investments, held in a rabbi trust, in the Common Stock of $2,334 and $5,018, respectively. Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75. The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

As of December 31, 2018 and 2017, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	At December 31,
	2018	2017
Accumulated benefit obligation at end of period	$9,596	$10,364
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$10,364	$11,351
Interest cost	313	379
Benefit payments	(770)	(544)
Actuarial gain	(311)	(822)
Projected benefit obligation at end of period	9,596	10,364
Plan assets at fair value:
Balance at beginning of period	—	—
Contributions	770	544
Benefit payments	(770)	(544)
Balance at end of period	—	—
Funded status at the end of the year:	$(9,596)	$(10,364)

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2018	2017	2016
Interest cost	$313	$379	$392
Amortization of unrealized loss	109	147	161
Net periodic cost	$422	$526	$553

The combined change in accumulated other comprehensive income that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2018	2017
Balance at beginning of period	$(1,789)	$(2,758)
Amortization of unrealized loss	109	147
Gain recognized during the year	311	822
Balance at the end of the period	$(1,369)	$(1,789)
Period end component of accumulated other comprehensive loss, net of tax	$1,089	$1,203

Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2018	2017	2016
Discount rate used for net periodic cost – BMP	3.13%	3.46%	3.54%
Discount rate used for net periodic cost – Director Retirement Plan	3.17	3.53	3.67
Discount rate used to determine BMP benefit obligation at period end	3.80	3.13	3.46
Discount rate used to determine Director Retirement Plan benefit obligation at period end	3.84	3.17	3.53

Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment. Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that accrue. The Bank contributed and made benefit payments in the amount of $546 on behalf of the BMP and $224 on behalf of the Directors Retirement Plan during the year ending December 31, 2018.

In addition to benefit payments from the defined benefit plan component of the BMP discussed above, retired participants are eligible for distributions from the plan. During the year ended December 31, 2018, three retired participants elected gross lump-sum distributions totaling $2,477.  The distributions were satisfied by 102,074 shares of common stock (market value of $1,963) held by the previous ESOP component of the BMP, of which 49,895 shares were returned to Treasury Stock to cover income tax liabilities, and cash of $514 funded by the proceeds from the sale of marketable equity securities held by the defined contribution plan components of the BMP. As a result of the distribution, a non-cash tax benefit of $619 was recognized as a discrete item in income tax expense in accordance to ASU 2016-09 for the difference between market value and cost basis of the Common Stock held by the BMP.

During the year ended December 31, 2017, three retired participants elected gross lump-sum distributions totaling $11,828. The distributions were satisfied by 365,104 shares of common stock (market value $7,151) held by the previous ESOP component of the BMP, of which 230,358 shares were returned to Treasury Stock to cover income tax liabilities, and cash of $4,629 funded by the proceeds from the sale of trading securities held by the defined contribution plan components of the BMP. As a result of the distribution a non-cash tax benefit of $1,454 was recognized as a discrete item in income tax expense in accordance to ASU 2016-09 for the difference between market value and cost basis of the common stock held by the BMP.

During the year ended December 31, 2016, a retired participant elected a gross lump-sum distribution of $7,736. The distribution was satisfied by 239,822 shares of Common Stock (market value of $4,088) held by the ESOP component of the BMP, of which 107,008 shares were returned to Treasury Stock to cover income tax liabilities, and cash of $3,648 funded by proceeds from the sale of trading securities held by the defined contribution plan components of the BMP. As a result of the distribution, a non-cash tax benefit of $717 was recognized as reduction to income tax payable and increase in Additional Paid-in Capital for the difference between market value and cost basis of the Common Stock held by the BMP, prior to the adoption of ASU 2016-09.

Actuarial projections performed as of December 31, 2018 assumed the Bank will contribute $564 to the BMP and $225 to the Director Retirement Plan during the year ending December 31, 2019 in order to pay benefits due under the respective plans. During the year ending December 31, 2019, actuarial losses of $23 related to the BMP and $35 related to the Director Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,	Amount

2019	$789
2020	821
2021	813
2022	803
2023	793
2024 to 2028	3,909

There is no defined contribution cost incurred by the Holding Company or the Bank under the Director Retirement Plan. Defined contribution costs incurred by the Company related to the BMP were $59, $336, and $744 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Postretirement Plan was amended effective March 31, 2015 to eliminate plan participation for post-amendment retirees.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,
	2018	2017
Accumulated benefit obligation at end of period	$1,532	$1,768
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$1,768	$1,756
Interest cost	54	59
Actuarial (gain) loss	(200)	132
Benefit payments	(90)	(179)
Projected benefit obligation at end of period	1,532	1,768
Plan assets at fair value:
Balance at beginning of period	—	—
Contributions	90	179
Benefit payments	(90)	(179)
Balance at end of period	—	—
Funded status:
Deficiency of plan assets over projected benefit obligation and accrued expense included in other liabilities	$(1,532)	$(1,768)

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2018	2017	2016
Interest cost	$54	$59	$63
Amortization of unrealized loss	(9)	(14)	(12)
Net periodic cost	$45	$45	$51

The change in accumulated other comprehensive income (loss) that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2018	2017
Balance at beginning of period	$203	$349
Amortization of unrealized loss	(9)	(14)
Gain (loss) recognized during the year	200	(132)
Balance at the end of the period	$394	$203
Period end component of accumulated other comprehensive loss, net of tax	$(255)	$(137)

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2018	2017	2016
Discount rate used for net periodic cost	3.16%	3.48%	3.58%
Discount rate used to determine benefit obligation at period end	3.82	3.16	3.48

As of December 31, 2018, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $1. A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $1.

As of December 31, 2018 and 2017, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan. The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 6.5% for 2018 and was assumed to decrease gradually to 5.0% in 2025 and remain at that level thereafter. An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $22. A decline in the assumed medical care cost trend rates by 1% in each year would reduce the accumulated Postretirement Benefit Plan obligation by approximately $20.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Modernization Act") to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, and the effects of the Modernization Act on the APBO. The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Modernization Act. The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2018 and 2017. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment. Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that accrue.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,	Amount
2019	$109
2020	101
2021	95
2022	89
2023	80
2024 to 2028	297

21.  STOCK-BASED COMPENSATION

Stock Option Activity

The Company has made stock option grants to outside Directors and certain officers under the Stock Plans. All option shares granted have a ten-year life. The option shares granted to the outside Directors vest over one year, while the option shares granted to officers vest ratably over four years. The exercise price of each option award was determined based upon the fair market value of the Common Stock on the respective grant dates. Compensation expense is determined based upon the fair value of the option shares on the respective dates of grant, as determined utilizing a recognized option pricing methodology. There was no compensation expense recorded during the year ended December 31, 2018, 2017, or 2016 as all options were fully vested prior to the year ended December 31, 2016.

There were no stock options granted during the years ended December 31, 2018, 2017 and 2016.

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	209,254	$15.48
Options granted	—	—
Options exercised	(51,708)	15.35
Options that expired prior to exercise	—	—
Options outstanding at December 31, 2017	157,546	$15.53	1.7	$1,027

Options granted	—	—
Options exercised	(66,372)	17.10
Options that expired prior to exercise	(18,779)	17.50
Options outstanding at December 31, 2018	72,395	$13.58	2.0	$246
Options vested and exercisable at December 31, 2018	72,395	$13.58	2.0	$246

Information related to stock options under the Stock Plans during each period is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Cash received for option exercise cost	$954	$792	$3,498
Income tax benefit recognized (1)	44	52	93
Intrinsic value of options exercised	167	314	826

(1)
Effective January 1, 2017, income tax benefits were recognized as discrete items in income tax expense in accordance to ASU 2016-09. Prior to January, 1, 2017, income tax benefits were recognized through additional paid in capital.

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2018 were as follows:

	Outstanding Options		Vested Options
	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
Exercise Prices:
$8.34	8,869	0.3	8,869	0.3
$12.75	19,827	1.3	19,827	1.3
$13.86	12,220	3.3	12,220	3.3
$15.46	31,479	2.3	31,479	2.3
Total	72,395	2.0	72,395	2.0

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the Stock Plans. Typically awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers may vest in equal installments over a four-year period or at the end of the four-year requisite period. All awards were made at the fair value of the Common Stock on the award date. Compensation expense on all restricted stock awards was thus recorded during the years ended December 31, 2018, 2017 and 2016 based upon the fair value of the shares on the respective dates of grant.

The following table presents a summary of activity related to the restricted stock awards granted under the Stock Plans, and changes during the periods indicated:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2017	152,409	$16.56
Shares granted	122,329	19.61
Shares vested	(87,455)	16.43
Shares forfeited	(36,716)	17.65
Unvested allocated shares at December 31, 2017	150,567	18.85

Shares granted	63,612	19.72
Shares vested	(56,742)	18.19
Shares forfeited	(9,202)	18.84
Unvested allocated shares at December 31, 2018	148,235	$19.48

Information related to restricted stock awards under the Stock Plans during each period is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Compensation expense recognized	$1,240	$1,358	$1,549
Income tax benefit recognized	22	95	78
Weighted average remaining years for which compensation expense is to be recognized	2.4	2.7	1.6

LTIP

During the years ended December 31, 2018, 2017 and 2016, the Company established long term incentive award programs to certain officers. The program for 2018 and 2017 will ultimately be settled in performance shares only and the program for 2016 will ultimately be settled in both cash and performance shares.

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

At December 31, 2018, a liability totaling $177 was recorded for expected future payments under the long-term cash incentive payment plan. This liability reflected the expectation of the most likely payment outcome determined for each individual incentive award (based upon both period-to-date actual and estimated future results for each award period). During the years ended December 31, 2018, 2017 and 2016, total expense recognized related to LTIP cash awards were $25, $190, and $443, respectively.

Performance based shares awarded to certain officers meet the criteria for equity-based accounting. The following table presents a summary of activity related to performance based equity awards and changes during the period:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2017	24,730	$17.35
Shares granted	71,976	19.75
Shares forfeited	(27,482)	18.99
Maximum aggregate share payout at December 31, 2017	69,224	19.19

Shares granted	81,353	18.55
Shares vested	(3,536)	18.83
Shares forfeited	(26,161)	18.62

Maximum aggregate share payout at December 31, 2018	120,880	$18.90

Minimum aggregate share payout	2,276	$17.35
Likely aggregate share payout	51,508	$19.05

Compensation expense recorded for performance based equity awards was $207, $329, and $57 for the years ended December 31, 2018, 2017, and 2016, respectively.

Sales Incentive Awards

During the year ended December 31, 2018, the Company established the SIP, a sales incentive award program for certain officers, which meets the criteria for equity-based accounting. For each quarter an individual can earn their shares based on their sales performance in that quarter. The shares then vest one year from the quarter in which they are earned. Shares of Common Stock are issued on the grant date and held as unvested stock awards until the end of the performance period. They are issued at the maximum opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2018	—	$—
Shares granted	21,736	18.4
Shares vested	—	—
Shares forfeited	(13,585)	18.4
Maximum aggregate share payout at December 31, 2018	8,151	$18.4
Minimum aggregate share payout	—	—
Expected aggregate share payout	2,651	$18.4

Compensation expense recorded for sales incentive based equity awards was $77 for the year ended December 31, 2018.

22.  COMMITMENTS AND CONTINGENCIES

Loan Commitments and Lines of Credit

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Available lines of credit	$—	$102,110	$—	$73,315
Other loan commitments	16,450	133,608	1,000	47,181
Stand-by letters of credit	1,968	—	927	—

At December 31, 2018 and 2017, the Bank had outstanding loan commitments that were accepted by the borrower aggregating $150,058 and $48,181 respectively. Substantially all of the Bank's commitments expire within three months of their acceptance by the prospective borrower. The primary concentrations of credit risk associated with these commitments were geographical (as the majority of committed loans were collateralized by properties located in the New York City metropolitan area) and the proportion of the commitments comprised of multifamily residential and commercial real estate loans.

At December 31, 2018, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity. At December 31, 2018, this amount approximated $1,020,213.

Additionally, in connection with the Loan Securitization (see Note 9), the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million.

Lease Commitments

At December 31, 2018, aggregate minimum annual rental commitments on operating leases were as follows:

Amount

2019	$6,960
2020	6,869
2021	6,789
2022	6,490
2023	5,516
Thereafter	23,853
Total	$56,477

Rental expense for the years ended December 31, 2018, 2017 and 2016 totaled $6,873, $6,740, and $5,854, respectively.

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

23.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities

The Company's marketable equity securities and available-for-sale securities are reported at fair value, which were determined utilizing prices obtained from independent parties. The valuations obtained are based upon market data, and often utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (obtained only from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable.  Prioritization of inputs may vary on any given day based on market conditions.

All debt securities available-for-sale are guaranteed either implicitly or explicitly by GSEs as of December 31, 2018 or 2017. Obtaining market values as of December 31, 2018 or 2017 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Loans Held for Sale, at Fair Value

The fair value of loans held for sale is determined using quoted prices, adjusted for specific attributes of that loan.

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

		Fair Value Measurements at December 31, 2018 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,420	$1,420	$—	$—
International Equity Mutual Funds	377	377	—	—
Fixed Income Mutual Funds	3,870	3,870	—	—
Debt securities available-for-sale:
Agency Notes	25,145	—	25,145	—
Corporate Securities	11,135	—	11,135	—
Pass-through MBS issued by GSEs	354,613	—	354,613	—
Agency CMOs	111,992	—	111,992	—
Loans held for sale	1,097	—	1,097	—
Derivative – interest rate product	4,669	—	4,669	—
Financial Liabilities
Derivative – interest rate product	2,097	—	2,097	—

		Fair Value Measurements at December 31, 2017 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Trading securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$460	$460	$—	$—
International Equity Mutual Funds	120	120	—	—
Fixed Income Mutual Funds	2,135	2,135	—	—
Investment securities available-for-sale:
Registered Mutual Funds:
Domestic Equity Mutual Funds	1,512	1,512	—	—
International Equity Mutual Funds	445	445	—	—
Fixed Income Mutual Funds	2,049	2,049	—	—
Pass-through MBS issued by GSEs	72,629	—	72,629	—
Agency CMOs	278,755	—	278,755	—
Derivative – interest rate product	4,041	—	4,041	—

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

Financial Instruments Not Measured at Fair Value

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

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets:
Cash and due from banks	$147,256	$147,256	$—	$—	$147,256
Loans, net	5,372,036	—	—	5,301,281	5,301,281
Accrued interest receivable	17,875	—	1,296	16,579	17,875
FHLBNY capital stock	57,551	N/A	N/A	N/A	N/A
Financial Liabilities:
Savings, money market and checking accounts	2,946,717	2,946,717	—	—	2,946,717
CDs	1,410,037	—	1,407,747	—	1,407,747
Escrow and other deposits	85,234	85,234	—	—	85,234
FHLBNY Advances	1,125,350	—	1,119,548	—	1,119,548
Subordinated debt, net	113,759	—	110,346	—	110,346
Accrued interest payable	2,710	—	2,710	—	2,710

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets:
Cash and due from banks	$169,455	$169,455	$—	$—	$169,455
Loans, net	5,581,084	—	—	5,519,746	5,519,746
Accrued interest receivable	16,543	—	751	15,792	16,543
FHLBNY capital stock	59,696	N/A	N/A	N/A	N/A
Financial Liabilities:
Savings, money market and checking accounts	3,311,560	3,311,560	—	—	3,311,560
CDs	1,091,887	—	1,192,964	—	1,192,964
Escrow and other deposits	82,168	82,168	—	—	82,168
FHLBNY Advances	1,170,000	—	1,164,947	—	1,164,947
Subordinated debt, net	113,612	—	115,337	—	115,337
Accrued interest payable	1,623	—	1,623	—	1,623

The methods and assumptions used to estimate fair values are described as follows:

Cash and Due From Banks

The fair value is assumed to be equal to their carrying value as these amounts are due upon demand (deemed a Level 1 valuation).

Loans, Net

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

24.  REGULATORY MATTERS

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

The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer, composed entirely of CET1, of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increased by 0.625% each subsequent January 1, until it reached 2.5% on January 1, 2019. The capital conservation buffer was 1.875% and 1.25% at December 31, 2018 and 2017, respectively. Beginning on January 1, 2019, the Holding Company and the Bank effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital. In accordance with the Basel III Capital Rules, the Holding Company and the Bank have elected to exclude all permissible components of accumulated other comprehensive income from computing regulatory capital. Management believes, as of December 31, 2018 and 2017, the Holding Company and Bank met all capital requirements to which they were subject.

The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized (although these items are not utilized to represent overall financial condition). The FDIC utilizes these categories of capital adequacy to determine various matters, including, but not limited to, prompt corrective action and deposit insurance premium assessment levels. Capital levels and adequacy classifications may also be subject to qualitative judgments by the Bank’s regulators regarding, among other factors, the components of capital and risk weighting. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions and asset growth are limited, and capital restoration plans are required. As of December 31, 2018 and 2017, the Bank satisfied all criteria necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2018 that management believes have changed the "well capitalized" categorization.

Actual and required capital amounts and ratios as of the dates indicated are presented below:

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as “Well Capitalized”(1)
As of December 31, 2018	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$640,386	10.31%	$248,447	4.0%	$310,559	5.0%
Consolidated Company	552,943	8.92	247,842	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk weighted assets
Bank	640,386	13.34	216,103	4.5	312,149	N/A
Consolidated Company	552,943	11.50	216,361	4.5	N/A	6.5
Tier 1 Capital / % of risk weighted assets
Bank	640,386	13.34	288,137	6.0	384,183	8.0
Consolidated Company	552,943	11.50	288,481	6.0	N/A	N/A
Total Capital / % of risk weighted assets
Bank	662,613	13.80	384,183	8.0	480,229	10.0
Consolidated Company	690,170	14.35	384,642	8.0	N/A	N/A
(1)	In accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as “Well Capitalized”(1)
As of December 31, 2017	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$591,380	9.32%	$256,071	4.0%	$320,089	5.0%
Consolidated Company	546,571	8.61	256,029	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk weighted assets
Bank	591,380	12.38	214,984	4.5	310,532	6.5
Consolidated Company	546,571	11.42	215,424	4.5	N/A	N/A
Tier 1 Capital / % of risk weighted assets
Bank	591,380	12.38	286,645	6.0	382,194	8.0
Consolidated Company	546,571	11.42	287,232	6.0	N/A	N/A
Total Capital / % of risk weighted assets
Bank	612,858	12.83	382,194	8.0	477,742	10.0
Consolidated Company	683,049	14.27	382,976	8.0	N/A	N/A

(1)	In accordance with the Basel III rules.

25.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables summarize the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net interest income	$38,015	$36,134	$35,028	$37,150
Provision for loan losses	193	1,113	335	603
Net interest income after provision for loan losses	37,822	35,021	34,693	36,547
Non-interest income	3,244	2,237	2,221	1,821
Non-interest expense	21,734	20,827	21,585	22,745
Income before income taxes	19,332	16,431	15,329	15,623
Income tax expense	4,587	4,110	3,547	3,183
Net income	$14,745	$12,321	$11,782	$12,440
EPS (1):
Basic	$0.39	$0.33	$0.32	$0.34
Diluted	$0.39	$0.33	$0.32	$0.34

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

(1)
The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Operations due to differences in the computed weighted average shares outstanding as well as rounding differences

26.  CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2018 and 2017, and the related statements of operations and cash flows for the years ended December 31, 2018, 2017 and 2016, reflect the Holding Company’s investment in its wholly-owned subsidiary, the Bank, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2018	2017
ASSETS:
Cash and due from banks	$20,467	$58,723
Marketable equity securities at fair value	5,667	—
Investment securities available-for-sale	—	4,006
Trading securities	—	2,715
MBS available-for-sale	—	321
Investment in subsidiaries	689,523	643,260
Other assets	542	3,154
Total assets	$716,199	$712,179

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Subordinated debt, net	$113,759	$113,612
Other liabilities	359	—
Stockholders’ equity	602,081	598,567
Total liabilities and stockholders’ equity	$716,199	$712,179

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (1)

	Year Ended December 31,
	2018	2017	2016
Net interest loss	$(5,151)	$(5,427)	$(4,852)
Dividends received from Bank	8,000	8,000	12,000
Non-interest income (loss)	(302)	249	478
Non-interest expense	(814)	(2,002)	(668)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	1,733	820	6,958
Income tax credit	2,021	3,274	2,251
Income before equity in undistributed earnings of direct subsidiaries	3,754	4,094	9,209
Equity in undistributed earnings of subsidiaries	47,534	47,788	63,305
Net income	$51,288	$51,882	$72,514

(1)	Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2018, 2017 and 2016.

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flows from Operating Activities:
Net income	$51,288	$51,882	$72,514
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	(47,534)	(47,788)	(63,305)
Net (gain) loss on marketable equity and trading securities	302	(169)	(83)
Net accretion	147	81	—
Loss from extinguishment of debt	—	1,272	—
Decrease (Increase) in other assets	2,621	1,442	(2,206)
(Decrease) Increase in other liabilities	359	(994)	(7)
Net cash provided by operating activities	7,183	5,726	6,913

Cash flows from Investing Activities:
Proceeds from sale of investment securities available-for-sale	274	377	—
Proceeds from the sale of marketable equity and trading securities	1,059	4,629	3,648
Purchases of investment securities available-for-sale	(311)	(145)	(22)
Reimbursement from subsidiary, including purchases of investment securities available-for-sale	44	175	303
Net purchases of trading securities	—	(222)	(317)
Principal collected on MBS available-for-sale	42	49	59
Principal repayments on ESOP loan	—	—	209
Net cash provided by investing activities	1,108	4,863	3,880

Cash flows from Financing Activities:
Redemption of preferred stock	—	(1)	—
Common Stock issued for exercise of stock options	954	792	3,669
Repayment of trust preferred securities	—	(70,680)	—
Proceeds from subordinated debt issuance, net	—	113,531	—
Treasury shares repurchased	(25,881)	—	—
Equity award distribution	76	236	65
BMP ESOP shares received to satisfy distribution of retirement benefits	(883)	(3,905)	(1,820)
Capital contribution to subsidiary	—	(20,000)	—
Cash dividends paid to stockholders	(20,813)	(20,991)	(20,569)
Net cash used in financing activities	(46,547)	(1,018)	(18,655)

Net (decrease) increase in cash and due from banks	(38,256)	9,571	(7,862)
Cash and due from banks, beginning of period	58,723	49,152	57,014
Cash and due from banks, end of period	$20,467	$58,723	$49,152

26.  SUBSEQUENT EVENTS

On January 24, 2019, the Bank filed an application with the New York State Department of Financial Services (“NYSDFS”) seeking approval to convert from a New York stock form savings bank to a New York commercial bank (the “Charter Conversion”).  Simultaneously with the Charter Conversion application to NYSDFS, the Holding Company filed an application with the Federal Reserve Bank of Philadelphia to delist as a savings and loan holding company and elect to become a bank holding company. By letter from the Federal Reserve Bank of Philadelphia, dated March 7, 2019, the Company was informed that the Holding Company’s application to convert from a savings and loan holding company to a bank holding company was approved, subject to receipt of all required regulatory approvals.  The Bank has not yet received all required regulatory approvals; therefore, the Charter Conversion and conversion to a bank holding company are not yet effective.