Form 10-Q
period 2019-03-31
DIME COMMUNITY BANCSHARES INC
filed 2019-05-10
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒
NON -ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐
EMERGING GROWTH COMPANY ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	DCOM	The NASDAQ Stock Market

Classes of Common Stock	Number of Shares Outstanding at May 10, 2019
$.01 Par Value	36,056,385

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. together with its direct and indirect subsidiaries, the “Company”, in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
●	the net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows, loan demand or real estate values may affect the business of Dime Community Bank (the “Bank”);
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
●	changes in corporate and/or individual income tax laws may adversely affect the Company's business or financial condition or results of operations;
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

●	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 as updated by our Quarterly Reports on Form 10-Q.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	March 31, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$143,473	$147,256
Total cash and cash equivalents	143,473	147,256
Securities available-for-sale, at fair value	511,623	502,885
Marketable equity securities, at fair value	5,912	5,667
Loans:
Real estate	5,238,882	5,163,122
Commercial and industrial ("C&I") loans	266,415	229,504
Other loans	1,139	1,192
Less allowance for loan losses	(21,941)	(21,782)
Total loans, net	5,484,495	5,372,036
Premises and fixed assets, net	23,708	24,713
Loans held for sale	682	1,097
Federal Home Loan Bank of New York ("FHLBNY") capital stock	55,840	57,551
Bank Owned Life Insurance ("BOLI")	112,121	111,427
Goodwill	55,638	55,638
Operating lease assets	40,401	—
Other assets	41,408	42,308
Total Assets	$6,475,301	$6,320,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$3,990,147	$3,961,277
Non-interest-bearing deposits	417,475	395,477
Total deposits	4,407,622	4,356,754
Escrow and other deposits	137,116	85,234
FHLBNY advances	1,087,325	1,125,350
Subordinated debt, net	113,796	113,759
Other borrowings	45,000	—
Operating lease liabilities	46,868	—
Other liabilities	31,300	37,400
Total Liabilities	5,869,027	5,718,497

Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at March 31, 2019 and December 31, 2018)	—	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,690,825 shares and 53,690,825 shares issued at March 31, 2019 and December 31, 2018, respectively, and 36,020,112 shares and 36,081,455 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	537	537
Additional paid-in capital	278,358	277,512
Retained earnings	572,175	565,713
Accumulated other comprehensive loss, net of deferred taxes	(5,232)	(6,500)
Unearned Restricted Stock Award common stock	(6,068)	(3,623)
Common stock held by Benefit Maintenance Plan ("BMP")	(1,509)	(1,509)
Treasury stock, at cost (17,670,713 shares and 17,609,370 shares at March 31, 2019 and December 31, 2018, respectively)	(231,987)	(230,049)
Total Stockholders' Equity	606,274	602,081
Total Liabilities and Stockholders' Equity	$6,475,301	$6,320,578

See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans secured by real estate	$49,177	$49,575
C&I loans	3,436	1,656
Other loans	18	19
Mortgage-backed securities (“MBS”) and Agency Collaterized Mortgage Obligation (“CMO”) securities	3,197	2,257
Marketable equity and investment securities	420	15
Other short-term investments	1,447	1,511
Total interest income	57,695	55,033
Interest expense:
Deposits and escrow	15,017	10,751
Borrowed funds	7,354	6,267
Total interest expense	22,371	17,018
Net interest income	35,324	38,015
Provision for loan losses	321	193
Net interest income after provision for loan losses	35,003	37,822
Non-interest income:
Service charges and other fees	1,099	911
Mortgage banking income, net	68	111
Net gain on securities and other assets(1)	192	1,366
Gain on sale of loans	255	90
Income from BOLI	694	712
Other	52	54
Total non-interest income	2,360	3,244
Non-interest expense:
Salaries and employee benefits	11,884	11,177
Stock benefit plan compensation expense	284	388
Occupancy and equipment	3,869	3,872
Data processing costs	2,066	1,754
Marketing	466	1,047
Federal deposit insurance premiums	454	665
Other	3,029	2,831
Total non-interest expense	22,052	21,734
Income before income taxes	15,311	19,332
Income tax expense	3,810	4,587
Net income	$11,501	$14,745

Earnings per Share:
Basic	$0.32	$0.39
Diluted	$0.32	$0.39

(1)	Amount includes periodic valuation gains or losses on marketable equity securities.

See notes to unaudited financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net Income	$11,501	$14,745
Other comprehensive income (loss):
Change in holding gain (loss) on securities available-for-sale	4,687	(2,558)
Change in pension and other postretirement obligations	492	155
Change in gain (loss) on derivative assets	(3,284)	2,016
Other comprehensive gain (loss) before income taxes	1,895	(387)
Deferred tax expense (benefit)	627	(112)
Other comprehensive income (loss), net of tax	1,268	(275)
Total comprehensive income	$12,769	$14,470

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders' Equity

Beginning balance as of January 1, 2019	36,081,455	$537	$277,512	$565,713	$(6,500)	$(3,623)	$(1,509)	$(230,049)	$602,081
Net Income	—	—	—	11,501	—	—	—	—	11,501
Other comprehensive income, net of tax	—	—	—	—	1,268	—	—	—	1,268
Release of shares, net of forfeitures	138,329	—	846	—	—	(2,729)	—	1,883	—
Stock-based compensation	—	—	—	—	—	284	—	—	284
Payments related to tax withholding for stock-based compensation	(418)	—	—	—	—	—	—	(7)	(7)
Cash dividends declared and paid	—	—	—	(5,039)	—	—	—	—	(5,039)
Repurchase of shares of Common Stock	(199,254)	—	—	—	—	—	—	(3,814)	(3,814)
Ending balance as of March 31, 2019	36,020,112	$537	$278,358	$572,175	$(5,232)	$(6,068)	$(1,509)	$(231,987)	$606,274

	Three Months Ended March 31, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders' Equity

Beginning balance as of January 1, 2018	37,419,070	$536	$276,730	$535,130	$(3,641)	$(2,894)	$(2,736)	$(204,558)	$598,567
Reclassification of unrealized gains and losses on marketable equity securities	—	—	—	153	(153)	—	—	—	—
Adjusted beginning balance as of January 1, 2018	37,419,070	536	276,730	535,283	(3,794)	(2,894)	(2,736)	(204,558)	598,567
Net Income	—	—	—	14,745	—	—	—	—	14,745
Other comprehensive loss, net of tax	—	—	—	—	(275)	—	—	—	(275)
Exercise of stock options, net	19,726	1	454	—	—	—	—	(165)	290
Release of shares, net of forfeitures	73,019	—	426	—	—	(1,349)	—	923	—
Stock-based compensation	—	—	—	—	—	388	—	—	388
Shares received to satisfy distribution of retirement benefits	(27,545)	—	(540)	—	—	—	540	(524)	(524)
Reclassification of tax effects on other comprehensive income (loss)	—	—	—	(32)	32	—	—	—	—
Cash dividends declared and paid	—	—	—	(5,234)	—	—	—	—	(5,234)
Ending balance as of March 31, 2018	37,484,270	$537	$277,070	$544,762	$(4,037)	$(3,855)	$(2,196)	$(204,324)	$607,957

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,501	$14,745
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sales of securities available-for-sale	76	(1,370)
Net (gain) loss recognized on marketable equity securities	(268)	4
Net gain on sale of loans held for sale	(255)	(90)
Net depreciation, amortization and accretion	2,875	2,184
Cash paid for amounts included in the measurement of lease liabilities	(1,712)	—
Stock plan compensation	284	388
Provision for loan losses	321	193
Originations of loans held for sale	(569)	—
Proceeds from sale of loans originated for sale	618	—
Increase in cash surrender value of BOLI	(694)	(712)
Deferred income tax provision	(807)	(1,728)
Changes in assets and liabilities:
Decrease (Increase) in other assets	(262)	3,204
Decrease in other liabilities	(923)	(4,072)
Net cash provided by Operating activities	10,185	12,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales securities available-for-sale	15,499	158,484
Proceeds from sales of marketable equity securities	137	393
Purchases of securities available-for-sale	(38,319)	(189,874)
Acquisition of marketable equity securities	(114)	(109)
Proceeds from calls and principal repayments of securities available-for-sale	18,530	25,958
Proceeds from sale of portfolio loans held for sale	8,659	765
Net decrease (increase) in loans	(120,886)	93,994
Purchases of fixed assets, net	(50)	(1,879)
Sale of FHLBNY capital stock, net	1,711	7,182
Net cash provided by (used in) Investing Activities	(114,833)	94,914
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	50,868	26,994
Increase in escrow and other deposits	51,882	49,785
Repayments of FHLBNY advances	(1,030,150)	(1,034,600)
Proceeds from FHLBNY advances	992,125	875,000
Repayments of other borrowings	(571,000)	—
Proceeds from other borrowings	616,000	—
Proceeds from exercise of stock options	—	290
Payments related to tax withholding for stock-based compensation	(7)	—
BMP ESOP shares received to satisfy distribution of retirement benefits	—	(524)
Treasury shares repurchased	(3,814)	—
Cash dividends paid to stockholders, net	(5,039)	(5,234)
Net cash provided by (used in) Financing Activities	100,865	(88,289)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,783)	19,371
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,256	169,455
CASH AND CASH EQUIVALENTS, END OF PERIOD	$143,473	$188,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,406	$2,928
Cash paid for interest	24,013	15,323
Loans transferred to held for sale	2,329	675
Operating lease assets in exchange for operating lease liabilities	41,641	—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by Dime Community Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996. On January 24, 2019, the Bank filed an application with the New York Department of Financial Services (“NYSDFS”) seeking approval to convert from a New York stock form savings bank to a New York commercial bank (the “Charter Conversion”).  Simultaneous with the Charter Conversion application to NYSDFS, the Company filed an application with the Federal Reserve Bank of Philadelphia to delist as a savings and loan holding company and elect to become a bank holding company.  Having received all applicable regulatory approvals, on April 25, 2019 the Bank completed the Charter Conversion, and began operating as a New York commercial bank. Simultaneously, the Company began operating as a bank holding company. At March 31, 2019 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $113,796 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and operated as a New York State-chartered stock savings bank until April 2019.  Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflected the Bank's evolving business model and emphasized its broader geographic and business reach while retaining the Bank's mission to be in and of the communities it served, including the virtual online community. The Bank's principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, and one-to-four family residential real estate loans, as well as mortgage-backed securities, obligations of the U.S. government and government- sponsored enterprises (“GSEs”), and corporate debt and equity securities.

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York. As of March 31, 2019, the Bank had twenty-nine retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.

2.	SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 2019 and December 31, 2018, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2019 and 2018, and the changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2019 and 2018.  The results of operations for the three-month period ended March 31, 2019 is not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2019.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 and notes thereto contained in our Annual Report on Form 10-K.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease valuable assets to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements.  The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented (the modified retrospective transition approach) or by recording a cumulative adjustment at the beginning of the period of adoption (the additional transition method).  The Company used the additional transition method approach.  Topic 842 includes a number of optional practical expedients that entities may elect to apply. The practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Company adopted these practical expedients: not reevaluating whether or not a contract contains a lease; retaining current lease classification; not reassessing initial direct costs for existing leases; and not reassessing existing land easements that were not previously accounted for as leases under current lease accounting rules. The Company did not utilize the practical expedient of hindsight in its lease assessments. An entity that elects to apply these practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.  The adoption of ASU 2016-02 resulted in increases of $41,641 to the Company's assets and liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company has established a committee that has assessed system requirements, gathered data, and will evaluate the impact of ASU 2016-13 on its consolidated financial statements. The Company has engaged a third party software provider in order to evaluate the potential impact of ASU 2016-13, and is currently working through implementation of the software. The Company expects to recognize a one-time cumulative effect increase to the allowance for loan losses as of the beginning of the reporting period in which ASU 2016-13 takes effect, however, cannot yet determine the magnitude of the impact on the consolidated financial statements.

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

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available-for-Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2019	$(1,957)	$(6,290)	$1,747	$(6,500)
Other comprehensive income (loss) before reclassifications	3,129	252	(2,007)	1,374
Amounts reclassified from accumulated other comprehensive loss	51	82	(239)	(106)
Net other comprehensive income during the period	3,180	334	(2,246)	1,268
Balance as of March 31, 2019	$1,223	$(5,956)	$(499)	$(5,232)

Balance as of January 1, 2018	$285	$(6,633)	$2,707	$(3,641)
Reclassification for adoption of ASU 2016-01(1)	(153)	—	—	(153)
Adjusted balance as of January 1, 2018	132	(6,633)	2,707	(3,794)
Other comprehensive income (loss) before reclassifications	(786)	(88)	1,373	499
Amounts reclassified from accumulated other comprehensive loss	(922)	192	(44)	(774)
Net other comprehensive income during the period	(1,708)	104	1,329	(275)
Reclassification of tax effects on other comprehensive income (2)	—	32	—	32
Balance as of March 31, 2018	$(1,576)	$(6,497)	$4,036	$(4,037)

(1)
Represents the impact of adopting ASU 2016-01 allowing the reclassification of unrealized gains and losses on available-for-sale equity securities from accumulated other comprehensive income to retained earnings.

(2)
Represents the impact of adopting ASU 2018-02 allowing the reclassification of certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act") from accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The amount of the reclassification is an adjustment for the difference between the historical corporate income tax rate (35%) and the newly enacted 21% corporate income tax rate.

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Change in holding gain (loss) on securities available-for-sale:
Change in net unrealized holding gain (loss) during the period	$4,611	$(1,188)
Reclassification adjustment for net gains included in net gain on securities and other assets	76	(1,370)
Net change	4,687	(2,558)
Tax expense (benefit)	1,507	(850)
Net change in holding gain (loss) on securities available-for-sale	3,180	(1,708)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	122	286
Change in the net actuarial gain or loss	370	(131)
Net change	492	155
Tax expense	158	51
Net change in pension and other postretirement obligations	334	104
Change in gain (loss) on derivative assets:
Change in net unrealized gain (loss) during the period	(2,928)	2,081
Reclassification adjustment for expense included in interest expense	(356)	(65)
Net change	(3,284)	2,016
Tax expense (benefit)	(1,038)	687
Net change in unrealized loss on derivative asset or liability	(2,246)	1,329
Other comprehensive income (loss)	$1,268	$(275)

5.	EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if "in the money" stock options were exercised and converted into Common Stock, and if all likely aggregate Long-term Incentive Plan ("LTIP") and Sales Incentive Plan ("SIP") share are issued.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded.  Vested restricted stock award ("RSA") shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested RSA and SIP shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net income per the Consolidated Statements of Income	$11,501	$14,745
Less: Dividends paid and earnings allocated to participating securities	(37)	(29)
Income attributable to common stock	$11,464	$14,716
Weighted average common shares outstanding, including participating securities	36,000,140	37,495,317
Less: weighted average participating securities	(153,793)	(145,725)
Weighted average common shares outstanding	35,846,347	37,349,592
Basic EPS	$0.32	$0.39
Income attributable to common stock	$11,464	$14,716
Weighted average common shares outstanding	35,846,347	37,349,592
Weighted average common equivalent shares outstanding	130,568	115,133
Weighted average common and equivalent shares outstanding	35,976,915	37,464,725
Diluted EPS	$0.32	$0.39

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no "out-of-the-money" stock options during the three-month periods ended March 31, 2019 or 2018.

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

The Company's only in-scope revenue stream that is subject to the accounting standard is service fees on deposit accounts (including interchange fees), which is disclosed on the Consolidated Statements of Operations as "Service charges and other fees." For the three-month periods ended March 31, 2019 and 2018, service charges and other fees totaled $1,099 and $911, respectively.

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

The Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018. As a result of adoption all registered mutual funds were reclassified as marketable equity securities on the Consolidated Statement of Financial Condition and are recorded at fair value with changes in fair value recorded through the income statement. Additionally, $153 of unrealized gains, net of taxes, was reclassified from accumulated other comprehensive income to beginning retained earnings on January 1, 2018. Marketable equity securities are excluded from the tables below.

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$25,124	$52	$3	$25,173
Corporate Securities	29,131	166	64	29,233
Pass-through MBS issued by Government-sponsored Enterprises ("GSEs")	346,338	2,829	560	348,607
Agency CMOs	109,244	142	776	108,610
Total securities available-for-sale	$509,837	$3,189	$1,403	$511,623

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$25,110	$45	$10	$25,145
Corporate Securities	11,167	0	32	11,135
Pass-through MBS issued by GSEs	356,039	574	2,000	354,613
Agency CMOs	113,470	157	1,635	111,992
Total securities available-for-sale	$505,786	$776	$3,677	$502,885

The carrying amount of securities pledged as collateral for the Bank's first loss guarantee was $23,786 and $27,248 at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, the available-for-sale agency notes possessed a weighted average contractual maturity of 3.9 years.  At March 31, 2019, available-for-sale agency CMO and MBS securities possessed a weighted average contractual maturity of 12.9 years.  At March 31, 2019, the corporate securities possessed had a weighted average contractual maturity of 5.9 years.

	For the Three Months Ended March 31,
	2019	2018
Pass through MBS issued by GSEs:
Proceeds	$6,117	$—
Gross gains	—	—
Tax expense on gain	—	—
Gross losses	174	—
Tax benefit on loss	(56)	—
Agency CMOs:
Proceeds	9,382	158,484
Gross gains	98	1,370
Tax expense on gain	31	440
Gross losses	—	—
Tax benefit on loss	—	—

The Company holds marketable equity securities as the underlying mutual fund investments of the BMP, held in a rabbi trust. The Company may sell these securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gains or losses recognized from the sales of marketable equity securities.  A summary of the sales of marketable equity securities is listed below for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Proceeds:
Marketable equity securities	$137	$393

The remaining gain or loss on securities shown in the unaudited condensed consolidated statements of income was due to market valuation changes.  Net gains (losses) of $268 and $(4) were recognized on marketable equity securities for the three-month period ended March 31, 2019 and March 31, 2018, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	March 31, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Agency Notes	$5,121	$3	$—	$—	$5,121	$3
Corporate Securities	10,104	64	—	—	10,104	64
Pass through MBS issued by GSEs	—	—	81,834	560	81,834	560
Agency CMOs	86,626	716	4,583	60	91,209	776

	December 31, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Agency Notes	$5,100	$10	$—	$—	$5,100	$10
Corporate Securities	11,135	32	—	—	11,135	32
Pass through MBS issued by GSEs	216,451	1,049	45,489	951	261,940	2,000
Agency CMOs	52,605	439	39,833	1,196	92,438	1,635

The issuers of securities available-for-sale are U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at March 31, 2019.

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

Credit Quality Indicators:

On a quarterly basis, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying them as to credit risk.  This analysis includes all loans, such as multifamily residential, mixed-use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the residential units), mixed-use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but the majority of such income is generated from the commercial units), commercial real estate loans, acquisition, development, and construction ("ADC") loans (which includes land loans), C&I loans, as well as one-to-four family residential and cooperative and condominium apartment loans.

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

The Bank had no loans classified as doubtful as of March 31, 2019 or December 31, 2018. All real estate and C&I loans not classified as Special Mention or Substandard were deemed pass loans at both March 31, 2019 and December 31, 2018.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$106,659	$—	$1,050	$—	$107,709
Multifamily residential and residential mixed-use	3,793,706	25,326	12,113	—	3,831,145
Commercial real estate and commercial mixed-use	1,230,111	6,110	9,585	—	1,245,806
ADC	54,222	—	—	—	54,222
Total real estate	5,184,698	31,436	22,748	—	5,238,882
C&I	265,521	49	845	—	266,415
Total Real Estate and C&I	$5,450,219	$31,485	$23,593	$—	$5,505,297

	Balance at December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$95,782	$—	$1,065	$—	$96,847
Multifamily residential and residential mixed-use	3,829,643	32,682	4,463	—	3,866,788
Commercial real estate and commercial mixed-use	1,162,429	1,209	6,447	—	1,170,085
ADC	29,402	—	—	—	29,402
Total real estate	5,117,256	33,891	11,975	—	5,163,122
C&I	228,924	—	580	—	229,504
Total Real Estate and C&I	$5,346,180	$33,891	$12,555	$—	$5,392,626

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

	Balance at
Grade	March 31, 2019	December 31, 2018
Performing	$1,133	$1,189
Non-accrual	6	3
Total	$1,139	$1,192

The following is a breakdown of the past due status of the Company's investment in loans (excluding accrued interest) as of the dates indicated:

	At March 31, 2019
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$133	$8	$—	$706	$847	$106,862	$107,709
Multifamily residential and residential mixed-use	145	—	768	276	1,189	3,829,956	3,831,145
Commercial real estate and commercial mixed-use	—	—	5,622	4,205	9,827	1,235,979	1,245,806
ADC	—	—	—	—	—	54,222	54,222
Total real estate	$278	$8	$6,390	$5,187	$11,863	$5,227,019	$5,238,882
C&I	$49	$—	$565	$232	$846	$265,569	$266,415
Consumer	$3	$1	$—	$6	$10	$1,129	$1,139

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2019.

	At December 31, 2018
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$312	$—	$—	$712	$1,024	$95,823	$96,847
Multifamily residential and residential mixed-use	—	—	100	280	380	3,866,408	3,866,788
Commercial real estate and commercial mixed-use	—	—	—	1,041	1,041	1,169,044	1,170,085
ADC	—	—	—	—	—	29,402	29,402
Total real estate	$312	$—	$100	$2,033	$2,445	$5,160,677	$5,163,122
C&I	$50	$49	$—	$309	$408	$229,096	$229,504
Consumer	$12	$1	$—	$3	$16	$1,176	$1,192

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2018.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on eleven loans with an aggregate outstanding balance of 6,955 at March 31, 2019, and one real estate loan with an aggregate outstanding balance of $100 at December 31, 2018, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and therefore remained on accrual status and were deemed performing assets at the dates indicated above.

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

	As of March 31, 2019		As of December 31, 2018
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	1	$12	1	$14
Multifamily residential and residential mixed-use	2	261	2	271
Commercial real estate and commercial mixed-use	1	4,061	1	4,084
Total real estate	4	$4,334	4	$4,369

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank's policies for determining accrual or non-accrual status.  At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy and agency regulations. There were no TDRs on non-accrual status at March 31, 2019 or at December 31, 2018.

The Company has not restructured any C&I or consumer loans, as these loan portfolios have not experienced any problem issues warranting restructuring. Therefore, all TDRs were collateralized by real estate at both March 31, 2019 and December 31, 2018.

There were no loans modified in a manner that met the criteria of a TDR during the three-month periods ended March 31, 2019 or 2018.

As of March 31, 2019 and December 31, 2018, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month periods ended March 31, 2019 or 2018 (thus no impact to the allowance for loan losses during those periods).

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

The Bank considers TDRs and all non-accrual loans, except one-to-four family loans equal to or less than the FNMA conforming loan limits for high-cost areas, such as the Bank's primary lending area, ("FNMA Limits") and consumer loans, to be impaired.  Non-accrual one-to-four family loans equal to or less than the FNMA Limits and all consumer loans, are considered homogeneous loan pools and are not required to be evaluated individually for impairment unless considered a TDR.

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

The allowance for loan losses consists of specific and general components. At March 31, 2019, the Bank's periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the FNMA Limits, and consumer loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At March 31, 2019 and December 31, 2018, there were no allocated reserves related to TDRs within the allowance for loan losses.

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

Reserve for Loan Commitments

At both March 31, 2019 and December 31, 2018, respectively, the Bank maintained a reserve of $0.03 million associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended March 31, 2019
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18
Provision (credit) for loan losses	4	(453)	250	246	47	273	1
Charge-offs	(1)	(5)	(5)	—	(11)	(150)	(1)
Recoveries	—	—	—	—	—	—	—
Ending balance	$201	$12,988	$4,022	$643	$17,854	$4,069	$18

	At or for the Three Months Ended March 31, 2018
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$116	$15,219	$3,535	$123	$18,993	$2,021	$19
Provision (credit) for loan losses	—	(223)	(13)	3	(233)	424	2
Charge-offs	(15)	—	(4)	—	(19)	—	(4)
Recoveries	1	—	—	—	1	—	—
Ending balance	$102	$14,996	$3,518	$126	$18,742	$2,445	$17

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At March 31, 2019
	Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$116	$—
Collectively evaluated for impairment	201	12,988	4,022	643	17,854	3,953	18
Total ending allowance balance	$201	$12,988	$4,022	$643	$17,854	$4,069	$18

Loans:
Individually evaluated for impairment	$12	$537	$8,266	$—	$8,815	$232	$—
Collectively evaluated for impairment	107,697	3,830,608	1,237,540	54,222	5,230,067	266,183	1,139
Total ending loans balance	$107,709	$3,831,145	$1,245,806	$54,222	$5,238,882	$266,415	$1,139

	At December 31, 2018
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$230	$—
Collectively evaluated for impairment	198	13,446	3,777	397	17,818	3,716	18
Total ending allowance balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18

Loans:
Individually evaluated for impairment	$14	$551	$5,125	$—	$5,690	$309	$—
Collectively evaluated for impairment	96,833	3,866,237	1,164,960	29,402	5,157,432	229,195	1,192
Total ending loans balance	$96,847	$3,866,788	$1,170,085	$29,402	$5,163,122	$229,504	$1,192

The following table summarizes impaired loans recorded as of the dates indicated (by collateral type within the real estate loan segment):

	At March 31, 2019			At December 31, 2018
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$12	$12	$—	$14	$14	$—
Multifamily residential and residential mixed-use	537	537	—	551	551	—
Commercial real estate and commercial mixed-use	8,266	8,266	—	5,125	5,125	—
Total with no related allowance recorded	8,815	8,815	—	5,690	5,690	—
With an allowance recorded:
C&I	232	232	116	309	309	230
Total with an allowance recorded	232	232	116	309	309	230
Total	$9,047	$9,047	$116	$5,999	$5,999	$230

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$13	$—	$21	$—
Multifamily residential and residential mixed-use	544	13	611	12
Commercial real estate and commercial mixed-use	6,695	99	7,542	76
Total with no related allowance recorded	7,252	112	8,174	88

With an allowance recorded:
C&I	271	6	589	—
Total	$7,523	$118	$8,763	$88

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

10.	LEASES

The Company adopted ASU 2016-02 on January 1, 2019. As a result of adoption, the Company recognized operating lease assets and corresponding lease liabilities related to its office facilities and retail branches. The operating lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments over the lease term.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion, and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

Maturities of the Company's operating lease liabilities at March 31, 2019 are as follows:

Rent to be Capitalized
2019	$5,184
2020	6,807
2021	6,664
2022	6,362
2023	5,395
Thereafter	23,573
Total undiscounted lease payments	53,985
Less amounts representing interest	7,117
Lease liability	$46,868

Other information related to our operating leases was as follows:

At March 31, 2019
Operating lease cost	$1,620
Cash paid for amounts included in the measurement of operating lease liabilities	1,712
Weighted average remaining lease term	8.55 years
Weighted average discount rate	3.28%

11.	DERIVATIVES AND HEDGING ACTIVITIES

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

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.   The Company uses derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short term borrowings debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's debt.  During the next twelve months, the Company estimates that an additional $907 will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	At March 31, 2019				At December 31, 2018
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	17	$295,000	$3,258	$(3,970)	14	$245,000	$4,669	$(2,097)

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income Loss as of March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Interest rate products
Amount of gain (loss) recognized in other comprehensive income	$(2,928)	$2,081
Amount of loss reclassified from other comprehensive income into interest expense	(356)	(65)

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

	At March 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
FHLB Advances	$3,258	$(3,970)	$(712)	$—	$—	$(712)

	At December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received
FHLB Advances	$4,669	$(2,097)	$2,572	$—	$—	$2,572

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

As of March 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(597). If the Company had breached any of the above provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended March 31, 2019.

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

All securities available-for-sale are guaranteed either implicitly or explicitly by GSEs as of March 31, 2019 and December 31, 2018. Obtaining market values as of March 31, 2019 and December 31, 2018 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

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

	Total	Fair Value Measurements at March 31, 2019 Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,611	$1,611	$—	$—
International Equity Mutual Funds	416	416	—	—
Fixed Income Mutual Funds	3,885	3,885	—	—
Securities available-for-sale:
Agency Notes	25,173	—	25,173	—
Corporate Securities	29,233	—	29,233	—
Pass-through MBS issued by GSEs	348,607	—	348,607	—
Agency CMOs	108,610	—	108,610	—
Loans Held for Sale	682	—	682	—
Derivative – interest rate product	3,258	—	3,258	—
Financial Liabilities
Derivative – interest rate product	3,970	—	3,970	—

	Total	Fair Value Measurements at December 31, 2018 Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable Equity Securities (Registered Mutual Funds)
Domestic Equity Mutual Funds	$1,420	$1,420	$—	$—
International Equity Mutual Funds	377	377	—	—
Fixed Income Mutual Funds	3,870	3,870	—	—
Securities available-for-sale:
Agency Notes	25,145	—	25,145	—
Corporate Securities	11,135	—	11,135	—
Pass-through MBS issued by GSEs	354,613	—	354,613	—
Agency CMOs	111,992	—	111,992	—
Loans Held for Sale	1,097	—	1,097	—
Derivative – interest rate product	4,669	—	4,669	—
Financial Liabilities
Derivative – interest rate product	2,097	—	2,097	—

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

Financial Instruments Not Measured at Fair Value

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 23 to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K. Other borrowings consists of overnight or short-term borrowings carried at amortized cost, equal to the amount payable on demand at the reporting date (deemed a Level 1 valuation).

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

	Carrying Amount	Fair Value Measurements at March 31, 2019 Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Financial Assets
Cash and due from banks	$143,473	$143,473	$—	$—	$143,473
Loans, net	5,484,495	—	—	5,410,989	5,410,989
Accrued interest receivable	18,868	27	1,664	17,177	18,868
Financial Liabilities
Savings, money market and checking accounts	2,826,844	2,826,844	—	—	2,826,844
Certificates of Deposits ("CDs")	1,580,778	—	1,577,338	—	1,577,338
Escrow and other deposits	137,116	137,116	—	—	137,116
FHLBNY Advances	1,087,325	—	1,085,118	—	1,085,118
Subordinated debt, net	113,796	—	112,089	—	112,089
Other borrowings	45,000	45,000	—	—	45,000
Accrued interest payable	4,352	10	4,342	—	4,352

	Carrying Amount	Fair Value Measurements at December 31, 2018 Using
		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$147,256	$147,256	$—	$—	$147,256
Loans, net	5,372,036	—	—	5,301,281	5,301,281
Accrued interest receivable	17,875	—	1,296	16,579	17,875
Financial Liabilities	—	—	—	—	—
Savings, money market and checking accounts	2,946,717	2,946,717	—	—	2,946,717
CDs	1,410,037	—	1,407,747	—	1,407,747
Escrow and other deposits	85,234	85,234	—	—	85,234
FHLBNY Advances	1,125,350	—	1,119,548	—	1,119,548
Subordinated debt, net	113,759	—	110,346	—	110,346
Accrued interest payable	2,710	—	2,710	—	2,710

13.	RETIREMENT AND POSTRETIREMENT PLANS

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

The Company adopted ASU 2017-07, Compensation-Retirement Benefits (Topic 715), on January 1, 2018.  The components of net periodic costs are included in other non-interest expense in the Consolidated Statements of Operations.  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended March 31,
	2019		2018
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	313	14	292	14
Expected return on assets	(382)	—	(430)	—
Unrecognized past service liability	—	(2)	—	(2)
Amortization of unrealized loss (gain)	243	(3)	289	—
Net periodic cost	$174	$9	$151	$12

The following table presents the Company's planned contributions to, or benefit payments on behalf of each benefit plan as disclosed in its consolidated financial statements for the year ended December 31, 2018, as well as the actual contributions to, or benefit payments on behalf of each benefit plan during the period indicated:

	Planned Contributions/Benefit Payments for the Year Ended December 31, 2019	Actual Contributions/Benefit Payments for the Three Months Ended March, 31, 2019

Employee Retirement Plans	$1,492	$—
Outside Director Retirement Plans	225	56
Post Retirement Plan	109	44
BMP	564	137

The Company expects to make the remainder of the contributions to, or benefit payments on behalf of, each benefit plan during 2019.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans. In addition to benefit payments from the defined benefit component of the BMP discussed above, the following distributions were made to retired participants:

	For the Three Months Ended March 31,
	2019	2018

Cash	$—	$257
Market value of Common Stock from Employee Stock Ownership Plan of BMP (22,051 shares for March 31, 2018)	—	942
Gross lump-sum distribution	$—	$1,199
Non-cash tax benefit	$—	$285

14.	ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan ("2013 Equity Plan") (collectively, the "Stock Plans"), which are discussed more fully in Note 21 to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	72,395	$13.58
Options granted	—	—
Options expired	—	—
Options exercised	—	—
Options outstanding at March 31, 2019	72,395	$13.58	1.7	$373
Options vested and exercisable at March 31, 2019	72,395	$13.58	1.7	$373

Information related to stock options during each period is as follows:

	For the Three Months Ended March 31,
	2019	2018
Cash received for option exercise cost	$—	$290
Income tax benefit recognized on stock option exercises	—	4
Intrinsic value of options exercised	—	97

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the Stock Plans. Typically, awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers may vest in equal annual installments over a four-year period or at the end of the pre-determined requisite period.  All awards were made at the fair value of Common Stock on the grant date. Compensation expense on all restricted stock awards are based upon the fair value of the shares on the respective dates of the grant.

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2019	148,235	$19.48
Shares granted	11,584	17.24
Shares vested	(4,329)	20.50
Shares forfeited	(3,743)	19.45
Unvested allocated shares at March 31, 2019	151,747	$19.28

Information related to restricted stock awards during each period is as follows:

	At or for the Three Months Ended March 31,
	2019	2018
Compensation expense recognized	$289	$304
Income tax benefit (expense) recognized on vesting of RSA	(3)	(2)
Weighted average remaining years for which compensation expense is to be recognized	2.4	2.7

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2019	120,880	$18.90
Shares granted	138,562	19.18
Shares vested	(2,276)	17.35
Shares forfeited	(2,574)	17.35
Maximum aggregate share payout at March 31, 2019	254,592	$19.08
Minimum aggregate share payout	—	—
Expected aggregate share payout	112,388	$19.28

Compensation expense recorded for performance based equity awards was $(75) and $84 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2019	8,151	$18.40
Shares granted	—	—
Shares vested	—	—
Shares forfeited	(5,500)	18.40
Maximum aggregate share payout at March 31, 2019	2,651	$18.40
Minimum aggregate share payout	—	—
Expected aggregate share payout	2,651	$18.40

Compensation expense recorded for sales incentive based equity awards was $70 for the three-month period ended March 31, 2019.  No compensation expense was recognized for the three-month period ended March 31, 2018.

15.	OTHER BORROWINGS

Other borrowings consists of overnight or short-term borrowings with member commercial banks within a network of financial institutions. The availability of funds changes daily. As of March 31, 2019, the Bank had $45,000 of such borrowings outstanding. Interest expense for the three month period ended March 31, 2019 was $65.  There was no activity during 2018.

16.	INCOME TAXES

During the three months ended March 31, 2019 and 2018, the Company's consolidated effective tax rates were 24.9% and 23.7%, respectively. There were no significant unusual income tax items during the three-month periods ended either March 31, 2019 or 2018.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by Dime Community Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996. On January 24, 2019, the Bank filed an application with the New York Department of Financial Services (“NYSDFS”) seeking approval to convert from a New York stock form savings bank to a New York commercial bank (the “Charter Conversion”).  Simultaneous with the Charter Conversion application to NYSDFS, the Company filed an application with the Federal Reserve Bank of Philadelphia to delist as a savings and loan holding company and elect to become a bank holding company.  Having received all applicable regulatory approvals, on April 25, 2019 the Bank completed the Charter Conversion, and began operating as a New York commercial bank. Simultaneously, the Company began operating as a bank holding company. At March 31, 2019 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $113,796 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and operate as a New York State-chartered stock savings bank until April 2019.  Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflects the Bank's evolving business model and emphasizes its broader geographic and business reach while retaining the Bank's mission to be in and of the communities it serves, including the virtual online community. The Bank's principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, and one-to-four family residential real estate loans, as well as mortgage-backed securities, obligations of the U.S. government and government- sponsored enterprises (“GSEs”), and corporate debt and equity securities.

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of seven corporations, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company's indirect subsidiaries, other than the Bank, as of March 31, 2019:

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

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its real estate and C&I loans, as well as personal deposit accounts from its borrowers.  Historically, the Bank’s primary lending strategy included the origination of, and investment in, real estate loans secured by multifamily and mixed-use properties, and, to a lesser extent, real estate loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of its strategic plan for 2019, the Bank is investing in the development of its Business Banking division, by adding products and services to serve both the credit and business banking needs in its footprint.

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

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2019	2018
Per Share Data:
EPS (Diluted)	$0.32	$0.39
Cash dividends paid per share	0.14	0.14
Book value per share	16.83	16.22
Dividend payout ratio	43.75%	35.90%
Performance and Other Selected Ratios:
Return on average assets	0.72%	0.93%
Return on average common equity	7.62	9.77
Net interest spread	2.02	2.28
Net interest margin	2.31	2.47
Average interest earning assets to average interest-bearing liabilities	118.14	115.84
Non-interest expense to average assets	1.39	1.36
Efficiency ratio	59.22	54.60
Loan-to-deposit ratio at end of period	124.93	124.31
Effective tax rate	24.88	23.73
Asset Quality Summary:
Non-performing loans	$5,425	$1,719
Non-performing assets	5,425	1,719
Net charge-offs	162	23
Non-performing loans/Total loans	0.10%	0.03%
Non-performing assets/Total assets	0.08	0.03
Allowance for loan loss/Total loans	0.40	0.39
Allowance for loan loss/Non-performing loans	404.44	1,233.51

Critical Accounting Policies

The Company's policies with respect to the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments), are its most critical accounting policies because they are important to the presentation of the Company's consolidated financial condition and results of operations, involve a significant degree of complexity and require management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company's consolidated results of operations or financial condition.

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

In December 2018, the Bank became a member of the American Financial Exchange ("AFX"), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions.  The availability of funds changes daily.  As of March 31, 2019, the Bank had $45.0 million of borrowings through AFX.

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

Total deposits increased $50.9 million during the three months ended March 31, 2019, compared to an increase of $27.0 million for the three months ended March 31, 2018. Within deposits, core deposits (i.e., non-CDs) decreased $119.9 million during the three months ended March 31, 2019 and decreased $105.6 million during the three months ended March 31, 2018. CDs increased $170.7 million during the three months ended March 31, 2019 compared to an increase of $132.6 million during the three months ended March 31, 2018. The increase in deposits during the current period was primarily due to successful gathering efforts tied to CD products, offset by declines in money market deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY. At March 31, 2019, the Bank had an additional potential borrowing capacity of $988.4 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank reduced its outstanding FHLBNY advances by $38.0 million during the three months ended March 31, 2019, compared to a $159.6 million reduction during the three months ended March 31, 2018, reflecting deposit inflows.

During the three months ended March 31, 2019, principal repayments on real estate loans (including refinanced loans) totaled $150.5 million compared to $183.1 million during the three months ended March 31, 2018. The decrease resulted primarily from lower prepayment activity. During the three months ended March 31, 2019 and 2018, real estate loan originations totaled $233.9 million and $75.0 million, respectively.

Sales of mortgage-backed securities totaled $15.5 million and $158.5 million during the three-month periods ended March 31, 2019 and 2018, respectively. Purchases of mortgage-backed securities totaled $20.3 million and $189.9 million during the three-month periods ended March 31, 2019 and 2018 respectively. Proceeds from pay downs were $18.5 million and $25.0 million for the three-month periods ended March 31, 2019 and 2018, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At March 31, 2019, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well-capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of March 31, 2019:

	Actual Ratios at March 31, 2019		Basel III
	Bank	Consolidated Company	Minimum Requirement	Minimum Requirement Plus 2.5% Buffer(1)	Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(2)
Tier 1 common equity ratio	12.39%	11.04%	4.50%	7.0%	6.5%
Tier 1 risk-based based capital ratio	12.39	11.04	6.0	8.5	8.0
Total risk-based based capital ratio	12.84	13.77	8.0	10.5	10.0
Tier 1 leverage ratio	9.77	8.81	4.00	n/a	5.0

(1)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(2)	Only the Bank is subject to these requirements.

Implementation of the Basel III Capital Rules on January 1, 2019 did not have a material impact upon the operations of the Bank or Holding Company.

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

The Holding Company repurchased 199,254 shares of its common stock during the three months ended March 31, 2019.  No shares were repurchased during the three months ended March 31, 2018. As of March 31, 2019, up to 1,267,886 shares remained available for purchase under authorized share purchase programs.  See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $5.0 million and $5.2 million in cash dividends on common stock during the three months ended March 31, 2019 and 2018, respectively.

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

The following table presents off-balance sheet arrangements as of March 31, 2019:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$212,650	$—	$—	$—	$212,650
Other loan commitments	120,515	—	—	—	120,515
Stand-by letters of credit	2,011	—	—	—	2,011
Total Off-Balance Sheet Arrangements	$335,176	$—	$—	$—	$335,176

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

The C&I portfolio is actively managed by the Bank's lenders and underwriters. All credit facilities at a minimum require an annual review of the exposure and typically terms of the loan require annual and interim financial reporting and have financial covenants to indicate expected performance levels. Guarantors are also required to, at a minimum, annually update their financial reporting. All exposures are risk rated and those entering adverse ratings due to financial performance concerns of the borrower or material delinquency of any payments or financial reporting are subjected to added management scrutiny. Measures taken typically include amendments to the amount of the available credit facility, requirements for increased collateral, a request for a capital infusion, additional guarantor support or a material enhancement to the frequency and quality of financial reporting. Loans determined to reach adverse risk rating standards are subject to quarterly updating to Credit Administration and executive management. When warranted, loans reaching a Substandard rating could be reassigned to Credit Administration for direct handling.

Non-accrual Loans

Within the Bank's held-for-investment loan portfolio (excluding consumer loans), eighteen non-accrual loans totaled $5.4 million at March 31, 2019, and sixteen non-accrual loans totaled $2.3 million at December 31, 2018.  During the three months ended March 31, 2019, five loans totaling $3.4 million were placed on non-accrual status, two loans totaling $0.1 million were returned to accrual status, one loan totaling $0.2 million was fully charged off, and principal amortization of $0.04 million was recognized on eight non-accrual loans. There were no changes on the remaining five non-accrual loans during the three-month period ended March 31, 2019.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 9 to the condensed consolidated financial statements) totaled $9.0 million, consisting of fifteen loans, at March 31, 2019, compared to $6.0 million, consisting of thirteen loans, at December 31, 2018.  During the three months ended March 31, 2019, five loans totaling $3.4 million were added to impaired status, two loans totaling $0.1 million were removed from impaired status, one loan totaling $0.02 million was fully charged off, and principal amortization totaling $0.07 million was recognized on eight impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$706	$712
Multifamily residential and residential mixed-use real estate	276	280
Commercial real estate and commercial mixed-use	4,205	1,041
C&I	232	309
Consumer	6	3
Total non-accrual loans	5,425	2,345
Non-accrual one-to-four family residential and consumer loans deemed homogeneous loans	(712)	(715)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	12	14
Multifamily residential and residential mixed-use real estate	261	271
Commercial real estate and commercial mixed-use	4,061	4,084
Total TDRs	4,334	4,369
Impaired loans	$9,047	$5,999

(1)	There were no non-accruing TDRs for the periods indicated.

Ratios:
Total non-accrual loans to total loans	0.10%	0.04%
Total non-performing assets to total assets	0.08	0.04

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three months ended March 31, 2019 or 2018.

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

At March 31, 2019 and December 31, 2018, all TDRs but one were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

The Bank had no OREO properties at March 31, 2019 or December 31, 2018. The Bank did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2019 or 2018.

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had two real estate loans totaling $0.3 million and three real estate loans totaling $0.3 million that were delinquent between 30 and 89 days at March 31, 2019 and at December 31, 2018, respectively. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.03 million at both March 31, 2019 and December 31, 2018. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods ended March 31, 2019 and December 31, 2018.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	March 31, 2019	December 31, 2018	March 31, 2018
	(Dollars in Thousands)
Impaired loans	$116	$230	$294
Non-impaired loans:
Real estate loans	17,854	17,818	18,742
C&I loans	3,953	3,716	2,151
Consumer loans	18	18	17
Total	$21,941	$21,782	$21,204

Provisions of $0.3 million and $0.2 million were recorded during the three month periods ended March 31, 2019 and 2018, respectively.  During the three month period ended March 31, 2019, the loan loss provision was driven mainly by a charge-off of one C&I loan.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended March 31, 2019 and 2018, and as of December 31, 2018, please see Note 9 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Assets.  Assets totaled $6.48 billion at March 31, 2019, $154.7 million above their level at December 31, 2018, primarily due to an increase in the loan portfolio, the initial recognition of the operating lease asset as a result of the adoption of ASU 2016-02, and an increase in securities available-for-sale.

Total loans increased $112.5 million during the three months ended March 31, 2019. During the period, the Bank had originations of $286.7 million which exceeded $165.7 million of aggregate amortization on loans (also including refinancing of existing loans).

The Company adopted ASU 2016-02 on January 1, 2019 which resulted in $41.6 million of operating lease assets.

Total securities increased by $9.0 million during the three months ended March 31, 2019, as a result of holding increased on-balance sheet liquidity, which will be based on monetary policy, interest rates, the Bank's funding needs, and periodic stress testing analysis.

Liabilities.  Total liabilities increased $150.5 million during the three months ended March 31, 2019, primarily due to an increase of $50.9 million in deposits, an increase of $51.9 million in escrow and other deposits, and $48.2 million for the initial recognition of the operating lease liabilities as a result of the adoption of ASU 2016-02.  The $51.9 million increase in escrow and other deposits at March 31, 2019 was in part due to the annual reassessment of borrower escrow accounts.

Stockholders' Equity.  Stockholders' equity increased $4.2 million during the three months ended March 31, 2019, due primarily to net income of $11.5 million, and a decrease of $1.3 million in accumulated other comprehensive loss, partially offset by $5.0 million in cash dividends paid during the period, and the repurchase of 199,254 shares into treasury at a cost of $3.8 million.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General.  Net income was $11.5 million during the three months ended March 31, 2019, a decrease of $3.2 million from net income of $14.7 million during the three months ended March 31, 2018.  During the three months ended March 31, 2019, net interest income decreased by $2.7 million, non-interest income decreased by $0.9 million, non-interest expense increased by $0.3 million and the provision for loan losses increased by $0.1 million, offset in part by a decrease in income tax expense of $0.8 million due to lower pre-tax income.  The decrease in non-interest income was primarily due to $1.4 million of gains from the sale of securities that the Bank had retained from its Freddie Mac sponsored Q-deal securitization completed in December of 2017 recorded during the three months ended March 31, 2018.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2019 and 2018 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,195,951	$49,177	3.79%	$$5,435,400	$$49,575	3.65%
C&I loans	248,267	3,436	5.54	140,720	1,656	4.71
Other loans	1,083	18	6.65	1,189	19	6.39
MBS and CMO securities	464,303	3,197	2.75	351,196	2,257	2.57
Investment securities	47,177	420	3.56	6,492	15	0.92
Other	154,512	1,447	3.75	210,016	1,511	2.88
Total interest-earning assets	6,111,293	57,695	3.78%	6,145,013	$55,033	3.58%
Non-interest earning assets	252,805			224,297
Total assets	$6,364,098			$$6,369,310

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$115,243	$22	0.08%	$$124,440	$$54	0.18%
Money Market accounts	2,029,794	7,640	1.53	2,432,242	6,318	1.05
Savings accounts	331,662	45	0.06	359,638	59	0.07
CDs	1,466,439	7,310	2.02	1,151,146	4,320	1.52
Borrowed funds	1,229,607	7,354	2.43	1,237,094	6,267	2.05
Total interest-bearing liabilities	5,172,745	22,371	1.75%	5,304,560	$17,018	1.30%
Non-interest-bearing checking accounts	397,907			310,651
Other non-interest-bearing liabilities	189,372			150,544
Total liabilities	$5,760,024			$5,765,755
Stockholders' equity	604,074			603,555
Total liabilities and stockholders' equity	$6,364,098			$$6,369,310
Net interest income		$35,324			$$38,015
Net interest spread			2.02%			2.28%
Net interest-earning assets	$938,548			$$840,453
Net interest margin			2.31%			2.47%
Ratio of interest-earning assets to interest-bearing liabilities			118.14%			115.84%

Deposits	$4,341,045	$15,017	1.40%	$$4,378,117	$$10,751	1.00%

Rate/Volume Analysis

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(2,242)	$1,844	$(398)
C&I loans	1,377	403	1,780
Other loans	(2)	1	(1)
MBS and CMO securities	755	185	940
Investment securities	228	177	405
Other	(460)	396	(64)
Total	$(344)	$3,006	$2,662

Interest-bearing liabilities:
Interest-bearing checking accounts	$(3)	$(29)	$(32)
Money market accounts	(1,301)	2,623	1,322
Savings accounts	(5)	(9)	(14)
CDs	1,377	1,613	2,990
Borrowed funds	(55)	1,142	1,087
Total	$13	$5,340	$5,353
Net change in net interest income	$(357)	$(2,334)	$(2,691)

Net interest income was $35.3 million during the three months ended March 31, 2019, a decrease of $2.7 million from the three months ended March 31, 2018.  Average interest-earning assets were $6.11 billion for the three months ended March 31, 2019, a decrease of $33.7 million from $6.15 billion for the three months ended March 31, 2018. Net interest margin (“NIM”) was 2.31% during the three months ended March 31, 2019, down from 2.47% during the three months ended March 31, 2018, primarily due to a reduction in prepayment fee income.

Interest Income.  Interest income was $57.7 million during the three months ended March 31, 2019, an increase of $2.7 million from the three months ended March 31, 2018, primarily reflecting increases of interest income of $1.8 million on C&I loans, $0.9 million on mortgage-backed securities, and $0.4 in investment securities, offset by a decrease of $0.4 million in interest income on real estate loans. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $107.5 million in the average balance of such loans during the period. The increased interest income from mortgage-backed securities and investment securities was due to the increased average balance of $113.1 million and $40.7 million, respectively.  The decreased interest income from real estate loans was due to a decrease in average balance of $239.4 million and a decrease in prepayment fee income.

Interest Expense.  Interest expense increased $5.4 million, to $22.4 million, during the three months ended March 31, 2019, from $17.0 million during the three months ended March 31, 2018. The increased interest expense was mainly attributable to both growth in certificates of deposits average balances of $315.3 million and increased offering rates on CD products. This was offset by a decrease in average balance of $402.4 million of money market accounts, offsetting increased offering rates on such products.

Provision for Loan Losses. The Company recognized a provision for loan losses of $0.3 million during the three months ended March 31, 2019, compared to $0.2 million for the three months ended March 31, 2018.

Non-Interest Income.  Non-interest income was $2.4 million during the three months ended March 31, 2019, a decrease of $0.9 million from $3.2 million during the three months ended March 31, 2018, primarily due to gains of $1.4 million on sales of securities and other assets realized during the three months ended March 31, 2018, compared to a loss of $0.08 million for the three months ended March 31, 2019.

Non-Interest Expense.  Non-interest expense was $22.1 million during the three months ended March 31, 2019, an increase of $0.3 million from $21.7 million during the three months ended March 31, 2018, reflecting increases in salary and employee benefits of $0.7 million and an increase of data processing costs of $0.3 million, offset by a decrease in marketing expense of $0.6 million and a decrease in FDIC deposit insurance premiums of $0.2 million. The increase of $0.7 million in salaries and employee benefits was due to new employees and their associated employee benefits expense.  The increase of $0.3 million in data processing costs was primarily due to various technology enhancement initiatives related to customer banking services. The $0.2 million decrease in FDIC insurance premiums is due to lower FDIC assessment rates.

Non-interest expense was 1.39% and 1.36% of average assets during the three-month periods ended March 31, 2019 and 2018, respectively.

Income Tax Expense.   Income tax expense was $3.8 million during the three months ended March 31, 2019, down $0.8 million from $4.6 million during the three months ended March 31, 2018.  The Company's consolidated tax rate was 24.9% during the three months ended March 31, 2019, up from 23.7% during the three months ended March 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2018 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2019.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2019, the Company owned thirteen marketable equity securities carried at a fair value of $5.9 million, in which market value adjustments are recorded through the statement of income.  During the three months ended March 31, 2019, the Company conducted seventeen transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

Interest Rate Risk Exposure Analysis

Economic Value of Equity ("EVE") Analysis.  In accordance with agency regulatory guidelines, the Bank simulates the impact of interest rate volatility upon EVE using several interest rate scenarios.  EVE is the difference between the present value of the expected future cash flows of the Bank's assets and liabilities and the value of any off-balance sheet items, such as or derivatives, if applicable.

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

In order to measure the Bank's sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end ("Pre-Shock Scenario"), and under various other interest rate scenarios ("Rate Shock Scenarios") representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario. An increase in the EVE is considered favorable, while a decline is considered unfavorable.  The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank's assets, liabilities, and off-balance sheet items that are included in the EVE. Management reports the EVE results to the Bank's Board of Directors on a quarterly basis. The report compares the Bank's estimated Pre-Shock Scenario EVE to the estimated EVE calculated under the various Rate Shock Scenarios.

The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment. In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third party, and over various interest rate scenarios.  Such results are utilized in determining estimates of deposit decay rates in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest, with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank's various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, actual cash flows could differ significantly from the Bank's estimates, resulting in significantly different EVE calculations.

The analysis that follows presents, as of March 31, 2019 and December 31, 2018, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rates, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both March 31, 2019 and December 31, 2018.

	At March 31, 2019			At December 31, 2018
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$610,878	$14,100	2.4%	$643,531	$(27,967)	(4.2)%
Pre-Shock Scenario	596,777	—	—	671,498	—	—

The Bank's Pre-Shock Scenario EVE decreased from $671.5 million at December 31, 2018 to $596.8 million at March 31, 2019. The primary factors contributing to the lower EVE at March 31, 2019 were the payment of a $30.0 million dividend from the Bank to the Holding Company and an increase in the value of the Bank's core deposit liability and borrowings. These factors were partially offset by an increase in the value of the Bank's loan portfolio due to a slightly lower duration.

The Bank's EVE in the +200 basis point Rate Shock Scenario decreased from $643.5 million at December 31, 2018 to $610.9 million at March 31, 2019.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period beginning March 31, 2019 assuming gradual changes in interest rates for the given rate scenarios:

Gradual Change in Interest rates of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(2.5)%
+ 100 Basis Points	(1.3)%

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2019, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings.  Certain of these matters may seek substantial monetary damages.  In the opinion of management, the Company is involved in no actions or proceedings that are likely to have a material adverse impact on its financial condition and results of operations as of March 31, 2019.

Item 1A.	Risk Factors

There were no material changes from the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
January 2019	76,000	17.76	76,000	1,397,140
February 2019	53,254	20.24	53,254	1,321,140
March 2019	70,000	19.96	70,000	1,267,886

No existing repurchase programs expired during the three months ended March 31, 2019, nor did the Company terminate any repurchase programs prior to expiration during the period.  On October 26, 2018, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 1,824,040 shares, or 5.0% of the Company’s currently outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 28, 2018 (File No. 000-27782))

4.1
Draft Stock Certificate of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the SEC on September 28, 1998 (File No. 000-27782))

4.2
Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

4.3
First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

4.4	Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Conrad Gunther
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 10, 2019	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: May 10, 2019	By:	/s/ AVINASH REDDY
Avinash Reddy
Executive Vice President and Chief Financial Officer