Form 10-Q
period 2019-06-30
DIME COMMUNITY BANCSHARES INC
filed 2019-08-09
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-27782

DIME COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

N/A
(Former name or former address, if changed since last report)

Delaware	11-3297463
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300 Cadman Plaza West, 8th Floor, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

(718) 782-6200
(Registrant's telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	DCOM	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2019, there were 35,959,954 shares outstanding.

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

●	the risks referred to in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 as updated by our Quarterly Reports on Form 10-Q.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	June 30, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$172,418	$147,256
Total cash and cash equivalents	172,418	147,256
Securities available-for-sale, at fair value	476,514	502,885
Marketable equity securities, at fair value	5,953	5,667
Loans:
Real estate	5,213,690	5,163,122
Commercial and industrial ("C&I") loans	316,061	229,504
Other loans	1,780	1,192
Less allowance for loan losses	(21,134)	(21,782)
Total loans, net	5,510,397	5,372,036
Premises and fixed assets, net	23,069	24,713
Loans held for sale	3,814	1,097
Federal Home Loan Bank of New York ("FHLBNY") capital stock	57,051	57,551
Bank Owned Life Insurance ("BOLI")	112,828	111,427
Goodwill	55,638	55,638
Operating lease assets	40,113	—
Other assets	40,567	42,308
Total Assets	$6,498,362	$6,320,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$4,011,622	$3,961,277
Non-interest-bearing deposits	423,914	395,477
Total deposits	4,435,536	4,356,754
Escrow and other deposits	85,811	85,234
FHLBNY advances	1,115,200	1,125,350
Subordinated debt, net	113,832	113,759
Other borrowings	58,000	—
Operating lease liabilities	46,480	—
Other liabilities	34,802	37,400
Total Liabilities	5,889,661	5,718,497

Stockholders' Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at June 30, 2019 and December 31, 2018)	—	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,699,694 shares and 53,690,825 shares issued at June 30, 2019 and December 31, 2018, respectively, and 35,887,395 shares and 36,081,455 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	537	537
Additional paid-in capital	279,327	277,512
Retained earnings	580,159	565,713
Accumulated other comprehensive loss, net of deferred taxes	(6,288)	(6,500)
Unearned Restricted Stock Award common stock	(8,165)	(3,623)
Common stock held by Benefit Maintenance Plan ("BMP")	(1,509)	(1,509)
Treasury stock, at cost (17,812,299 shares and 17,609,370 shares at June 30, 2019 and December 31, 2018, respectively)	(235,360)	(230,049)
Total Stockholders' Equity	608,701	602,081
Total Liabilities and Stockholders' Equity	$6,498,362	$6,320,578

See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans secured by real estate	$50,811	$47,828	$99,988	$97,403
C&I loans	4,134	2,156	7,570	3,812
Other loans	18	18	36	37
MBS	2,961	2,406	6,158	4,663
Investment securities	570	49	990	64
Other short-term investments	1,457	1,547	2,904	3,058
Total interest income	59,951	54,004	117,646	109,037
Interest expense:
Deposits and escrow	16,271	11,988	31,288	22,739
Borrowed funds	7,176	5,882	14,530	12,149
Total interest expense	23,447	17,870	45,818	34,888
Net interest income	36,504	36,134	71,828	74,149
Provision (credit) for loan losses	(449)	1,113	(128)	1,306
Net interest income after provision for loan losses	36,953	35,021	71,956	72,843
Non-interest income:
Service charges and other fees	1,264	1,299	2,363	2,210
Net mortgage banking income	61	102	129	213
Net gain on sale of securities and other assets(1)	91	19	283	1,385
Gain on sale of loans	339	35	594	125
Income from BOLI	707	720	1,401	1,432
Loan level derivative income, net	291	—	291	—
Other	67	62	119	116
Total non-interest income	2,820	2,237	5,180	5,481
Non-interest expense:
Salaries and employee benefits	12,061	10,884	23,945	22,061
Stock benefit plan compensation expense	491	407	775	795
Occupancy and equipment	3,827	3,697	7,696	7,569
Data processing costs	1,908	1,797	3,974	3,551
Marketing	465	146	931	1,193
Federal deposit insurance premiums	586	474	1,040	1,139
Other	2,958	3,422	5,987	6,253
Total non-interest expense	22,296	20,827	44,348	42,561
Income before income taxes	17,477	16,431	32,788	35,763
Income tax expense	4,442	4,110	8,252	8,697
Net income	$13,035	$12,321	$24,536	$27,066

Earnings per Share:
Basic	$0.36	$0.33	$0.68	$0.72
Diluted	$0.36	$0.33	$0.68	$0.72

(1) Amount includes periodic valuation gains or losses on marketable equity securities.
See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$13,035	$12,321	$24,536	$27,066
Other comprehensive income (loss):
Change in unrealized holding gain (loss) on securities available-for-sale	4,261	(1,679)	8,948	(4,237)
Change in pension and other postretirement obligations	237	286	729	441
Change in unrealized gain (loss) on derivatives	(6,077)	560	(9,361)	2,576
Other comprehensive income (loss) before income taxes	(1,579)	(833)	316	(1,220)
Deferred tax expense (benefit)	(523)	(292)	104	(404)
Other comprehensive income (loss), net of tax	(1,056)	(541)	212	(816)
Total comprehensive income	$11,979	$11,780	$24,748	$26,250

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars in thousands)

	Six Month Period Ended June 30, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders' Equity
Beginning balance as of January 1, 2019	36,081,455	$537	$277,512	$565,713	$(6,500)	$(3,623)	$(1,509)	$(230,049)	$602,081
Net Income	—	—	—	11,501	—	—	—	—	11,501
Other comprehensive income, net of tax	—	—	—	—	1,268	—	—	—	1,268
Release of shares, net of forfeitures	138,329	—	846	—	—	(2,729)	—	1,883	—
Stock-based compensation	—	—	—	—	—	284	—	—	284
Payments related to tax withholding for stock-based compensation	(418)	—	—	—	—	—	—	(7)	(7)
Cash dividends declared and paid	—	—	—	(5,039)	—	—	—	—	(5,039)
Repurchase of shares of Common Stock	(199,254)	—	—	—	—	—	—	(3,814)	(3,814)
Ending balance as of March 31, 2019	36,020,112	537	278,358	572,175	(5,232)	(6,068)	(1,509)	(231,987)	606,274

Net Income	—	—	—	13,035	—	—	—	—	13,035
Other comprehensive loss, net of tax	—	—	—	—	(1,056)	—	—	—	(1,056)
Exercise of stock options	8,869	—	73	—	—	—	—	—	73
Release of shares, net of forfeitures	133,451	—	896	—	—	(2,588)	—	1,747	55
Stock-based compensation	—	—	—	—	—	491	—	—	491
Payments related to tax withholding for stock-based compensation	(4,901)	—	—	—	—	—	—	(98)	(98)
Cash dividends declared and paid	—	—	—	(5,051)	—	—	—	—	(5,051)
Repurchase of shares of Common Stock	(270,136)	—	—	—	—	—	—	(5,022)	(5,022)
Ending balance as of June 30, 2019	35,887,395	$537	$279,327	$580,159	$(6,288)	$(8,165)	$(1,509)	$(235,360)	$608,701

	Six Month Period Ended June 30, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders' Equity

Beginning balance as of January 1, 2018	37,419,070	$536	$276,730	$535,130	$(3,641)	$(2,894)	$(2,736)	$(204,558)	$598,567
Reclassification of unrealized gains and losses on marketable equity securities	—	—	—	153	(153)	—	—	—	—
Adjusted beginning balance as of January 1, 2018	37,419,070	536	276,730	535,283	(3,794)	(2,894)	(2,736)	(204,558)	598,567
Net Income	—	—	—	14,745	—	—	—	—	14,745
Other comprehensive loss, net of tax	—	—	—	—	(275)	—	—	—	(275)
Exercise of stock options, net	19,726	1	454	—	—	—	—	(165)	290
Release of shares, net of forfeitures	73,019	—	426	—	—	(1,349)	—	923	—
Stock-based compensation	—	—	—	—	—	388	—	—	388
Shares received to satisfy distribution of retirement benefits	(27,545)	—	(540)	—	—	—	540	(524)	(524)
Reclassification of tax effects on other comprehensive income (loss)	—	—	—	(32)	32	—	—	—	—
Cash dividends declared and paid	—	—	—	(5,234)	—	—	—	—	(5,234)
Ending balance as of March 31, 2018	37,484,270	537	277,070	544,762	(4,037)	(3,855)	(2,196)	(204,324)	607,957

Net Income	—	—	—	12,321	—	—	—	—	12,321
Other comprehensive loss, net of tax	—	—	—	—	(541)	—	—	—	(541)
Exercise of stock options, net	37,601	—	664	—	—	—	—	—	664
Release of shares, net of forfeitures	70,480	—	508	—	—	(1,373)	—	874	9
Stock-based compensation	—	—	—	—	—	407	—	—	407
Shares received to satisfy distribution of retirement benefits	(1,090)	—	(48)	—	—	—	48	(20)	(20)
Cash dividends declared and paid	—	—	—	(5,265)	—	—	—	—	(5,265)
Ending balance as of June 30, 2018	37,591,261	$537	$278,194	$551,818	$(4,578)	$(4,821)	$(2,148)	$(203,470)	$615,532

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,536	$27,066
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sales of securities available-for-sale	133	(1,370)
Net gain recognized on marketable equity securities	(416)	(15)
Net gain on sale of loans held for sale	(594)	(125)
Net depreciation, amortization and accretion	2,495	1,862
Stock plan compensation	775	795
Provision (credit) for loan losses	(128)	1,306
Originations of loans held for sale	(4,202)	—
Proceeds from sale of loans held for sale	7,969	765
Increase in cash surrender value of BOLI	(1,401)	(1,432)
Deferred income tax provision (credit)	1,005	(1,455)
Changes in assets and liabilities:
Decrease (Increase) in other assets	(237)	4,076
Decrease in other liabilities	(3,940)	(3,789)
Net cash provided by Operating activities	25,995	27,684
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales securities available-for-sale	104,131	158,484
Proceeds from sales of marketable equity securities	273	529
Purchases of securities available-for-sale	(117,656)	(258,707)
Acquisition of marketable equity securities	(143)	(161)
Proceeds from calls and principal repayments of securities available-for-sale	48,399	28,371
Proceeds from the sale of portfolio loans	8,282	—
Net decrease (increase) in loans	(152,459)	195,314
Purchases of fixed assets, net	(466)	(2,449)
Sale of FHLBNY capital stock, net	500	5,822
Net cash provided by (used in) Investing Activities	(109,139)	127,203
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to depositors	78,782	(44,054)
Increase in escrow and other deposits	577	7,134
Repayments of FHLBNY advances	(1,657,650)	(1,637,100)
Proceeds from FHLBNY advances	1,647,500	1,510,750
Proceeds from other borrowings, net	58,000	—
Proceeds from exercise of stock options	73	954
Release of stock for benefit plan awards	55	9
Payments related to tax withholding for stock-based compensation	(105)	—
BMP ESOP shares received to satisfy distribution of retirement benefits	—	(544)
Treasury shares repurchased	(8,836)	—
Cash dividends paid to stockholders, net	(10,090)	(10,499)
Net cash provided by (used in) financing activities	108,306	(173,350)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,162	(18,463)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,256	169,455
CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,418	$150,992
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,435	$5,928
Cash paid for interest	46,407	34,206
Loans transferred to held for sale	5,778	1,061
Operating lease assets in exchange for operating lease liabilities	49,160	—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by Dime Community Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996. On January 24, 2019, the Bank filed an application with the New York Department of Financial Services (“NYSDFS”) seeking approval to convert from a New York stock form savings bank to a New York commercial bank (the “Charter Conversion”).  Simultaneous with the Charter Conversion application to NYSDFS, the Company filed an application with the Federal Reserve Bank of Philadelphia to delist as a savings and loan holding company and elect to become a bank holding company.  Having received all applicable regulatory approvals, on April 25, 2019, the Bank completed the Charter Conversion, and began operating as a New York commercial bank. Simultaneously, the Company began operating as a bank holding company. At June 30, 2019 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $113,832 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York. As of June 30, 2019, the Bank had twenty-nine retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.

2.	SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 2019 and December 31, 2018, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2019 and 2018, and the changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2019 and 2018.  The results of operations for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2019.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

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

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update "(ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company has established a committee to oversee the adoption of ASU 2016-13 on its consolidated financial statements. The Company has engaged a third party software provider to assist with the credit loss estimate, and has recently completed the implementation of the software. The Company is working with the third party software provider to confirm segmentation of the loan portfolio, and is reviewing model assumptions. The Company expects to recognize a one-time cumulative effect change to the allowance for loan losses as of the beginning of the reporting period in which ASU 2016-13 takes effect. The Company is currently evaluating the magnitude of the impact on the consolidated financial statements, which is not expected to have a material impact.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available-for-Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2019	$(1,957)	$(6,290)	$1,747	$(6,500)
Other comprehensive income (loss) before reclassifications	5,981	250	(5,890)	341
Amounts reclassified from accumulated other comprehensive loss	89	245	(463)	(129)
Net other comprehensive income during the period	6,070	495	(6,353)	212
Balance as of June 30, 2019	$4,113	$(5,795)	$(4,606)	$(6,288)

Balance as of January 1, 2018	$285	$(6,633)	$2,707	$(3,641)
Reclassification for adoption of ASU 2016-01(1)	(153)	—	—	(153)
Adjusted balance as of January 1, 2018	132	(6,633)	2,707	(3,794)
Other comprehensive income (loss) before reclassifications	(1,931)	80	1,908	57
Amounts reclassified from accumulated other comprehensive loss	(922)	217	(168)	(873)
Net other comprehensive income during the period	(2,853)	297	1,740	(816)
Reclassification of tax effects on other comprehensive income (2)	—	32	—	32
Balance as of June 30, 2018	$(2,721)	$(6,304)	$4,447	$(4,578)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in unrealized holding gain or loss on securities available-for-sale:
Change in net unrealized gain or loss during the period	$4,204	$(1,679)	8,815	$(2,867)
Reclassification adjustment for net (gains) losses included in net gain on securities and other assets	57	—	133	(1,370)
Net change	4,261	(1,679)	8,948	(4,237)
Tax expense (benefit)	1,371	(534)	2,878	(1,384)
Net change in unrealized holding gain or loss on securities available-for-sale	2,890	(1,145)	6,070	(2,853)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	181	37	364	323
Change in the net actuarial gain or loss	56	249	365	118
Net change	237	286	729	441
Tax expense	76	93	234	144
Net change in pension and other postretirement obligations	161	193	495	297
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	(5,745)	745	(8,673)	2,826
Reclassification adjustment for expense included in interest expense	(332)	(185)	(688)	(250)
Net change	(6,077)	560	(9,361)	2,576
Tax expense (benefit)	(1,970)	149	(3,008)	836
Net change in unrealized gain or loss on derivatives	(4,107)	411	(6,353)	1,740
Other comprehensive income (loss)	$(1,056)	$(541)	$212	$(816)

5.	EARNINGS PER SHARE ("EPS")

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income per the Consolidated Statements of Income	$13,035	$12,321	$24,536	$27,066
Less: Dividends paid and earnings allocated to participating securities	(63)	(43)	(100)	(72)
Income attributable to common stock	$12,972	$12,278	$24,436	$26,994
Weighted average common shares outstanding, including participating securities	35,891,341	37,569,085	35,951,257	37,533,994
Less: weighted average participating securities	(197,249)	(164,867)	(178,538)	(156,938)
Weighted average common shares outstanding	35,694,092	37,404,218	35,772,719	37,377,056
Basic EPS	$0.36	$0.33	$0.68	$0.72
Income attributable to common stock	$12,972	$12,278	$24,436	$26,994
Weighted average common shares outstanding	35,694,092	37,404,218	35,772,719	37,377,056
Weighted average common equivalent shares outstanding	170,297	111,155	171,642	119,926
Weighted average common and equivalent shares outstanding	35,864,389	37,515,373	35,944,361	37,496,982
Diluted EPS	$0.36	$0.33	$0.68	$0.72

Common and equivalent shares resulting from the dilutive effect of "in-the-money" outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no "out-of-the-money" stock options during the three-month or six-month periods ended June 30, 2019 or 2018.

For information about the calculation of expected aggregate LTIP and SIP share payouts, see Note 14.

6.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, certain in-scope revenues are recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The Company applies the following five steps to properly recognize revenue:

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

Service Charges on Deposit Accounts. The Company earns fees from its deposits customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance. For the three-month periods ended June 30, 2019 and 2018, service charges and other fees totaled $1,054 and $1,119, respectively. For the six-month periods ended June 30, 2019 and 2018, service charges and other fees totaled $1,967 and $1,869, respectively.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provide to the cardholder. For the three-month periods ended June 30, 2019 and 2018, interchange income totaled $210 and $180, respectively. For the six-month periods ended June 30, 2019 and 2018, interchange totaled $396 and $341, respectively.

7.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$40,488	$64	$—	$40,552
Corporate Securities	26,118	345	(10)	26,453
Pass-through MBS issued by GSEs	261,836	5,431	—	267,267
Agency CMOs	142,025	590	(373)	142,242
Total securities available-for-sale	$470,467	$6,430	$(383)	$476,514

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$25,110	$45	$(10)	$25,145
Corporate Securities	11,167	—	(32)	11,135
Pass-through MBS issued by GSEs	356,039	574	(2,000)	354,613
Agency CMOs	113,470	157	(1,635)	111,992
Total securities available-for-sale	$505,786	$776	$(3,677)	$502,885

The carrying amount of securities pledged as collateral for the Bank's first loss guarantee was $27,634 and $27,248 at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, the available-for-sale agency notes possessed a weighted average contractual maturity of 6.0 years.  At June 30, 2019, available-for-sale agency CMO and MBS securities possessed a weighted average contractual maturity of 15.4 years.  At June 30, 2019, the corporate securities possessed a weighted average contractual maturity of 6.0 years.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Agency Notes:
Proceeds	$3,038	$—	$3,038	$—
Gross gains	39	—	39	—
Tax expense on gain	12	—	12	—
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—
Pass through MBS issued by GSEs:
Proceeds	85,594	—	91,711	—
Gross gains	248	—	248	—
Tax expense on gain	79	—	79	—
Gross losses	344	—	518	—
Tax benefit on loss	(110)	—	(166)	—
Agency CMOs:
Proceeds	—	—	9,382	158,484
Gross gains	—	—	98	1,370
Tax expense on gain	—	—	31	440
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds:
Marketable equity securities	$136	$136	$273	$529

The remaining gain or loss on securities shown in the unaudited condensed consolidated statements of income was due to market valuation changes. Net gains of $148 and $19 were recognized on marketable equity securities for the three-month period ended June 30, 2019 and 2018, respectively. Net gains of $416 and $15 were recognized on marketable equity securities for the six-month period ended June 30, 2019 and 2018, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	June 30, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Corporate Securities	$5,138	$10	$—	$—	$5,138	$10
Agency CMOs	60,412	185	39,052	188	99,464	373

	December 31, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Agency Notes	$5,100	$10	$—	$—	$5,100	$10
Corporate Securities	11,135	32	—	—	11,135	32
Pass through MBS issued by GSEs	216,451	1,049	45,489	951	261,940	2,000
Agency CMOs	52,605	439	39,833	1,196	92,438	1,635

The issuers of securities available-for-sale are U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at June 30, 2019.

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

All real estate and C&I loans not classified as Special Mention or Substandard were deemed pass loans at both June 30, 2019 and December 31, 2018.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$119,351	$—	$1,172	$—	$120,523
Multifamily residential and residential mixed-use	3,690,388	17,441	28,671	—	3,736,500
Commercial real estate and commercial mixed-use	1,270,638	—	8,550	—	1,279,188
ADC	77,479	—	—	—	77,479
Total real estate	5,157,856	17,441	38,393	—	5,213,690
C&I	315,912	—	149	—	316,061
Total Real Estate and C&I	$5,473,768	$17,441	$38,542	$—	$5,529,751

	Balance at December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$95,782	$—	$1,065	$—	$96,847
Multifamily residential and residential mixed-use	3,829,643	32,682	4,463	—	3,866,788
Commercial real estate and commercial mixed-use	1,162,429	1,209	6,447	—	1,170,085
ADC	29,402	—	—	—	29,402
Total real estate	5,117,256	33,891	11,975	—	5,163,122
C&I	228,924	—	580	—	229,504
Total Real Estate and C&I	$5,346,180	$33,891	$12,555	$—	$5,392,626

The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

	Balance at
Grade	June 30, 2019	December 31, 2018
Performing	$1,776	$1,189
Non-accrual	4	3
Total	$1,780	$1,192

The following tables summarize the past due status of the Company's investment in loans (excluding deferred costs and accrued interest) as of the dates indicated:

	At June 30, 2019
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$51	$—	$521	$832	$1,404	$119,119	$120,523
Multifamily residential and residential mixed-use	—	—	377	847	1,224	3,735,276	3,736,500
Commercial real estate and commercial mixed-use	—	—	484	855	1,339	1,277,849	1,279,188
ADC	—	—	—	—	—	77,479	77,479
Total real estate	$51	$—	$1,382	$2,534	$3,967	$5,209,723	$5,213,690
C&I	$—	$47	$149	$—	$196	$315,865	$316,061
Consumer	$4	$3	$—	$4	$11	$1,769	$1,780

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2019.

	At December 31, 2018
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$312	$—	$—	$712	$1,024	$95,823	$96,847
Multifamily residential and residential mixed-use	—	—	100	280	380	3,866,408	3,866,788
Commercial real estate and commercial mixed-use	—	—	—	1,041	1,041	1,169,044	1,170,085
ADC	—	—	—	—	—	29,402	29,402
Total real estate	$312	$—	$100	$2,033	$2,445	$5,160,677	$5,163,122
C&I	$50	$49	$—	$309	$408	$229,096	$229,504
Consumer	$12	$1	$—	$3	$16	$1,176	$1,192

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2018.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on six loans with an aggregate outstanding balance of $1,531 at June 30, 2019, and one real estate loan with an aggregate outstanding balance of $100 at December 31, 2018, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and therefore remained on accrual status and were deemed performing assets at the dates indicated above.

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

	As of June 30, 2019		As of December 31, 2018
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	1	$11	1	$14
Multifamily residential and residential mixed-use	2	252	2	271
Commercial real estate and commercial mixed-use	1	4,037	1	4,084
Total real estate	4	$4,300	4	$4,369

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank's policies for determining accrual or non-accrual status. At the time an agreement is entered into between the Bank and the borrower that results in the Bank's determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank's policy and agency regulations. There were no TDRs on non-accrual status at June 30, 2019 or at December 31, 2018.

The Company has not restructured any C&I or consumer loans, as these loan portfolios have not experienced any problem issues warranting restructuring. Therefore, all TDRs were collateralized by real estate at both June 30, 2019 and December 31, 2018.

There were no loans modified in a manner that met the criteria of a TDR during the three-month or six-month periods ended June 30, 2019 or 2018.

As of June 30, 2019 and December 31, 2018, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month or six-month periods ended June 30, 2019 or 2018 (thus no impact to the allowance for loan losses during those periods).

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

Impairment is typically measured using the difference between the outstanding loan principal balance and either: 1) the likely realizable value of a note sale; 2) the fair value of the underlying collateral, net of likely disposal costs, if repayment is expected to come from liquidation of the collateral; or 3) the present value of estimated future cash flows (using the loan's pre-modification rate for some of the performing TDRs).  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the potential net liquidation proceeds of the underlying collateral or the present value of the expected cash flows from the debt service in measuring impairment (whichever is deemed most appropriate under the circumstances).  If a TDR has defaulted, generally the likely realizable net proceeds from either a note sale or the liquidation of the collateral is considered when measuring impairment. Measured impairment is either charged off immediately or, in limited instances, recognized as an allocated reserve within the allowance for loan losses.

Please refer to Note 9 for tabular information related to impaired loans.

9.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses consists of specific and general components. At June 30, 2019, the Bank's periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) impaired loans and (2) pass graded loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the FNMA Limits, and consumer loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At June 30, 2019 and December 31, 2018, there were no allocated reserves related to TDRs within the allowance for loan losses.

Non-Impaired Loan Component

The Bank initially looks to the underlying collateral type when determining the allowance for loan losses associated with non-impaired real estate loans.  The following underlying collateral types are analyzed separately: 1) one-to-four family residential and condominium or cooperative apartment; 2) multifamily residential and residential mixed-use; 3) commercial mixed-use real estate; 4) commercial real estate; 5) ADC; and 6) C&I.  Within the analysis of each underlying collateral type, the following elements are additionally considered and provided weighting in determining the allowance for loan losses for non-impaired real estate loans:

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

Reserve for Loan Commitments

At both June 30, 2019 and December 31, 2018, respectively, the Bank maintained a reserve of $25 associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended June 30, 2019
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$201	$12,988	$4,022	$643	$17,854	$4,069	$18
Provision (credit) for loan losses	8	(1,136)	(36)	337	(827)	379	(1)
Charge-offs	(5)	(35)	(140)	—	(180)	(182)	—
Recoveries	3	—	—	—	3	1	—
Ending balance	$207	$11,817	$3,846	$980	$16,850	$4,267	$17

	At or for the Three Months Ended June 30, 2018
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$102	$14,996	$3,518	$126	$18,742	$2,445	$17
Provision (credit) for loan losses	173	(697)	151	15	(358)	1,471	—
Charge-offs	(153)	—	(2)	—	(155)	(1,179)	—
Recoveries	1	—	—	—	1	—	—
Ending balance	$123	$14,299	$3,667	$141	$18,230	$2,737	$17

	At or for the Six Months Ended June 30, 2019
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18
Provision (credit) for loan losses	12	(1,589)	214	583	(780)	652	—
Charge-offs	(6)	(40)	(145)	—	(191)	(332)	(1)
Recoveries	3	—	—	—	3	1	—
Ending balance	$207	$11,817	$3,846	$980	$16,850	$4,267	$17

	At or for the Six Months Ended June 30, 2018
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$116	$15,219	$3,535	$123	$18,993	$2,021	$19
Provision (credit) for loan losses	173	(920)	138	18	(591)	1,895	2
Charge-offs	(168)	—	(6)	—	(174)	(1,179)	(4)
Recoveries	2	—	—	—	2	0	0
Ending balance	$123	$14,299	$3,667	$141	$18,230	$2,737	$17

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At June 30, 2019
	Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	207	11,817	3,846	980	16,850	4,267	17
Total ending allowance balance	$207	$11,817	$3,846	$980	$16,850	$4,267	$17

Loans:
Individually evaluated for impairment	$11	$1,099	$4,892	$—	$6,002	$—	$—
Collectively evaluated for impairment	120,512	3,735,401	1,274,296	77,479	5,207,688	316,061	1,780
Total ending loans balance	$120,523	$3,736,500	$1,279,188	$77,479	$5,213,690	$316,061	$1,780

	At December 31, 2018
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$230	$—
Collectively evaluated for impairment	198	13,446	3,777	397	17,818	3,716	18
Total ending allowance balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18

Loans:
Individually evaluated for impairment	$14	$551	$5,125	$—	$5,690	$309	$—
Collectively evaluated for impairment	96,833	3,866,237	1,164,960	29,402	5,157,432	229,195	1,192
Total ending loans balance	$96,847	$3,866,788	$1,170,085	$29,402	$5,163,122	$229,504	$1,192

The following table summarizes impaired loans recorded as of the dates indicated:

	At June 30, 2019			At December 31, 2018
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$11	$11	$—	$14	$14	$—
Multifamily residential and residential mixed-use	1,099	1,099	—	551	551	—
Commercial real estate and commercial mixed-use	4,892	4,892	—	5,125	5,125	—
Total with no related allowance recorded	6,002	6,002	—	5,690	5,690	—

With an allowance recorded:
C&I	—	—	—	309	309	230
Total with an allowance recorded	—	—	—	309	309	230
Total	$6,002	$6,002	$—	$5,999	$5,999	$230

(1) The recorded investment excludes accrued interest receivable and deferred costs due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$11	$—	$19	$—
Multifamily residential and residential mixed-use	608	9	601	8
Commercial real estate and commercial mixed-use	6,789	91	6,450	93
Total with no related allowance recorded	7,408	100	7,070	101

With an allowance recorded:
C&I	116	—	589	—
Total	$7,524	$100	$7,659	$101

(1) The recorded investment excludes accrued interest receivable and deferred costs due to immateriality.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$12	$—	$20	$—
Multifamily residential and residential mixed-use	589	22	607	20
Commercial real estate and commercial mixed-use	6,234	189	6,821	169
Total with no related allowance recorded	6,835	211	7,448	189

With an allowance recorded:
C&I	181	6	393	—
Total	$7,016	$217	$7,841	$189

(1) The recorded investment excludes accrued interest receivable and deferred costs due to immateriality.

10.	LEASES

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

Maturities of the Company's operating lease liabilities at June 30, 2019 are as follows:

Rent to be Capitalized
2019	$3,464
2020	6,807
2021	6,728
2022	6,471
2023	5,504
Thereafter	24,437
Total undiscounted lease payments	53,411
Less amounts representing interest	6,931
Lease liability	$46,480

Other information related to our operating leases was as follows:

At June 30, 2019
Operating lease cost	$3,241
Cash paid for amounts included in the measurement of operating lease liabilities	3,433
Weighted average remaining lease term	8.47 years
Weighted average discount rate	3.25%

11.	DERIVATIVES AND HEDGING ACTIVITIES

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

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  The Company engages in both cash flow hedges and freestanding derivatives.

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.   The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short term borrowings debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's debt.  During the next twelve months, the Company estimates that an additional $502 will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	At June 30, 2019				At December 31, 2018
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	22	$390,000	$1,258	$(8,047)	14	$245,000	$4,669	$(2,097)

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Amount of gain (loss) recognized in other comprehensive income	$(5,745)	$745	$(8,673)	$2,826
Amount of gain reclassified from other comprehensive income into interest expense	332	185	688	250

All cash flow hedges are recorded gross on the balance sheet.

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

As of June 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,701. If the Company had breached any of the above provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the period ended June 30, 2019.

Freestanding Derivatives

During the three month period ended June 30, 2019, the Company began to offer loan level derivatives with certain borrowers as part of the Company's interest-rate risk management strategy for its loan portfolio and to generate customer-related fee income.  In general, this interest rate swap product is designed such that the borrower synthetically attains a fixed-rate, by entering into an interest rate swap contract with the Company, while the Company receives floating rate loan payments. The Company offsets the customer-level interest rate swap exposure by entering into an offsetting interest rate swap with an unaffiliated counterparty institution. These interest rate swaps do not qualify as designated hedges, under ASU 815; therefore, each interest rate swap is accounted for as a freestanding derivative. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The following table reflects freestanding derivatives included in the Consolidated Statements of Financial Condition as of the period indicated:

	At June 30, 2019
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Loan level interest rate swaps with borrower	2	$25,500	$440	$—
Loan level interest rate swaps with third-party counterparties	2	25,500	—	440

These freestanding derivatives did not have a material impact on the Company's results of operation or financial condition.

Loan swap fees are recognized on the mark-to-market of the interest rate swap as a fair value adjustment. Total loan swap fee income for the three and six month periods ended June 30, 2019 was $291.

The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of June 30, 2019, no collateral was posted.

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

All securities available-for-sale are guaranteed either implicitly or explicitly by GSEs as of June 30, 2019 and December 31, 2018. Obtaining market values as of June 30, 2019 and December 31, 2018 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

Loans Held for Sale

The fair value of loans held for sale is determined using quoted prices, adjusted for specific attributes of a loan classified as held for sale, which approximates carrying value.

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

		Fair Value Measurements at June 30, 2019 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,624	$1,624	$—	$—
International Equity Mutual Funds	419	419	—	—
Fixed Income Mutual Funds	3,910	3,910	—	—
Securities available-for-sale:
Agency Notes	40,552	—	40,552	—
Corporate Securities	26,453	—	26,453	—
Pass-through MBS issued by GSEs	267,267	—	267,267	—
Agency CMOs	142,242	—	142,242	—
Loans Held for Sale	3,814	—	3,814	—
Derivative – cash flow hedges	1,258	—	1,258	—
Derivative – freestanding derivatives	440	—	440	—

Financial Liabilities
Derivative – cash flow hedges	8,047	—	8,047	—
Derivative – freestanding derivatives	440	—	440	—

		Fair Value Measurements at December 31, 2018 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable Equity Securities (Registered Mutual Funds)
Domestic Equity Mutual Funds	$1,420	$1,420	$—	$—
International Equity Mutual Funds	377	377	—	—
Fixed Income Mutual Funds	3,870	3,870	—	—
Securities available-for-sale:
Agency Notes	25,145	—	25,145	—
Corporate Securities	11,135	—	11,135	—
Pass-through MBS issued by GSEs	354,613	—	354,613	—
Agency CMOs	111,992	—	111,992	—
Loans Held for Sale	1,097	—	1,097	—
Derivative – cash flow hedges	4,669	—	4,669	—

Financial Liabilities
Derivative – cash flow hedges	2,097	—	2,097	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment), and are subject to fair value adjustments. Financial assets measured at fair value on a non-recurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. There were no impaired loans carried at fair value at June 30, 2019 or December 31, 2018.

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

		Fair Value Measurements at June 30, 2019 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Financial Assets
Cash and due from banks	$172,418	$172,418	$—	$—	$172,418
Loans, net	5,510,397	—	—	5,483,046	5,483,046
Accrued interest receivable	19,273	104	1,366	17,803	19,273
Financial Liabilities
Savings, money market and checking accounts	2,781,367	2,781,367	—	—	2,781,367
Certificates of Deposits ("CDs")	1,654,169	—	1,651,148	—	1,651,148
Escrow and other deposits	85,811	85,811	—	—	85,811
FHLBNY Advances	1,115,200	—	1,121,855	—	1,121,855
Subordinated debt, net	113,832	—	114,117	—	114,117
Other borrowings	58,000	58,000	—	—	58,000
Accrued interest payable	3,299	12	3,287	—	3,299

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$147,256	$147,256	$—	$—	$147,256
Loans, net	5,372,036	—	—	5,301,281	5,301,281
Accrued interest receivable	17,875	—	1,296	16,579	17,875
Financial Liabilities
Savings, money market and checking accounts	2,946,717	2,946,717	—	—	2,946,717
CDs	1,410,037	—	1,407,747	—	1,407,747
Escrow and other deposits	85,234	85,234	—	—	85,234
FHLBNY Advances	1,125,350	—	1,119,548	—	1,119,548
Subordinated debt, net	113,759	—	110,346	—	110,346
Accrued interest payable	2,710	—	2,710	—	2,710

13.	RETIREMENT AND POSTRETIREMENT PLANS

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

The components of net periodic costs are included in other non-interest expense in the Consolidated Statements of Operations.  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended June 30,
	2019		2018
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	312	13	291	13
Expected return on assets	(382)	—	(430)	—
Unrecognized past service liability	—	(2)	—	(2)
Amortization of unrealized loss (gain)	243	(3)	289	—
Net periodic cost	$173	$8	$150	$11

	Six Months Ended June 30,
	2019		2018
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	625	27	583	27
Expected return on assets	(764)	—	(860)	—
Unrecognized past service liability	—	(4)	—	(4)
Amortization of unrealized loss (gain)	486	(6)	578	—
Net periodic cost	$347	$17	$301	$23

The following table presents the Company's planned contributions to, or benefit payments on behalf of each benefit plan as disclosed in its consolidated financial statements for the year ended December 31, 2018, as well as the actual contributions to, or benefit payments on behalf of each benefit plan during the period indicated:

	Planned Contributions/Benefit	Actual Contributions/Benefit Payments for the
	Payments for the Year Ended December 31, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Employee Retirement Plans	$32	$16	$16
Outside Director Retirement Plans	225	56	112
Post Retirement Plan	109	35	79
BMP	564	137	274

The Company expects to make the remainder of the contributions to, or benefit payments on behalf of, each benefit plan during the year ended December 31, 2019.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans. In addition to benefit payments from the defined benefit component of the BMP discussed above, the following distributions were made to retired participants:

	For the Three Months Ended June 30,
	2019	2018

Cash	$—	$—
Market value of Common Stock from Employee Stock Ownership Plan of BMP (3,038 shares for June 30, 2018)	—	56
Gross lump-sum distribution	$—	$56
Non-cash tax benefit	$—	$8

	For the Six Months Ended June 30,
	2019	2018

Cash	$—	$257
Market value of Common Stock from Employee Stock Ownership Plan of BMP (52,634 shares for June 30, 2018)	—	998
Gross lump-sum distribution	$—	$1,255
Non-cash tax benefit	$—	$293

14.	ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Dime Community Bancshares, Inc., the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan ("2013 Equity Plan") (collectively, the "Stock Plans"), which are discussed more fully in Note 21 to the Company's Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	72,395	$13.58
Options granted	—	—
Options expired	—	—
Options exercised	(8,869)	8.34
Options outstanding at June 30, 2019	63,526	$14.31	1.7	$298
Options vested and exercisable at June 30, 2019	63,526	$14.31	1.7	$298

Information related to stock options during each period is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Cash received for option exercise cost	$73	$664	$73	$954
Income tax benefit recognized on stock option exercises	18	20	18	24
Intrinsic value of options exercised	103	70	103	167

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2019	148,235	$19.48
Shares granted	101,063	19.82
Shares vested	(51,029)	19.28
Shares forfeited	(5,194)	19.45
Unvested allocated shares at June 30, 2019	193,075	$19.71

Information related to restricted stock awards during each period is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Compensation expense recognized	$354	$320	$643	$624
Income tax benefit (expense) recognized on vesting of RSA	7	(20)	10	(22)
Weighted average remaining years for which compensation is to be recognized	2.6	2.6	2.6	2.6

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2019	120,880	$18.90
Shares granted	138,562	19.18
Shares vested	(2,276)	17.35
Shares forfeited	(2,574)	17.35
Maximum aggregate share payout at June 30, 2019	254,592	$19.08
Minimum aggregate share payout	—	—
Expected aggregate share payout	112,388	$19.28

Compensation expense recorded for performance based equity awards was $155 and $64 for the three-month periods ended June 30, 2019 and 2018, respectively.  Compensation expense recorded for performance based equity awards was $81 and $148 for the six-month periods ended June 30, 2019 and 2018, respectively.

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2019	8,151	$18.40
Shares granted	42,445	19.14
Shares vested	(732)	18.40
Shares forfeited	(5,500)	18.40
Maximum aggregate share payout at June 30, 2019	44,364	$19.11
Minimum aggregate share payout	—	—
Expected aggregate share payout	26,407	$19.09

Compensation expense recorded for sales incentive based equity awards was ($19) for the three-month period ended June 30, 2019 and $23 for the three-month period ended June 30, 2018.  Compensation expense recorded for sales incentive based equity awards was $51 for the six-month period ended June 30, 2019 and $23 for the six-month period ended June 30, 2018.

15.	OTHER BORROWINGS

Other borrowings consists of unsecured, overnight or short-term borrowings with member commercial banks within a network of financial institutions. The availability of funds changes daily. As of June 30, 2019, the Bank had $58,000 of such borrowings outstanding. Interest expense for the three-month and six-month periods ended June 30, 2019 was $90 and $156, respectively.  There were no such borrowings during 2018.

16.	INCOME TAXES

During the three months ended June 30, 2019 and 2018, the Company's consolidated effective tax rates were 25.4% and 25.0%, respectively. During the six months ended June 30, 2019 and 2018, the Company's consolidated effective tax rates were 25.2% and 24.3%, respectively. There were no significant unusual income tax items during the three-month or six-month periods ended either June 30, 2019 or 2018.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by Dime Community Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996. On January 24, 2019, the Bank filed an application with the New York Department of Financial Services (“NYSDFS”) seeking approval to convert from a New York stock form savings bank to a New York commercial bank (the “Charter Conversion”).  Simultaneous with the Charter Conversion application to NYSDFS, the Company filed an application with the Federal Reserve Bank of Philadelphia to delist as a savings and loan holding company and elect to become a bank holding company.  Having received all applicable regulatory approvals, on April 25, 2019, the Bank completed the Charter Conversion, and began operating as a New York commercial bank. Simultaneously, the Company began operating as a bank holding company. At June 30, 2019 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $113.8 million subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of seven corporations, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company's indirect subsidiaries, other than the Bank, as of June 30, 2019:

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

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its real estate and C&I loans, as well as personal deposit accounts from its borrowers.  Historically, the Bank’s primary lending strategy included the origination of, and investment in, real estate loans secured by multifamily and mixed-use properties, and, to a lesser extent, real estate loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of the development of the Bank's Business Banking division, which began in 2017, the Bank has been focused on products and services to serve both the credit and business banking needs in its footprint.

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

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2019	2018	2019	2018
Per Share Data:
EPS (Diluted)	$0.36	$0.33	$0.68	$0.72
Cash dividends paid per share	0.14	0.14	0.28	0.28
Book value per share	16.96	16.37	16.96	16.37
Dividend Payout Ratio	38.89%	42.42%	41.18%	38.89%
Performance and Other Selected Ratios:
Return on average assets	0.82%	0.79%	0.77%	0.86%
Return on average common equity	8.59	8.06	8.10	8.91%
Net interest spread	2.08	2.17	2.05	2.23%
Net interest margin	2.38	2.39	2.35	2.43%
Average interest-earning assets to average interest-bearing liabilities	119.47	117.93	118.80	116.87%
Non-interest expense to average assets	1.40	1.33	1.39	1.35%
Efficiency Ratio	57.33	54.35	58.25	54.48%
Loan-to-Deposit ratio at end of period	124.71	123.97	124.71	123.97%
Effective tax rate	25.42	25.01	25.17	24.32%
Asset Quality Summary:
Non-performing loans (1)	$2,538	$1,554	$2,538	$1,554
Non-performing assets	2,538	1,554	2,538	1,554
Net charge-offs	358	1,333	520	1,355
Non-performing loans/Total loans	0.05%	0.03%	0.05%	0.03%
Non-performing assets/Total assets	0.04	0.02	0.04	0.02
Allowance for loan loss/Total loans	0.38	0.39	0.38	0.39
Allowance for loan loss/Non-performing loans	832.70	1,350.32	832.70	1,350.32

(1)	Non-performing loans are defined as all loans on non-accrual status.

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

In December 2018, the Bank became a member of the American Financial Exchange ("AFX"), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions.  The availability of funds changes daily.  As of June 30, 2019, the Bank had $58.0 million of borrowings through AFX.

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

Total deposits increased $78.8 million during the six months ended June 30, 2019, compared to an increase of $44.1 million for the six months ended June 30, 2018. Within deposits, core deposits (i.e., non-CDs) decreased $165.4 million during the six months ended June 30, 2019 and decreased $203.2 million during the six months ended June 30, 2018. CDs increased $244.1 million during the six months ended June 30, 2019 compared to an increase of $174.9 million during the six months ended June 30, 2018. The increase in deposits during the current period was primarily due to successful gathering efforts tied to CD products and an increase of $150.0 million of brokered CDs, offset by declines in money market deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY. At June 30, 2019, the Bank had an additional potential borrowing capacity of $866.8 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank reduced its outstanding FHLBNY advances by $10.2 million during the six months ended June 30, 2019, compared to a $126.4 million reduction during the six months ended June 30, 2018, reflecting deposit inflows and use of AFX borrowings.

During the six months ended June 30, 2019, principal repayments on real estate loans (including refinanced loans) totaled $418.6 million compared to $436.3 million during the six months ended June 30, 2018. The decrease resulted primarily from lower prepayment activity. During the six months ended June 30, 2019 and 2018, real estate loan originations totaled $483.5 million and $197.9 million, respectively.

During the six months ended June 30, 2019, principal repayments on C&I loans (including refinanced loans) totaled $52.4 million compared to $51.4 million during the six months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, C&I loan originations totaled $142.5 million and $93.6 million, respectively.

Sales of available-for-sale securities totaled $104.1 million and $158.5 million during the six-month periods ended June 30, 2019 and 2018, respectively. Purchases of available-for-sale securities totaled $117.7 million and $258.7 million during the six-month periods ended June 30, 2019 and 2018 respectively. Proceeds from pay downs and calls of available-for-sale securities were $48.4 million and $28.4 million for the six-month periods ended June 30, 2019 and 2018, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At June 30, 2019, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well-capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of June 30, 2019:

	Actual Ratios at June 30, 2019		Basel III
	Bank	Consolidated Company	Minimum Requirement	Minimum Requirement Plus 2.5% Buffer(1)	Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(2)
Tier 1 common equity ratio	12.14%	10.94%	4.5%	7.0%	6.5%
Tier 1 risk-based based capital ratio	12.14	10.94	6.0	8.5	8.0
Total risk-based based capital ratio	12.56	13.58	8.0	10.5	10.0
Tier 1 leverage ratio	9.77	8.83	4.0	n/a	5.0

(1)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(2)	Only the Bank is subject to these requirements.

Implementation of the Basel III Capital Rules on January 1, 2019 did not have a material impact upon the operations of the Bank or Holding Company.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition. The agencies have issued a proposed rule that, if finalized, would set the minimum Community Bank Leverage Ratio at 9%.

The Holding Company repurchased 270,136 shares of its common stock during the six months ended June 30, 2019 at an average share price of $18.59.  No shares were repurchased during the six months ended June 30, 2018. As of June 30, 2019, up to 997,750 shares remained available for purchase under authorized share purchase programs.  See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $10.1 million and $10.5 million in cash dividends on common stock during the six months ended June 30, 2019 and 2018, respectively.

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

The following table presents off-balance sheet arrangements as of June 30, 2019:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$191,390	$—	$—	$—	$191,390
Other loan commitments	45,683	—	—	—	45,683
Stand-by letters of credit	4,601	—	—	—	4,601
Total Off-Balance Sheet Arrangements	$241,674	$—	$—	$—	$241,674

Asset Quality

General

The Bank does not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 7 to the Company’s Consolidated Financial Statements for a discussion of evaluation for impaired investment securities and MBS.

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

Non-accrual Loans

Within the Bank's held-for-investment loan portfolio (excluding consumer loans), fourteen non-accrual loans totaled $2.5 million at June 30, 2019, and sixteen non-accrual loans totaled $2.3 million at December 31, 2018.  During the six months ended June 30, 2019, eight loans totaling $4.1 million were placed on non-accrual status, four loans totaling $1.0 million were returned to accrual status, one loan totaling $2.5 million (including partial charge-off of $0.1 million) was paid off, five loans totaling $0.3 million were fully charged off, and principal amortization of $0.08 million was recognized on seven non-accrual loans. There were no changes on the remaining three non-accrual loans during the six-month period ended June 30, 2019.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) totaled $6.0 million, consisting of ten loans, at June 30, 2019, compared to $6.0 million, consisting of thirteen loans, at December 31, 2018.  During the six months ended June 30, 2019, seven loans totaling $3.9 million were added to impaired status, four loans totaling $1.0 million were removed from impaired status, one loan totaling $2.5 million (including partial charge-off of $0.1 million) was paid off, five loans totaling $0.3 million were fully charged off, and principal amortization totaling $0.1 million was recognized on seven impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
	(Dollars in Thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$832	$712	$306
Multifamily residential and residential mixed-use real estate	428	280	—
Commercial real estate and commercial mixed-use	1,274	1,041	1,247
C&I	—	309	—
Consumer	4	3	1
Total non-accrual loans	2,538	2,345	1,554
Non-accrual one-to-four family residential and consumer loans deemed homogeneous loans	(836)	(715)	(307)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	11	14	18
Multifamily residential and residential mixed-use real estate	252	271	597
Commercial real estate and commercial mixed-use	4,037	4,084	4,130
Total TDRs	4,300	4,369	4,745
Impaired loans	$6,002	$5,999	$5,992
Ratios:
Total non-accrual loans to total loans	0.05%	0.04%	0.03%
Total non-performing assets to total assets(2)	0.04	0.04	0.02

(1)	There were no non-accruing TDRs for the periods indicated.
(2)	Non-performing assets includes non-accrual loans.

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the six months ended June 30, 2019 or 2018.

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

At June 30, 2019 and December 31, 2018, all TDRs but one were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

The Bank had no OREO properties at June 30, 2019 or December 31, 2018. The Bank did not recognize any provisions for losses on OREO properties during the six months ended June 30, 2019 or 2018.

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had loans totaling $0.1 million and totaling $0.3 million that were delinquent between 30 and 89 days at June 30, 2019 and at December 31, 2018, respectively. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.03 million at both June 30, 2019 and December 31, 2018. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company's allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods ended June 30, 2019 and December 31, 2018.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	June 30, 2019	December 31, 2018	June 30, 2018
	(Dollars in Thousands)
Impaired loans	$—	$230	$—
Non-impaired loans:
Real estate loans	16,850	17,818	18,230
C&I loans	4,267	3,716	2,737
Consumer loans	17	18	17
Total	$21,134	$21,782	$20,984

A credit of $0.4 million and provisions of $1.1 million were recorded during the three month periods ended June 30, 2019 and 2018, respectively.  A credit of $0.1 million and provisions of $1.3 million were recorded during the six month periods ended June 30, 2019 and 2018, respectively.  During the three and six month periods ended June 30, 2019, the loan loss credit was driven mainly by an improvement in credit of the loan portfolio, offset by charge-offs during the periods.

For a further discussion of the allowance for loan losses and related activity during the three-month and six-month periods ended June 30, 2019 and 2018, and as of December 31, 2018, please see Note 9 to the condensed consolidated financial statements.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Assets.  Assets totaled $6.50 billion at June 30, 2019, $177.8 million above their level at December 31, 2018, primarily due to an increase in the loan portfolio and the initial recognition of the operating lease asset as a result of the adoption of ASU 2016-02.

Total loans increased $138.4 million during the six months ended June 30, 2019. During the period, the Bank had originations of $627.2 million which exceeded $471.7 million of aggregate amortization on loans (also including refinancing of existing loans).

The Company adopted ASU 2016-02 on January 1, 2019 which resulted in $41.6 million of operating lease assets.

Liabilities.  Total liabilities increased $171.2 million during the six months ended June 30, 2019, primarily due to an increase of $78.8 million in deposits, $48.2 million for the initial recognition of the operating lease liabilities as a result of the adoption of ASU 2016-02 and $58.0 million in other borrowings.

Stockholders' Equity.  Stockholders' equity increased $6.6 million during the six months ended June 30, 2019, due primarily to net income of $24.5 million, partially offset by $10.1 million in cash dividends paid during the period, issuance of $5.6 million of equity awards, and the repurchase of 270,136 shares into treasury at a cost of $8.8 million.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General.  Net income was $13.0 million during the three months ended June 30, 2019, an increase of $0.7 million from net income of $12.3 million during the three months ended June 30, 2018.  During the three months ended June 30, 2019, net interest income increased by $0.4 million, non-interest income increased by $0.6 million, non-interest expense increased by $1.5 million and the provision for loan losses decreased by $1.6 million, offset in part by an increase in income tax expense of $0.3 million due to higher pre-tax income.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2019 and 2018 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,201,395	$50,811	3.91%	$5,307,712	$47,828	3.60%
C&I loans	289,843	4,134	5.71	142,224	2,156	6.06
Other loans	1,217	18	5.92	1,037	18	6.94
MBS and CMO securities	423,387	2,961	2.80	389,373	2,406	2.47
Investment securities	64,488	570	3.54	10,243	49	1.91
Other	154,180	1,457	3.78	197,011	1,547	3.14
Total interest-earning assets	6,134,510	59,951	3.91%	6,047,600	54,004	3.57%
Non-interest earning assets	256,966			217,528
Total assets	$6,391,476			$6,265,128

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$125,041	$91	0.29%	$126,507	$57	0.18%
Money Market accounts	1,908,737	7,397	1.55	2,351,935	6,893	1.18
Savings accounts	327,312	46	0.06	354,441	55	0.06
CDs	1,595,849	8,737	2.20	1,226,812	4,983	1.63
Borrowed funds	1,177,940	7,176	2.44	1,068,583	5,882	2.21
Total interest-bearing liabilities	5,134,879	23,447	1.83%	5,128,278	17,870	1.40%
Non-interest-bearing checking accounts	422,060			335,894
Other non-interest-bearing liabilities	227,385			189,479
Total liabilities	5,784,324			5,653,651
Stockholders' equity	607,152			611,477
Total liabilities and stockholders' equity	$6,391,476			$6,265,128
Net interest income		$36,504			$36,134
Net interest spread			2.08%			2.17%
Net interest-earning assets	$999,631			$919,322
Net interest margin			2.38%			2.39%
Ratio of interest-earning assets to interest-bearing liabilities			119.47%			117.93%

Deposits	$4,378,999	$16,271	1.49%	$4,395,589	$11,988	1.09%

Rate/Volume Analysis

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(1,044)	$4,027	$2,983
C&I loans	2,170	(192)	1,978
Other loans	3	(3)	—
MBS and CMO securities	222	333	555
Investment securities	369	152	521
Other	(371)	281	(90)
Total	$1,349	$4,598	$5,947

Interest-bearing liabilities:
Interest-bearing checking accounts	$(1)	$35	$34
Money market accounts	(1,482)	1,986	504
Savings accounts	(7)	(2)	(9)
CDs	1,755	1,999	3,754
Borrowed funds	642	652	1,294
Total	$907	$4,670	$5,577
Net change in net interest income	$442	$(72)	$370

Net interest income was $36.5 million during the three months ended June 30, 2019, an increase of $0.4 million from the three months ended June 30, 2018.  Average interest-earning assets were $6.13 billion for the three months ended June 30, 2019, an increase of $86.9 million from $6.05 billion for the three months ended June 30, 2018. Net interest margin (“NIM”) was 2.38% during the three months ended June 30, 2019, down from 2.39% during the three months ended June 30, 2018.

Interest Income.  Interest income was $60.0 million during the three months ended June 30, 2019, an increase of $5.9 million from the three months ended June 30, 2018, primarily reflecting increases of interest income of $3.0 million on real estate loans, $2.0 million on C&I loans, $0.6 million on mortgage-backed securities, and $0.5 million in investment securities. The increased interest income on real estate loans was related to increased loan rates offset by a reduction of $106.3 million in the average balance of such loans in the period. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $147.6 million in the average balance of such loans during the period. The increased interest income from mortgage-backed securities and investment securities was due to the increased average balance of $34.0 million and $54.2 million, respectively.

Interest Expense.  Interest expense increased $5.6 million, to $23.4 million, during the three months ended June 30, 2019, from $17.9 million during the three months ended June 30, 2018. The increased interest expense was mainly attributable to both growth in certificates of deposits average balances of $369.0 million and increased offering rates on such products, and growth in borrowings average balances of $109.4 million and higher rates as a result of the increase in interest rate environment.

Provision for Loan Losses. The Company recognized a credit for loan losses of $0.4 million during the three months ended June 30, 2019, compared to a provision of $1.1 million for the three months ended June 30, 2018.

Non-Interest Income.  Non-interest income was $2.8 million during the three months ended June 30, 2019, an increase of $0.6 million from $2.2 million during the three months ended June 30, 2018, primarily due to gains of $0.3 million on sales of loans and $0.3 million of loan level derivative income for the three months ended June 30, 2019.

Non-Interest Expense.  Non-interest expense was $22.3 million during the three months ended June 30, 2019, an increase of $1.5 million from $20.8 million during the three months ended June 30, 2018, primarily the result of increases in salary and employee benefits of $1.2 million and an increase in marketing expense of $0.3 million. The increase of $1.2 million in salaries and employee benefits was due to new employees and their associated employee benefits expense.

Non-interest expense was 1.40% and 1.33% of average assets during the three-month periods ended June 30, 2019 and 2018, respectively.

Income Tax Expense.   Income tax expense was $4.4 million during the three months ended June 30, 2019, up $0.3 million from $4.1 million during the three months ended June 30, 2018.  The Company's consolidated tax rate was 25.4% during the three months ended June 30, 2019, up from 25.0% during the three months ended June 30, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General.  Net income was $24.5 million during the six months ended June 30, 2019, a decrease of $2.5 million from net income of $27.1 million during the six months ended June 30, 2018.  During the six months ended June 30, 2019, net interest income decreased by $2.3 million, non-interest income decreased by $0.3 million, and non-interest expense increased by $1.8 million, offset by a decrease in the provision for loan losses of $1.4 million and income tax expense of $0.4 million.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2019 and 2018 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,198,673	$99,988	3.85%	$5,371,556	$97,403	3.63%
C&I loans	269,055	7,570	5.63	141,472	3,812	5.39
Other loans	1,150	36	6.26	1,113	37	6.65
MBS	443,845	6,158	2.77	370,285	4,663	2.52
Investment securities	55,833	990	3.55	8,368	64	1.53
Other	154,346	2,904	3.76	203,513	3,058	3.01
Total interest-earning assets	6,122,902	117,646	3.84%	6,096,307	$109,037	3.58%
Non-interest earning assets	254,885			220,912
Total assets	$6,377,787			$6,317,219

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$120,141	$114	0.19%	$125,474	$110	0.18%
Money Market accounts	1,969,266	15,037	1.54	2,392,089	13,211	1.11
Savings accounts	329,487	90	0.06	357,040	115	0.06
CDs	1,531,144	16,047	2.11	1,188,979	9,303	1.58
Borrowed funds	1,203,774	14,530	2.43	1,152,839	12,149	2.13
Total interest-bearing liabilities	5,153,812	45,818	1.79%	5,216,421	$34,888	1.35%
Non-interest-bearing checking accounts	409,984			323,273
Other non-interest-bearing liabilities	208,378			170,009
Total liabilities	5,772,174			5,709,703
Stockholders' equity	605,613			607,516
Total liabilities and stockholders' equity	$6,377,787			$6,317,219
Net interest income		$71,828			$74,149
Net interest spread			2.05%			2.23%
Net interest-earning assets	$969,090			$879,886
Net interest margin			2.35%			2.43%
Ratio of interest-earning assets to interest-bearing liabilities			118.80%			116.87%

Deposits	$4,360,022	$31,288	1.45%	$4,386,855	$22,739	1.05%

Rate/Volume Analysis

	Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(3,230)	$5,815	$2,585
C&I loans	3,513	245	3,758
Other loans	1	(2)	(1)
MBS	979	516	1,495
Investment securities	602	324	926
Other	(828)	674	(154)
Total	$1,037	$$7,572	$$8,609

Interest-bearing liabilities:
Interest-bearing checking accounts	$(4)	$8	$4
Money market accounts	(2,805)	4,631	1,826
Savings accounts	(17)	(8)	(25)
CDs	3,148	3,596	6,744
Borrowed funds	602	1,779	2,381
Total	$924	$10,006	$10,930
Net change in net interest income	$113	$(2,434)	$(2,321)

Net Interest Income.  Net interest income was $71.8 million during the six months ended June 30, 2019, a decrease of $2.3 million from $74.1 million during the six months ended June 30, 2018.  Average interest-earning assets were $6.12 billion for the six months ended June 30, 2019, an increase of $26.6 million compared to $6.10 billion for the six months ended June 30, 2018. Net interest margin was 2.35% during the six months ended June 30, 2019, down from 2.43% during the six months ended June 30, 2018.

Interest Income.  Interest income was $117.6 million during the six months ended June 30, 2019, an increase of $8.6 million from the six months ended June 30, 2018, primarily reflecting increases in interest income of $2.6 million on real estate loans, $3.8 million on C&I loans, $1.5 million on mortgage-backed securities, and $0.9 million on investment securities. The increased interest income on real estate loans was related to increased loan rates offset by a reduction of $172.9 million in the average balance of such loans in the period. The increased interest income on C&I loans reflected the build out of the Business Banking division and growth of $127.6 million in the average balances of such loans during the period. The increased interest income from mortgage-backed securities and investment securities was due to the increase in the average balances of $73.6 million and $47.5 million, respectively.

Interest Expense.  Interest expense increased $10.9 million, to $45.8 million, during the six months ended June 30, 2019, from $34.9 million during the six months ended June 30, 2018. The increased interest expense was mainly attributable to an increase in average balances of borrowings of $50.9 million, and growth in certificates of deposits average balance of $342.2 million due to increased offering rates on CD products, and increased offering rates on money market accounts, offset by a decrease of $422.8 million in the average balance of money market accounts primarily driven by outflows from DimeDirect, the Bank's online deposit channel.

Provision for Loan Losses. The Company recognized a credit for loan losses of $0.1 million during the six months ended June 30, 2019, compared to a provision of $1.3 million for the six months ended June 30, 2018.

Non-Interest Income.  Non-interest income was $5.2 million during the six months ended June 30, 2019, a decrease of $0.3 million from $5.5 million during the six months ended June 30, 2018, due to a decrease of $1.5 million in gains on sale of securities, offset by gains of $0.5 million from the sale of loans, an increase of $0.2 million in service charges and other fees for higher mortgage related fees, loan level derivative income of $0.3 million and an increase of $0.4 in gains on equity securities.

Non-Interest Expense.  Non-interest expense was $44.3 million during the six months ended June 30, 2019, an increase of $1.8 million from $42.6 million during the six months ended June 30, 2018, reflecting increases of $1.9 million in salaries and employee benefits, and $0.4 million in data processing costs, offset by decreases of $0.3 million in marketing expense and $0.3 million in other operating expenses. The $1.9 million in salaries and employee benefits increase was due to hiring of new employees and their associated employee benefits expense. The increase in data processing cost was due to various technology initiatives throughout the Bank.  The $0.3 million decrease in marketing expense decrease was primarily due to more controlled spending.

Non-interest expense was 1.39% and 1.35% of average assets during the six-month periods ended June 30, 2019 and 2018, respectively.

Income Tax Expense.   Income tax expense was $8.3 million during the six months ended June 30, 2019, down $0.4 million from $8.7 million during the six months ended June 30, 2018.  The Company's consolidated tax rate was 25.2% during the six months ended June 30, 2019, up from 24.3% during the six months ended June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2018 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2019.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2019, the Company owned thirteen marketable equity securities carried at a fair value of $5.9 million, in which market value adjustments are recorded through the statement of income.  During the six months ended June 30, 2019, the Company conducted twelve transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The Bank's valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank's estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment. In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third party, and over various interest rate scenarios.  Such results are utilized in determining estimates of deposit decay rates in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank's valuation model employs discount rates that it considers representative of prevailing market rates of interest with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank's various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, actual cash flows could differ significantly from the Bank's estimates resulting in significantly different EVE calculations.

The analysis that follows presents, as of June 30, 2019 and December 31, 2018, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rates, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both June 30, 2019 and December 31, 2018.

	At June 30, 2019			At December 31, 2018
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$571,155	$14,482	2.6%	$643,531	$(27,967)	(4.2)%
Pre-Shock Scenario	556,673	—	—	671,498	—	—

The Bank's Pre-Shock Scenario EVE decreased from $671.5 million at December 31, 2018 to $556.7 million at June 30, 2019. The primary factors contributing to the lower EVE at June 30, 2019 were the payments of $47.5 million of dividends from the Bank to the Holding Company and an increase in the value of the Bank's core deposit liability and borrowings. These factors were partially offset by an increase in the value of the Bank's loan portfolio due to a slightly lower duration.

The Bank's EVE in the +200 basis point Rate Shock Scenario decreased from $643.5 million at December 31, 2018 to $571.2 million at June 30, 2019.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period beginning June 30, 2019 assuming gradual changes in interest rates for the given rate scenarios:

Gradual Change in Interest rates of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(2.4)%
+ 100 Basis Points	(1.4)%

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2019, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings.  Certain of these matters may seek substantial monetary damages.  In the opinion of management, the Company is involved in no actions or proceedings that are likely to have a material adverse impact on its financial condition and results of operations as of June 30, 2019.

Item 1A.	Risk Factors

There was one update to the risks disclosed in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The performance of Bank's multifamily and mixed-use loans could be adversely impacted by regulation.

Multifamily and mixed-use loans generally involve a greater risk than one-to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. For example, on June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the "vacancy bonus" and "longevity bonus", which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal; the new legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this new legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. Therefore, impaired multifamily and mixed-use loans may be more difficult to identify before they become problematic than residential loans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
April 2019	44,400	$19.60	44,400	1,223,486
May 2019	160,736	18.37	160,736	1,062,750
June 2019	65,000	18.46	65,000	997,750

No existing repurchase programs expired during the six months ended June 30, 2019, nor did the Company terminate any repurchase programs prior to expiration during the period.  On October 26, 2018, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 1,824,040 shares, or 5.0% of the Company’s currently outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 28, 2018 (File No. 000-27782))

4.1
Form of Stock Certificate of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the SEC on September 28, 1998 (File No. 000-27782))

4.2
Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

4.3
First Supplemental Indenture, dated as of June 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 13, 2017 (File No. 000-27782))

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 9, 2019	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: August 9, 2019	By:	/s/ AVINASH REDDY
Avinash Reddy
Executive Vice President and Chief Financial Officer