Form 10-Q
period 2019-09-30
DIME COMMUNITY BANCSHARES INC
filed 2019-11-08
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2019, there were 35,856,715 shares outstanding.

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. together with its direct and indirect subsidiaries, the “Company”, in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

●	there may be increases in competitive pressure among financial institutions or from non-financial institutions;
●	the net interest margin is subject to material short-term fluctuation based upon market rates;
●	changes in deposit flows, loan demand or real estate values may affect the business of Dime Community Bank (the “Bank”);
●	changes in the quality and composition of our loan or investment portfolios;
●	changes in accounting principles, policies or guidelines may cause the Company’s financial condition to be perceived differently;
●	changes in corporate and/or individual income tax laws may adversely affect the Company’s business or financial condition or results of operations;
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

●	the risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as updated by our Quarterly Reports on Form 10-Q.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	September 30, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$112,541	$147,256
Total cash and cash equivalents	112,541	147,256
Securities available-for-sale, at fair value	519,608	502,885
Marketable equity securities, at fair value	5,835	5,667
Loans:
Real estate	5,172,609	5,163,122
Commercial and industrial (“C&I”) loans	309,031	229,504
Other loans	1,389	1,192
Less allowance for loan losses	(27,294)	(21,782)
Total loans, net	5,455,735	5,372,036
Premises and fixed assets, net	22,507	24,713
Loans held for sale	1,839	1,097
Federal Home Loan Bank of New York (“FHLBNY”) capital stock	54,421	57,551
Bank Owned Life Insurance (“BOLI”)	113,551	111,427
Goodwill	55,638	55,638
Operating lease assets	38,856	—
Other assets	44,804	42,308
Total Assets	$6,425,335	$6,320,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$3,974,949	$3,961,277
Non-interest-bearing deposits	416,457	395,477
Total deposits	4,391,406	4,356,754
Escrow and other deposits	110,233	85,234
FHLBNY advances	1,056,750	1,125,350
Subordinated debt, net	113,869	113,759
Other borrowings	60,000	—
Operating lease liabilities	45,117	—
Other liabilities	39,056	37,400
Total Liabilities	5,816,431	5,718,497

Stockholders’ Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at September 30, 2019 and December 31, 2018)	—	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,699,694 shares and 53,690,825 shares issued at September 30, 2019 and December 31, 2018, respectively, and 35,951,652 shares and 36,081,455 shares outstanding at September 30, 2019 and December 31, 2018, respectively)	537	537
Additional paid-in capital	279,768	277,512
Retained earnings	579,830	565,713
Accumulated other comprehensive loss, net of deferred taxes	(6,308)	(6,500)
Unearned stock award common stock	(8,892)	(3,623)
Common stock held by Benefit Maintenance Plan (“BMP”)	(1,496)	(1,509)
Treasury stock, at cost (17,748,042 shares and 17,609,370 shares at September 30, 2019 and December 31, 2018, respectively)	(234,535)	(230,049)
Total Stockholders’ Equity	608,904	602,081
Total Liabilities and Stockholders’ Equity	$6,425,335	$6,320,578

See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans secured by real estate	$50,732	$47,486	$150,720	$144,889
C&I loans	4,442	2,729	12,012	6,541
Other loans	18	18	54	55
Mortgage-backed securities (“MBS”)	2,973	2,852	9,131	7,515
Investment securities	626	59	1,616	123
Other short-term investments	1,488	1,480	4,392	4,537
Total interest income	60,279	54,624	177,925	163,660
Interest expense:
Deposits and escrow	16,582	13,361	47,870	36,100
Borrowed funds	7,501	6,235	22,031	18,384
Total interest expense	24,083	19,596	69,901	54,484
Net interest income	36,196	35,028	108,024	109,176
Provision for loan losses	11,228	335	11,100	1,641
Net interest income after provision for loan losses	24,968	34,693	96,924	107,535
Non-interest income:
Service charges and other fees	1,780	1,233	4,143	3,443
Net mortgage banking income	77	79	206	292
Net gain on sale of securities and other assets(1)	80	99	363	1,484
Gain on sale of loans	443	18	1,037	143
Income from BOLI	723	729	2,124	2,161
Loan level derivative income	197	—	488	—
Other	61	63	180	179
Total non-interest income	3,361	2,221	8,541	7,702
Non-interest expense:
Salaries and employee benefits	12,948	10,963	36,893	33,024
Stock benefit plan compensation expense	574	403	1,349	1,198
Occupancy and equipment	3,970	3,845	11,666	11,414
Data processing costs	1,803	1,823	5,777	5,374
Marketing	466	975	1,397	2,168
Federal deposit insurance premiums	(506)	382	534	1,521
Other	3,519	3,194	9,506	9,446
Total non-interest expense	22,774	21,585	67,122	64,145
Income before income taxes	5,555	15,329	38,343	51,092
Income tax expense	850	3,547	9,102	12,244
Net income	$4,705	$11,782	$29,241	$38,848

Earnings per Share:
Basic	$0.13	$0.32	$0.81	$1.04
Diluted	$0.13	$0.32	$0.81	$1.04

(1) Amount includes periodic valuation gains or losses on marketable equity securities.
See notes to unaudited consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$4,705	$11,782	$29,241	$38,848
Other comprehensive income (loss):
Change in unrealized holding gain (loss) on securities available-for-sale	1,996	(2,774)	10,944	(7,011)
Change in pension and other postretirement obligations	237	287	966	728
Change in unrealized gain (loss) on derivatives	(2,323)	754	(11,684)	3,330
Other comprehensive income (loss) before income taxes	(90)	(1,733)	226	(2,953)
Deferred tax expense (benefit)	(70)	(577)	34	(981)
Other comprehensive income (loss), net of tax	(20)	(1,156)	192	(1,972)
Total comprehensive income	$4,685	$10,626	$29,433	$36,876

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Nine Month Period Ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity
Beginning balance as of January 1, 2019	36,081,455	$537	$277,512	$565,713	$(6,500)	$(3,623)	$(1,509)	$(230,049)	$602,081
Net Income	—	—	—	11,501	—	—	—	—	11,501
Other comprehensive income, net of tax	—	—	—	—	1,268	—	—	—	1,268
Release of shares, net of forfeitures	138,329	—	846	—	—	(2,729)	—	1,883	—
Stock-based compensation	—	—	—	—	—	284	—	—	284
Shares received related to tax withholding	(418)	—	—	—	—	—	—	(7)	(7)
Cash dividends declared and paid, net	—	—	—	(5,039)	—	—	—	—	(5,039)
Repurchase of shares of Common Stock	(199,254)	—	—	—	—	—	—	(3,814)	(3,814)
Ending balance as of March 31, 2019	36,020,112	537	278,358	572,175	(5,232)	(6,068)	(1,509)	(231,987)	606,274

Net Income	—	—	—	13,035	—	—	—	—	13,035
Other comprehensive loss, net of tax	—	—	—	—	(1,056)	—	—	—	(1,056)
Exercise of stock options	8,869	—	73	—	—	—	—	—	73
Release of shares, net of forfeitures	133,451	—	896	—	—	(2,588)	—	1,747	55
Stock-based compensation	—	—	—	—	—	491	—	—	491
Shares received related to tax withholding	(4,901)	—	—	—	—	—	—	(98)	(98)
Cash dividends declared and paid, net	—	—	—	(5,051)	—	—	—	—	(5,051)
Repurchase of shares of Common Stock	(270,136)	—	—	—	—	—	—	(5,022)	(5,022)
Ending balance as of June 30, 2019	35,887,395	537	279,327	580,159	(6,288)	(8,165)	(1,509)	(235,360)	608,701

Net Income	—	—	—	4,705	—	—	—	—	4,705
Other comprehensive loss, net of tax	—	—	—	—	(20)	—	—	—	(20)
Release of shares, net of forfeitures	64,912	—	454	—	—	(1,301)	—	847	—
Stock-based compensation	—	—	—	—	—	574	—	—	574
Shares received to satisfy distribution of retirement benefits	(189)	—	(13)	—	—	—	13	(4)	(4)
Shares received related to tax withholding	(466)	—	—	—	—	—	—	(18)	(18)
Cash dividends declared and paid, net	—	—	—	(5,034)	—	—	—	—	(5,034)
Ending balance as of September 30, 2019	35,951,652	$537	$279,768	$579,830	$(6,308)	$(8,892)	$(1,496)	$(234,535)	$608,904

	Nine Month Period Ended September 30, 2018
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Stock Award Common Stock	Common Stock Held by BMP	Treasury stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2018	37,419,070	$536	$276,730	$535,130	$(3,641)	$(2,894)	$(2,736)	$(204,558)	$598,567
Reclassification of unrealized gains and losses on marketable equity securities	—	—	—	153	(153)	—	—	—	—
Adjusted beginning balance as of January 1, 2018	37,419,070	536	276,730	535,283	(3,794)	(2,894)	(2,736)	(204,558)	598,567
Net Income	—	—	—	14,745	—	—	—	—	14,745
Other comprehensive income, net of tax	—	—	—	—	(275)	—	—	—	(275)
Exercise of stock options, net	19,726	1	454	—	—	—	—	(165)	290
Release of shares, net of forfeitures	73,019	—	426	—	—	(1,349)	—	923	—
Stock-based compensation	—	—	—	—	—	388	—	—	388
Shares received to satisfy distribution of retirement benefits	(27,545)	—	(540)	—	—	—	540	(524)	(524)
Reclassification of tax effects on other comprehensive income (loss)	—	—	—	(32)	32	—	—	—	—
Cash dividends declared and paid, net	—	—	—	(5,234)	—	—	—	—	(5,234)
Ending balance as of March 31, 2018	37,484,270	537	277,070	544,762	(4,037)	(3,855)	(2,196)	(204,324)	607,957

Net Income	—	—	—	12,321	—	—	—	—	12,321
Other comprehensive loss, net of tax	—	—	—	—	(541)	—	—	—	(541)
Exercise of stock options	37,601	—	664	—	—	—	—	—	664
Release of shares, net of forfeitures	70,480	—	508	—	—	(1,373)	—	874	9
Stock-based compensation	—	—	—	—	—	407	—	—	407
Shares received to satisfy distribution of retirement benefits	(1,090)	—	(48)	—	—	—	48	(20)	(20)
Cash dividends declared and paid, net	—	—	—	(5,265)	—	—	—	—	(5,265)
Ending balance as of June 30, 2018	37,591,261	537	278,194	551,818	(4,578)	(4,821)	(2,148)	(203,470)	615,532

Net Income	—	—	—	11,782	—	—	—	—	11,782
Other comprehensive loss, net of tax	—	—	—	—	(1,156)	—	—	—	(1,156)
Release of shares, net of forfeitures	15,352	—	88	—	—	(281)	—	197	4
Stock-based compensation	—	—	—	—	—	403	—		403
Shares received to satisfy distribution of retirement benefits	(21,260)	—	(564)	—	—	—	639	(414)	(339)
Cash dividends declared and paid, net	—	—	—	(5,243)	—	—	—		(5,243)
Repurchase of shares of Common Stock	(973,200)	—	—	—	—	—	—	(17,406)	(17,406)
Ending balance as of September 30, 2018	36,612,153	$537	$277,718	$558,357	$(5,734)	$(4,699)	$(1,509)	$(221,093)	$603,577

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,241	$38,848
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sales of securities available-for-sale	67	(1,374)
Net gain recognized on marketable equity securities	(430)	(110)
Net gain on sale of loans held for sale	(1,037)	(143)
Net depreciation, amortization and accretion	2,939	3,054
Stock plan compensation	1,349	1,198
Provision (credit) for loan losses	11,100	1,641
Originations of loans held for sale	(15,119)	—
Proceeds from sale of loans originated for sale	25,496	2,283
Increase in cash surrender value of BOLI	(2,124)	(2,161)
Deferred income tax credit	(1,408)	(1,910)
Changes in assets and liabilities:
Decrease (Increase) in other assets	(1,073)	5,129
Decrease in other liabilities	(2,608)	(3,010)
Net cash provided by Operating activities	46,393	43,445
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales securities available-for-sale	130,504	158,758
Proceeds from sales of marketable equity securities	434	923
Purchases of securities available-for-sale	(214,582)	(336,058)
Acquisition of marketable equity securities	(172)	(202)
Proceeds from calls and principal repayments of securities available-for-sale	78,586	51,472
Proceeds from the sale of portfolio loans transferred to held for sale	9,684	—
Net decrease (increase) in loans	(114,807)	185,239
Purchases of fixed assets, net	(977)	(2,356)
Sale of FHLBNY capital stock, net	3,130	5,854
Net cash provided by (used in) Investing Activities	(108,200)	63,630
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to depositors	34,652	(21,197)
Increase in escrow and other deposits	24,999	37,628
Repayments of FHLBNY advances	(2,320,100)	(2,519,600)
Proceeds from FHLBNY advances	2,251,500	2,392,525
Proceeds from other borrowings, net	60,000	—
Proceeds from exercise of stock options	73	954
Release of stock for benefit plan awards	55	13
Payments related to tax withholding for stock-based compensation	(123)	—
BMP ESOP shares received to satisfy distribution of retirement benefits	(4)	(883)
Treasury shares repurchased	(8,836)	(17,406)
Cash dividends paid to stockholders, net	(15,124)	(15,742)
Net cash provided by (used in) Financing Activities	27,092	(143,708)
DECREASE IN CASH AND CASH EQUIVALENTS	(34,715)	(36,633)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,256	169,455
CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,541	$132,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$10,164	$7,928
Cash paid for interest	72,837	52,450
Loans transferred to held for sale	19,664	2,140
Operating lease assets in exchange for operating lease liabilities	49,160	—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on September 26, 1996. On January 24, 2019, the Bank filed an application with the New York Department of Financial Services (“NYSDFS”) seeking approval to convert from a New York stock form savings bank to a New York commercial bank (the “Charter Conversion”).  Simultaneous with the Charter Conversion application to NYSDFS, the Company filed an application with the Federal Reserve Bank of Philadelphia to delist as a savings and loan holding company and elect to become a bank holding company.  Having received all applicable regulatory approvals, on April 25, 2019, the Bank completed the Charter Conversion, and began operating as a New York commercial bank. Simultaneously, the Company began operating as a bank holding company. At September 30, 2019 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $113,869 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and operated as a New York State-chartered stock savings bank until April 2019.  Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflected the Bank’s evolving business model and emphasized its broader geographic and business reach while retaining the Bank’s mission to be in and of the communities it served, including the virtual online community. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, and one-to-four family residential real estate loans, as well as mortgage-backed securities, obligations of the U.S. government and government-sponsored enterprises (“GSEs”), and corporate debt and equity securities.

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York. As of September 30, 2019, the Bank had twenty-nine retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.

2.	SUMMARY OF ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2019 and December 31, 2018, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2019 and 2018, and the changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2019 and 2018.  The results of operations for the three-month and nine-month periods ended September 30, 2019 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2019.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “(ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 15, 2019. The Company has established a committee to oversee the adoption of ASU 2016-13 on its consolidated financial statements. The Company does not expect any impact on the current portfolio of available-for-sale debt securities. The Company expects to recognize a one-time cumulative effect change to the allowance for loan losses upon adoption on January 1, 2020. The Company has engaged a third party software provider to assist with the measurement of the expected credit losses, and has recently completed the implementation of the software. The third party software vendor has provided preliminary model results. The Company is currently reviewing the regression models and assumptions utilized. The Company has also engaged an independent third party vendor to validate the model to be utilized for measuring the expected credit losses. The Company is evaluating the magnitude of the impact on the consolidated financial statements.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available-for-Sale	Defined Benefit Plans	Derivative Asset	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2019	$(1,957)	$(6,290)	$1,747	$(6,500)
Other comprehensive income (loss) before reclassifications	7,420	285	(7,274)	431
Amounts reclassified from accumulated other comprehensive loss	46	371	(656)	(239)
Net other comprehensive income during the period	7,466	656	(7,930)	192
Balance as of September 30, 2019	$5,509	$(5,634)	$(6,183)	$(6,308)

Balance as of January 1, 2018	$285	$(6,633)	$2,707	$(3,641)
Reclassification for adoption of ASU 2016-01(1)	(153)	—	—	(153)
Adjusted balance as of January 1, 2018	132	(6,633)	2,707	(3,794)
Other comprehensive income (loss) before reclassifications	(3,928)	161	2,711	(1,056)
Amounts reclassified from accumulated other comprehensive loss	(932)	329	(313)	(916)
Net other comprehensive income during the period	(4,860)	490	2,398	(1,972)
Reclassification of tax effects on other comprehensive income (2)	—	32	—	32
Balance as of September 30, 2018	$(4,728)	$(6,111)	$5,105	$(5,734)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Change in unrealized holding gain or loss on securities available-for-sale:
Change in net unrealized gain or loss during the period	$2,062	$(2,770)	10,877	$(5,637)
Reclassification adjustment for net (gains) losses included in net gain on securities and other assets	(66)	(4)	67	(1,374)
Net change	1,996	(2,774)	10,944	(7,011)
Tax expense (benefit)	600	(767)	3,478	(2,151)
Net change in unrealized holding gain or loss on securities available-for-sale	1,396	(2,007)	7,466	(4,860)
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	182	162	546	485
Change in the net actuarial gain or loss	55	125	420	243
Net change	237	287	966	728
Tax expense	76	94	310	238
Net change in pension and other postretirement obligations	161	193	656	490
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	(2,044)	966	(10,717)	3,792
Reclassification adjustment for expense included in interest expense	(279)	(212)	(967)	(462)
Net change	(2,323)	754	(11,684)	3,330
Tax expense (benefit)	(746)	96	(3,754)	932
Net change in unrealized gain or loss on derivatives	(1,577)	658	(7,930)	2,398
Other comprehensive income (loss)	$(20)	$(1,156)	$192	$(1,972)

5.	EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if “in the money” stock options were exercised and converted into Common Stock, and if all likely aggregate Long-term Incentive Plan (“LTIP”) and Sales Incentive Plan (“SIP”) shares are issued.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded.  Vested restricted stock award (“RSA”) shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested RSA and SIP shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income per the Consolidated Statements of Income	$4,705	$11,782	$29,241	$38,848
Less: Dividends paid and earnings allocated to participating securities	(78)	(41)	(172)	(113)
Income attributable to common stock	$4,627	$11,741	$29,069	$38,735
Weighted average common shares outstanding, including participating securities	35,861,268	37,220,933	35,922,521	37,428,595
Less: weighted average participating securities	(229,881)	(154,775)	(197,430)	(156,311)
Weighted average common shares outstanding	35,631,387	37,066,158	35,725,091	37,272,284
Basic EPS	$0.13	$0.32	$0.81	$1.04
Income attributable to common stock	$4,627	$11,741	$29,069	$38,735
Weighted average common shares outstanding	35,631,387	37,066,158	35,725,091	37,272,284
Weighted average common equivalent shares outstanding	138,074	123,490	140,968	127,456
Weighted average common and equivalent shares outstanding	35,769,461	37,189,648	35,866,059	37,399,740
Diluted EPS	$0.13	$0.32	$0.81	$1.04

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no “out-of-the-money” stock options during the three-month or nine-month periods ended September 30, 2019 or 2018.

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

Service Charges on Deposit Accounts. The Company earns fees from its deposits customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. For the three-month periods ended September 30, 2019 and 2018, service charges and other fees totaled $1,566 and $1,038, respectively. For the nine-month periods ended September 30, 2019 and 2018, service charges and other fees totaled $3,532 and $2,908, respectively.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provide to the cardholder. For the three-month periods ended September 30, 2019 and 2018, interchange income totaled $213 and $195, respectively. For the nine-month periods ended September 30, 2019 and 2018, interchange totaled $611 and $536, respectively.

7.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$40,000	$47	$—	$40,047
Corporate Securities	26,102	441	—	26,543
Pass-through MBS issued by GSEs	241,616	5,822	(7)	247,431
Agency CMOs	203,847	1,815	(75)	205,587
Total securities available-for-sale	$511,565	$8,125	$(82)	$519,608

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$25,110	$45	$(10)	$25,145
Corporate Securities	11,167	—	(32)	11,135
Pass-through MBS issued by GSEs	356,039	574	(2,000)	354,613
Agency CMOs	113,470	157	(1,635)	111,992
Total securities available-for-sale	$505,786	$776	$(3,677)	$502,885

The carrying amount of securities pledged as collateral for the Bank’s first loss guarantee was $27,728 and $27,248 at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, the available-for-sale agency notes possessed a weighted average contractual maturity of 6.6 years.  At September 30, 2019, available-for-sale agency CMO and MBS securities possessed a weighted average contractual maturity of 16.2 years.  At September 30, 2019, the corporate securities possessed a weighted average contractual maturity of 5.7 years.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Corporate Securities:
Proceeds	$—	$—	$3,038	$—
Gross gains	—	—	39	—
Tax expense on gain	—	—	12	—
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—
Pass through MBS issued by GSEs:
Proceeds	15,149	274	106,860	274
Gross gains	22	4	270	4
Tax expense on gain	7	1	86	1
Gross losses	2	—	520	—
Tax benefit on loss	—	—	166	—
Agency CMOs:
Proceeds	11,224	—	20,606	158,484
Gross gains	46	—	144	1,370
Tax expense on gain	15	—	46	440
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds:
Marketable equity securities	$161	$394	$434	$923

The remaining gain or loss on securities shown in the unaudited condensed consolidated statements of income was due to market valuation changes.  Net gains of $14 and $94 were recognized on marketable equity securities for the three-month period ended September 30, 2019 and 2018, respectively. Net gains of $430 and $110 were recognized on marketable equity securities for the nine-month period ended September 30, 2019 and 2018, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Pass-through MBS issued by GSE	$4,748	$7	$—	$—	$4,748	$7
Agency CMOs	56,272	50	4,492	25	60,764	75

	December 31, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Agency Notes	$5,100	$10	$—	$—	$5,100	$10
Corporate Securities	11,135	32	—	—	11,135	32
Pass through MBS issued by GSEs	216,451	1,049	45,489	951	261,940	2,000
Agency CMOs	52,605	439	39,833	1,196	92,438	1,635

The issuers of securities available-for-sale are primarily U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at September 30, 2019.

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

All real estate and C&I loans not classified as Special Mention, Substandard, or Doubtful were deemed pass loans at both September 30, 2019 and December 31, 2018.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$133,200	$—	$1,161	$—	$134,361
Multifamily residential and residential mixed-use	3,567,254	14,388	26,514	—	3,608,156
Commercial real estate and commercial mixed-use	1,330,627	480	3,218	—	1,334,325
ADC	95,767	—	—	—	95,767
Total real estate	5,126,848	14,868	30,893	—	5,172,609
C&I	292,865	1,166	—	15,000	309,031
Total Real Estate and C&I	$5,419,713	$16,034	$30,893	$15,000	$5,481,640

	Balance at December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$95,782	$—	$1,065	$—	$96,847
Multifamily residential and residential mixed-use	3,829,643	32,682	4,463	—	3,866,788
Commercial real estate and commercial mixed-use	1,162,429	1,209	6,447	—	1,170,085
ADC	29,402	—	—	—	29,402
Total real estate	5,117,256	33,891	11,975	—	5,163,122
C&I	228,924	—	580	—	229,504
Total Real Estate and C&I	$5,346,180	$33,891	$12,555	$—	$5,392,626

During the three-month period ended September 30, 2019, a single $20,000 C&I relationship was placed on non-performing status.  The Bank recognized a charge-off of $5,000 and a specific reserve of $7,500 on the remaining $15,000 loan balance which was classified as doubtful as of September 30, 2019.

The following is a summary of the credit risk profile of consumer loans:

	Balance at
	September 30, 2019	December 31, 2018
Performing	$1,388	$1,189
Non-accrual	1	3
Total	$1,389	$1,192

The following tables summarize the past due status of the Company’s investment in loans (excluding deferred costs and accrued interest) as of the dates indicated:

	At September 30, 2019
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$17	$—	$39	$1,161	$1,217	$133,144	$134,361
Multifamily residential and residential mixed-use	—	—	341	153	494	3,607,662	3,608,156
Commercial real estate and commercial mixed-use	—	—	—	63	63	1,334,262	1,334,325
ADC	—	—	—	—	—	95,767	95,767
Total real estate	$17	$—	$380	$1,377	$1,774	$5,170,835	$5,172,609
C&I	$116	$—	$—	$15,000	$15,116	$293,915	$309,031
Consumer	$4	$2	$—	$1	$7	$1,382	$1,389

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2019.

	At December 31, 2018
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non-accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$312	$—	$—	$712	$1,024	$95,823	$96,847
Multifamily residential and residential mixed-use	—	—	100	280	380	3,866,408	3,866,788
Commercial real estate and commercial mixed-use	—	—	—	1,041	1,041	1,169,044	1,170,085
ADC	—	—	—	—	—	29,402	29,402
Total real estate	$312	$—	$100	$2,033	$2,445	$5,160,677	$5,163,122
C&I	$50	$49	$—	$309	$408	$229,096	$229,504
Consumer	$12	$1	$—	$3	$16	$1,176	$1,192

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2018.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on three loans with an aggregate outstanding balance of $380 at September 30, 2019, and one real estate loan with an aggregate outstanding balance of $100 at December 31, 2018, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and therefore remained on accrual status and were deemed performing assets at the dates indicated above.

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

	As of September 30, 2019		As of December 31, 2018
	No. of Loans	Balance	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	1	$9	1	$14
Multifamily residential and residential mixed-use	—	—	2	271
Commercial real estate and commercial mixed-use	—	—	1	4,084
Total real estate	1	$9	4	$4,369

During the three month period ended September 30, 2019, three TDRs totaling $4,289 were paid off.

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status. At the time an agreement is entered into between the Bank and the borrower that results in the Bank’s determination that a TDR has been created, the loan can be on either accrual or non-accrual status.  If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least nine months.  Conversely, if at the time of restructuring the loan is performing (and accruing), it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations. There were no TDRs on non-accrual status at September 30, 2019 or at December 31, 2018.

The Company has not restructured any C&I or consumer loans, as these loan portfolios have not experienced any problem issues warranting restructuring. Therefore, all TDRs were collateralized by real estate at both September 30, 2019 and December 31, 2018.

There were no loans modified in a manner that met the criteria of a TDR during the three-month or nine-month periods ended September 30, 2019 or 2018.

As of September 30, 2019 and December 31, 2018, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the three-month or nine-month periods ended September 30, 2019 or 2018 (thus no impact to the allowance for loan losses during those periods).

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

The allowance for loan losses consists of specific and general components. At September 30, 2019, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) specific reserve on impaired loans and (2) general reserve on non-impaired loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the FNMA Limits, and consumer loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

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

All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.  If a TDR is substantially performing in accordance with its restructured terms, management will look to either the present value of the expected cash flows from the debt service or the potential net liquidation proceeds of the underlying collateral in measuring impairment (whichever is deemed most appropriate under the circumstances). If a TDR has re-defaulted, the likely realizable net proceeds from either a note sale or the liquidation of the collateral are generally considered when measuring impairment.  While measured impairment is generally charged off immediately, impairment attributed to a reduction in the present value of expected cash flows of a performing TDR is generally reflected as an allocated reserve within the allowance for loan losses. At September 30, 2019 and December 31, 2018, there were no allocated reserves related to TDRs within the allowance for loan losses.

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

Reserve for Loan Commitments

At both September 30, 2019 and December 31, 2018, respectively, the Bank maintained a reserve of $25 associated with unfunded loan commitments accepted by the borrower.  This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended September 30, 2019
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$207	$11,817	$3,846	$980	$16,850	$4,267	$17
Provision (credit) for loan losses	52	(838)	(43)	5	(824)	12,046	6
Charge-offs	(6)	(14)	—	—	(20)	(5,046)	(7)
Recoveries	4	—	—	—	4	1	—
Ending balance	$257	$10,965	$3,803	$985	$16,010	$11,268	$16

	At or for the Three Months Ended September 30, 2018
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$123	$14,299	$3,667	$141	$18,230	$2,737	$17
Provision (credit) for loan losses	(2)	(312)	177	8	(129)	463	1
Charge-offs	(1)	(1)	—	—	(2)	—	—
Recoveries	10	—	3	—	13	—	—
Ending balance	$130	$13,986	$3,847	$149	$18,112	$3,200	$18

	At or for the Nine Months Ended September 30, 2019
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18
Provision (credit) for loan losses	64	(2,427)	171	588	(1,604)	12,698	6
Charge-offs	(12)	(54)	(145)	—	(211)	(5,378)	(8)
Recoveries	7	—	—	—	7	2	—
Ending balance	$257	$10,965	$3,803	$985	$16,010	$11,268	$16

	At or for the Nine Months Ended September 30, 2018
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Beginning balance	$116	$15,219	$3,535	$123	$18,993	$2,021	$19
Provision (credit) for loan losses	171	(1,232)	315	26	(720)	2,358	3
Charge-offs	(169)	(1)	(6)	—	(176)	(1,179)	(4)
Recoveries	12	—	3	—	15	—	—
Ending balance	$130	$13,986	$3,847	$149	$18,112	$3,200	$18

During the three month period ended September 30, 2019, a single $20,000 C&I relationship was placed on non-performing status.  The bank recognized a charge-off of $5,000 and a specific reserve of $7,500 on the remaining $15,000 loan balance, resulting in the increase in the C&I loan provision for the three month and nine month period ended September 30, 2019.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At September 30, 2019
	Real Estate Loans						Consumer Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$7,500	$—
Collectively evaluated for impairment	257	10,965	3,803	985	16,010	3,768	16
Total ending allowance balance	$257	$10,965	$3,803	$985	$16,010	$11,268	$16

Loans:
Individually evaluated for impairment	$9	$153	$63	$—	$225	$15,000	$—
Collectively evaluated for impairment	134,352	3,608,003	1,334,262	95,767	5,172,384	294,031	1,389
Total ending loans balance	$134,361	$3,608,156	$1,334,325	$95,767	$5,172,609	$309,031	$1,389

	At December 31, 2018
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$230	$—
Collectively evaluated for impairment	198	13,446	3,777	397	17,818	3,716	18
Total ending allowance balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18

Loans:
Individually evaluated for impairment	$14	$551	$5,125	$—	$5,690	$309	$—
Collectively evaluated for impairment	96,833	3,866,237	1,164,960	29,402	5,157,432	229,195	1,192
Total ending loans balance	$96,847	$3,866,788	$1,170,085	$29,402	$5,163,122	$229,504	$1,192

The following table summarizes impaired loans recorded as of the dates indicated:

	At September 30, 2019			At December 31, 2018
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$9	$9	$—	$14	$14	$—
Multifamily residential and residential mixed-use	153	153	—	551	551	—
Commercial real estate and commercial mixed-use	63	63	—	5,125	5,125	—
Total with no related allowance recorded	225	225	—	5,690	5,690	—

With an allowance recorded:
C&I	15,000	15,000	7,500	309	309	230
Total with an allowance recorded	15,000	15,000	7,500	309	309	230
Total	$15,225	$15,225	$7,500	$5,999	$5,999	$230

(1) The recorded investment excludes accrued interest receivable and deferred costs due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$10	$4	$17	$—
Multifamily residential and residential mixed-use	416	7	1,174	8
Commercial real estate and commercial mixed-use	2,688	54	5,270	93
Total with no related allowance recorded	3,114	65	6,461	101

With an allowance recorded:
C&I	7,500	153	—	—
Total	$10,614	$218	$6,461	$101

(1) The recorded investment excludes accrued interest receivable and deferred costs due to immateriality.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Average Recorded Investment (1)	Interest Income Recognized	Average Recorded Investment (1)	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$11	$4	$19	$—
Multifamily residential and residential mixed-use	480	29	892	43
Commercial real estate and commercial mixed-use	4,691	244	6,407	283
Total with no related allowance recorded	5,182	277	7,318	326

With an allowance recorded:
C&I	3,885	159	295	—
Total	$9,067	$435	$7,613	$326

(1)	The recorded investment excludes accrued interest receivable and deferred costs due to immateriality.

10.	LEASES

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

Maturities of the Company’s operating lease liabilities at September 30, 2019 are as follows:

Rent to be Capitalized
2019	$1,735
2020	6,807
2021	6,728
2022	6,471
2023	5,504
Thereafter	24,437
Total undiscounted lease payments	51,682
Less amounts representing interest	6,565
Lease liability	$45,117

Other information related to our operating leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,622	$4,863

At September 30, 2019
Weighted average remaining lease term	8.3 years
Weighted average discount rate	3.26%

The cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2019, was $5,161.

11.	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.  During the next twelve months, the Company estimates that an additional $1,163 will be reclassified as a reduction to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	At September 30, 2019				At December 31, 2018
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	24	$425,000	$730	$(9,842)	14	$245,000	$4,669	$(2,097)

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Amount of gain (loss) recognized in other comprehensive income	$(2,044)	$966	$(10,717)	$3,792
Amount of gain reclassified from other comprehensive income into interest expense	279	212	967	462

All cash flow hedges are recorded gross on the balance sheet.

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

As of September 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9,106. If the Company had breached any of the above provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the period ended September 30, 2019.

Freestanding Derivatives

During 2019, the Company began to offer loan level derivatives with certain borrowers as part of the Company’s interest-rate risk management strategy for its loan portfolio and to generate loan level derivative income.  In general, this interest rate swap product is designed such that the borrower synthetically attains a fixed-rate loan, by entering into an interest rate swap contract with the Company, while the Company receives floating rate loan payments. The Company offsets the customer-level interest rate swap exposure by entering into an offsetting interest rate swap with an unaffiliated counterparty institution. These interest rate swaps do not qualify as designated hedges, under ASU 815; therefore, each interest rate swap is accounted for as a freestanding derivative. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The following table reflects freestanding derivatives included in the Consolidated Statements of Financial Condition as of the period indicated:

	At September 30, 2019
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Loan level interest rate swaps with borrower	4	$39,984	$1,696	$—
Loan level interest rate swaps with third-party counterparties	4	39,984	—	1,696

These freestanding derivatives did not have a material impact on the Company’s results of operation or financial condition.

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income for the three and nine month periods ended September 30, 2019 was $197 and $488, respectively.

The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2019, posted collateral was $1,640.

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

All securities available-for-sale are guaranteed either implicitly or explicitly by GSEs as of September 30, 2019 and December 31, 2018. Obtaining market values as of September 30, 2019 and December 31, 2018 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

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

		Fair Value Measurements at September 30, 2019 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic equity mutual funds	$1,564	$1,564	$—	$—
International equity mutual funds	395	395	—	—
Fixed income mutual funds	3,876	3,876	—	—
Securities available-for-sale:
Agency Notes	40,047	—	40,047	—
Corporate Securities	26,543	—	26,543	—
Pass-through MBS issued by GSEs	247,431	—	247,431	—
Agency CMOs	205,587	—	205,587	—
Loans Held for Sale	1,839	—	1,839	—
Derivative – cash flow hedges	730	—	730	—
Derivative – freestanding derivatives	1,696	—	1,696	—

Financial Liabilities
Derivative – cash flow hedges	9,842	—	9,842	—
Derivative – freestanding derivatives	1,696	—	1,696	—

		Fair Value Measurements at December 31, 2018 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds)
Domestic equity mutual funds	$1,420	$1,420	$—	$—
International equity mutual funds	377	377	—	—
Fixed income mutual funds	3,870	3,870	—	—
Securities available-for-sale:
Agency Notes	25,145	—	25,145	—
Corporate Securities	11,135	—	11,135	—
Pass-through MBS issued by GSEs	354,613	—	354,613	—
Agency CMOs	111,992	—	111,992	—
Loans Held for Sale	1,097	—	1,097	—
Derivative – cash flow hedges	4,669	—	4,669	—

Financial Liabilities
Derivative – cash flow hedges	2,097	—	2,097	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.

Impaired Loans

Loans with certain characteristics are evaluated individually for impairment. A loan is considered impaired under ASC 310-10-35 when, based upon existing information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Impaired loans are collateralized by real estate and accounts receivable, and are thus carried at the lower of the outstanding principal balance or the estimated fair value of the collateral.  Fair value is estimated through either a negotiated note sale price (Level 3 input), or, more commonly, a recent real estate appraisal (Level 3 input) or discounted valuation of underlying collateral, such as accounts receivable. Types of discounts considered include aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan and may be discounted based on management’s opinions concerning market developments or the client’s business.

At December 31, 2018, there were no impaired loans measured at fair value. The following table presents impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral during the reported period.

			Fair Value Measurements at September 30, 2019 Using
	Carrying Amount Before Allocation	Specific Valuation Allowance Allocation	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Impaired Loans
C&I	$15,000	$7,500	$7,500	$—	$—	$7,500

Financial Instruments Not Measured at Fair Value

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 23 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K. Other borrowings consists of overnight or short-term borrowings carried at amortized cost, equal to the amount payable on demand at the reporting date (deemed a Level 1 valuation).

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

		Fair Value Measurements at September 30, 2019 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Financial Assets
Cash and due from banks	$112,541	$112,541	$—	$—	$112,541
Loans, net (excluding impaired loans carried at fair value)	5,448,235	—	—	5,429,455	5,429,455
Accrued interest receivable	19,329	19	1,751	17,559	19,329
Financial Liabilities
Savings, money market and checking accounts	2,740,718	2,740,718	—	—	2,740,718
Certificates of Deposits (“CDs”)	1,650,688	—	1,652,396	—	1,652,396
Escrow and other deposits	110,233	110,233	—	—	110,233
FHLBNY Advances	1,056,750	—	1,065,395	—	1,065,395
Subordinated debt, net	113,869	—	114,732	—	114,732
Other borrowings	60,000	60,000	—	—	60,000
Accrued interest payable	5,646	12	5,634	—	5,646

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$147,256	$147,256	$—	$—	$147,256
Loans, net	5,372,036	—	—	5,301,281	5,301,281
Accrued interest receivable	17,875	—	1,296	16,579	17,875
Financial Liabilities
Savings, money market and checking accounts	2,946,717	2,946,717	—	—	2,946,717
CDs	1,410,037	—	1,407,747	—	1,407,747
Escrow and other deposits	85,234	85,234	—	—	85,234
FHLBNY Advances	1,125,350	—	1,119,548	—	1,119,548
Subordinated debt, net	113,759	—	110,346	—	110,346
Accrued interest payable	2,710	—	2,710	—	2,710

13.	RETIREMENT AND POSTRETIREMENT PLANS

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

The components of net periodic costs are included in other non-interest expense in the Consolidated Statements of Operations.  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30,
	2019		2018
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	313	13	291	14
Expected return on assets	(382)	—	(430)	—
Unrecognized past service liability	—	(2)	—	(2)
Amortization of unrealized loss (gain)	243	(3)	289	—
Net periodic cost	$174	$8	$150	$$12

	Nine Months Ended September 30,
	2019		2018
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	938	40	874	41
Expected return on assets	(1,146)	—	(1,290)	—
Unrecognized past service liability	—	(6)	—	(6)
Amortization of unrealized loss (gain)	729	(9)	866	—
Net periodic cost	$521	$25	$450	$35

The following table presents the Company’s planned contributions to, or benefit payments on behalf of each benefit plan as disclosed in its consolidated financial statements for the year ended December 31, 2018, as well as the actual contributions to, or benefit payments on behalf of each benefit plan during the period indicated:

	Planned Contributions/Benefit	Actual Contributions/Benefit Payments for the
	Payments for the Year Ended December 31, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Employee Retirement Plans	$32	$8	$24
Outside Director Retirement Plans	225	56	168
Post Retirement Plan	109	57	136
BMP	564	137	411

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

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans. In addition to benefit payments from the defined benefit component of the BMP discussed above, the following distributions were made to retired participants:

	For the Three Months Ended September 30,
	2019	2018

Cash	$24	$1,221
Market value of Common Stock from Employee Stock Ownership Plan of BMP (685 and 49,440 shares for September 30, 2019 and September 30, 2018, respectively)	13	964
Gross lump-sum distribution	$37	$2,185
Non-cash tax benefit	$—	$315

	For the Nine Months Ended September 30,
	2019	2018

Cash	$24	$2,477
Market value of Common Stock from Employee Stock Ownership Plan of BMP (685 and 102,074 shares for September 30, 2019 and September 30, 2018, respectively)	13	1,963
Gross lump-sum distribution	$37	$4,440
Non-cash tax benefit	$—	$608

14.	ACCOUNTING FOR STOCK BASED COMPENSATION

The Company maintains the Dime Community Bancshares, Inc., the 2004 Stock Incentive Plan and the 2013 Equity and Incentive Plan (“2013 Equity Plan”) (collectively, the “Stock Plans”), which are discussed more fully in Note 21 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	72,395	$13.58
Options granted	—	—
Options expired	—	—
Options exercised	(8,869)	8.34
Options outstanding at September 30, 2019	63,526	$14.31	1.5	$451
Options vested and exercisable at September 30, 2019	63,526	$14.31	1.5	$451

Information related to stock options during each period is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Cash received for option exercise cost	$—	$—	$73	$954
Income tax benefit recognized on stock option exercises	—	(68)	18	(44)
Intrinsic value of options exercised	—	—	103	167

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2019	148,235	$19.48
Shares granted	171,163	19.89
Shares vested	(51,029)	19.28
Shares forfeited	(5,194)	19.45
Unvested allocated shares at September 30, 2019	263,175	$19.79

Information related to restricted stock awards during each period is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation expense recognized	$449	$326	$1,092	$950
Income tax benefit (expense) recognized on vesting of awards	7	—	16	(22)
Weighted average remaining years for which compensation is to be recognized	2.9	2.5	2.9	2.5

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2019	120,880	$18.90
Shares granted	138,562	19.18
Shares vested	(2,276)	17.35
Shares forfeited	(2,574)	17.35
Maximum aggregate share payout at September 30, 2019	254,592	$19.08
Minimum aggregate share payout	—	—
Expected aggregate share payout	102,284	$19.24

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation expense recognized	$55	$(36)	$136	$112
Income tax benefit (expense) recognized on vesting of awards	—	—	—	—

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2019	8,151	$18.40
Shares granted	45,093	19.12
Shares vested	(1,384)	20.20
Shares forfeited	(13,336)	18.83
Maximum aggregate share payout at September 30, 2019	38,524	$19.10
Minimum aggregate share payout	—	—
Expected aggregate share payout	23,161	$19.08

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation expense recognized	$70	$113	$121	$136
Income tax benefit (expense) recognized on vesting of awards	—	—	—	—

15.	OTHER BORROWINGS

Other borrowings consists of unsecured, overnight or short-term borrowings with member commercial banks within a network of financial institutions. The availability of funds changes daily. As of September 30, 2019, the Bank had $60,000 of such borrowings outstanding. Interest expense for the three-month and nine-month periods ended September 30, 2019 was $12 and $167, respectively.  There were no such borrowings during 2018.

16.	INCOME TAXES

During the three months ended September 30, 2019 and 2018, the Company’s consolidated effective tax rates were 15.3% and 23.1%, respectively. During the nine months ended September 30, 2019 and 2018, the Company’s consolidated effective tax rates were 23.7% and 24.0%, respectively. There were no significant unusual income tax items during the three-month or nine-month periods ended either September 30, 2019 or 2018.

17.	SUBSEQUENT EVENTS

Subsequent to September 30, 2019 and through the filing date, the Bank prepaid $125,900 of FHLBNY advances, and recognized $2,643 in prepayment penalty expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on September 26, 1996. On January 24, 2019, the Bank filed an application with the New York Department of Financial Services (“NYSDFS”) seeking approval to convert from a New York stock form savings bank to a New York commercial bank (the “Charter Conversion”).  Simultaneous with the Charter Conversion application to NYSDFS, the Company filed an application with the Federal Reserve Bank of Philadelphia to delist as a savings and loan holding company and elect to become a bank holding company.  Having received all applicable regulatory approvals, on April 25, 2019, the Bank completed the Charter Conversion, and began operating as a New York commercial bank. Simultaneously, the Company began operating as a bank holding company. At September 30, 2019 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $113.9 million subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

In addition to the Bank, the Holding Company’s direct and indirect subsidiaries consist of seven corporations, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company’s indirect subsidiaries, other than the Bank, as of September 30, 2019:

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

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its real estate and C&I loans, as well as personal deposit accounts from its borrowers.  Historically, the Bank’s primary lending strategy included the origination of, and investment in, real estate loans secured by multifamily and mixed-use properties, and, to a lesser extent, real estate loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of the development of the Bank’s Business Banking division, which began in 2017, the Bank has been focused on products and services to serve both the credit and business banking needs in its footprint.

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

The Bank also purchases securities primarily for liquidity purposes as defined by the Bank’s investment policy. The Bank seeks to maintain the asset quality of its loans and other investments, and uses portfolio and asset/liability management techniques in an effort to manage the effects of interest rate volatility on its profitability and capital.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2019	2018	2019	2018
Per Share Data:
EPS (Diluted)	$0.13	$0.32	$0.81	$1.04
Cash dividends paid per share	0.14	0.14	0.42	0.42
Book value per share	16.94	16.49	16.94	16.49
Dividend Payout Ratio	107.69%	43.75%	51.85%	40.38%
Performance and Other Selected Ratios:
Return on average assets	0.29%	0.76%	0.61%	0.82%
Return on average common equity	3.08	7.71	6.42	8.51%
Net interest spread	2.07	2.11	2.06	2.20%
Net interest margin	2.34	2.33	2.34	2.40%
Average interest-earning assets to average interest-bearing liabilities	118.38	117.46	118.70	117.06%
Non-interest expense to average assets	1.41	1.39	1.40	1.36%
Efficiency Ratio	57.69	58.10	57.76	55.59%
Loan-to-Deposit ratio at end of period	124.86	123.53	124.86	123.53%
Effective tax rate	15.30	23.14	23.74	23.96%
Asset Quality Summary:
Non-performing loans (1)	$16,378	$2,978	$16,378	$2,978
Non-performing assets	16,378	2,978	16,378	2,978
Net charge-offs	5,068	(11)	5,588	1,344
Non-performing loans/Total loans	0.30%	0.06%	0.30%	0.06%
Non-performing assets/Total assets	0.25	0.05	0.25	0.05
Allowance for loan loss/Total loans	0.50	0.39	0.50	0.39
Allowance for loan loss/Non-performing loans	166.65	716.25	166.65	716.25

(1)	Non-performing loans are defined as all loans on non-accrual status.

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

Liquidity and Capital Resources

The Board of Directors of the Bank has approved a liquidity policy that it reviews and updates at least annually. Senior management is responsible for implementing the policy. The Bank’s ALCO is responsible for general oversight and strategic implementation of the policy and management of the appropriate departments are designated responsibility for implementing any strategies established by ALCO. On a daily basis, appropriate senior management receives a current cash position report and one-week forecast to ensure that all short-term obligations are timely satisfied and that adequate liquidity exists to fund future activities. Reports detailing the Bank’s liquidity reserves and forecasted cash flows are presented to appropriate senior management on a monthly basis, and the Board of Directors at each of its meetings. In addition on a monthly basis, a twelve-month liquidity forecast is presented to ALCO in order to assess potential future liquidity concerns. A forecast of cash flow data for the upcoming 12 months is presented to the Board of Directors on an annual basis.

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

In December 2018, the Bank became a member of the American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions.  The availability of funds changes daily.  As of September 30, 2019, the Bank had $60.0 million of borrowings through AFX.

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

Total deposits increased $34.7 million during the nine months ended September 30, 2019, compared to a decrease of $21.2 million for the nine months ended September 30, 2018. Within deposits, core deposits (i.e., non-CDs) decreased $206.0 million during the nine months ended September 30, 2019 and decreased $267.0 million during the nine months ended September 30, 2018. CDs increased $240.7 million during the nine months ended September 30, 2019 compared to an increase of $245.8 million during the nine months ended September 30, 2018. The increase in deposits during the current period was primarily due to successful gathering efforts tied to CD products and an increase of $109.5 million of brokered CDs, offset by declines in money market deposits.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY. At September 30, 2019, the Bank had an additional potential borrowing capacity of $1.88 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $68.6 million during the nine months ended September 30, 2019, compared to a $127.1 million reduction during the nine months ended September 30, 2018, reflecting deposit inflows and use of AFX borrowings.

During the nine months ended September 30, 2019, principal repayments on real estate loans (including refinanced loans) totaled $614.5 million compared to $618.2 million during the nine months ended September 30, 2018. The decrease resulted primarily from lower prepayment activity. During the nine months ended September 30, 2019 and 2018, real estate loan originations totaled $649.5 million and $346.9 million, respectively.

During the nine months ended September 30, 2019, principal repayments on C&I loans (including refinanced loans) totaled $77.0 million compared to $59.7 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, C&I loan originations totaled $168.9 million and $132.9 million, respectively.

Sales of available-for-sale securities totaled $130.5 million and $158.8 million during the nine-month periods ended September 30, 2019 and 2018, respectively. Purchases of available-for-sale securities totaled $214.6 million and $336.1 million during the nine-month periods ended September 30, 2019 and 2018 respectively. Proceeds from pay downs and calls of available-for-sale securities were $78.6 million and $51.5 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At September 30, 2019, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well-capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of September 30, 2019:

	Actual Ratios at September 30, 2019		Basel III
	Bank	Consolidated Company	Minimum Requirement	Minimum Requirement Plus 2.5% Buffer(1)	Well Capitalized Requirement Under FDIC Prompt Corrective Action Framework(2)
Tier 1 common equity ratio	11.86%	10.62%	4.5%	7.0%	6.5%
Tier 1 risk-based based capital ratio	11.86	10.62	6.0	8.5	8.0
Total risk-based based capital ratio	12.38	13.33	8.0	10.5	10.0
Tier 1 leverage ratio	9.75	8.76	4.0	n/a	5.0

(1)	The 2.5% buffer percentage represents the fully phased-in requirement as of January 1, 2019.
(2)	Only the Bank is subject to these requirements.

Implementation of the Basel III Capital Rules on January 1, 2019 did not have a material impact upon the operations of the Bank or Holding Company.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework.  The framework will first be available for use in the Bank’s March 31, 2020 Call Report.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes.  The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.

The Holding Company repurchased 469,390 and 973,200 shares of its common stock during the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, up to 991,750 shares remained available for purchase under authorized share purchase programs.  See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about repurchases of common stock.

The Holding Company paid $15.1 million and $15.7 million in cash dividends on common stock during the nine months ended September 30, 2019 and 2018, respectively.

Contractual Obligations

The Bank is obligated to make rental payments under leases on certain of its branches and equipment.  In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, or overnight or short-term borrowings, as well as customer CDs with fixed contractual interest rates.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of September 30, 2019:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$208,801	$—	$—	$—	$208,801
Other loan commitments	111,913	—	—	—	111,913
Stand-by letters of credit	2,145	—	—	—	2,145
Total Off-Balance Sheet Arrangements	$322,859	$—	$—	$—	$322,859

Asset Quality

General

The Bank does not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 7 to the Company’s Consolidated Financial Statements for a discussion of evaluation for impaired securities.

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

Non-accrual Loans

Within the Bank’s held-for-investment loan portfolio (excluding consumer loans), twelve non-accrual loans totaled $16.4 million at September 30, 2019, and sixteen non-accrual loans totaled $2.3 million at December 31, 2018.  During the nine months ended September 30, 2019, eleven loans totaling $24.4 million were placed on non-accrual status, four loans totaling $1.0 million were returned to accrual status, two loans totaling $2.6 million (including partial charge-off of $0.1 million) were paid off, six loans totaling $5.3 million were fully charged off, three loans totaling $1.4 million were sold, and principal amortization of $0.1 million was recognized on ten non-accrual loans. There were no changes on the remaining three non-accrual loans during the nine-month period ended September 30, 2019.

The increase in nonaccrual loans during the nine month period ended September 30, 2019 was the result of a single $20.0 million C&I relationship in which the borrower filed for bankruptcy. A bankruptcy trustee has been appointed and collections may occur over an extended period of time. The Bank recognized a $5.0 million charge-off during the three months ended September 30, 2019, and a $7.5 million specific reserve on the remaining $15.0 million loan balance, which was deemed impaired.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) totaled $15.2 million, consisting of four loans, at September 30, 2019, compared to $6.0 million, consisting of thirteen loans, at December 31, 2018.  During the nine months ended September 30, 2019, nine loans totaling $23.9 million were added to impaired status, four loans totaling $1.0 million were removed from impaired status, five loans totaling $6.8 million (including partial charge-off of $0.1 million) was paid off, six loans totaling $5.3 million were fully charged off, and principal amortization totaling $0.2 million was recognized on eight impaired loans.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	September 30, 2019	December 31, 2018	September 30, 2018
	(Dollars in Thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$1,161	$712	$443
Multifamily residential and residential mixed-use real estate	153	280	1,473
Commercial real estate and commercial mixed-use	63	1,041	1,059
C&I	15,000	309	—
Consumer	1	3	3
Total non-accrual loans	16,378	2,345	2,978
Non-accrual one-to-four family residential and consumer loans deemed homogeneous loans	(1,162)	(715)	(446)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	9	14	16
Multifamily residential and residential mixed-use real estate	—	271	227
Commercial real estate and commercial mixed-use	—	4,084	4,107
Total TDRs	9	4,369	4,400
Impaired loans	$15,225	$5,999	$6,932
Ratios:
Total non-accrual loans to total loans	0.30%	0.04%	0.06%
Total non-performing assets to total assets(2)	0.25	0.04	0.05

(1)	There were no non-accruing TDRs for the periods indicated.
(2)	Non-performing assets includes non-accrual loans.

See “Non-accrual Loans” above for explanation of increase to impaired loans during the nine month period ended September 30, 2019.

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the nine months ended September 30, 2019 or 2018.

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

At September 30, 2019 and December 31, 2018, no TDRs were collateralized by real estate that generated rental income.  For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment.  Any shortfall in the present value of the expected cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments).  For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment and any shortfall in valuation from the recorded balance is accounted for through a charge-off.  In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted.

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

The Bank had no OREO properties at September 30, 2019 or December 31, 2018. The Bank did not recognize any provisions for losses on OREO properties during the nine months ended September 30, 2019 or 2018.

Other Potential Problem Loans

Loans Delinquent 30 to 89 Days

The Bank had loans totaling $0.1 million that were delinquent between 30 and 89 days at September 30, 2019 and $0.4 million at December 31, 2018. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.03 million at both September 30, 2019 and December 31, 2018. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

The methodology utilized to determine the Company’s allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods ended September 30, 2019 and December 31, 2018.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	September 30, 2019	December 31, 2018	September 30, 2018
	(Dollars in Thousands)
Impaired loans	$7,500	$230	$—
Non-impaired loans:
Real estate loans	16,010	17,818	18,112
C&I loans	3,768	3,716	3,200
Consumer loans	16	18	18
Total	$27,294	$21,782	$21,330

A provision of $11.2 million and $0.3 million were recorded during the three month periods ended September 30, 2019 and 2018, respectively.  A provision of $11.1 million and $1.6 million were recorded during the nine month periods ended September 30, 2019 and 2018, respectively.

During the three and nine month periods ended September 30, 2019, the loan loss provision was driven mainly by a $5.0 million charge-off and a $7.5 million specific reserve both related to a single $20.0 million C&I relationship. The borrower has filed for bankruptcy. A bankruptcy trustee has been appointed and collections may occur over an extended period of time. A specific reserve of $7.5 million was recorded on the remaining $15.0 million loan balance.

For a further discussion of the allowance for loan losses and related activity during the three-month and nine-month periods ended September 30, 2019 and 2018, and as of December 31, 2018, please see Note 9 to the condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Assets.  Assets totaled $6.43 billion at September 30, 2019, $104.8 million above their level at December 31, 2018, primarily due to an increase in the loan portfolio and the initial recognition of the operating lease asset as a result of the adoption of ASU 2016-02.

Total loans increased $83.7 million during the nine months ended September 30, 2019. During the period, the Bank had originations of $820.0 million which exceeded $693.1 million of aggregate amortization on loans (also including refinancing of existing loans).

The Company adopted ASU 2016-02 on January 1, 2019 which resulted in $42.6 million of operating lease assets.

Liabilities.  Total liabilities increased $97.9 million during the nine months ended September 30, 2019, primarily due to an increase of $34.7 million in deposits, $25.0 million in escrows and other deposits, and $42.6 million for the initial recognition of the operating lease liabilities as a result of the adoption of ASU 2016-02.

Stockholders’ Equity.  Stockholders’ equity increased $6.8 million during the nine months ended September 30, 2019, due primarily to net income of $29.2 million, offset by $15.1 million in cash dividends paid during the period, and $8.8 million for the repurchase of Company Common Stock.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General.  Net income was $4.7 million during the three months ended September 30, 2019, a decrease of $7.1 million from net income of $11.8 million during the three months ended September 30, 2018.  During the three months ended September 30, 2019, net interest income increased by $1.2 million, non-interest income increased by $1.1 million, non-interest expense increased by $1.2 million, and income tax expense decreased by $2.7 million, offset by an increase in the loan loss provision of $10.9 million.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2019 and 2018 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,188,967	$50,732	3.91%	$5,200,021	$47,486	3.65%
C&I loans	312,472	4,442	5.69	186,686	2,729	5.85
Other loans	1,794	18	4.01	1,358	18	5.30
MBS and CMO securities	432,071	2,973	2.75	432,213	2,852	2.64
Investment securities	74,349	626	3.37	11,158	59	2.12
Other	181,646	1,488	3.28	185,292	1,480	3.19
Total interest-earning assets	6,191,299	60,279	3.89%	6,016,728	54,624	3.63%
Non-interest earning assets	255,083			215,073
Total assets	$6,446,382			$6,231,801

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$125,310	$56	0.18%	$114,865	$55	0.19%
Money Market accounts	1,845,594	6,883	1.48	2,264,082	7,542	1.32
Savings accounts	341,170	158	0.18	347,041	50	0.06
CDs	1,674,478	9,485	2.25	1,297,857	5,714	1.75
Borrowed funds	1,243,561	7,501	2.39	1,098,713	6,235	2.25
Total interest-bearing liabilities	5,230,113	24,083	1.83%	5,122,558	19,596	1.52%
Non-interest-bearing checking accounts	429,591			362,786
Other non-interest-bearing liabilities	176,191			135,435
Total liabilities	5,835,895			5,620,779
Stockholders’ equity	610,487			611,022
Total liabilities and stockholders’ equity	$6,446,382			$6,231,801
Net interest income		$36,196			$35,028
Net interest spread			2.07%			2.11%
Net interest-earning assets	$961,186			$894,170
Net interest margin			2.34%			2.33%
Ratio of interest-earning assets to interest-bearing liabilities			118.38%			117.46%

Deposits	$4,416,143	$16,582	1.49%	$4,386,631	$13,361	1.21%

Rate/Volume Analysis

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(118)	$3,364	$3,246
C&I loans	1,814	(101)	1,713
Other loans	5	(5)	—
MBS and CMO securities	1	120	121
Investment securities	433	134	567
Other	(32)	40	8
Total	$2,103	$3,552	$5,655

Interest-bearing liabilities:
Interest-bearing checking accounts	$4	$(3)	$1
Money market accounts	(1,483)	824	(659)
Savings accounts	1	107	108
CDs	1,897	1,874	3,771
Borrowed funds	850	416	1,266
Total	$1,269	$3,218	$4,487
Net change in net interest income	$834	$334	$1,168

Net interest income was $36.2 million during the three months ended September 30, 2019, an increase of $1.2 million from the three months ended September 30, 2018.  Average interest-earning assets were $6.19 billion for the three months ended September 30, 2019, an increase of $174.6 million from $6.02 billion for the three months ended September 30, 2018. Net interest margin (“NIM”) was 2.34% during the three months ended September 30, 2019, up from 2.33% during the three months ended September 30, 2018.

Interest Income.  Interest income was $60.3 million during the three months ended September 30, 2019, an increase of $5.7 million from the three months ended September 30, 2018, primarily reflecting increases of interest income of $3.2 million on real estate loans, $1.7 million on C&I loans, and $0.6 million in investment securities. The increased interest income on real estate loans was related to increased loan rates offset by a reduction of $11.1 million in the average balance of such loans in the period. The increased interest income on C&I loans was due to growth of $125.8 million in the average balance of such loans during the period, reflecting the build out of the Business Banking division. The increased interest income from investment securities was due to increased average balances of $63.2 million.

Interest Expense.  Interest expense increased $4.5 million, to $24.1 million, during the three months ended September 30, 2019, from $19.6 million during the three months ended September 30, 2018. The increased interest expense was mainly attributable to both growth in certificates of deposits average balances of $376.6 million and increased offering rates on such products, and growth in borrowings average balances of $144.8 million and higher rates as a result of the increase in market interest rates.

Provision for Loan Losses. The Company recognized a provision for loan losses of $11.2 million during the three months ended September 30, 2019, compared to a provision of $0.3 million for the three months ended September 30, 2018.

Non-Interest Income.  Non-interest income was $3.4 million during the three months ended September 30, 2019, an increase of $1.1 million from $2.2 million during the three months ended September 30, 2018, primarily due to an increase of gains of $0.4 million on sales of loans, an increase of service charges and other fee income of $0.5 million, and an increase of $0.2 million of loan level derivative income for the three months ended September 30, 2019.

Non-Interest Expense.  Non-interest expense was $22.8 million during the three months ended September 30, 2019, an increase of $1.2 million from $21.6 million during the three months ended September 30, 2018, primarily the result of increases in salary and employee benefits of $2.0 million due to adding relationship bankers and support staff as part of the Business Banking buildout.  This was offset by lower FDIC premium insurance expense.  During the three month period ended September 30, 2019, the Bank received notice that the FDIC’s Deposit Insurance Fund Reserve Ratio reached a pre-determined threshold, and as a result, an assessment credit from the FDIC totaling $0.5 million was recorded. In addition, no FDIC insurance premium expense was recognized for the three month period ended September 30, 2019.

Non-interest expense was 1.41% and 1.39% of average assets during the three-month periods ended September 30, 2019 and 2018, respectively.

Income Tax Expense.   Income tax expense was $0.9 million during the three months ended September 30, 2019, a decrease of $2.7 million from $3.5 million during the three months ended September 30, 2018.  The Company’s consolidated tax rate was 15.3% during the three months ended September 30, 2019, down from 23.1% during the three months ended September 30, 2018.  The lower tax rate for the three month period ended September 30, 2019 was primarily the result of lower pre-tax income during the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General.  Net income was $29.2 million during the nine months ended September 30, 2019, a decrease of $9.6 million from net income of $38.8 million during the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, net interest income decreased by $1.2 million, the provision for loan losses increased by $9.5 million, and non-interest expense increased by $3.0 million. This was offset by an increase in non-interest income of $0.8 million and a decrease in income tax expense of $3.1 million.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2019 and 2018 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$5,195,438	$150,720	3.87%	$5,314,378	$144,889	3.64%
C&I loans	283,527	12,012	5.65	156,543	6,541	5.57
Other loans	1,365	54	5.27	1,195	55	6.14
MBS	439,920	9,131	2.77	390,927	7,515	2.56
Investment securities	62,005	1,616	3.47	9,298	123	1.76
Other	163,446	4,392	3.59	197,439	4,537	3.06
Total interest-earning assets	6,145,701	177,925	3.86%	6,069,780	$163,660	3.60%
Non-interest earning assets	254,951			218,966
Total assets	$6,400,652			$6,288,746

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$121,865	$169	0.19%	$121,937	$166	0.18%
Money Market accounts	1,928,042	21,920	1.52	2,349,419	20,753	1.18
Savings accounts	333,381	248	0.10	353,707	165	0.06
CDs	1,578,922	25,533	2.16	1,225,272	15,016	1.63
Borrowed funds	1,217,036	22,031	2.42	1,134,797	18,384	2.16
Total interest-bearing liabilities	5,179,246	69,901	1.80%	5,185,132	$54,484	1.40%
Non-interest-bearing checking accounts	416,519			336,444
Other non-interest-bearing liabilities	197,649			158,485
Total liabilities	5,793,414			5,680,061
Stockholders’ equity	607,238			608,685
Total liabilities and stockholders’ equity	$6,400,652			$6,288,746
Net interest income		$108,024			$109,176
Net interest spread			2.06%			2.20%
Net interest-earning assets	$966,455			$884,648
Net interest margin			2.34%			2.40%
Ratio of interest-earning assets to interest-bearing liabilities			118.70%			117.06%

Deposits	$4,378,729	$47,870	1.46%	$4,386,779	$36,100	1.10%

Rate/Volume Analysis

	Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(3,290)	$9,121	$5,831
C&I loans	5,342	129	5,471
Other loans	8	(9)	(1)
MBS	971	645	1,616
Investment securities	1,036	457	1,493
Other	(846)	701	(145)
Total	$3,221	$$11,044	$$14,265

Interest-bearing liabilities:
Interest-bearing checking accounts	$(3)	$6	$3
Money market accounts	(4,259)	5,426	1,167
Savings accounts	(16)	99	83
CDs	4,989	5,528	10,517
Borrowed funds	1,384	2,263	3,647
Total	$2,095	$13,322	$15,417
Net change in net interest income	$1,126	$(2,278)	$(1,152)

Net Interest Income.  Net interest income was $108.0 million during the nine months ended September 30, 2019, a decrease of $1.2 million from $109.2 million during the nine months ended September 30, 2018.  Average interest-earning assets were $6.15 billion for the nine months ended September 30, 2019, an increase of $75.9 million compared to $6.07 billion for the nine months ended September 30, 2018. Net interest margin was 2.34% during the nine months ended September 30, 2019, down from 2.40% during the nine months ended September 30, 2018.

Interest Income.  Interest income was $177.9 million during the nine months ended September 30, 2019, an increase of $14.3 million from the nine months ended September 30, 2018, primarily reflecting increases in interest income of $5.8 million on real estate loans, $5.5 million on C&I loans, $1.6 million on mortgage-backed securities, and $1.5 million on investment securities. The increased interest income on real estate loans was related to increased loan rates offset by a reduction of $118.9 million in the average balance of such loans in the period. The increased interest income was due to growth of $127.0 million in the average balances of C&I loans during the period, reflecting the buildout of the Business Banking division. The increased interest income from mortgage-backed securities and investment securities was due to the increase in the average balances of $49.0 million and $52.7 million, respectively.

Interest Expense.  Interest expense increased $15.4 million, to $69.9 million, during the nine months ended September 30, 2019, from $54.5 million during the nine months ended September 30, 2018. The increased interest expense was mainly attributable to an increase in average balances of borrowings of $82.2 million, and growth in certificates of deposits average balance of $353.7 million due to increased offering rates on CD products, and increased offering rates on money market accounts, offset by a decrease of $421.4 million in the average balance of money market accounts primarily driven by outflows from DimeDirect, the Bank’s online deposit channel.

Provision for Loan Losses. The Company recognized a provision for loan losses of $11.1 million during the nine months ended September 30, 2019, compared to a provision of $1.6 million for the nine months ended September 30, 2018.

Non-Interest Income.  Non-interest income was $8.5 million during the nine months ended September 30, 2019, an increase of $0.8 million from $7.7 million during the nine months ended September 30, 2018, due to an increase in gains of $0.9 million from the sale of loans, an increase of $0.7 million in service charges and other fees for higher mortgage related fees, and loan level derivative income of $0.5 million, offset by a decrease in gains on the sale of securities by $1.1 million.

Non-Interest Expense.  Non-interest expense was $67.1 million during the nine months ended September 30, 2019, an increase of $3.0 million from $64.1 million during the nine months ended September 30, 2018, reflecting increases of $3.9 million in salaries and employee benefits, $0.3 million in occupancy and equipment, and $0.4 million in data processing costs, offset by decreases of $0.8 million in marketing expense and a decrease of $1.0 million in federal deposit insurance premium expense. The $3.9 million in salaries and employee benefits increase was due to adding relationship bankers and support staff as part of the Business Banking buildout. The increase in data processing cost was due to various technology initiatives throughout the Bank.  The increase in occupancy and equipment expense is due to additional space related to the buildout of the Business Banking division. During the nine month period ended September 30, 2019, the Bank received notice that the FDIC’s Deposit Insurance Fund Reserve Ratio reached a pre-determined threshold, and as a result, the Bank only recognized FDIC insurance premium expense for the first quarter of 2019 as an assessment credit from the FDIC totaling $0.5 million was recorded for the second quarter of 2019, and no FDIC insurance premium expense was recognized for the third quarter of 2019.

Non-interest expense was 1.40% and 1.36% of average assets during the nine-month periods ended September 30, 2019 and 2018, respectively.

Income Tax Expense.   Income tax expense was $9.1 million during the nine months ended September 30, 2019, down $3.1 million from $12.2 million during the nine months ended September 30, 2018.  The Company’s consolidated tax rate was 23.7% during the nine months ended September 30, 2019, down from 24.0% during the nine months ended September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2018 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2019.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company’s market risk continues to reside at the Bank level.  The Bank’s largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2019, the Company owned thirteen marketable equity securities carried at a fair value of $5.8 million, in which market value adjustments are recorded through the statement of income.  During the nine months ended September 30, 2019, the Company conducted twelve transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

In order to measure the Bank’s sensitivity to changes in interest rates, EVE is calculated under market interest rates prevailing at a given quarter-end (“Pre-Shock Scenario”), and under various other interest rate scenarios (“Rate Shock Scenarios”) representing immediate, permanent, parallel shifts in the term structure of interest rates from the actual term structure observed in the Pre-Shock Scenario. An increase in the EVE is considered favorable, while a decline is considered unfavorable. The changes in EVE between the Pre-Shock Scenario and various Rate Shock Scenarios due to fluctuations in interest rates reflect the interest rate sensitivity of the Bank’s assets, liabilities, and off-balance sheet items that are included in the EVE. Management reports the EVE results to the Bank’s Board of Directors on a quarterly basis. The report compares the Bank’s estimated Pre-Shock Scenario EVE to the estimated EVE calculated under the various Rate Shock Scenarios.

The Bank’s valuation model makes various estimates regarding cash flows from principal repayments on loans and deposit decay rates at each level of interest rate change.  The Bank’s estimates for loan repayment levels are influenced by the recent history of prepayment activity in its loan portfolio, as well as the interest rate composition of the existing portfolio, especially in relation to the existing interest rate environment. In addition, the Bank considers the amount of fee protection inherent in the loan portfolio when estimating future repayment cash flows.  Regarding deposit decay rates, the Bank tracks and analyzes the decay rate of its deposits over time, with the assistance of a reputable third party, and over various interest rate scenarios.  Such results are utilized in determining estimates of deposit decay rates in the valuation model.  The Bank also generates a series of spot discount rates that are integral to the valuation of the projected monthly cash flows of its assets and liabilities.  The Bank’s valuation model employs discount rates that it considers representative of prevailing market rates of interest with appropriate adjustments it believes are suited to the heterogeneous characteristics of the Bank’s various asset and liability portfolios.  No matter the care and precision with which the estimates are derived, actual cash flows could differ significantly from the Bank’s estimates resulting in significantly different EVE calculations.

The analysis that follows presents, as of September 30, 2019 and December 31, 2018, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rates, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both September 30, 2019 and December 31, 2018.

	At September 30, 2019			At December 31, 2018
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$532,945	$6,071	1.2%	$643,531	$(27,967)	(4.2)%
Pre-Shock Scenario	526,873	—	—	671,498	—	—

The Bank’s Pre-Shock Scenario EVE decreased from $671.5 million at December 31, 2018 to $526.9 million at September 30, 2019. The primary factors contributing to the lower EVE at September 30, 2019 were the payments of $50.0 million of dividends from the Bank to the Holding Company and an increase in the value of the Bank’s core deposit liability and borrowings. These factors were partially offset by an increase in the value of the Bank’s loan portfolio due to a slightly lower duration.

The Bank’s EVE in the +200 basis point Rate Shock Scenario decreased from $643.5 million at December 31, 2018 to $532.9 million at September 30, 2019.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank’s net interest income over the 12-month period beginning September 30, 2019 assuming gradual changes in interest rates for the given rate scenarios:

Gradual Change in Interest rates of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(3.2)%
+ 100 Basis Points	(1.7)%

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2019, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings.  Certain of these matters may seek substantial monetary damages.  In the opinion of management, the Company is involved in no actions or proceedings that are likely to have a material adverse impact on its financial condition and results of operations as of September 30, 2019.

Item 1A.	Risk Factors

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs (1)
July 2019	—	$—	—	991,750
August 2019	—	—	—	991,750
September 2019	—	—	—	991,750

(1) This repurchase plan was publicly announced in October 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2018 (File No. 000-27782))

4.1
Form of Stock Certificate of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on September 28, 1998 (File No. 000-27782))

4.2
Indenture, dated as of September 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 13, 2017 (File No. 000-27782))

4.3
First Supplemental Indenture, dated as of September 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 13, 2017 (File No. 000-27782))

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 8, 2019	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: November 8, 2019	By:	/s/ AVINASH REDDY
Avinash Reddy
Executive Vice President and Chief Financial Officer