Form 10-K
period 2019-12-31
DIME COMMUNITY BANCSHARES INC
filed 2020-03-12
CIK 1005409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
Commission file number 0-27782

Dime Community Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3297463
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300 Cadman Plaza West, 8th Floor, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 782-6200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	DCOM	The Nasdaq Stock Market, LLC
Preferred Stock, Series A, par value $0.01 per share	DCOMP	The Nasdaq Stock Market, LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $587.5 million based upon the $18.99 closing price on the NASDAQ National Market for a share of the registrant’s common stock on June 30, 2019.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at March 12, 2020
$0.01 Par Value	34,406,513

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on May 28, 2020 and any adjournment thereof, are incorporated by reference in Part III.

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

●	other risks, as enumerated in the section entitled “Risk Factors.”

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1.	Business

General

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on June 26, 1996. On January 24, 2019, the Bank filed an application with the New York Department of Financial Services (“NYSDFS”) seeking approval to convert from a New York stock form savings bank to a New York commercial bank (the “Charter Conversion”).  Simultaneous with the Charter Conversion application to NYSDFS, the Company filed an application with the Federal Reserve Bank of Philadelphia to delist as a savings and loan holding company and elect to become a bank holding company.  Having received all applicable regulatory approvals, on April 25, 2019, the Bank completed the Charter Conversion, and began operating as a New York commercial bank. Simultaneously, the Company began operating as a bank holding company. At December 31, 2019, the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $115.0 million subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and operated as a New York State-chartered stock savings bank until April 2019.  Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflects the Bank’s evolving business model and emphasizes its broader geographic and business reach while retaining the Bank’s mission to be in and of the communities it serves, including the virtual online community. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, commercial and industrial (“C&I”) loans, and one-to-four family residential real estate loans, as well as mortgage-backed securities, obligations of the U.S. government and government- sponsored enterprises (“GSEs”), and corporate debt and equity securities.

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

Market Area and Competition

The Bank has historically operated as a community-oriented financial institution providing financial services, including various deposit related products, for its retail customer base and broker-sourced loans primarily for multifamily housing within its market areas. In early 2017, the Bank hired two seasoned executives to build out a relationship-banking platform that would provide both deposit products and relationship-based loan products to business customers in its footprint.

The Bank maintains its headquarters in the borough of Brooklyn, New York, and as of December 31, 2019 operated twenty-nine full-service retail banking offices located in the NYC boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York. The Bank gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, and via the internet. The Bank’s primary lending area is in the greater NYC metropolitan area.  The majority of the Bank’s loans are secured by properties located in its primary lending area, with approximately 79% secured by real estate located in the NYC boroughs of Brooklyn, Queens and Manhattan as of December 31, 2019. The Bank also lends in markets that are contiguous to the aforementioned NYC boroughs.

The NYC banking environment is extremely competitive. The Bank’s competition for loans exists principally from savings banks, commercial banks, mortgage banks, and insurance companies and GSEs. The Bank continues to face sustained competition for the origination of multifamily residential and commercial real estate loans, which together comprised 88.7% of the Bank’s loan portfolio at December 31, 2019. Competition for C&I and one-to-four family loans also exists as the Bank develops these portfolios.

The Bank gathers deposits in direct competition with savings banks, commercial banks and brokerage firms, many among the largest in the nation. It must additionally compete for deposit monies with the stock and bond markets, especially during periods of strong performance in those arenas. Over the previous decade, consolidation in the financial services industry, coupled with the emergence of Internet banking, has dramatically altered the deposit gathering landscape. Facing increasingly larger and more efficient competitors, the Bank’s strategy to attract depositors has utilized various marketing approaches, relationship-based lending funded by low cost deposits and the delivery of technology-enhanced, and customer-friendly banking services while controlling operating expenses.

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

Lending Activities

The Bank historically focused on originating non-recourse loans, sourced by brokers, on multifamily and commercial real estate properties to limited liability companies. In early 2017, the Bank hired two seasoned executives to build out a relationship-banking platform that would provide both deposit products and relationship-based loan products to business customers in its footprint. The Bank’s lending is subject to the Bank’s lending policies, which are approved by the Board’s Lending and Community Reinvestment Act (“CRA”) Committee on an annual basis. The types of loans the Bank may originate are subject to New York State (“NYS”) laws and regulations (See “Item 1. Business - Regulation – Regulation of New York State Chartered Commercial Banks”).

The Board of Directors of the Bank establishes lending authority levels for the various loan products offered by the Bank. The Bank maintains a Loan Operating Committee which, as of December 31, 2019, consisted of the President and Chief Executive Officer, Senior Executive Vice President and Chief Operating Officer, Senior Executive Vice President and Chief Banking Officer, Executive Vice President and Chief Risk Officer, Executive Vice President and Chief Lending Officer, and Senior Vice President and Senior Lending Officer of Commercial Lending. The Loan Operating Committee has the authority to approve any portfolio loan origination. All loans approved by the Loan Operating Committee are presented to the Bank’s Board of Directors for its review.  Loans above $30 million must also be approved by the Executive Committee of the Board.

The Bank originates both adjustable-rate mortgages (“ARMs”) and fixed-rate loans, depending upon customer demand and market rates of interest.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2019 and December 31, 2018 – Loan Portfolio Composition” for details on the Bank’s loan portfolio.

Multifamily Residential and Commercial Real Estate Lending

The majority of the Bank’s loan portfolio consists of originating adjustable- and fixed-rate multifamily residential (generally buildings possessing a minimum of five residential units) and commercial real estate loans. The properties securing these loans are generally located in the Bank’s primary lending area.

At December 31, 2019, multifamily residential loans and commercial real estate loans originated by the Bank were secured by three distinct property types: (1) fully residential apartment buildings; (2) “mixed-use” properties featuring a combination of residential and commercial units within the same building; and (3) fully commercial buildings. The underwriting procedures for each of these property types were substantially similar. The Bank classified loans secured by fully residential apartment buildings as multifamily residential loans in all instances. Loans secured by fully commercial real estate were classified as commercial real estate loans in all instances. Loans secured by mixed-use properties were classified as either residential mixed-use (a component of total multifamily residential loans) or commercial mixed-use (a component of total commercial real estate loans) based upon the percentage of the property’s rental income received from its residential as compared to its commercial tenants. If 50% or more of the rental income was received from residential tenants, the full balance of the loan was classified as multifamily residential. If less than 50% of the rental income was received from residential tenants, the full balance of the loan was classified as commercial real estate.

Multifamily residential loans in the Bank’s portfolio generally range in amount from $1.0 million to $7.0 million.  Commercial real estate loans in the Bank’s portfolio generally range in amount from $1.0 million to $5.0 million.

The typical multifamily residential and commercial real estate ARM carries a final maturity of 10 or 12 years, and an amortization period not exceeding 30 years. These loans generally have an interest rate that adjusts once after the fifth or seventh year, indexed to the 5-year Federal Home Loan Bank of New York (“FHLBNY”) advance rate plus a spread typically approximating 250 basis points, but generally may not adjust below the initial interest rate of the loan. Prepayment fees are assessed throughout the majority of the life of the loans. The Bank may also offer interest only loans, i.e., loans that do not amortize principal during part of the contractual maturity period. The Bank also offers fixed-rate, self-amortizing, multifamily residential and commercial real estate loans with maturities of up to fifteen years.

Multifamily residential real estate loans are either retained in the Bank’s portfolio, sold in the secondary market to other third-party financial institutions, or may be securitized. The Bank currently has no formal arrangement pursuant to which it sells multifamily residential or commercial real estate loans to the secondary market.

The Bank’s underwriting standards for multifamily residential and commercial real estate loans generally require: (1) a maximum loan-to-value ratio of 75% based upon an appraisal performed by an independent, state licensed appraiser, and (2) sufficient rental income from the underlying property to adequately service the debt, represented by a minimum debt service ratio of 1.20x for multifamily residential and 1.25x for commercial real estate loans. The weighted average loan-to-value and debt service ratios approximated 52.7% and 1.59x, respectively, on all multifamily residential real estate loans originated during the year ended December 31, 2019, and 63.9% and 1.72x, respectively, on commercial real estate loans originated during the year ended December 31, 2019. The Bank additionally requires all multifamily residential and commercial real estate borrowers to represent that they are unaware of any environmental risks directly related to the collateral. In instances where the Bank’s property inspection procedures indicate a potential environmental risk on a collateral property, the Bank will require a Phase 1 environmental risk analysis to be completed, and will decline loans where any significant residual environmental liability is identified. The Bank further considers the borrower’s experience in owning or managing similar properties, the Bank’s lending experience with the borrower, and the borrower’s credit history and business experience, as well as other criteria.

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

Commercial real estate loans are generally viewed as exposing lenders to a greater risk of loss than both one-to-four family and multifamily residential real estate loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans is generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon its rentability, among other commercial factors. This increased risk is partially mitigated in the following manners: (i) the Bank requires, in addition to the security interest in the commercial real estate, a security interest in the personal property associated with the collateral and standby assignments of rents and leases from the borrower; and (ii) the interest rate on commercial real estate loans generally exceeds that on multifamily residential loans.

Included in commercial real estate loans are also certain Small Business Administration (“SBA”) loans in which the loan is secured by underlying real estate as collateral. The Bank may sell a portion of the loan, guaranteed by the SBA, to a third-party investor. The Bank will continue to service the loan after the sale.

As a NYS-chartered stock commercial bank originating loans secured by real estate having a market value at least equal to the loan amount at the time of origination, the Bank is generally not subject to the regulations of its primary regulator, the New York State Department of Financial Services (“NYSDFS”) limiting individual loan or borrower exposures.

Commercial and Industrial (“C&I”) Loans

The C&I loan portfolio is primarily comprised of lines of credit, revolving lines of credit, and term loans. These loans are originated as part of the Bank’s relationship-based lending to borrowers who are either businesses or high net worth individuals. The owners of these businesses typically provide recourse such that they guarantee the debt. The lines of credit are generally secured by the assets of the business, though they may at times be issued on an unsecured basis. Generally speaking, they are subject to renewal on an annual basis based upon review of the borrower’s financial statements. Term loans are generally secured by either specific or general asset liens of the borrower’s business. These loans are granted based upon the strength of the cash generation ability of the borrower.

The Bank may originate adjustable- and fixed-rate C&I loans. C&I loans in the Bank’s portfolio vary in size depending on the type of product. As of December 31, 2019, the C&I portfolio primarily consisted of loans to the following industries: finance and insurance; healthcare and social assistance; real estate rental and leasing; and generally high net worth individuals. As of December 31, 2019, the largest C&I loan was $30.7 million.

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

During the year ended December 31, 2018, the Bank resumed originations of one-to-four family loan products under a newly hired, experienced Residential Lending team.  This initiative is intended to offer more lending products to its borrowers across its branch locations and existing business clientele and to diversify the Bank’s lending portfolio. The Bank will continue to sell originations of one-to-four family fixed-rate residential loans in the secondary market, and retain non-conforming and adjustable-rate loans on its balance sheet.  The Bank outsources the servicing of a portion of its one-to-four family loan portfolio, including one-to-four family loans serviced for other investors, to an unrelated third party under a sub-servicing agreement. During the year ended December 31, 2019, the Residential Lending team originated and retained $54.0 million of one-to-four family loans, with an average loan size of $0.75 million.  During the year ended December 31, 2019, the Bank originated and sold $22.7 million of one-to-four family loans.

Home Equity and Home Improvement Loans

During the year ended December 31, 2013, the Bank ceased origination of home equity and home improvement loans. In the existing portfolio, home equity loans and home improvement loans, the majority of which are included in one-to-four family loans, were originated to a maximum of $500,000. The combined balance of the first mortgage and home equity or home improvement loan was not permitted to exceed 75% of the appraised value of the collateral property at the time of origination of the home equity or home improvement loan. At the time of origination, interest rates offered on home equity and home improvement loans was initially at the prime interest rate, and after six months, the interest rate adjusts and ranges from the prime interest rate to 100 basis points above the prime interest rate in effect at the time. The interest rate on the loan can never fall below the rate at origination. The Bank may offer home equity and home improvement loan products under the Residential Lending team during 2020.

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

Allowance for Loan Losses

U.S. generally accepted accounting principles (“GAAP”) require the Bank to maintain an appropriate allowance for loan losses. The Bank maintains a Loan Loss Reserve Committee consisting of the Senior Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Risk Officer, Senior Vice President and Controller, Senior Vice President and Chief Accounting Officer, Senior Vice President and Chief Credit Officer, First Vice President - Loan Servicing, and Director of Credit Administration, charged with, among other functions, responsibility for monitoring the appropriateness of the loan loss reserve.

To assist the Loan Loss Reserve Committee in carrying out its assigned duties, the Bank engages the services of an independent, experienced third-party loan review firm to perform a review of the loan portfolio. The 2019 review program covered 50% of the non-one-to-four family and consumer loan portfolio, 100% of ADC loans, 100% of SBA loans, 100% of C&I loans greater than $0.25 million, and 100% of owner-occupied non-farm non-residential loans. Included within the annual 50% target of the non-one-to-four family and consumer loan portfolio were:

(1)	twenty largest loan relationships;
(2)	twenty largest loans;
(3)	ten largest multifamily residential real estate loans;
(4)	ten largest multifamily mixed-use real estate loans;
(5)	ten largest pure commercial real estate loan portfolio;
(6)	ten largest commercial mixed-use real estate loans;
(7)	all loans over $500,000 that were scheduled to reprice during the year;
(8)	30% of all new loan originations during the year;
(9)	70% of all commercial real estate loans;
(10)	internally criticized and classified loans over $250,000 plus additionally identified loans;
(11)	all commercial loans over $1.5 million that were in the lowest three categories of pass loan grade (including Watch list loans);
(12)	all ADC loans;
(13)	all SBA loans;
(14)	all C&I over $250,000 plus additionally identified loans; and
(15)	all owner-occupied commercial real estate.

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

The Bank’s periodic evaluation of its allowance for loan losses is comprised of different components, each of which is discussed in Note 7 to the Company’s Consolidated Financial Statements.

The Bank also maintains a reserve associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in periodic non-interest expense.

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “(ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), referred to as “Current Expected Credit Loss”  (“CECL”), which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. This standard requires financial institutions and other organizations to use forward-looking information to better inform their credit loss estimates.

In anticipation of adoption, the Company has established the CECL Subcommittee, a subcommittee of the Loan Loss Reserve Committee to oversee the adoption of ASU 2016-13 on its consolidated financial statements. The Company has licensed a third party model to assist with the measurement of expected credit losses. The CECL Subcommittee has determined loan segments based on credit risk of the loan portfolio, completed data validation, and developed qualitative adjustments. The CECL Subcommittee is in the process of developing and updating internal policies, procedures, and key controls over the calculation of the allowance for credit losses (“ACL”). The Company has also engaged an independent third party vendor which is in the process of reviewing the regression models, assumptions utilized, and validating the model for measuring the expected credit losses. The model validation report has not yet been finalized.

Upon adoption, the Company expects to recognize a one-time cumulative effect change to the allowance for loan losses. The Company is currently estimating that the impact upon adoption of CECL, including off-balance sheet exposures, as well as current economic conditions and forecasts, will not have an  impact to the consolidated financial statements based on the Bank’s current loan portfolio. The Company estimates that the change in the ACL from the probable incurred allowance for loan losses could be in the range of a decrease of $2.0 million to an increase of $2.0 million. Upon completion of the aforementioned items, the Loan Loss Reserve Committee, who has oversight over the implementation of CECL, is expected to finalize and approve the adoption of the standard during the first quarter of 2020.

Investment Activities

Investment strategies are implemented by the Asset and Liability Committee (“ALCO”), which is comprised of the President and Chief Executive Officer, Senior Executive Vice President and Chief Operating Officer, Senior Executive Vice President and Chief Banking Officer, Executive Vice President and Chief Risk Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Retail Officer, and other senior officers. The strategies take into account the overall composition of the Bank’s balance sheet, including loans and deposits, and are intended to protect and enhance the Bank’s earnings and market value, and effectively manage both interest rate risk and liquidity. The strategies are reviewed periodically by the ALCO and reported to the Board of Directors.

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

The Bank’s investment policy allows for new investments in corporate debt to companies rated “investment grade” according to the investment policy at the time of purchase, and limits investments in any one corporate entity to the lesser of 2% of total assets or 20% of the Bank’s total capital. The investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Government, federal agencies and GSEs, to an amount not exceeding: 1% of total assets and 5% of the Bank’s total capital for municipal securities with a single “A” rating, 2% of total assets and 10% of total capital for municipal securities with a triple “A” rating, 1% of total assets and 15% of the Bank’s total capital for MBS and CMO securities with single “A” ratings, and 2% of total assets and 20% of total capital for MBS and CMO securities with triple “A” ratings. The Bank was in compliance with this policy limit at both December 31, 2019 and 2018. The Bank may engage in hedging transactions utilizing derivative instruments with Board approval. During the years ended December 31, 2019 and 2018, the Bank did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

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

Investment Strategies of the Holding Company

The Holding Company’s investment policy generally calls for investments in relatively short-term, liquid securities similar to those permitted by the securities investment policy of the Bank. The investment policy allows for new investments in corporate debt to companies rated “investment grade” according to the investment policy at the time of purchase, and limits investments in any one corporate entity to the lesser of 2% of total assets or 20% of the Company’s total capital. The investment policy limits a combined investment in securities issued by any one entity, with the exception of obligations of the U.S. Government, federal agencies and GSEs, to an amount not exceeding: 1% of total assets and 5% of the Company’s total capital for municipal securities with a single “A” rating, 2% of total assets and 10% of total capital for municipal securities with a triple “A” rating, 1% of total assets and 15% of the Company’s total capital for MBS and CMO securities with single “A” ratings, and 2% of total assets and 20% of total capital for MBS and CMO securities with Triple “A” ratings. The Holding Company may, with Board approval, engage in hedging transactions utilizing derivative instruments. During the years ended December 31, 2019 and 2018, the Holding Company did not hold any derivative instruments or embedded derivative instruments that required bifurcation.

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

The Holding Company cannot assure that it will engage in these investment activities in the future. At December 31, 2019, the Holding Company’s principal asset was its $689.5 million investment in the Bank’s common stock. This investment in its subsidiary is not actively managed and falls outside of the Holding Company investment policy and strategy discussed above.

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

Sources of Funds

General

The Bank’s primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments, and advances from the FHLBNY and overnight or short-term borrowings from the American Financial Exchange (“AFX”). The Bank may also sell or securitize selected multifamily residential, mixed-use and one-to-four family residential real estate loans to private sector secondary market purchasers and has in the past sold such loans to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the State of New York Mortgage Agency (“SONYMA”). The Company may additionally issue debt or capital stock under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

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

The Bank also participates in various brokered deposits programs to obtain brokered deposits, such as Certificate of Deposit Account Registry Service (“CDARS”), through which it can either purchase or sell CDs, and Insured Cash Sweep (“ICS”), through which it can either purchase or sell money market accounts. Purchases of brokered deposits are limited by Bank policy to an aggregate of 10% of total assets.

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

In December 2018, the Bank became a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily.

Capital Stock Issuance

On February 5, 2020, the Company completed an underwritten public offering of 2,999,200 shares, or $75.0 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Preferred Stock”), with a liquidation preference of $25.00 per share. The Company will pay dividends from the original date of issuance, when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2020. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after February 15, 2025, or within 90 days under certain circumstances.

Subsidiary Activities

In addition to the Bank, the Holding Company’s indirect subsidiaries consist of seven corporations, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company’s indirect subsidiaries, other than the Bank, as of December 31, 2019:

Direct Subsidiaries of the Bank	Year / State of Incorporation	Primary Business Activities
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate.

DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans.

DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one-to-four family real estate loans.

Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.)	1997 / New York	Sale of non-FDIC insured investment products. Currently inactive.

Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.

195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate. Currently inactive.

DSB Holdings NY, LLC	2015 / New York	Management and ownership of real estate. Currently inactive.

Personnel

As of December 31, 2019, the Company had 421 full-time and 36 part-time employees. The employees are not represented by a collective bargaining unit, and the Holding Company and all of its subsidiaries consider their relationships with their employees to be good.

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

State and Local Taxation

The Company is subject to NYS franchise tax on a consolidated basis. NYS enacted several reforms in 2014 (the “Tax Reform Package”) to its tax structure, including changes to the franchise, sales, estate and personal income taxes. These changes generally became effective for tax years beginning on or after January 1, 2015. The Tax Reform Package is intended to simplify the existing corporate tax code for NYS businesses while remaining relatively neutral in relation to corporate tax receipts. For tax years beginning on or after January 1, 2015, the NYS income tax rate applied to the Company apportioned NYS taxable income is 6.5%.

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

Regulation

General

The Bank is a NYS-chartered commercial bank.  It was formerly a NYS-chartered savings bank but converted to a NYS commercial bank charter, effective April 25, 2019.  The Holding Company became a bank holding company, rather than a savings and loan holding company, at the same time.  The Bank’s primary regulator is the NYSDFS, and the Bank’s primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”), which regulates and examines state-chartered banks that are not members of the Federal Reserve System (“State Nonmember Banks”). The FDIC also administers laws and regulations applicable to all FDIC-insured depository institutions. The Holding Company is a bank holding company, within the meaning of the Bank Holding Company Act of 1956 (“BHCA”) and is subject to regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”) and, more specifically, the Federal Reserve Bank of New York.

The Bank’s deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is required to file reports with both the NYSDFS and the FDIC concerning its activities and financial condition, and to obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. Both the NYSDFS and the FDIC conduct periodic examinations to assess the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a state-chartered bank may engage and is intended primarily for the protection of the DIF and depositors and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. As a publicly-held unitary bank holding company, the Holding Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, both the SEC, under the federal securities laws, and the Federal Reserve Bank of Philadelphia.

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

The following discussion is intended to be a summary of the material statutes and regulations applicable to NYS chartered commercial banks and bank holding companies. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations discussed.

Regulation of New York State Chartered Commercial Banks

Business Activities. The Bank derives its lending, investment, and other authority primarily from the New York Banking Law (“NYBL”) and the regulations of the NYSDFS, subject to limitations under applicable FDIC laws and regulations. Pursuant to the NYBL, the Bank may invest in all types of loans including real estate loans secured by residential and commercial real estate, and commercial and consumer loans, certain types of debt securities (including certain corporate debt securities and obligations of federal, state, and local governments and agencies), and certain other assets. The lending powers of NYS-chartered commercial banks are not generally subject to percentage-of-assets or capital limitations, although there are limits applicable to loans to individual borrowers.

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

The Basel III Capital Rules provided for a number of deductions from, and adjustments to, CET1. These include, for example, the requirement that servicing right assets (“SRA”), deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Implementation of the deductions from, and other adjustments to, CET1 began on January 1, 2015 and were phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increased by 0.625% each subsequent January 1, until reaching 2.5% on January 1, 2019. The Basel III Capital Rules also revised the definitions and components of regulatory capital, and addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.

With respect to the Bank, the Basel III Capital Rules revised the “prompt corrective action” (“PCA”) regulations adopted pursuant to the Federal Deposit Insurance Act (“FDIA”) by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the previous 6.0%); and (iii) eliminating the provision that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III Capital Rules did not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules increased the required capital levels of the Bank and subjected the Holding Company to consolidated capital rules. The Bank and Holding Company made the one-time, permanent election to continue to exclude the effects of accumulated other comprehensive income or loss items included in stockholders’ equity for the purposes of determining the regulatory capital ratios. See Note 25 to the consolidated financial statements for a discussion of regulatory matters.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9% tier 1 capital to average total consolidated assets, will be eligible to opt into a “Community Bank Leverage Ratio” framework.  The alternative framework will first be available for use in the Bank’s March 31, 2020 Call Report.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes.  The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.

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

Limitation on Capital Distributions

The NYBL and the New York banking regulations, as well as FDIC and FRB regulations impose limitations upon capital distributions by state-chartered banks, such as cash dividends, payments to purchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

Under the NYBL and the New York banking regulations, NYS-chartered commercial banks may declare and pay dividends out of net profits, unless there is an impairment of capital, however, approval of the New York State Superintendent of Financial Services (‘‘Superintendent’’) is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

Under FDIC PCA regulations, the Bank would be prohibited from making a capital distribution if, after the distribution, the Bank would fail to satisfy its minimum capital requirements, as described above (See “Part I - Item 1. Business - Regulation - Regulation of New York State Chartered Commercial Banks – PCA”).

Liquidity

Pursuant to FDIC regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation.

Assessments

NYS-chartered commercial banks are required by the NYBL to pay annual assessments to the NYSDFS in connection with its regulation and supervision (including examination) of the Bank. This annual assessment is based primarily on the asset size of the Bank, among other factors determined by the NYSDFS. The Bank is not required to pay additional assessments to the FDIC for its regulation and supervision (including examination) of the Bank as a State Nonmember Bank, however, the Bank is required to pay assessments to the FDIC as an insured depository institution. (See “Insurance of Deposit Accounts”).

Branching

Subject to certain limitations, NYS and federal law permit NYS-chartered banks to establish branches in any state of the United States. In general, federal law allows the FDIC, and the NYBL allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger. The NYBL authorizes NYS-chartered banks to open and occupy de novo branches outside the State of New York. Pursuant to the Reform Act, the FDIC is authorized to approve the establishment by a state bank of a de novo interstate branch if the intended host state allows de novo branching within that state by banks chartered by that state.

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

The Bank is also subject to provisions of the NYBL that impose continuing and affirmative obligations upon a NYS-chartered bank to serve the credit needs of its local community (the ‘‘NYCRA’’). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the NYSDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Bank’s most recent rating under the NYCRA was “Satisfactory”.

Transactions with Related Parties

The Bank’s authority to engage in transactions with its ‘‘affiliates’’ is limited by FDIC regulations, Sections 23A and 23B of the Federal Reserve Act (‘‘FRA’’), and Regulation W issued by the FRB. FDIC regulations regarding transactions with affiliates generally conform to Regulation W. These provisions, among other matters, prohibit, limit or place restrictions upon a depository institution extending credit to, purchasing assets from, or entering into certain transactions (including securities lending, repurchase agreements and derivatives activities) with, its affiliates, which, for the Bank, would include the Holding Company and any other subsidiary of the Holding Company.

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

Historically, the Bank prohibited loans to its directors and executive officers. In April 2018, the Bank approved a policy permitting loans to directors and executive officers secured by their primary residences substantially on the same terms and conditions the Bank extends credit to its borrowers. At December 31, 2019, there were no loans to directors or executive officers secured by their primary residences.  The Holding Company presently prohibits loans to directors and executive officers.

Enforcement

Under the NYBL, the Superintendent possesses enforcement power over NYS-chartered commercial banks. The NYBL gives the Superintendent authority to order a NYS-chartered bank to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to maintain prescribed books and accounts. Upon a finding by the Superintendent that a director, trustee or officer of a bank has violated any law, or has continued unauthorized or unsafe practices in conducting its business after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard. The Superintendent also has authority to appoint a conservator or receiver, such as the FDIC, for a bank under certain circumstances.

Under the FDIA, the FDIC possesses enforcement authority for FDIC insured depository institutions and has the authority to bring enforcement action, including civil monetary penalties, against insured institutions and all ‘‘institution-affiliated parties,’’ including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty or certain other wrongful actions that cause, or are likely to cause, more than minimal loss to or other significant adverse effect on an insured depository institution. Under the BHCA and the FDIA, the FRB possesses similar authority to bring enforcement actions and impose civil monetary penalties against bank holding companies for violations of applicable law or regulation. In addition, regulators possess substantial discretion to take enforcement action against an institution that fails to comply with the law, particularly with respect to capital requirements. Possible enforcement actions range from informal enforcement actions, such as a memorandum of understanding, to formal enforcement actions, such as a written agreement, cease and desist order or civil money penalty, the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance.

Standards for Safety and Soundness

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the FDIC, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other features, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the FDIC has adopted regulations pursuant to FDICIA that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so ordered, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized bank is subject under the PCA provisions of FDICIA (See “Part I - Item 1. Business - Regulation - Regulation of New York State Chartered Commercial Banks – PCA”). If an institution fails to comply with such an order, the FDIC may seek enforcement in judicial proceedings and the imposition of civil money penalties.

Insurance of Deposit Accounts

The standard maximum amount of FDIC deposit insurance is $250,000 per depositor. Insured depository institutions are required to pay quarterly deposit insurance assessments to the DIF. Assessments are based on average total assets minus average tangible equity. The assessment rate is determined through a risk-based system, with institutions deemed most risky paying higher assessments. For depository institutions with less than $10 billion in assets, such as the Bank, the assessments are now primarily based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. The initial base assessment rate for institutions of less than $10 billion in assets currently ranges from 3 to 30 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate for such institutions could range from 1.5 to 30 basis points on an annualized basis.

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

Privacy and Security Protection

The federal banking agencies have adopted regulations for consumer privacy protection that require financial institutions to adopt procedures to protect customers and their “non-public personal information.” The regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship, and annually thereafter if there are changes to its policy. In addition, the Bank is required to provide its customers the ability to “opt-out” of: (1) the sharing of their personal information with unaffiliated third parties if the sharing of such information does not satisfy any of the permitted exceptions; and (2) the receipt of marketing solicitations from Bank affiliates.

The Bank is additionally subject to regulatory guidelines establishing standards for safeguarding customer information. The guidelines describe the federal banking agencies’ expectations for the creation, implementation and maintenance of an information security program, including administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, and protect against anticipated threats or hazards to the security or integrity of such records and unauthorized access to or use of such records or information that could result in substantial customer harm or inconvenience.

Federal law additionally permits each state to enact legislation that is more protective of consumers’ personal information. There are periodically privacy bills considered by the New York legislature. Management of the Company cannot predict the impact, if any, of these bills if enacted.

Cybersecurity more broadly has become a focus of federal and state regulators. In March 2015, federal regulators issued two statements regarding cybersecurity to reiterate regulatory expectations regarding cyberattacks compromising credentials and business continuity planning to ensure the rapid recovery of an institution’s operations after a cyberattack involving destructive malware. In October 2016, federal regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addressed five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. In March 2017, the NYSDFS made effective regulations that require financial institutions regulated by the NYSDFS, including the Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.  In January 2020, the FDIC issued a “Statement on Heightened Cybersecurity Risk” to remind regulated institutions of sound cybersecurity risk management principles.  The Company will continue to monitor any developments related to these proposed rulemakings as part of its ongoing cyber risk management. See “Item 1A - Risk Factors” for a further discussion of cybersecurity risks.

Consumer Protection and Compliance Provisions

The Bank is subject to various consumer protection laws and regulations. The Bank may be subject to potential liability for material violations of these laws and regulations, in the form of litigation by governmental and consumer groups, the FDIC and other federal regulatory agencies including the Department of Justice. Moreover, the Consumer Financial Protection Bureau (“CFPB”) has broad rule-making authority for a wide range of consumer protection laws that apply to all depository institutions, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices.

Federal Home Loan Bank (“FHLB”) System

The Bank is a member of the FHLBNY, which is one of the eleven regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Any advances from the FHLBNY must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The Bank, as a member of the FHLBNY, is currently required to acquire and hold shares of FHLBNY Class B stock as a membership requirement and must hold additional stock based on its FHLB borrowing and certain other activities. The Bank was in compliance with these requirements with an investment in FHLBNY Class B stock of $56.0 million at December 31, 2019. The FHLBNY can adjust the specific percentages and dollar amount periodically within the ranges established by the FHLBNY capital plan.

Federal Reserve System

The Bank is subject to FRB regulations requiring state-chartered depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and regular checking accounts). Because required reserves must be maintained in the form of vault cash, a low-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to satisfy the FRB reserve requirements may be used to satisfy liquidity requirements imposed by the FDIC.

The Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required reserve balances and excess balances as of December 31, 2019 was 1.55%.

Depository institutions are additionally authorized to borrow from the Federal Reserve ‘‘discount window,’’ however, FRB regulations require such institutions to hold reserves in the form of vault cash or deposits with Federal Reserve Banks in order to borrow.

Anti-Money Laundering and Customer Identification

Financial institutions are subject to Bank Secrecy Act amendments and specific federal agency guidance in relation to implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“PATRIOT Act”). The PATRIOT Act provides the federal government with powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the PATRIOT Act enacted measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III and the FDIC guidance impose affirmative obligations on a broad range of financial institutions, including banks and thrifts. Title III imposes the following requirements, among others, with respect to financial institutions: (i) establishment of anti-money laundering programs; (ii) establishment of procedures for obtaining identifying information from customers opening new accounts, including verifying their identity within a reasonable period of time; (iii) establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and (iv) prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks. In addition, the NYSDFS issued a final regulation in June 2016 that sets forth, for financial institutions chartered or licensed under the New York Banking Law, the attributes of certain compliance programs such institutions must have to ensure compliance with Bank Secrecy Act/Anti-Money Laundering laws and regulations and sanctions administered by the Office of Foreign Assets Control (“OFAC”). The regulation requires the board of directors or a senior officer of an institution to make an annual finding as to an institution’s compliance with the requirements of the regulation.

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

Regulation of the Holding Company

The Holding Company is registered with the FRB as a bank holding company within the meaning of the BHCA. The Holding Company is currently subject to FRB regulations, examination, enforcement and supervision, as well as reporting requirements applicable to bank holding companies. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary depository institution. In addition, the FRB has enforcement authority over the Holding Company’s non-depository institution subsidiaries.

The Holding Company’s activities are limited to the activities permissible for bank holding companies, which generally include activities deemed by the FRB to be closely related or a proper incident to banking or managing or controlling banks.  A bank holding company that meets certain qualitative criteria may elect to be regulated as a financial holding company and thereby engage in a broader array of financial activities, such as underwriting equity securities and insurance.  The Holding Company has not, up to now, elected to be regulated as a financial holding company.

Federal law prohibits a bank holding company from acquiring, directly or indirectly, more than 5% of a class of voting securities of, or all or substantially all of the assets of, another bank or bank holding company, without prior written approval of the FRB. In evaluating applications by bank holding companies to acquire banks, the FRB considers, among other things, the financial and managerial resources and future prospects of the parties, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community, competitive factors and compliance with anti-money laundering laws.

The Reform Act codified the FRB’s “source of strength” doctrine applicable to depository institution to savings and loan holding companies. The FRB has issued regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank and holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may also be restricted if a subsidiary bank becomes undercapitalized. The policy statement also specifies that a holding company should consult with FRB supervisory staff prior to redeeming or repurchasing common or perpetual preferred stock when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock such that the repurchase or redemption would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurs. FRB regulations specifically require agency approval for stock repurchases by bank holding companies in certain situations. These regulatory policies could affect the ability of the Company to pay dividends, repurchase common stock or otherwise engage in capital distributions.

Restrictions on the Acquisition of the Holding Company

Under the Federal Change in Bank Control Act (“CIBCA”) and implementing regulations, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the shares of outstanding Common Stock, unless the FRB has found that the acquisition will not result in a change in control of the Holding Company. Under CIBCA and implementing regulations, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Holding Company, the Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Holding Company within the meaning of the BHCA. Control is generally defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Holding Company or the ability to control in any manner the election of a majority of the Holding Company’s directors, although a person or entity may also be determined to “control” the Holding Company without satisfying these requirements if it is determined that he, she or it directly or indirectly exercises a controlling influence over the management or policies of the Holding Company. In addition, an existing bank holding company would, under federal banking laws and regulations, generally be required to obtain FRB approval before acquiring more than 5% of the Holding Company’s voting stock.

In addition to the applicable federal laws and regulations, NYS Banking Law generally requires prior approval of the Superintendent before any action is taken that causes any company to acquire direct or indirect control of a banking institution organized in New York.

Federal Securities Laws

The Common Stock and Preferred Stock are registered with the SEC under Section 12(b) of the Exchange Act. They are subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Delaware Corporation Law

The Holding Company is incorporated under the laws of the State of Delaware, and, therefore, is subject to regulation by the State of Delaware, and the rights of its shareholders are governed by the Delaware General Corporation Law.

Item 1A.	Risk Factors

The continued expansion of the Bank’s Business Banking division may subject the Bank to increased lending risks.

During the year ended December 31, 2019, the Business Banking division originated $229.9 million of C&I loans and $551.6 million of direct-sourced commercial real estate loans.  Strategic plans for the year ended December 31, 2020 also include originations of ADC loans and SBA loans. Such loans generally carry a greater risk of loss than one-to-four family and multifamily residential real estate loans. Since the repayment of commercial loans depends on the successful operation of the borrower’s business or properties, repayment of such loans can be affected by adverse conditions in the real estate market or local economy, or mismanagement of the business. As the Bank’s C&I loans are relatively unseasoned, it is difficult to assess the future performance of recently originated loans because of their limited payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance. Because the Bank plans to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

The Bank’s commercial real estate lending may subject it to greater risk of an adverse impact on operations from a decline in the economy.

The credit quality of the Bank’s portfolio can have a significant impact on the Company’s earnings, results of operations and financial condition. As part of the Company’s strategic plan, it originates loans secured by commercial real estate that are generally viewed as exposing lenders to a greater risk of loss than both one-to-four family and multifamily residential real estate loans. Because payments on loans secured by commercial real estate are often dependent upon successful operation or management of the collateral properties, as well as the success of the business and retail tenants occupying the properties, repayment of such loans are generally more vulnerable to weak economic conditions. Further, the collateral securing such loans may depreciate over time, be difficult to appraise, or fluctuate in value based upon the rentability, among other commercial factors.

The performance of Bank’s multifamily and mixed-use loans could be adversely impacted by regulation or a weakened economy.

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

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Company’s level of non-owner occupied commercial real estate equaled 663% of total risk-based capital at December 31, 2019. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 703% at December 31, 2019.

If our regulators were to impose restrictions on the amount of commercial real estate loans the Bank can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Bank’s earnings could be adversely affected.

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

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally and in the areas in which it conducts its business.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, particularly in the local NYC metropolitan area where the Company conducts primarily all of its business. Conditions in the marketplace for the Bank’s property collateral types (mainly multifamily and commercial real estate) remained stronger than most other parts of the country throughout the years of the financial crisis, and have since rebounded to healthy pre-crisis levels. However, a return to prolonged deteriorating economic conditions could significantly affect the markets in which the Bank does business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

The performance of Bank’s multifamily and mixed-use loans could be adversely impacted by regulation.

Multifamily and mixed-use loans generally involve a greater risk than one-to-four family residential loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. For example, on June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the “vacancy bonus” and “longevity bonus”, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal; the new legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this new legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. Therefore, impaired multifamily and mixed-use loans may be more difficult to identify before they become problematic than residential loans.

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

Additionally, the FASB has issued a new accounting standard, referred to as CECL, that will be effective for the fiscal year beginning January 1, 2020. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require the Bank to increase its allowance for loan losses and to greatly increase the types of data it collects and reviews to determine the appropriate level of the allowance for loan losses. The CECL framework may require an increase to the allowance for losses depending on the prevailing economic conditions at the time and the results of the statistical models that are designed to project loan losses over the expected life of the loan. The time horizon for projecting these losses is greater under the CECL framework, than the current incurred loss model, potentially resulting in more volatility.

The Company operates in a highly regulated industry and is subject to uncertain risks related to changes in laws, government regulation and monetary policy.

The Holding Company and the Bank are subject to extensive legislation, as well supervision, regulation and examination by the NYSDFS (the Bank’s primary regulator), the FRB (the Holding Company’s primary regulator) and the FDIC, as the Bank’s deposit insurer. Such laws and regulations limit the manner in which the Holding Company and Bank conduct business, undertake new investments and activities and obtain financing. The regulatory structure also provides the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This regulatory scheme is designed primarily for the protection of the deposit insurance funds and the Bank’s depositors, and not to benefit shareholders or creditors.

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

The Company may grow organically, by geographic expansion, through business line expansion, and through acquisitions of branches or other financial institutions or financial services companies. The success of any expansion endeavor depends on the Company’s ability to continue to maintain and develop an infrastructure appropriate to support and integrate such growth, as well as the Company’s ability to successfully introduce new products and services to its customers or to enter new markets.

Merger and acquisition activities are subject to a number of risks, including lending, operating, and integration risks. Acquisitions may disrupt the Company’s business by diverting management’s time and attention, and may expose the Company to unknown or contingent liabilities, or asset quality problems, of the target company. Such growth requires careful due diligence, evaluation of risks, and projections of future operations and financial conditions. Actual results may differ from expectations and could have a material adverse effect on the Company’s financial condition and results of operations. Acquisitions often involve the negotiation and execution of extensive merger agreements, which may lead to litigation risks or operating constraints.

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

The Bank operates in a highly competitive industry and market area, which could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. The Bank competes with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Recently, new market entrants such as government sponsored agencies have also begun to compete in our marketplace. The Bank faces sustained competition for the origination of multifamily residential and commercial real estate loans, which may inhibit the Bank’s ability to maintain its current level and pricing of such loans. Customers may also be persuaded to pursue alternatives to the Bank’s deposits, causing the Bank to lose a historically less expensive source of funding. Any loss of business to the Bank’s competitors would adversely affect its profitability.

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

Additionally, the Holding Company’s principal source of funds to make payments on its subordinated debt securities and pay dividends on the Common Stock and Preferred Stock are the dividends and other distributions it receives from the Bank. The Holding Company’s ability to receive dividends and other distributions from the Bank is contingent on a number of factors, including the Bank’s ability to meet applicable regulatory capital requirements and the Bank’s profitability and earnings and strength of its balance sheet.

The Bank and Holding Company are subject to stringent capital requirements.

Effective January 1, 2015, the federal banking agencies adopted the Basel III Capital Rules, which apply to both the Bank and Holding Company. These rules were subject to phase-in periods until January 1, 2019 for certain of their components. The Basel III Capital Rules have resulted in significantly higher capital requirements and more restrictive leverage and liquidity ratios for the Bank than those previously in effect. The Basel III Capital Rules also apply to the Holding Company, as a holding company. As of December 31, 2018, the Bank satisfied the requirements of the Basel III Capital Rules, inclusive of the capital conservation buffer, as phased in by the FDIC.

Higher required capital levels could have a negative impact on the Bank’s ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower the Company’s consolidated return on equity.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models.

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

As of December 31, 2019, the Company had $55.6 million of goodwill and other intangible assets. A significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Common Stock could result in impairment to goodwill. If the Company identified impairment to goodwill, it would be required to record the appropriate charge to its earnings, which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s controls and procedures may fail or be circumvented.

The Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are satisfied. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s risk management practices may not be effective in mitigating the risks to which it is subject or in reducing the potential for losses in connection with such risks.

As a financial institution, the Company is subject to a number of risks, including credit, interest rate, liquidity, market, operational, legal/compliance, reputational, and strategic. The Company’s risk management framework is designed to minimize the risks to which it is subject, as well as any losses resulting from such risks. Although the Company seeks to identify, measure, monitor, report, and control the Company’s exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated.

For example, recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry, and increases in the overall complexity of the Company’s operations, among other developments, have resulted in the creation of a variety of risks that were previously unknown and unanticipated, highlighting the intrinsic limitations of the Company’s risk monitoring and mitigation techniques. As a result, the further development of previously unknown or unanticipated risks may result in the Company incurring losses in the future that could adversely impact its financial condition and results of operations.

The Company’s operations rely on certain external vendors.

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

Negative public opinion could damage the Company’s reputation and adversely impact its business and revenues.

As a financial institution, the Bank’s earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from the Company’s actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by the Bank to meet customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and retain clients and can expose the Company to litigation and regulatory action. Negative public opinion could also affect the Company’s credit ratings, which are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources of funding.

The trading volume of our equity securities is less than that of other larger financial services companies.

Although the Common Stock and Preferred Stock are listed for trading on the Nasdaq National Exchange, the trading volume of our equity securities is less than that of other, larger financial services companies. This means that our equity securities have less liquidity than the trading market for many other larger financial services companies. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Common Stock or Preferred Stock, and the current market price may not be indicative of future market prices. Accordingly, stockholders may not be able to sell their shares of Common Stock or Preferred Stock at the volume, prices or times that they desire.

The Holding Company may reduce or eliminate dividends on its equity securities in the future.

The Company’s ability to pay cash dividends on the Common Stock and Preferred Stock depends upon its results of operations, financial condition, cash requirements, capital levels, alternative investment opportunities, the need to comply with safe and sound banking practices and meet regulatory requirements and expectations, and other factors.  Additionally, the Company is subject to contractual restrictions that limit its ability to pay dividends if there is an event of default under such contract, including the instruments governing the Holding Company’s long-term debt. There can be no assurance that we will pay dividends, even if the necessary financial conditions are met and if sufficient cash is available for distribution.

We are required to transition away from the use of the London interbank offered rate (“LIBOR”) in the future.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. A transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally.

The market transition away from LIBOR to an alternative reference could:

•
adversely affect the value of  interest rates paid or received on, and the revenue and expenses associate with, the Company’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	change the Company’s market risk profile, requiring changes to our risk and pricing models;
•	prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based loans, deposits, and securities; and
•
require the transition to or development of appropriate systems and analytics to effectively transition the Company’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as the Federal Reserve Bank of New York’s Secured Overnight Finance Rate (“SOFR”).

The impact of this transition, as well as the effects of these developments on the Company’s funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, are still uncertain.

Acts of terrorism, severe weather, natural disasters, public health issues and other external events could impact our ability to conduct business.

Our business is subject to risk from external events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York area remains a central target for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Additionally, there could be sudden increases in electrical, telecommunications or other major physical infrastructure outages, natural disasters, the emergence of widespread health emergencies or pandemics, or events arising from local or larger scale political or social matters, including terrorist acts, and cyber-attacks. Events such as these may become more common in the future and could cause significant damage, such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While the Company has established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the back office of the Bank. The Bank leases commercial office space for its corporate and administrative office located at 300 Cadman Plaza West, 8th Floor, Brooklyn, New York 11201. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn. As of December 31, 2019, the Bank conducted its business through twenty-nine full-service retail banking offices and two corporate offices located throughout Brooklyn, Queens, the Bronx and Nassau and Suffolk counties, New York. The Bank also has operations offices located in Manhattan, New York and New Jersey. As of December 31, 2019, the Bank owned eight of these offices, and leased twenty-four. One full-service retail banking office in Brooklyn was subsequently closed in January 2020.

Item 3.	Legal Proceedings

In the ordinary course of business, the Holding Company and the Bank are routinely named as a defendant in or party to various pending or threatened legal actions or proceedings. Certain of these matters may seek substantial monetary damages. In the opinion of management as of December 31, 2019, neither the Holding Company nor the Bank were involved in any actions or proceedings that were likely to have a material adverse impact on the Company’s consolidated financial condition and results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is traded on the Nasdaq National Market and quoted under the symbol “DCOM.”

As of March 1, 2020, the Company had approximately 6,000 holders of record of its common stock.

The Holding Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of net assets (i.e., the amount by which total assets exceed total liabilities) over statutory capital, or if no such excess exists, to net profits for the current and/or immediately preceding fiscal year.

During the year ended December 31, 2019, the Holding Company paid cash dividends on the Common Stock totaling $20.1 million, representing $0.56 per outstanding common share. During the year ended December 31, 2018, the Holding Company paid cash dividends on the Common Stock totaling $20.8 million, representing $0.56 per outstanding common share.

Issuer Purchases of Equity Securities

The following table summarizes information regarding purchases of Common Stock during the fourth quarter of 2019 in accordance with the approved stock repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that may Yet be Purchased Under the Programs (1)
October 2019	60,000	$19.19	60,000	931,750
November 2019	165,500	$19.74	165,500	766,250
December 2019	533,700	$20.49	533,700	232,550

(1)
The thirteenth stock repurchase program was publicly announced in October 2018, authorizing the purchase of up to 1,824,040 shares of Common Stock, and has no expiration date. The thirteenth stock repurchase program was completed in February 2020.  The fourteenth stock repurchase program was publicly announced in January 2020, authorizing the purchase of up 2,636,598 shares of common stock, and has no expiration date.

Use of Proceeds

On February 5, 2020, the Company completed an underwritten public offering of 2,999,200 shares, or $75.0 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Preferred Stock”), with a liquidation preference of $25.00 per share. The net proceeds received at the time of closing was $72.6 million.  The Company will pay dividends from the original date of issuance, when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2020. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after February 15, 2025 or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.  The Company has retained the net offering proceeds for general corporate purposes, including support for organic growth.

Performance Graph

The graph below compares the Holding Company’s stock performance with that of the total return for the U.S. NASDAQ Stock Market and an index of all thrift stocks as reported by S&P Global Market Intelligence from January 1, 2014 through December 31, 2019. The graph assumes the reinvestment of dividends in additional shares of the same class of equity securities as those listed below.

	Year Ended December 31,
Index	2014	2015	2016	2017	2018	2019
Dime Community Bancshares, Inc.	100.00	111.18	132.08	141.52	118.36	149.78
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Thrift Index	100.00	112.45	137.74	136.74	115.17	141.80

Item 6.	Selected Financial Data

The consolidated financial and other data of the Company as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 set forth below is derived in part from, and should be read in conjunction with, the Company’s audited Consolidated Financial Statements and Notes thereto. Certain amounts as of and for the years ended December 31, 2015 have been reclassified to conform to the December 31, 2019, 2018, 2017 and 2016 presentation. These reclassifications were not material.

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$6,354,460	$6,320,578	$6,403,460	$6,005,430	$5,032,872
Loans and loans held for sale (net of deferred costs or fees and the allowance for loan losses)	5,312,597	5,373,133	5,581,084	5,615,886	4,678,262
MBS	502,464	466,605	351,384	3,558	431
Investment securities (including FHLBNY capital stock)	110,444	99,498	66,417	60,670	77,912
Goodwill	55,638	55,638	55,638	55,638	55,638
Deposits	4,282,625	4,356,754	4,403,447	4,395,426	3,184,310
Borrowings	1,316,156	1,239,109	1,283,612	901,805	1,237,405
Stockholders’ equity	596,758	602,081	598,567	565,868	493,947
Selected Operating Data:
Interest income	$238,268	$221,710	$212,096	$195,627	$174,791
Interest expense	90,847	75,384	59,366	52,141	46,227
Net interest income	147,421	146,326	152,730	143,486	128,564
Provision (credit) for loan losses	17,340	2,244	520	2,118	(1,330)
Net interest income after provision (credit) for loan losses	130,081	144,082	152,210	141,368	129,894
Non-interest income	12,168	9,523	21,514	75,934	8,616
Non-interest expense	95,387	86,890	84,986	83,831	62,493
Income before income tax	46,862	66,715	88,738	133,471	76,017
Income tax expense	10,676	15,427	36,856	60,957	31,245
Net income	$36,186	$51,288	$51,882	$72,514	$44,772

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
SELECTED FINANCIAL RATIOS AND OTHER DATA (1):
Return on average assets	0.57%	0.82%	0.84%	1.31%	0.96%
Return on average stockholders’ equity	5.96	8.44	8.94	13.40	9.40
Stockholders’ equity to total assets at end of period	9.39	9.53	9.35	9.42	9.81
Loans to deposits at end of period	124.70	123.80	127.22	128.23	147.50
Loans to interest-earning assets at end of period	85.98	87.01	89.20	95.92	95.98
Net interest spread (2)	2.12	2.20	2.38	2.52	2.72
Net interest margin (3)	2.41	2.41	2.54	2.68	2.89
Average interest-earning assets to average interest-bearing liabilities	119.06	117.47	116.55	116.85	116.64
Non-interest expense to average assets	1.50	1.38	1.37	1.51	1.34
Efficiency ratio (4)	59.98	56.14	53.24	55.48	45.98
Effective tax rate	22.78	23.12	41.53	45.67	41.10
Dividend payout ratio	55.45	40.58	40.58	28.43	45.53
Per Share Data:
Diluted earnings per share	$1.01	$1.38	$1.38	$1.97	$1.23
Cash dividends paid per share	0.56	0.56	0.56	0.56	0.56
Book value per share (5)	16.98	16.68	16.00	15.11	13.22
Asset Quality Ratios and Other Data(1):
Net charge-offs (recoveries)	$10,681	$1,495	$23	$97	$(1,351)
Total non-performing loans	11,091	2,345	533	4,237	1,611
OREO	—	—	—	—	148
Non-performing pooled trust preferred securities (“TRUP CDOs”)	—	—	—	1,270	1,236
Total non-performing assets	11,091	2,345	533	5,507	2,995
Non-performing loans to total loans	0.21%	0.04%	0.01%	0.08%	0.03%
Non-performing assets to total assets	0.17	0.04	0.01	0.09	0.06
Allowance for Loan Losses to:
Non-performing loans	256.43%	928.87%	3,946.15%	484.68%	1,149.22%
Total loans (6)	0.53	0.40	0.38	0.36	0.39
Regulatory Capital Ratios: (Bank only) (1)(7)
Tier 1 common equity ratio	12.85%	13.34%	12.38%	11.60%	11.55%
Tier 1 capital ratio	12.85	13.34	12.38	11.60	11.55
Total risk-based ratio	13.44	13.80	12.83	12.05	12.03
Tier 1 leverage ratio	10.15	10.31	9.32	8.95	9.17
Full Service Branches	29	29	28	25	25

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods. Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2)	The net interest spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)
The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income, excluding any gains or losses from the sales of securities and other assets, loan notes, and loan securitization.

(5)	Book value per share equals total stockholders’ equity divided by shares outstanding at each period end.
(6)	Total loans represent loans, net of deferred fees and costs and unamortized premiums, and excluding (thus not reducing the aggregate balance by) the allowance for loan losses.
(7)	Regulatory capital ratios are calculated based upon the Basel III capital rules that became effective on January 1, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its real estate and C&I loans, as well as personal deposit accounts from its borrowers.  Historically, the Bank’s primary lending strategy included the origination of, and investment in, real estate loans secured by multifamily and mixed-use properties, and, to a lesser extent, real estate loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of its strategic plan for 2020 and beyond, the Bank is investing in the development of its Business Banking division, by adding products and services to serve both the credit and business banking needs in its footprint.

The Business Banking division is focused on total relationship banking and will enable the Bank to diversify its loan portfolio into areas such as C&I loans, Small Business Administration (“SBA”) loans (a portion of which is guaranteed by the SBA), ADC loans, finance loans and leases, one-to-four family loans. These business lines are intended to supplement core deposit growth and provide greater funding diversity. In the first quarter of 2017, the Bank hired seasoned executives, and bolstered its lending and credit and administrative staff. In the third quarter of 2017, the Bank was approved by the SBA as a lender, and in December 2018 the Bank received “Preferred Lender” status from the SBA, thus better positioning the Business Banking division for future expansion.

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

In January 2019, the Bank filed an application with the NYSDFS seeking approval to convert from a New York stock form savings bank to a New York commercial bank. Simultaneous with the Charter Conversion application to NYSDFS, the Company filed an application with the Federal Reserve Bank of Philadelphia to delist as a savings and loan holding company and elect to become a bank holding company. Having received all applicable regulatory approvals, on April 25, 2019, the Bank completed the Charter Conversion, and began operating as a New York commercial bank. Simultaneously, the Company began operating as a bank holding company.

In February 2020, the Company completed an underwritten public offering of 2,999,200 shares, or $75.0 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Preferred Stock”), with a liquidation preference of $25.00 per share. The Company will pay dividends from the original date of issuance, when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2020. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after February 15, 2025 or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.

Critical Accounting Policies

The Company’s accounting and reporting policies are prepared in accordance with GAAP and conform to general practices within the banking industry. See Note 2 to the Company’s Consolidated Financial Statements for the year ended December 31, 2019, which contains the Company’s significant accounting policies.

The Company’s policies with respect to the methodologies it uses to determine the allowance for loan losses (including reserves for loan commitments) is its most critical accounting policy because it is important to the presentation of the Company’s consolidated financial condition and results of operations, involves a significant degree of complexity and requires management to make difficult and subjective judgments which often necessitate assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions or estimates could result in material variations in the Company’s consolidated results of operations or financial condition.

The following are descriptions of the Company’s critical accounting policies and explanations of the methods and assumptions underlying their application.

Allowance for Loan Losses

The allowance for loan losses is provided to reflect probable incurred losses inherent in the loan portfolio. Management reviews the adequacy of the allowance for loan losses by reviewing all impaired loans on an individual basis. The remaining portfolio is segmented and evaluated on a pooled basis. Factors considered in determining the appropriateness of the allowance for loan losses include the Bank’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations which may affect a borrower’s ability to repay, the estimated value of underlying collateral and current economic conditions in the Bank’s lending area. Judgment is required to determine the appropriate historical loss experience period, as well as the manner in which to quantify probable losses associated with the additional factors noted above. This evaluation is inherently subjective, as estimates are susceptible to significant revisions as more information becomes available.

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

The Bank’s methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 7 to the Company’s Consolidated Financial Statements.

Analysis of Net Interest Income

The Company’s profitability, like that of most banking institutions, is dependent primarily upon net interest income. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on them. The following tables set forth certain information relating to the Company’s consolidated statements of income for the years ended December 31, 2019, 2018 and 2017, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances are derived from daily balances. The yields and costs include fees and charges that are considered adjustments to yields and costs. All material changes in average balances and interest income or expense are discussed in the section entitled “Net Interest Income” in the comparisons of operating results.

	For the Year Ended December 31,
	2019			2018			2017
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Real estate loans (1) (2)	$5,167,130	$202,110	3.91%	$5,280,735	$194,842	3.69%	$5,778,459	$204,487	3.54%
C&I Loans (1)	292,534	15,980	5.46	172,231	9,741	5.66	63,840	3,072	4.81
Other loans	1,370	70	5.11	1,162	74	6.37	1,110	75	6.76
MBS	443,536	12,266	2.77	411,437	10,794	2.62	24,381	542	2.22
Investment securities	63,140	2,252	3.57	11,905	363	3.05	12,404	577	4.64
Other	155,546	5,590	3.59	182,820	5,896	3.23	127,368	3,343	2.62
Total interest-earning assets	6,123,256	$238,268	3.89%	6,060,290	$221,710	3.66%	6,007,562	$212,096	3.53%
Non-interest earning assets	247,162			219,192			204,083
Total assets	$6,370,418			$6,279,482			$6,211,645

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$128,276	$251	0.20%	$120,094	$226	0.19%	$113,226	$237	0.21%
Money Market accounts	1,891,153	26,983	1.43	2,294,883	28,383	1.24	2,648,909	23,866	0.90
Savings accounts	341,595	538	0.16	349,989	212	0.06	364,341	187	0.05
CDs	1,585,172	34,307	2.16	1,263,256	21,568	1.71	989,319	14,101	1.43
Borrowed Funds	1,196,871	28,768	2.40	1,130,904	24,995	2.21	1,038,497	20,975	2.02
Total interest-bearing liabilities	5,143,067	$90,847	1.77%	5,159,126	$75,384	1.46%	5,154,292	$59,366	1.15%
Non-interest-bearing checking accounts	426,633			349,217			301,492
Other non-interest-bearing liabilities	193,769			163,787			175,431
Total liabilities	5,763,469			5,672,130			5,631,215
Stockholders’ equity	606,949			607,352			580,430
Total liabilities and stockholders’ equity	$6,370,418			$6,279,482			$6,211,645
Net interest income		$147,421			$146,326			$152,730
Net interest spread (3)			2.12%			2.20%			2.38%
Net interest-earning assets	$980,189			$901,164			$853,270
Net interest margin (4)			2.41%			2.41%			2.54%
Ratio of interest-earning assets to interest-bearing liabilities		119.06%			117.47%			116.55%

(1)	In computing the average balance of loans, non-performing loans have been included.
(2)
Interest income on real estate loans includes loan fees. Interest income on real estate loans also includes applicable prepayment fees and late charges totaling $5.2 million, $8.2 million and $5.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Years Ended December 31,
	2019 over 2018 Increase/(Decrease) Due to			2018 over 2017 Increase/(Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in Thousands)
Real Estate Loans	$(4,271)	$11,539	$7,268	$(17,963)	$8,318	$(9,645)
C&I loans	6,694	(455)	6,239	5,672	996	6,668
Other loans	12	(16)	(4)	4	(5)	(1)
MBS	849	623	1,472	9,379	873	10,252
Investment securities	1,695	194	1,889	(20)	(193)	(213)
Other	(922)	616	(306)	1,615	938	2,553
Total	$4,057	$12,501	$16,558	$(1,313)	$10,927	$9,614
Interest-bearing liabilities:
Interest-bearing checking accounts	$14	$11	$25	$13	$(24)	$(11)
Money market accounts	(5,377)	3,977	(1,400)	(3,840)	8,357	4,517
Savings accounts	(15)	341	326	(9)	34	25
CDs	6,275	6,464	12,739	4,301	3,166	7,467
Borrowed funds	1,541	2,232	3,773	1,957	2,063	4,020
Total	$2,438	$13,025	$15,463	$2,422	$13,596	$16,018
Net change in net interest income	$1,619	$(524)	$1,095	$(3,735)	$(2,669)	$(6,404)

Comparison of Operating Results for the Years Ended December 31, 2019, 2018, and 2017

Net income was $36.2 million in 2019, compared to $51.3 million in 2018, and $51.9 million in 2017. During 2019, net interest income increased $1.1 million, the provision for loan losses increased by $15.1 million, non-interest income increased by $2.6 million and non-interest expense increased by $8.5 million. Income tax expense decreased $4.8 million in 2019, as a result of $19.9 million of lower pre-tax income. During 2018, net interest income decreased $6.4 million, the provision for loan losses increased by $1.7 million, non-interest income decreased by $12.0 million and non-interest expense increased by $1.9 million. Income tax expense decreased $21.4 million in 2018, as a result of $22.0 million of lower pre-tax income and the result of the lower tax rates for 2018 from the Tax Act enacted in December 2017.

Net Interest Income

The discussion of net interest income for 2019, 2018, and 2017 below should be read in conjunction with the tables presented on in the section titled “Analysis of Net Interest Income” on the preceding pages, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.

Net interest margin (“NIM”) was 2.41% during both 2019 and 2018, and 2.54% in 2017. While NIM was flat in 2019 compared to 2018, NIM was positively impacted by remixing of the Bank’s loan portfolio towards more business banking loans, offset by the Company’s decision to increase rates on deposit products in order to remain competitive. NIM was negatively impacted in 2018 compared to 2017 primarily as a result of the Company’s decision to increase rates in order to remain competitive on its deposit product offerings.

Interest income was $238.3 million in 2019, $221.7 million in 2018, and $212.1 million in 2017. During 2019, interest income increased $16.6 million from 2018, primarily reflecting increases in interest income of $7.3 million on real estate loans, $6.2 million on C&I loans and $3.4 million on available-for-sale securities. The growth in interest income was driven by an increase of $63.0 million in average interest-earning assets and a 23 basis point increase in average yield. The increased interest income on real estate loans was driven by a 22 basis point increase in average yield offset by declines of $113.6 million in their average balance during the comparative period.  The increased interest income on C&I loans reflected growth of $120.3 million in their average balance during the comparative period as a result of the Company’s Business Banking initiative to shift the loan portfolio mix and grow the C&I loan portfolio. The increased interest income on available-for-sale securities reflected growth of $83.3 million in their average balance during the comparative period. During 2018, interest income increased $9.6 million from 2017, primarily reflecting increases in interest income of $6.7 million on C&I loans and $10.3 million on MBS, offset by a decrease in interest income of $9.6 million on real estate loans. The growth in interest income was driven by an increase of $52.7 million in average interest-earning assets and a 13 basis point increase in average yield. The increased interest income on C&I loans reflected growth of $108.4 million in their average balance during the 2018 period as a result of the Company’s Business Banking initiative to shift the loan portfolio mix and grow the C&I loan portfolio. The increased interest income on MBS reflected growth of $387.1 million in their average balance during the 2018 period primarily as a result of the Loan Securitization that was completed in December 2017.

Interest expense was $90.8 million in 2019, $75.4 million in 2018, and $59.4 million in 2017. During 2019, interest expense increased $15.5 million from 2018, primarily reflecting increases in expense of $12.7 million on CDs and $3.8 million in interest expense on borrowed funds, offset by decreases of interest expense of $1.4 million on money market accounts. The increases of $12.7 million in interest expense on CDs was the result of the Company’s decision to increase rates in order to remain competitive on its CD product offerings. The average balance of money market accounts decreased by $403.7 million, primarily due to outflows from the DimeDirect internet channel. Interest expense on borrowings increased $3.8 million due to an increase in their average balance of $66.0 million and an increase of 19 basis points in their average cost. During 2018, interest expense increased $16.0 million from 2017, primarily reflecting increases in expense of $4.5 million on money market accounts, $7.5 million on CDs, and $4.0 million in interest expense on borrowed funds. The increases of $4.5 million and $7.5 million in interest expense on money market deposits and CDs, respectively, was the result of the Company’s decision to increase rates in order to remain competitive on its deposit product offerings.  Interest expense on borrowings increased $4.0 million due to an increase in their average balance of $92.4 million and an increase of 19 basis points in their average cost, as the Company increased the borrowings portfolio to include longer term advances, greater than 2 years.

Provision (Credit) for Loan Losses

The Company recognized a provision for loan losses of $17.3 million, $2.2 million and $0.5 million in 2019, 2018, and 2017, respectively. The $17.3 million provision for loan losses recognized during 2019 resulted mainly from charge-offs of $10.0 million and a $10.0 million specific reserve on one non-performing C&I relationship, partially offset by a release of reserves due to a reduction of $481.4 million in multifamily real estate loans. The $2.2 million provision for loan losses recognized during 2018 resulted mainly from growth in the C&I portfolio in connection with the Company’s growth strategy and charge-offs of $1.2 million on two C&I loans, partially offset by a release of reserves due to a reduction of $148.6 million of multifamily real estate loans. The $0.5 million provision for loan losses recognized during 2017 resulted mainly from growth in the real estate and C&I portfolio in connection with the Company’s growth strategy, partially offset by a release of reserves due to a reduction of $280.0 million multifamily real estate loans due to the Loan Securitization in December 2017, and continued improvement in the overall credit quality of the loan portfolio.

The following table sets forth activity in the Bank’s allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses:	(Dollars in Thousands)
Balance at beginning of period	$21,782	$21,033	$20,536	$18,514	$18,493
Provision (credit) for loan losses	17,340	2,244	520	2,118	(1,330)
Charge-offs:
Multifamily residential	(83)	(1)	(104)	(92)	(48)
Commercial real estate	(145)	(7)	—	(12)	(44)
One-to-four family including condominium and cooperative apartment	(22)	(169)	(16)	(79)	(115)
Construction	—	—	—	—	—
C&I	(10,447)	(1,329)	—	—	—
Consumer	(8)	(5)	(4)	(3)	(2)
Total charge-offs	(10,705)	(1,511)	(124)	(186)	(209)
Recoveries	24	16	101	90	1,560
Balance at end of period	$28,441	$21,782	$21,033	$20,536	$18,514

Non-Interest Income

Total non-interest income was $12.2 million in 2019, $9.5 million in 2018, and $21.5 million in 2017. During 2019, non-interest income increased $2.6 million from 2018 due primarily to increases in gains on sales of loans by $1.2 million, service charges and other fees by $1.2 million and loan level derivative income by $0.9 million. During 2018, non-interest income decreased $12.0 million from 2017 due primarily to a gain of $10.4 million recognized on the sale of real estate during the year ended December 31, 2017.

Non-Interest Expense

Non-interest expense was $95.4 million in 2019, $86.9 million in 2018, and $85.0 million in 2017. During 2019, the Company recognized non-recurring expenses of $3.8 million for loss of extinguishment of debt, related to the prepayment of higher-cost FHLBNY borrowings, and $0.2 million related to a branch consolidation.  During 2018, the Company recognized non-recurring expenses of $0.7 million for expenses related to a workforce reduction. During 2017, the Company recognized non-recurring expenses of $1.3 million for loss on extinguishment of debt related to the redemption of trust preferred securities and $1.7 million related to de-conversion costs associated with the planned change in the Bank’s core processor. Excluding these items, non-interest expense was $91.4 million in 2019, $86.2 million in 2018, and $82.0 million in 2017. The increase of $5.3 million during 2019 compared to 2018 was primarily the result of increases of salaries and benefits expense of $5.9 million, occupancy expense of $0.7 million, and data processing expense of $0.8 million, offset by decreases in FDIC insurance premiums of $1.4 million and marketing expense of $1.2 million. The $5.9 million increase in salaries and benefits expense was attributable to the continued build out of the Business Banking division. The $0.7 million increase in occupancy expense was attributable to additional office space during 2019. The $1.2 million of lower marketing expense was related to reduced marketing initiatives. The decrease in FDIC insurance premiums of $1.4 million was mainly the result of the application of an assessment credit from the FDIC as the FDIC’s Deposit Insurance Fund Ratio Reserve reached a pre-determined threshold. The increase of $4.2 million during 2018 compared to 2017 was primarily the result of increases of salaries and benefits expense of $7.1 million and occupancy expense of $1.0 million, offset by a decrease in marketing expense of $2.6 million and a decrease in FDIC insurance premiums of $1.0 million. The remaining decrease was experienced in other operating expenses. The $7.1 million increase in salaries and benefits expense was attributable to the continued build out of the Business Banking division, and the Residential Lending group. The $1.0 million increase in occupancy expense was attributable to a full year of expense related to two additional office locations opened during 2017. The $2.6 million of lower marketing expense was related to reduced marketing initiatives for DimeDirect, our internet banking channel. The lower FDIC insurance premiums of $1.0 million was mainly the result of lower FDIC assessment rates.

Non-interest expense as a percentage of average assets was 1.50%, 1.38%, and 1.37% in 2019, 2018, and 2017, respectively. Excluding the non-recurring items mentioned above, the ratio was 1.44% in 2019, higher than 1.37% in 2018, and 1.32% in 2017. The increase during 2019 compared to 2018 was primarily due to the growth in non-interest expense outweighing $90.9 million of growth in average assets.

Income Tax Expense

Income tax expense was $10.7 million in 2019, $15.4 million in 2018, and $36.9 million in 2017. Income tax expense decreased $4.8 million during 2019 compared to 2018 primarily as a result of $19.9 million of lower pre-tax income during 2019.  During 2018, income tax expense decreased $21.4 million compared to 2017, primarily as a result of $22.0 million of lower pre-tax income during 2018, and lower tax rates as a result of the passage of the Tax Act.

The Company’s consolidated tax rate was 22.8%, 23.1%, and 41.5% in 2019, 2018, and 2017, respectively.

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Assets totaled $6.35 billion at December 31, 2019, $33.9 million above their level at December 31, 2018.

Real estate loans decreased $160.8 million during the year ended December 31, 2019, primarily due to $923.1 million of aggregate amortization of real estate loans (including refinancing of existing loans) and $36.1 million of loan sales. These decreases exceeded the $798.9 million of originations of such loans (also including refinancing of existing loans). Originations of C&I loans totaled $229.9 million during the year ended December 31, 2019 exceeding $103.1 million of aggregate amortization and $10.0 million of loan sales, in line with the Bank’s strategic plans to grow the C&I loan portfolio.

Total securities increased $48.3 million during the year ended December 31, 2019, as a result of holding increased on-balance sheet liquidity, which will be based on monetary policy, interest rates, the Bank’s funding needs, and periodic stress testing analysis.

Total liabilities increased $39.2 million during the year ended December 31, 2019, primarily as a result of an increase of $110.0 million in other borrowings and $44.1 million of operating lease liabilities from the adoption of ASU 2016-02, offset by decreases in deposits of $74.1 million and FHLBNY advances of $33.1 million. Please refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the changes in borrowings during the year ended December 31, 2019.

Stockholders’ equity decreased $5.3 million during the year ended December 31, 2019, due primarily to $20.1 million in cash dividends paid during the period and $24.2 million of repurchases of Common Stock.  Offsetting these items were net income of $36.2 million and $1.8 million of stock-based compensation which added to the cumulative balance of stockholders’ equity.

Loan Portfolio Composition

The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and percentages at the dates indicated:

	At December 31,
	2019	Percent of Total	2018	Percent of Total	2017	Percent of Total	2016	Percent of Total	2015	Percent of Total
Real Estate loans:	(Dollars in Thousands)
Multifamily residential	$3,379,864	63.41%	$3,859,996	71.71%	$4,374,073	78.23%	$4,592,282	81.59%	$3,752,328	80.02%
Commercial real estate	1,347,521	25.28	1,167,415	21.68	1,008,299	18.03	958,459	17.03	863,184	18.41
One-to-four family, including condominium and cooperative apartment	146,667	2.75	96,092	1.79	62,709	1.12	74,022	1.32	72,095	1.54
Construction and land acquisition	118,459	2.22	29,386	0.55	9,115	0.16	—	—	—	—
Total real estate loans	4,992,511	93.67	5,152,889	95.73	5,454,196	97.54	5,624,763	99.94	4,687,607	99.97
C&I loans	335,822	6.30	228,793	4.25	135,660	2.43	2,058	0.03	—	—
Consumer loans:
Depositor loans	416	0.01	556	0.01	489	0.01	445	0.01	557	0.01
Consumer installment and other	1,356	0.03	636	0.01	890	0.02	912	0.02	1,033	0.02
Total consumer loans	1,772	0.03	1,192	0.02	1,379	0.03	1,357	0.03	1,590	0.03
Gross loans	5,330,105	100.00%	5,382,874	100.00%	5,591,235	100.00%	5,628,178	100.00%	4,689,197	100.00%
Net unearned costs	10,433		10,944		10,882		8,244		7,579
Allowance for loan losses	(28,441)		(21,782)		(21,033)		(20,536)		(18,514)
Loans, net	$5,312,097		$5,372,036		$5,581,084		$5,615,886		$4,678,262
Loans serviced for others:
One-to-four family, including condominium and cooperative apartment	$27,143		$5,277		$2,664		$3,453		$4,374
Multifamily residential	255,757		306,508		334,819		17,625		18,735
Commercial real estate	36,571		912		—		—		—
C&I loans	11,538		887		—		—		—
Total loans serviced for others	$331,009		$313,584		$337,483		$21,079		$23,109

The following table sets forth the composition of the Bank’s loan portfolios (excluding loans held for sale and consumer loans) by ARM or fixed-rate repayment type:

	For the Year Ended December 31,
	2019	Percent of Total	2018	Percent of Total	2017	Percent of Total	2016	Percent of Total	2015	Percent of Total
	(Dollars in Thousands)
Real Estate loans:
ARM	$4,124,759	77.41%	$4,328,268	80.43%	$4,691,101	83.92%	$4,746,112	84.35%	$3,690,424	78.73%
Fixed-rate	867,752	16.29	824,621	15.32	763,095	13.65	878,651	15.62	997,183	21.27
Total real estate loans	4,992,511	93.70	5,152,889	95.75	5,454,196	97.57	5,624,763	99.97	4,687,607	100.00
C&I loans:
ARM	258,490	4.85	173,624	3.23	93,330	1.67	2,058	0.03	—	—
Fixed-rate	77,332	1.45	55,169	1.02	42,330	0.76	—	—	—	—
Total C&I loans	335,822	6.30	228,793	4.25	135,660	2.43	2,058	0.03	—	—
Total real estate and C&I loans	$5,328,333	100.00%	$5,381,682	100.00%	$5,589,856	100.00%	$5,626,821	100.00%	$4,687,607	100.00%

At December 31, 2019, the Bank had $36.9 million of firm loan commitments that were accepted by the borrowers. All of these commitments are expected to close during the year ending December 31, 2020.

At December 31, 2019, the Bank’s portfolio of whole loans or loan participations that it originated and sold to other financial institutions with servicing retained totaled $331.0 million.

Loan Originations, Purchases, Sales and Servicing

The following table sets forth the Bank’s loan originations (including loans held for sale), sales, purchases and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Gross loans:	(Dollars in Thousands)
At beginning of period	$5,383,971	$5,591,235	$5,628,178	$4,689,197	$4,113,545
Real estate loans originated:
Multifamily residential	289,076	262,527	558,764	1,321,242	1,098,841
Commercial real estate	300,737	247,815	183,701	204,720	236,320
One-to-four family, including condominium and cooperative apartment (1)	87,875	39,985	1,268	2,468	5,316
Equity lines of credit on multifamily residential or commercial properties	18,913	7,491	5,034	5,547	3,389
Construction and land acquisition	102,271	21,883	9,115	—	—
Total real estate loans originated	798,872	579,701	757,882	1,533,977	1,343,866
C&I loans originated	229,908	174,042	138,643	—	—
Other loans originated	1,999	845	1,070	3,073	1,334
Total loans originated	1,030,779	754,588	897,595	1,537,050	1,345,200
Loans purchased	—	7,800	—	157,782	99,745
Less:
Principal repayments (including satisfactions and refinances)	1,027,355	962,083	602,052	755,665	859,512
Loans sold (2)	46,085	6,058	332,362	—	9,572
Write-down of principal balance for expected loss	10,705	1,511	124	186	209
Gross loans at end of period	$5,330,605	$5,383,971	$5,591,235	$5,628,178	$4,689,197

(1)	Includes one-to-four family home equity and home improvement loans.
(2)
Includes $1.4 million, $1.5 million, $4.5 million and $9.6 million of note sales on problem loans from portfolio during the years ended December 31, 2019, 2018, 2017 and 2015, respectively.  There were no note sales on problem loans during the year ended December 31, 2016.

In the event that the Bank were to sell loans in the secondary market or through securitization, it generally retains servicing rights on the loans sold. These fees are typically derived based upon the difference between the actual origination rate and contractual pass-through rate of the loans at the time of sale. At December 31, 2019, the Bank had recorded servicing right assets (“SRAs”) of $1.5 million associated with the sale of loans to third party institutions in which the Bank retained the servicing of the loan. The Bank outsources the servicing of a portion of our one-to-four family mortgage loan portfolio to an unrelated third party under a sub-servicing agreement. Fees paid under the sub-servicing agreement are reported as a component of occupancy, equipment and systems expense in the consolidated statements of income.

At December 31, 2019, the Bank had $136.4 million in unfunded construction loan commitments.

Loan Maturity and Repricing

As of December 31, 2019, $4.77 billion, or 87.1% of the loan portfolio was scheduled to mature or reprice within five years. In addition at December 31, 2019, loans totaling $612.1 million were required to make only monthly interest payments on their outstanding principal balance. The great majority of these loans commence principal amortization prior to their contractual maturity date.

The following table distributes the Bank’s real estate, C&I, and consumer loan portfolios at December 31, 2019 by the earlier of the maturity or next repricing date. ARMs are included in the period during which their interest rates are next scheduled to adjust. The table does not include scheduled principal amortization.

	Real Estate Loans	C&I Loans	Consumer Loans	Total
Amount due to Mature or Reprice During the Year Ending:	(Dollars in Thousands)
December 31, 2020	$690,275	$263,854	$1,772	$955,901
December 31, 2021	1,014,091	1,091	—	1,015,182
December 31, 2022	1,156,438	25,851	—	1,182,289
December 31, 2023	746,914	13,062	—	759,976
December 31, 2024	714,254	15,846	—	730,100
Sub-total (within 5 years)	4,321,972	319,704	1,772	4,643,448
December 31, 2025 and beyond	670,539	16,118	—	686,657
Total	$4,992,511	$335,822	$1,772	$5,330,105

Asset Quality

Non-accrual Loans

Within the Bank’s loan portfolio (excluding deposit overdraft loans), eleven non-accrual loans totaled $11.1 million at December 31, 2019 and sixteen non-accrual loans totaled $2.3 million December 31, 2018. During the year ended December 31, 2019, twelve loans totaling $24.5 million were placed on non-accrual status, five non-accrual loans totaling $1.0 million were returned to accrual status, three non-accrual loans totaling $2.9 million were fully satisfied according to their contractual terms (one of which incurred a partial charge-off of $0.1 million), four non-accrual loan totaling $10.3 million were fully or partially charged-off, three non-accrual loans totaling $1.4 million were sold and principal amortization of $0.1 million was recognized on five non-accrual loans. The remaining two non-accrual loans had no activity.

TDRs

There were no TDRs at December 31, 2019.  At December 31, 2018, all TDRs were collateralized by real estate that generated rental income. For TDRs that demonstrated conditions sufficient to warrant accrual status, the present value of the expected net cash flows of the underlying property was utilized as the primary means of determining impairment. Any shortfall in the present value of the expected net cash flows calculated at each measurement period (typically quarter-end) compared to the present value of the expected net cash flows at the time of the original loan agreement was recognized as either an allocated reserve (in the event that it related to lower expected interest payments) or a charge-off (if related to lower expected principal payments). For TDRs on non-accrual status, an appraisal of the underlying real estate collateral is deemed the most appropriate measure to utilize when evaluating impairment and any shortfall in valuation from the recorded balance is accounted for through a charge-off. In the event that either an allocated reserve or a charge-off is recognized on TDRs, the periodic loan loss provision is impacted. There were no TDRs on non-accrual status at December 31, 2018.

There were no loans modified in a manner that met the criteria of a TDR during the twelve-month period ended December 31, 2019 or 2018.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 7 to the Company’s Consolidated Financial Statements) was $10.3 million, consisting of four loans, at December 31, 2019, compared to $6.0 million, consisting of thirteen loans, at December 31, 2018. During the year ended December 31, 2019, ten loans totaling $24.0 million were added to impaired loans, six impaired loans totaling $6.8 million were fully satisfied according to their contractual terms (one of which incurred a partial charge-off of $0.1 million), seven impaired loans totaling $10.3 million were fully or partially charged-off, three impaired loans totaling $1.4 million were sold, and principal amortization totaling $0.2 million was recognized.

The following is a reconciliation of non-accrual, TDR, and impaired loans as of the dates indicated:

	At December 31,
	2019	2018	2017	2016	2015
Non-accrual loans (1):	(Dollars in Thousands)
One-to-four family residential, including condominium and cooperative apartment	$794	$712	$436	$1,012	$1,113
Multifamily residential and residential mixed-use	153	280	—	2,675	287
Commercial real estate and commercial mixed-use	60	1,041	93	549	207
C&I	10,082	309	—	—	—
Consumer	2	3	4	1	4
Total non-accrual loans	11,091	2,345	533	4,237	1,611
Non-accrual one-to-four family and consumer loans deemed homogeneous loans (2)	(796)	(715)	(440)	(1,013)	(1,116)
TDRs(1):
One-to-four family residential, including condominium and cooperative apartment	—	14	22	407	598
Multifamily residential and residential mixed-use	—	271	619	658	696
Commercial real estate and commercial mixed-use	—	4,084	7,470	7,624	7,772
Total TDRs	—	4,369	8,111	8,689	9,066
Impaired loans	$10,295	$5,999	$8,204	$11,913	$9,561

(1)
Total non-accrual loans include some loans that were modified in a manner that met the criteria for a TDR. There were no non-accruing TDRs at December 31, 2019, 2018, 2017 or 2016. There were non-accruing TDRs which totaled $0.2 million at December 31, 2015 which are included in the non-accrual loans total.

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

There were no OREO properties as of December 31, 2019 or 2018. The Bank did not recognize any provisions for losses on OREO properties during the years ended December 31, 2019 or 2018.

The following table sets forth information regarding non-accrual loans and certain other non-performing assets (including OREO) at the dates indicated:

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Total non-accrual loans	$11,091	$2,345	$533	$4,237	$1,611
Non-performing assets:
TRUP CDOs	—	—	—	1,270	1,236
OREO	—	—	—	—	148
Total non-performing assets	11,091	2,345	533	5,507	2,995
Ratios:
Total non-accrual loans to total loans	0.21%	0.04%	0.01%	0.08%	0.03%
Total non-performing assets to total assets	0.17	0.04	0.01	0.09	0.06

Other Potential Problem Loans

(i)  Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on two loans with an aggregate outstanding balance of $1.5 million at December 31, 2019, and one loan with an aggregate outstanding balance of $0.1 million at December 31, 2018, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

(ii) Loans Delinquent 30 to 89 Days

The Bank had real estate loans totaling $0.6 million that were delinquent between 30 and 89 days at December 31, 2019, compared to $0.3 million at December 31, 2018. There were C&I loans totaling $0.04 million that were delinquent between 30 and 89 days at December 31, 2019, compared to loans totaling $0.1 million at December 31, 2018. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

(iii) Temporary Loan Modifications

There were no temporary modifications (modifications that were either sufficiently minor or temporary in nature so as to not meet the criteria of a TDR) entered into during the years ended December 31, 2019 or 2018. Temporary modifications previously entered into performed according to their contractual terms during the years ended December 31, 2019 and 2018.

Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses allocated by underlying collateral type and the percent of each to total loans at the dates indicated. Prior to December 31, 2016, any allocated allowance associated with loans both deemed impaired and internally graded as Special Mention or Substandard was reflected on the impaired loan line. Please refer to Note 7 to the Company’s Consolidated Financial Statements for a description of impaired, substandard, special mention and pass graded loans.

	At December 31,
	2019		2018		2017		2016		2015
	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans	Allocated Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Impaired loans	$10,082	0.21%	$230	0.11%	$—	0.15%	$—	0.21%	$—	0.20%
Substandard loans not deemed impaired (1)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	348	0.37
Special Mention loans (1)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	88	0.37
Pass graded loans:
Multifamily residential	10,142	63.39	13,446	71.67	15,219	78.20	16,555	81.56	13,942	79.69
Commercial real estate	3,900	25.28	3,777	21.60	3,535	17.90	3,816	16.86	3,902	17.88
One-to-four family including condominium and cooperative apartment	269	2.76	198	1.80	116	1.13	145	1.31	214	1.46
Construction and land acquisition	1,244	2.22	397	0.55	123	0.16	—	—	—	—
C&I	2,788	6.11	3,716	4.25	2,021	2.44	—	—	—	—
Consumer	16	0.03	18	0.02	19	0.02	20	0.06	20	0.03
Total	$28,441	100.00%	$21,782	100.00%	$21,033	100.00%	$20,536	100.00%	$18,514	100.00%
(1) During the year ended December 31, 2016, the allowance methodology was refined such that there was not a component for Substandard and Special Mention loans. All non-impaired loans as of December 31, 2019, 2018, 2017, and 2016 were considered Pass graded loans.

The following table sets forth information about the Bank’s allowance for loan losses at or for the dates indicated:

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Total loans outstanding at end of period (1)	$5,341,038	$5,383,818	$5,602,117	$5,636,422	$4,696,776
Average total loans outstanding during the period(2)	5,461,034	5,454,128	5,843,409	5,212,729	4,328,977
Allowance balance at end of period	28,441	21,782	21,033	20,536	18,514
Allowance for loan losses to total loans at end of period	0.53%	0.40%	0.38%	0.36%	0.39%
Allowance for loan losses to total non-performing loans at end of period	256.43	928.87	3,946.15	484.68	1,149.22
Allowance for loan losses to total non-performing loans and TDRs at end of period	256.43	363.09	243.32	158.87	170.10
Ratio of net charge-offs to average loans outstanding during the period	0.20	0.03	NM	NM	(0.03)

(1) Total loans represent gross loans (excluding loans held for sale), inclusive of deferred fees/costs and premiums/discounts.
(2) Total average loans represent gross loans (including loans held for sale), inclusive of deferred loan fees/costs and premiums/discounts.
NM = not meaningful

Reserve for Loan Commitments

At December 31, 2019, the Bank maintained a reserve of $0.03 million associated with unfunded loan commitments accepted by the borrower. This reserve is determined based upon the outstanding volume of loan commitments at each period end. Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Investment Activities

The following table sets forth the amortized/historical cost and fair value of the total portfolio of investment securities and MBS by accounting classification and type of security that were owned by either the Bank or Holding Company at the dates indicated:

	At December 31,
	2019		2018		2017
	Amortized/ Historical Cost	Fair Value	Amortized/ Historical Cost	Fair Value	Amortized/ Historical Cost	Fair Value
	(Dollars in Thousands)
MARKETABLE EQUITY SECURITIES
Mutual funds	$5,470	$5,894	$5,713	$5,667	$—	$—
Total marketable equity securities	5,470	5,894	5,713	5,667	—	—

DEBT SECURITIES
Available-for-Sale:
Agency notes	20,000	19,935	25,110	25,145	—	—
Corporate securities	28,086	28,596	11,167	11,135	—	—
MBS
FHLMC pass through certificates	79,936	81,966	95,683	95,347	8,969	8,968
FNMA pass through certificates	140,868	144,421	208,582	208,081	30,693	30,516
Government National Mortgage Association (“GNMA”) pass through certificates	20,891	21,096	51,774	51,185	33,276	33,145
Agency issued CMOs	254,453	254,981	113,470	111,992	278,251	278,755
Total debt securities available-for-sale	544,234	550,995	505,786	502,885	351,189	351,384

INVESTMENT SECURITIES
Available-for-Sale:
Mutual funds	—	—	—	—	3,779	4,006
Total investment securities available-for-sale	—	—	—	—	3,779	4,006
Trading:
Mutual funds	—	—	—	—	2,648	2,715
Total trading securities	—	—	—	—	2,648	2,715
TOTAL SECURITIES	$549,704	$556,889	$511,499	$508,552	$357,616	$358,105

MBS

The Company’s consolidated investment in MBS totaled $502.5 million at December 31, 2019. The average duration of these securities was 3.8 years as of December 31, 2019.

The Company typically classifies MBS as available-for-sale. The fair value of MBS available-for-sale was $6.3 million above their amortized cost at December 31, 2019.

The following table sets forth activity in the MBS portfolio for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
Amortized cost at beginning of period	$469,509	$351,189	$3,607
Purchases, net	116,498	195,481	348,644
Principal repayments	(89,188)	(76,217)	(957)
Premium amortization, net	(671)	(944)	(105)
Amortized cost at end of period	$496,148	$469,509	$351,189

The increase in the MBS portfolio during the year ended December 31, 2017 was primarily due to the purchase of FHLMC guaranteed structured pass-through certificates that were issued in connection with the Loan Securitization transaction that closed in December 2017 and purchased entirely by the Bank.

The following table presents the amortized cost, fair value and weighted average yield of the Company’s consolidated MBS at December 31, 2019, categorized by remaining period to contractual maturity:

	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Due within 1 year	$—	$—	—%
Due after 1 year but within 5 years	21,276	21,315	2.56
Due after 5 years but within 10 years	160,638	162,905	2.78
Due after ten years	314,234	318,244	2.97
Total	$496,148	$502,464	2.89%

With respect to MBS, the entire carrying amount of each security at December 31, 2019 is reflected in the above table in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. As mentioned previously, the investment policies of both the Holding Company and the Bank call for the purchase of only priority tranches when investing in MBS. As a result, the weighted average duration of the Company’s MBS approximated 3.8 years as of December 31, 2019 when giving consideration to anticipated repayments or possible prepayments, which is significantly less than their weighted average maturity.

Equity Investments

The Holding Company’s investment in mutual funds totaled $5.7 million at December 31, 2019, $0.05 million below their cost basis.

Sources of Funds

Deposits

The following table sets forth the Bank’s deposit accounts and the related weighted average interest rates at the dates indicated:

	At December 31, 2019			At December 31, 2018			At December 31, 2017
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in Thousands)
Savings accounts	$374,265	8.7%	0.35%	$336,669	7.7%	0.06%	$362,092	8.2%	0.07%
CDs	1,572,869	36.7	2.05	1,410,037	32.4	1.97	1,091,887	24.8	1.47
Money market accounts	1,705,451	39.8	1.03	2,098,599	48.2	1.43	2,517,439	57.2	0.96
Interest-bearing checking accounts	151,491	3.5	0.08	115,972	2.7	0.08	124,283	2.8	0.08
Non-interest-bearing checking accounts	478,549	11.2	—	395,477	9.1	—	307,746	7.0	—
Totals	$4,282,625	100.00%	1.19%	$4,356,754	100.00%	1.33%	$4,403,447	100.00%	0.91%

The weighted average maturity of the Bank’s CDs at December 31, 2019 was 8.1 months, compared to 10.0 months at December 31, 2018. The following table presents, by interest rate ranges, the dollar amount of CDs outstanding at the dates indicated and the period to maturity of the CDs outstanding at December 31, 2019:

	Period to Maturity at December 31, 2019				Total at December 31,
Interest Rate Range	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	Over Five Years	2019	2018	2017
	(Dollars in Thousands)				(Dollars in Thousands)
1.00% and below	$81,712	$13,222	$—	$—	$94,934	$60,223	$155,360
1.01% to 2.00%	396,764	118,390	20,812	4,641	540,607	474,982	805,344
2.01% to 3.00%	834,884	95,186	7,211	—	937,281	874,787	111,322
3.01% and above	—	47	—	—	47	45	19,861
Total	$1,313,360	$226,845	$28,022	$4,641	$1,572,869	$1,410,037	$1,091,887

At December 31, 2019, the Bank had $1.10 billion in CDs with a minimum denomination of $100,000 as follows:

Maturity Date	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within three months	$325,359	2.25%
After three but within six months	375,032	2.02
After six but within twelve months	262,193	2.16
After 12 months	140,548	2.02
Total	$1,103,132	2.12%

The Bank is authorized to accept brokered deposits up to an aggregate limit of 10.0% of total assets. At December 31, 2019, brokered deposits consisted of $458.7 million, which include purchased CDs from the CDARS program and purchased MMAs from the ICS program. At December 31, 2018, total brokered deposits consisted of $243.7 million, which include purchased CDs from the CDARS program and also purchased MMAs from the ICS program.

Borrowings

The Bank’s total borrowing line with FHLBNY equaled $1.81 billion at December 31, 2019. The Bank had $1.09 billion of FHLBNY advances outstanding at December 31, 2019, and $1.13 billion at December 31, 2018. The Bank maintained sufficient collateral, as defined by the FHLBNY (principally in the form of real estate loans), to secure such advances.

The following table presents information for FHLBNY advances as of the periods indicated:

	At or for the Year Ended December 31,
	2019		2018		2017
	Amount	Average Cost	Amount	Average Cost	Amount	Average Cost
	(Dollars in Thousands)
Balance outstanding at end of period	$1,092,250	1.98%	$1,125,350	2.27%	$1,170,000	1.67%
Weighted average balance outstanding during the period	1,072,919	2.16	1,016,812	1.93	939,185	1.63
Maximum balance outstanding at month end during period	1,174,200		1,177,450		1,222,500

The Company had no securities sold under agreements to repurchase at December 31, 2019 or 2018.

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

In December 2018, the Bank became a member of the American Financial Exchange, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions.  The availability of funds changes daily.  At December 31, 2018, the Bank did not utilize funds available through the American Financial Exchange. At December 31, 2019, the Bank had $110.0 million of such borrowings outstanding.

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

Total deposits decreased $74.1 million during the year ended December 31, 2019, compared to a decrease of $46.7 million during the year ended December 31, 2018. Within deposits, core deposits (i.e., non-CDs) decreased $237.0 million during the year ended December 31, 2019 and decreased $364.8 million during the year ended December 31, 2018. The decrease during 2019 and 2018 was primarily driven by of outflows from the bank’s online channel, DimeDirect, as the bank’s posted rate during both years lagged many of its online competitors, which was offset by an increase of $162.8 million and $318.2 million in CDs during 2019 and 2018, respectively.

The Bank decreased its outstanding FHLBNY advances by $33.1 million and $44.7 million during the year ended December 31, 2019 and 2018, respectively, as the Bank reduced its reliance on FHLBNY advances.

During the year ended December 31, 2019, principal repayments totaled $923.1 million on real estate loans (including refinanced loans) compared to $885.7 million during the year ended December 31, 2018.

Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs and CMOs totaled $145.8 million during the year ended December 31, 2019. Proceeds from the sales of available-for-sale pass-through MBS issued by GSEs and CMOs totaled $158.8 million during the year ended December 31, 2018, resulting in a net gain of $1.4 million.

The Company holds registered mutual funds (as marketable equity securities) as the underlying investments of the BMP, held in a rabbi trust. The Company may sell registered mutual funds on a periodic basis in order to pay retirement benefits to plan retirees. Aggregate proceeds from the sales of registered mutual funds totaled $0.6 million and $1.1 million during the years ended December 31, 2019 and 2018, respectively. There are no gains or losses recognized from the sales of registered mutual funds.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through use of its borrowing line at the FHLBNY. At December 31, 2019, the Bank had an additional potential borrowing capacity of $714.4 million through the FHLBNY, subject to customary minimum common stock ownership requirements imposed by the FHLBNY (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank is subject to minimum regulatory capital requirements imposed by its primary federal regulator. As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At December 31, 2019, the Bank was in compliance with all applicable regulatory capital requirements and was considered “well-capitalized” for all regulatory purposes.

The Company generally utilizes its liquidity and capital resources primarily to fund the origination of real estate loans, the purchase of mortgage-backed and other securities, the repurchase of Common Stock into treasury, the payment of quarterly cash dividends to holders of the Common Stock and the payment of quarterly interest to holders of its outstanding subordinated debt. During the years ended December 31, 2019 and 2018, real estate loan originations totaled $798.9 million and $579.7 million, respectively. C&I originations totaled $229.9 million during the year ended December 31, 2019, compared to $174.0 million during the year ended December 31, 2018, reflecting the Company’s strategy to grow the C&I portfolio. Purchases of available-for-sale securities totaled $317.7 million and $389.1 million during the year ended December 31, 2019 and 2018, respectively, as the Company grew its on-balance sheet liquidity.

The Holding Company repurchased 1,228,590 and 1,467,449 shares of its Common Stock, at a weighted average price of $19.69 and $17.64, during the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019, up to 232,550 shares remained available for purchase under authorized share purchase programs.

During the year ended December 31, 2019, the Holding Company paid $20.1 million in cash dividends on its Common Stock, down from $20.8 million during the year ended December 31, 2018, reflecting a decrease of 926,813 common shares outstanding shares from January 1, 2019 to December 31, 2019.

Contractual Obligations

The Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, short-term or overnight borrowings, as well as customer CDs with fixed contractual interest rates. During the year ended December 31, 2017, the Holding Company issued $115.0 million of fixed-to-floating rate subordinated notes due June 2027, which become callable at any time commencing in June 2022. Proceeds from the issuance of subordinated debt were used to redeem the Company’s $70.7 million of callable trust preferred securities outstanding in July 2017. In addition, the Bank is obligated to make rental payments under leases on certain of its branches and equipment.

The table below summarizes contractual obligations for CDs, borrowings and lease obligations at December 31, 2019:

	Payments Due By Period
	CDs	Weighted Average Rate	Borrowings	Weighted Average Rate	Operating Lease Obligations
Less than one year	$1,313,361	2.06%	$1,043,800	1.86%	$6,852
One year to three years	226,844	2.00	158,450	2.49	13,293
Over three years to five years	28,023	2.08	—	—	11,216
Over five years	4,641	1.59	115,000	4.50	18,981
Total	$1,572,869	2.05%	$1,317,250	2.17%	$50,342

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards. Available lines of credit may not be drawn on or may expire prior to funding, in whole or in part, and amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of December 31, 2019:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
Credit Commitments:
Available lines of credit	$1,628	$184,548	$—	$—	$186,176
Other loan commitments	36,890	—	—	—	36,890
Stand-by letters of credit	2,145	—	—	—	2,145
Total Off-Balance Sheet Arrangements	$40,663	$184,548	$—	$—	$225,211

Additionally, in connection with the Loan Securitization, the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28.0 million. The Bank has pledged $27.9 million of available-for-sale pass-through MBS issued by GSEs as collateral.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of operations. Unlike industrial companies, nearly all of the Company’s consolidated assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company’s consolidated performance than do the effects of general levels of inflation. Interest rates do not necessarily fluctuate in the same direction or to the same extent as the price of goods and services.

Recently Issued Accounting Standards

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the Company’s Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a depository financial institution, the Bank’s primary source of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of interest income recorded on, and the market value of, a significant portion of the Bank’s assets. Fluctuations in interest rates will also ultimately impact the level of interest expense recorded on, and the market value of, a significant portion of the Bank’s liabilities. In addition, the Bank’s real estate and C&I loan portfolios, concentrated primarily within the NYC metropolitan area, are subject to risks associated with the local economy.

Real estate loans, the largest component of the Bank’s interest-earning assets, traditionally derive their interest rates primarily from either the five- or seven-year constant maturity Treasury index. As a result, the Bank’s interest-earning assets are most sensitive to these benchmark interest rates. Since the majority of the Bank’s interest-bearing liabilities mature within one year, its interest-bearing liabilities are most sensitive to fluctuations in short-term interest rates.

Neither the Holding Company nor the Bank is subject to foreign currency exchange or commodity price risk. In addition, the Company did not engage in hedging transactions utilizing derivative instruments (such as interest rate swaps and caps) or embedded derivative instruments that required bifurcation during the years ended December 31, 2019 or 2018. In the future, the Company may, with appropriate Board approval, engage in hedging transactions utilizing derivative instruments. Marketable equity and trading securities owned by the Company were nominal at both December 31, 2019 and 2018.

Since a majority of the Company’s consolidated interest-earning assets and interest-bearing liabilities are located at the Bank, virtually all of the interest rate risk exposure exists at the Bank level. As a result, all of the significant interest rate risk management procedures are performed at the Bank level. The Bank’s interest rate risk management strategy is designed to limit the volatility of net interest income and preserve capital over a broad range of interest rate movements and has the following three primary components:

Assets. The Bank’s largest single asset type is the adjustable-rate multifamily residential loan. Multifamily residential loans typically carry shorter average terms to maturity than one-to-four family residential loans, thus significantly reducing the overall level of interest rate risk. Approximately 73% and 99% of multifamily residential loans originated by the Bank during years ended December 31, 2019 and 2018, respectively, were adjustable-rate, with repricing typically occurring after five or seven years.  In addition, at December 31, 2019, the Bank has sought to include in its portfolio various types of adjustable-rate one-to-four family loans with annual repricing terms after a fixed period of one to three years. At December 31, 2019, adjustable-rate real estate loans totaled $4.97 billion, or 78.3% of total assets. At December 31, 2018, adjustable-rate real estate loans totaled $4.33 billion, or 68.5% of total assets.

Deposit Liabilities. As a traditional community-based bank, the Bank is largely dependent upon its base of competitively priced core deposits to provide stability on the liability side of the balance sheet. The Bank has retained many loyal customers over the years through a combination of quality service, convenience, and a stable and experienced staff. Core deposits at December 31, 2019 were $2.71 billion, or 63.3% of total deposits. The balance of CDs as of December 31, 2019 was $1.57 billion, or 36.7% of total deposits, of which $1.31 billion, or 83.5% of total CDs, was to mature within one year. The weighted average maturity of the Bank’s CDs at December 31, 2019 was 8.1 months, compared to 10.0 months at December 31, 2018. During the years ended December 31, 2019 and 2018, the Bank generally priced its CDs in an effort to stay competitive within the overall market.

Wholesale Funds. The Bank is a member of the FHLBNY, which provided the Bank with a borrowing line of up to $1.81 billion at December 31, 2019. The Bank borrows from the FHLBNY for various purposes. At December 31, 2019, the Bank had outstanding advances of $1.09 billion from the FHLBNY, all of which were secured by a blanket lien on the Bank’s loan portfolio, and none of which were callable. Wholesale funding provides the Bank opportunities to extend the overall duration of its interest bearing liabilities, thus helping manage interest rate risk.

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

The analysis that follows presents, as of December 31, 2019 and 2018, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rates, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both December 31, 2019 and 2018.

	At December 31, 2019			At December 31, 2018
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$595,201	$(41,682)	(7.0)%	$643,531	$(27,967)	(4.3)%
Pre-Shock Scenario	636,883	—	—	671,498	—	—

The Bank’s Pre-Shock Scenario EVE decreased from $671.5 million at December 31, 2018 to $636.9 million at December 31, 2019. The primary factors contributing to the lower EVE at December 31, 2019 were the payments of $52.5 million of dividends from the Bank to the Holding Company and an increase in the value of the Bank’s core deposit liability and borrowings. These factors were partially offset by an increase in the value of the Bank’s loan portfolio due to a slightly lower duration.

The Bank’s EVE in the +200 basis point Rate Shock Scenario decreased from $643.5 million at December 31, 2018 to $595.2 million at December 31, 2019.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank’s net interest income over the 12-month period beginning December 31, 2019 assuming gradual changes in interest rates for the given rate scenarios:

Gradual Change in Interest rates of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(3.29)%
+ 100 Basis Points	(1.68)%

Item 8.	Financial Statements and Supplementary Data

For the Company’s Consolidated Financial Statements, see pages commencing after signatures.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness as of December 31, 2019, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, utilizing the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Controls – Integrated Framework (2013 Framework).” Based upon its assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the Company is presented under the headings, “Proposal 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Executive Officers” in the Holding Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 28, 2020 (the “Proxy Statement”) which will be filed with the SEC within 120 days of December 31, 2019, and is incorporated herein by reference.

Information regarding the audit committee of the Holding Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the headings, “Meetings and Committees of the Company’s Board of Directors,” and “Report of the Audit Committee” in the Proxy Statement and is incorporated herein by reference.

The Holding Company has adopted a written Code of Business Ethics that applies to all officers, including its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Code of Business Ethics is published on the Company’s website, www.dime.com. The Company will provide to any person, without charge, upon request, a copy of such Code of Business Ethics. Such request should be made in writing to: Dime Community Bancshares, Inc., 300 Cadman Plaza West, 8th Floor, Brooklyn, New York 11201, attention Secretary.

Item 11.	Executive Compensation

Information regarding executive and director compensation and the Compensation Committee of the Holding Company’s Board of Directors is presented under the headings, “Directors’ Compensation,” “Compensation - Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Set forth below is certain information as of December 31, 2019 regarding the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price with respect to outstanding stock options and rights (2)	Number of securities remaining available for issuance under the equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	42,031	$14.63	262,114
Equity compensation plans not approved by security holders	—	—	—
Total	42,031	$14.63	262,114

(1)
Includes stock options, restricted stock and shares issuable in connection with awards with performance conditions pursuant to the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan.

(2)	The weighted average exercise price includes the weighted average exercise price of stock options only. Restricted stock and performance shares do not have an exercise price.
(3)	Represents the shares remaining under the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is included under the heading, “Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference. Information regarding director independence is included under the heading, “Information as to Nominees and Continuing Directors” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services, as well as the Audit Committee’s pre-approval policies and procedures, is included under the heading, “Proposal 2 – Ratification of Appointment of Independent Auditors” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)

(1)	Financial Statements

For the Company’s Consolidated Financial Statements, see pages commencing after signatures.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the Consolidated Financial Statements or Notes thereto under “Part II - Item 8. Financial Statements and Supplementary Data.”

(3)	Exhibits Required by Item 601 of SEC Regulation S-K

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 24, 2019 (File No. 000-27782))

3.3
Certificate of Designations, Preferences and Rights of 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-A Registration of Certain Classes of Securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, filed with the Commission on February 5, 2020 (File No. 333-220175)

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

4.9	Certificate of Designations, Preferences and Rights of 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A [see Exhibit 3.3 hereto]

4.10
Specimen Certificate for 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 8-A Registration of Certain Classes of Securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, filed with the Commission on February 5, 2020 (File No. 333-220175))

4.11	Description of Dime Community Bancshares, Inc. Securities

10.1
Amended and Restated Employment Agreement between The Dime Savings Bank of Williamsburgh and Kenneth J. Mahon (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 10, 2011 (File No. 000-27782))

10.2
Employment Agreement between Dime Community Bancshares, Inc. and Kenneth J. Mahon (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 10, 2011 (File No. 000-27782))

10.3
Form of Employee Retention Agreement by and among The Dime Savings Bank of Williamsburgh, Dime Community Bancorp, Inc. and certain officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012 (File No. 000-27782))

10.4
The Benefit Maintenance Plan of Dime Community Bancorp, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2011 (File No. 000-27782))

10.5
Dime Community Bank Severance Benefits Plan (incorporate by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782)

10.6
Retirement Plan for Board Members of Dime Community Bancorp, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009 (File No. 000-27782))

10.7
Form of stock option agreement for Outside Directors under Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2005 (File No. 000-27782))

10.9
Form of stock option agreement for officers and employees under Dime Community Bancshares, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005 (File No. 000-27782))

10.10
Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008 (File No. 000-27782))

10.11
Form of restricted stock award notice for officers and employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.12
Form of restricted stock award notice for outside directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2005) (File No. 000-27782))

10.13
Adoption Agreement for Pentegra Services, Inc. Volume Submitter 401(K) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015) (File No. 000-27782))

10.14
Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009) (File No. 000-27782))

10.15
Amendment to the Benefit Maintenance Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 13, 2012) (File No. 000-27782))

10.16
Fourth Amendment to the Benefit Maintenance Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019 (File No. 000-27782))

10.17
Amendments One, Two and Three to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.33 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-27782))

10.18
Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 9, 2013 (File No. 000-27782))

10.19
Form of restricted stock award notice for officers and employees under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.20
Form of restricted stock award notice for outside directors under the 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014 (File No. 000-27782))

10.21
The Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.22
Amendment Number Four to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015 (File No. 000-27782))

10.23
Amendment Number One to the Dime Savings Bank of Williamsburgh 401(K) Savings Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015 (File No. 000-27782))

10.24
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Michael P. Devine (incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015 (File No. 000-27782))

10.25
Retirement and Consulting Agreement between Dime Community Bancshares, Inc. and Vincent F. Palagiano (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2016) (File No. 000-27782))

10.26
Form of performance share award notice for 2016 grants to officers under 2013 Equity and Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016 (File No. 000-27782))

10.27
Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Stuart Lubow (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 8-K filed with the SEC on February 4, 2019 (File No. 000-27782))

10.28
Employment and Change in Control Agreement between Dime Community Bank and Conrad Gunther (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.29
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Tarvos Capital Partners USA LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.30
Purchase and Sale Agreement between The Dime Savings Bank of Williamsburgh and Havemeyer Owner BB LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2017 (File No. 000-27782))

10.31
Amendment Number Five to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.32
Amendment Number Six to the Employee Stock Ownership Plan of Dime Community Bancshares, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017 (File No. 000-27782))

10.33
Dime Community Bank KSOP, as amended and restated effective July 1, 2017 (incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 7, 2017 (File No. 000-27782))

10.34
Amendment Number One to the Dime Community Bank KSOP (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018 (File No. 000-27782))

10.35
Dime Community Bank KSOP, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019))

10.36
Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Roberto Volino (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 8-K filed with the SEC on February 4, 2019 (File No. 000-27782))

10.37
Change in Control Employment Agreement between Dime Community Bancshares, Inc. and Avinash Reddy (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 8-K filed with the SEC on February 4, 2019 (File No. 000-27782))

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2019 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2020.

DIME COMMUNITY BANCSHARES, INC.

Date:	By: /s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date
March 12, 2020
/s/ VINCENT F. PALAGIANO	Chairman of the Board
Vincent F. Palagiano
March 12, 2020
/s/ MICHAEL P. DEVINE	Vice Chairman of the Board
Michael P. Devine
March 12, 2020
/s/ KENNETH J. MAHON	President, Chief Executive Officer and Director
Kenneth J. Mahon	(Principal Executive Officer)
March 12, 2020
/s/ AVINASH REDDY	Executive Vice President and Chief Financial Officer
Avinash Reddy	(Principal Financial Officer)
March 12, 2020
/s/ LESLIE VELUSWAMY	Senior Vice President and Chief Accounting Officer
Leslie Veluswamy
March 12, 2020
/s/ ROSEMARIE CHEN	Director
Rosemarie Chen
March 12, 2020
/s/ STEVEN D. COHN	Director
Steven D. Cohn
March 12, 2020
/s/ PATRICK E. CURTIN	Director
Patrick E. Curtin
March 12, 2020
/s/ BARBARA M. KOSTER	Director
Barbara M. Koster
March 12, 2020
/s/ KATHLEEN M. NELSON	Director
Kathleen M. Nelson
March 12, 2020
/s/ JOSEPH J. PERRY	Director
Joseph J. Perry
March 12, 2020
/s/ KEVIN STEIN	Director
Kevin Stein
March 12, 2020
/s/ OMER S. J. WILLIAMS	Director
Omer S. J. Williams

CONSOLIDATED FINANCIAL STATEMENTS OF
DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Dime Community Bancshares, Inc. and Subsidiaries
Brooklyn, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Dime Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Crowe LLP

We have served as the Company’s auditor since 2009.

Livingston, New Jersey
March 12, 2020

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share amounts)

	December 31,
	2019	2018
ASSETS:
Cash and due from banks	$155,488	$147,256
Total cash and cash equivalents	155,488	147,256
Debt securities available-for-sale, at fair value	550,995	502,885
Marketable equity securities, at fair value	5,894	5,667
Loans:
Loans secured by real estate	5,002,354	5,163,122
Commercial and industrial (“C&I”) loans	336,412	229,504
Other loans	1,772	1,192
Allowance for loan losses	(28,441)	(21,782)
Loans, net	5,312,097	5,372,036
Premises and fixed assets, net	21,692	24,713
Premises held for sale	514	—
Loans held for sale	500	1,097
Federal Home Loan Bank of New York (“FHLBNY”) capital stock	56,019	57,551
Bank Owned Life Insurance (“BOLI”)	114,257	111,427
Goodwill	55,638	55,638
Operating lease assets	37,858	—
Other assets	43,508	42,308
Total Assets	$6,354,460	$6,320,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest-bearing deposits	$3,804,076	$3,961,277
Non-interest-bearing deposits	478,549	395,477
Due to depositors	4,282,625	4,356,754
Escrow and other deposits	76,481	85,234
FHLBNY Advances	1,092,250	1,125,350
Subordinated notes payable, net	113,906	113,759
Other borrowings	110,000	—
Operating lease liabilities	44,098	—
Other liabilities	38,342	37,400
Total Liabilities	5,757,702	5,718,497

COMMITMENTS AND CONTINGENCIES (See Note 23)

Stockholders’ Equity:
Preferred stock ($0.01 par, 9,000,000 shares authorized, none issued or outstanding at December 31, 2019 and December 31, 2018)	—	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,721,189 shares and 53,690,825 shares issued at December 31, 2019 and December 31, 2018, respectively, and 35,154,642 shares and 36,081,455 shares outstanding at December 31, 2019 and December 31, 2018, respectively)	537	537
Additional paid-in capital	279,322	277,512
Retained earnings	581,817	565,713
Accumulated other comprehensive loss, net of deferred taxes	(5,940)	(6,500)
Unearned equity awards	(6,731)	(3,623)
Common Stock held by Benefit Maintenance Plan (“BMP”)	(1,496)	(1,509)
Treasury stock, at cost (18,566,547 shares and 17,609,370 shares at December 31, 2019 and December 31, 2018, respectively)	(250,751)	(230,049)
Total Stockholders’ Equity	596,758	602,081
Total Liabilities and Stockholders’ Equity	$6,354,460	$6,320,578

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans secured by real estate	$202,110	$194,842	$204,487
C&I loans	15,980	9,741	3,072
Other loans	70	74	75
Mortgage-backed securities (“MBS”)	12,266	10,794	542
Investment securities	2,252	363	577
Other short-term investments	5,590	5,896	3,343
Total interest income	238,268	221,710	212,096
Interest expense:
Deposits and escrow	62,079	50,389	38,391
Borrowed funds	28,768	24,995	20,975
Total interest expense	90,847	75,384	59,366
Net interest income	147,421	146,326	152,730
Provision for loan losses	17,340	2,244	520
Net interest income after provision for loan losses	130,081	144,082	152,210
Non-interest income:
Service charges and other fees	5,805	4,642	3,828
Mortgage banking income, net	286	367	201
Net gain on sale of securities and other assets (1)	562	1,068	2,740
Gain on sale of loans	1,540	302	1,475
Gain on sale of premises held for sale	—	—	10,412
Income from BOLI	2,830	2,882	2,217
Loan level derivative income	910	—	—
Other	235	262	641
Total non-interest income	12,168	9,523	21,514
Non-interest expense:
Salaries and employee benefits	50,254	45,066	37,036
Stock-based compensation	1,843	1,524	1,687
Occupancy and equipment	16,175	15,250	14,201
Data processing costs	7,816	7,009	8,280
Marketing	1,992	3,198	5,774
Federal deposit insurance premiums	609	1,969	2,966
Loss from extinguishment of debt	3,780	—	1,272
Other	12,918	12,874	13,770
Total non-interest expense	95,387	86,890	84,986
Income before income taxes	46,862	66,715	88,738
Periodic income tax expense	10,676	15,427	36,856
Net income	$36,186	$51,288	$51,882
Earnings per Share (“EPS”):
Basic	$1.01	$1.38	$1.38
Diluted	$1.01	$1.38	$1.38

(1) Amount includes periodic valuation gains or losses on marketable equity and trading securities.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net Income	$36,186	$51,288	$51,882
Other comprehensive income (loss):
Change in unrealized holding loss on securities held-to-maturity and transferred securities	—	—	1,299
Change in unrealized holding gain (loss) on debt securities available-for-sale	9,662	(3,096)	587
Change in pension and other postretirement obligations	433	548	2,758
Change in unrealized (loss) gain on derivatives	(9,209)	(1,450)	794
Other comprehensive gain (loss) before income taxes	886	(3,998)	5,438
Deferred tax expense (benefit)	326	(1,260)	2,427
Other comprehensive income (loss), net of tax	560	(2,738)	3,011
Total comprehensive income	$36,746	$48,550	$54,893

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Equity Awards	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2017	37,455,853	$536	$278,356	$503,539	$(5,939)	$(1,932)	$(6,859)	$(201,833)	$565,868

Net Income	—	—	—	51,882	—	—	—	—	51,882
Other comprehensive income, net of tax	—	—	—	—	3,011	—	—	—	3,011
Exercise of stock options	51,708	—	792	—	—	—	—	—	792
Release of shares, net of forfeitures	141,867	—	1,269	—	—	(2,649)	(170)	1,786	236
Stock-based compensation	—	—	—	—	—	1,687	—	—	1,687
Shares received to satisfy distribution of retirement benefits	(230,358)	—	(3,687)	—	—	—	4,293	(4,511)	(3,905)
Reclassification of tax effects on other comprehensive income	—	—	—	713	(713)	—	—	—	—
Cash dividends declared and paid	—	—	—	(21,004)	—	—	—	—	(21,004)
Ending balance as of December 31, 2017	37,419,070	536	276,730	535,130	(3,641)	(2,894)	(2,736)	(204,558)	598,567

Reclassification of unrealized gains and losses on marketable equity securities	—	—	—	153	(153)	—	—	—	—
Adjusted beginning balance as of January 1, 2018	37,419,070	536	276,730	535,283	(3,794)	(2,894)	(2,736)	(204,558)	598,567
Net Income	—	—	—	51,288	—	—	—	—	51,288
Other comprehensive loss, net of tax	—	—	—	—	(2,738)	—	—	—	(2,738)
Exercise of stock options, net	57,327	1	1,118	—	—	—	—	(165)	954
Release of shares, net of forfeitures	122,402	—	816	—	—	(2,253)	—	1,513	76
Stock-based compensation	—	—	—	—	—	1,524	—	—	1,524
Shares received to satisfy distribution of retirement benefits	(49,895)	—	(1,152)	—	—	—	1,227	(958)	(883)
Reclassification of tax effects on other comprehensive income (loss)	—	—	—	(32)	32	—	—	—	—
Cash dividends declared and paid	—	—	—	(20,826)	—	—	—	—	(20,826)
Repurchases of shares of Common Stock	(1,467,449)	—	—	—	—	—	—	(25,881)	(25,881)
Ending Balance as of December 31, 2018	36,081,455	537	277,512	565,713	(6,500)	(3,623)	(1,509)	(230,049)	602,081

Net Income	—	—	—	36,186	—	—	—	—	36,186
Other comprehensive income, net of tax	—	—	—	—	560	—	—	—	560
Exercise of stock options	30,364	—	367	—	—	—	—	—	367
Release of shares, net of forfeitures	277,819	—	1,456	—	—	(4,951)	—	3,626	131
Stock-based compensation	—	—	—	—	—	1,843	—	—	1,843
Shares received to satisfy distribution of retirement benefits	(189)	—	(13)	—	—	—	13	(4)	(4)
Shares received related to tax withholding	(6,217)	—	—	—	—	—	—	(133)	(133)
Cash dividends declared and paid	—	—	—	(20,082)	—	—	—	—	(20,082)
Repurchase of shares of Common Stock	(1,228,590)	—	—	—	—	—	—	(24,191)	(24,191)
Ending balance as of December 31, 2019	35,154,642	$537	$279,322	$581,817	$(5,940)	$(6,731)	$(1,496)	$(250,751)	$596,758

See notes to consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,186	$51,288	$51,882
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of investment securities held-to-maturity	—	—	(2,607)
Net (gain) loss on sales of securities available-for-sale	(31)	(1,370)	36
Net (gain) loss recognized on marketable equity securities and trading securities	(531)	302	(169)
Net gain on sale of loans held for sale	(1,540)	(302)	(1,475)
Net gain on sale of premises	—	—	(10,412)
Net depreciation, amortization and accretion	5,075	4,965	3,673
Stock-based compensation	1,843	1,524	1,687
Provision for loan losses	17,340	2,244	520
Originations of loans held for sale	(23,154)	(3,228)	—
Proceeds from sale of loans originated for sale	38,666	5,297	—
Increase in cash surrender value of BOLI	(2,830)	(2,882)	(2,217)
Deferred income tax provision (benefit)	(2,383)	(807)	10,515
Reduction in credit related other than temporary impairment (“OTTI”) amortized through interest income	—	—	(60)
Changes in assets and liabilities:
Decrease (Increase) in other assets	3,186	7,089	(7,205)
(Increase) Decrease in other liabilities	(3,336)	185	(906)
Net cash provided by Operating activities	68,491	64,305	43,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities held-to-maturity	—	—	9,167
Proceeds from sales of securities available-for-sale	148,857	158,758	15,377
Proceeds from sales of marketable equity securities and trading securities	570	1,059	4,629
Purchases of securities available-for-sale	(317,656)	(389,117)	(363,825)
Acquisition of marketable equity securities and trading securities	(266)	(307)	(222)
Proceeds from calls and principal repayments of securities available-for-sale	129,680	76,217	957
Purchase of BOLI	—	—	(20,000)
Purchases of loans	—	(7,800)	—
Proceeds from the sale of portfolio loans transferred to held for sale	9,684	—	333,176
Net decrease (increase) in loans	18,953	211,668	(298,910)
Proceeds from the sale of fixed assets and premises held for sale	—	—	11,791
Purchases of fixed assets, net	(1,719)	(4,290)	(9,231)
Sale (Purchase) of FHLBNY capital stock, net	1,532	2,145	(15,252)
Net cash provided by (used in) Investing Activities	(10,365)	48,333	(332,343)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to depositors	(74,129)	(46,693)	8,021
Increase (decrease) in escrow and other deposits	(8,753)	3,066	(20,833)
Repayments of FHLBNY advances	(4,517,550)	(3,651,600)	(4,602,075)
Proceeds from FHLBNY advances	4,484,450	3,606,950	4,940,950
Proceeds from Subordinated Debt issuance, net	—	—	113,531
Repayments of Trust Preferred Securities	—	—	(70,680)
Proceeds from other borrowings, net	110,000	—	—
Proceeds from exercise of stock options	367	954	792
Release of Common Stock for equity awards	131	76	236
Payments related to tax withholding for equity awards	(133)	—	—
BMP shares of Common Stock received to satisfy distribution of retirement benefits	(4)	(883)	(3,905)
Treasury shares repurchased	(24,191)	(25,881)	—
Cash dividends paid to stockholders, net	(20,082)	(20,826)	(21,004)
Net cash provided by (used in) Financing Activities	(49,894)	(134,837)	345,033
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,232	(22,199)	55,952
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,256	169,455	113,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,488	147,256	169,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$11,944	8,428	36,515
Cash paid for interest	92,707	74,297	59,823
Loans transferred to held for sale	22,921	2,829	333,192
Premises transferred to held for sale	514	—	—
Operating lease assets in exchange for operating lease liabilities	49,747	—	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	—	50
Net decrease in non-credit component of OTTI	—	—	(20)
Reductions for previous credit losses realized on securities sold	—	—	1,229

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars In Thousands except for share amounts)

1.  NATURE OF OPERATIONS

Nature of Operations - Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on June 26, 1996. At December 31, 2019, the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company. The liabilities of the Holding Company were comprised primarily of $115,000 subordinated notes payable maturing in 2027, and become callable commencing 2022. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and currently operates as a New York State-chartered commercial bank.  Effective August 1, 2016, the Bank changed its name from The Dime Savings Bank of Williamsburgh to Dime Community Bank.  The new name more accurately reflects the Bank’s evolving business model and emphasizes its broader geographic and business reach while retaining the Bank’s mission to be in and of the communities it serves, including the virtual online community.  The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, commercial and industrial (“C&I”) loans, and one-to-four family residential real estate loans, as well as mortgage-backed securities, obligations of the U.S. government and government- sponsored enterprises (“GSEs”), and corporate debt and equity securities.

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York. As of December 31, 2019, the Bank had twenty-nine retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau and Suffolk counties, New York.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies – Management believes that the accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The following is a description of the significant policies.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash and deposits with other financial institutions with maturities fewer than 90 days. Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

Securities - Debt securities that have readily determinable fair values are carried at fair value unless they are held-to-maturity. Debt securities are classified as held-to-maturity and carried at amortized cost only if the Company has a positive intent and ability to hold them to maturity. If not classified as held-to-maturity, such securities are classified as securities available-for-sale or trading. Equity securities and mutual fund investments (fixed income or equity in nature) are carried at fair value, with changes in fair value reported in net income. Unrealized holding gains or losses on securities available-for-sale that are deemed temporary are excluded from net income and reported net of income taxes as other comprehensive income or loss. Neither the Holding Company nor the Bank actively acquires securities for the purpose of engaging in trading activities.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for MBS where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company adopted Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018. As a result of adoption all registered mutual funds and trading securities were reclassified as marketable equity securities on the Consolidated Statement of Financial Conditions and are recorded at fair value with changes in fair value recorded through the income statement. Additionally, $153 of unrealized gains, net of taxes, was reclassified from accumulated other comprehensive income to beginning retained earnings on January 1, 2018.

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

The underlying methodology utilized to assess the adequacy of the allowance for loan losses is summarized in Note 7.

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

Derivatives – The Company may engage in two types of derivatives depending on the Company’s intentions and belief as to the likely effectiveness as a hedge. These two types are (1) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) an instrument with no hedging designation (“stand-alone derivative”). For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

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

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly. In addition, the Company obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

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

Premises and Fixed Assets, Net - Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives of thirty-nine and a half years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from three to ten years.

Leases - On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet.  The Company adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including:
•	Carryover of historical lease determination and lease classification conclusions
•	Carryover of historical initial direct cost balances for existing leases
•	Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets, and operating lease liabilities of $41,641 as of January 1, 2019.  These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption.  There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Statements of Income.  Prior periods were not restated and continue to be presented under legacy GAAP.  Disclosures about the Company’s leasing activities are presented in Note 11.

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

Accounting for Goodwill and Other Intangible Assets – In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, which eliminates step 2 of the impairment analysis. While this guidance is not effective until January 1, 2020, the Company elected to early adopt this guidance as of January 1, 2018. Based upon one reporting unit (see disclosures about “Segments of an Enterprise and Related Information” below), the goodwill impairment test was performed on a consolidated basis by comparing the fair value of the reporting unit, calculated as the market capitalization of the Company, with its carrying amount (including goodwill). To the extent that the carrying amount of goodwill exceeds the implied fair value, an impairment charge must be recognized in an amount equal to the excess carrying amount over fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. As of December 31, 2019 and 2018, the Company concluded that no impairment of goodwill existed.

Servicing Right Assets (“SRA”) – When real estate or C&I loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. SRAs are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, anticipated net servicing income. All separately recognized SRAs are required to be initially measured at fair value, if practicable. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates derived based upon actual historical results for the Bank, or, in the absence of such data, from historical results for the Bank’s peers. Capitalized loan servicing assets are stratified based on predominant risk characteristics of the underlying loans (i.e., collateral, interest rate, servicing spread and maturity) for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds its fair value. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates, and losses.

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

BOLI – BOLI is carried at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. Increases in the contract value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the contract value.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not satisfying the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to tax matters in income tax expense. The Company had no unrecorded tax positions at December 31, 2019 or 2018.

Employee Benefits – The Bank maintains the Dime Community Bank KSOP Plan (the “KSOP”) for substantially all of its employees, and the Retirement Plan of Dime Community Bank (the “Employee Retirement Plan”), both of which are tax qualified under the Internal Revenue Code.

The Bank also maintains the Postretirement Welfare Plan of Dime Community Bank (the “Postretirement Benefit Plan”), providing additional postretirement benefits to certain retirees, which requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services, a Retirement Plan for its outside Directors (the “Director Retirement Plan”), and the BMP that provides additional benefits to certain of its officers.

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

The Holding Company and Bank maintain the Dime Community Bancshares, Inc. 2001 Stock Option Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees and the Dime Community Bancshares, Inc. 2013 Equity and Incentive Plan (collectively the “Stock Plans”); which are discussed more fully in Note 22. Under the Stock Plans, compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Holding Company’s common stock (“Common Stock”) at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

The following is a reconciliation of the numerator and denominator of basic EPS and diluted EPS for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net Income per the Consolidated Statements of Income	$36,186	$51,288	$51,882
Less: Dividends paid on earnings allocated to participating securities	(184)	(160)	(131)
Income attributable to Common Stock	$36,002	$51,128	$51,751
Weighted average common shares outstanding, including participating securities	35,865,078	37,163,023	37,593,715
Less: weighted average participating securities	(212,289)	(155,553)	(163,056)
Weighted average common shares outstanding	35,652,789	37,007,470	37,430,659
Basic EPS	$1.01	$1.38	$1.38

Income attributable to Common Stock	$36,002	$51,128	$51,751
Weighted average common shares outstanding	35,652,789	37,007,470	37,430,659
Weighted average common equivalent shares outstanding	127,936	80,292	79,790
Weighted average common and equivalent shares outstanding	35,780,725	37,087,762	37,510,449
Diluted EPS	$1.01	$1.38	$1.38

Common stock equivalents resulting from the dilutive effect of “in-the-money” stock options are calculated based upon the excess of the average market value of the Common Stock over the exercise price of outstanding options.

There were no “out-of-the-money” stock options for the year ended December 31, 2019, 2018, or 2017.

For information about the calculation of likely aggregate LTIP and SIP share payout, see Note 22.

Comprehensive Income - Comprehensive income for the years ended December 31, 2019, 2018 and 2017 included some or all of the following: changes in the unrealized gain or loss on available-for-sale securities; changes in the unfunded status of defined benefit plans, the non-credit component of OTTI; a transfer loss related to securities transferred from available-for-sale to held-to-maturity; and changes in the unrealized gain or loss on derivatives. Under GAAP, all of these items bypass net income and are typically reported as components of stockholders’ equity. All comprehensive income adjustment items are presented net of applicable tax effect.

Comprehensive and accumulated comprehensive income are summarized in Note 4.

Disclosures about Segments of an Enterprise and Related Information - The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on the manner in which it supports the other activities of the Company. For example, lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

For the years ended December 31, 2019, 2018 and 2017, there was no customer that accounted for more than 10% of the Company’s consolidated revenue.

Reclassification – There have been no material reclassifications to prior year amounts to conform to their current presentation.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. This standard requires financial institutions and other organizations to use forward-looking information to better inform their credit loss estimates.

In anticipation of adoption, the Company has established the CECL Subcommittee, a subcommittee of the Loan Loss Reserve Committee to oversee the adoption of ASU 2016-13 on its consolidated financial statements. The Company has engaged a third party software provider to use their model to measure the expected credit losses. The CECL Subcommittee has determined loan segments based on credit risk of the loan portfolio, completed data validation, and developed qualitative adjustments. The CECL Subcommittee is in the process of developing and updating internal policies, procedures, and key controls over the calculation of the allowance for credit losses (“ACL”). The Company has also engaged an independent third party vendor which is in the process of reviewing the regression models, assumptions utilized, and validating the model for measuring the expected credit losses. The model validation report has not yet been finalized.

Upon adoption, the Company expects to recognize a one-time cumulative effect change to the allowance for loan losses through retained earnings in equity. Upon completion of the aforementioned items, the Loan Loss Reserve Committee, who has oversight over the implementation of CECL, is expected to finalize and approve the adoption of the standard during the first quarter of 2020.

4.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available- for-Sale	Defined Benefit Plans	Derivatives	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2018	$285	$(6,633)	$2,707	$(3,641)
Reclassification of unrealized gains and losses on available-for-sale equity securities (1)	(153)	—	—	(153)
Adjusted balance as of January 1, 2018	132	(6,633)	2,707	(3,794)
Other comprehensive income (loss) before reclassifications	(1,159)	311	(490)	(1,338)
Amounts reclassified from accumulated other comprehensive loss	(930)	—	(470)	(1,400)
Net other comprehensive income (loss) during the period	(2,089)	311	(960)	(2,738)
Reclassification of tax effects on other comprehensive income (2)	—	32	—	32
Balance as of December 31, 2018	$(1,957)	$(6,290)	$1,747	$(6,500)
Other comprehensive income (loss) before reclassifications	6,600	(229)	(5,636)	735
Amounts reclassified from accumulated other comprehensive loss	(22)	495	(648)	(175)
Net other comprehensive income during the period	6,578	266	(6,284)	560
Balance as of December 31, 2019	$4,621	$(6,024)	$(4,537)	$(5,940)

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

	Year Ended December 31,
	2019	2018	2017
Change in unrealized holding loss on securities held-to-maturity and transferred securities:
Accretion of previously recognized non-credit component of OTTI	$—	$—	$20
Change in unrealized loss on securities transferred to held-to-maturity	—	—	50
Reclassification adjustment for net gains included in net gain on securities and other assets	—	—	1,229
Net change	—	—	1,299
Tax expense	—	—	586
Net change in unrealized holding loss on securities held-to-maturity and transferred securities	—	—	713
Change in unrealized holding gain on securities available-for-sale:
Change in net unrealized (loss) gain during the period	9,693	(1,726)	551
Reclassification adjustment for net (losses) gains included in net gain on securities and other assets	(31)	(1,370)	36
Net change	9,662	(3,096)	587
Tax expense (benefit)	3,084	(1,007)	260
Net change in unrealized holding gain on securities available-for-sale	6,578	(2,089)	327
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	729	514	1,421
Change in the net actuarial gain	(296)	34	1,337
Net change	433	548	2,758
Tax expense	167	237	1,239
Net change in pension and other postretirement obligations	266	311	1,519
Change in unrealized loss on derivatives:
Change in net unrealized (gain) loss during the period	(8,254)	(758)	511
Reclassification adjustment for expense included in interest expense	(955)	(692)	283
Net change	(9,209)	(1,450)	794
Tax expense (benefit)	(2,925)	(490)	342
Net change in unrealized loss on derivatives	(6,284)	(960)	452
Other comprehensive income (loss)	$560	$(2,738)	$3,011

5.  REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The Company’s only in-scope revenue stream that is subject to the accounting standard is service fees on deposit accounts (including interchange fees), which is disclosed on the Consolidated Statements of Income as “Service charges and other fees.”

Service Charges on Deposit Accounts. The Company earns fees from its deposits customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. For the years ended December 31, 2019, 2018, and 2017, service charges and other fees totaled $4,972, $3,935, and $3,368, respectively.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provide to the cardholder. For the years ended December 31, 2019, 2018, and 2017, interchange fees totaled $833, $738, and $578, respectively.

6.  INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of debt securities owned by the Company as of the dates indicated:

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Agency Notes	$20,000	$—	$(65)	$19,935
Corporate Securities	28,086	510	—	28,596
Pass-through MBS issued by GSEs	241,695	5,788	—	247,483
Agency Collateralized Mortgage Obligation (“CMO”)	254,453	1,105	(577)	254,981
Total debt securities available-for-sale	$544,234	$7,403	$(642)	$550,995

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Agency Notes	$25,110	$45	$(10)	$25,145
Corporate Securities	11,167	—	(32)	11,135
Pass-through MBS issued by GSEs	356,039	574	(2,000)	354,613
Agency CMO	113,470	157	(1,635)	111,992
Total debt securities available-for-sale	$$505,786	$$776	$($3,677)	$$502,885

The carrying amount of securities pledged as collateral for the Bank’s first loss guarantee (see Note 8) at December 31, 2019 and 2018 was $27,884 and $27,248, respectively.

At year-end 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2019, agency notes possessed a weighted average contractual maturity of 7.1 years. As of December 31, 2019, the available-for-sale agency CMO and MBS securities had a weighted average term to maturity of 17.1 years.  At December 31, 2019, corporate securities possessed a weighted average contractual maturity of 5.8 years.

During the year ended December 31, 2017, the Company sold its entire portfolio of investment securities held-to-maturity consisting of six TRUP CDO securities, of which five were deemed to be OTTI. The TRUP CDO portfolio was sold as part of the Company’s strategy to take advantage of investment opportunities. The amortized cost of the TRUP CDO portfolio was $5,331 at the time of the sale. The amortized cost represents the purchase amortized/historical cost less $8,553 of OTTI charges previously recognized and $705 of the unamortized portion of unrealized losses that were recognized in accumulated other comprehensive loss on September 1, 2008 (the day on which these securities were transferred from available-for-sale to held-to-maturity). As a result of the sale, the pre-tax balances of both the unamortized portion of the unrealized losses at transfer to held-to-maturity of $705 and the unamortized portion of previous credit losses of $524 were reclassified out of accumulated comprehensive loss during the year ended December 31, 2017. Gross proceeds from the sale of the TRUP CDOs were $9,167 for the year ended December 31, 2017. Gross gains of $3,048 and gross losses of $441 were recognized on these sales. There were no sales of held-to-maturity securities during the year ended December 31, 2019 or 2018.

	For the Year Ended December 31,
	2019	2018	2017
Available-for-sale pass-through MBS issued by GSEs:
Proceeds	$136,436	$274	$15,000
Gross gains	414	4	—
Tax expense on gain	132	1	—
Gross losses	520	—	36
Tax benefit on losses	166	—	16
Available-for-sale CMOs:
Proceeds	9,383	158,484	—
Gross gains	98	1,366	—
Tax expense on gain	31	437	—
Corporate Securities:
Proceeds	3,038	—	—
Gross gains	39	—	—
Tax expense on gain	12	—	—

The Company holds marketable equity securities (disclosed as both investment securities available-for-sale and trading securities during the year ended December 31, 2017) as the underlying mutual fund investments of the BMP, held in a rabbi trust. The Company may sell these securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gains or losses recognized from the sales of marketable equity securities.  A summary of the sales of marketable equity securities is listed below for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Proceeds:
Marketable equity securities	$570	$1,059	$—
Investment securities available-for-sale	—	—	377
Trading securities	—	—	4,629

The remaining gain or loss on securities shown in the consolidated statements of income was due to market valuation changes.  Net gains of $531 were recognized on marketable equity securities for the year ended December 31, 2019.  Net losses of $302 were recognized on marketable equity securities during year ended December 31, 2018.  Net gains of $169 were recognized on trading securities during year ended December 31, 2017.
The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position for the periods indicated:

	December 31, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Agency Notes	$9,935	$65	$—	$—	$9,935	$65
Agency CMO	107,150	548	4,304	29	111,454	577

	December 31, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Agency Notes	$5,100	$10	$—	$—	$5,100	$10
Corporate Securities	11,135	32	—	—	11,135	32
Pass-through MBS issued by GSEs	216,451	1,049	45,489	951	261,940	2,000
Agency CMO	52,605	439	39,833	1,196	92,438	1,635

The issuers of debt securities available-for-sale are U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at December 31, 2019.

There was no activity related to OTTI charges recognized on the Company’s registered mutual funds during the year ended December 31, 2019, 2018, or 2017.

7.  LOANS

Loans are reported at the principal amount outstanding (as adjusted for any amounts charged-off), net of unearned fees or costs, unamortized premiums or discounts, and the allowance for loan losses. Interest income on loans is recorded using the level yield method. Under this method, discount accretion and premium amortization are included in interest income. Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

Loans at year-end (including deferred costs) were as follows:

	At December 31,
	2019	2018
One-to-four family residential, including condominium and cooperative apartment	$148,429	$96,847
Multifamily residential and residential mixed-use	3,385,375	3,866,788
Commercial real estate and commercial mixed-use	1,350,185	1,170,085
Acquisition, development, and construction (“ADC”)	118,365	29,402
Total real estate loans	5,002,354	5,163,122
C&I	336,412	229,504
Consumer	1,772	1,192
Total	5,340,538	5,393,818
Allowance for loans losses	(28,441)	(21,782)
Loans, net	$5,312,097	$5,372,036

The following table presents data regarding the allowance for loan losses activity for the periods indicated:

	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans	Total
Beginning balance as of January 1, 2017	$145	$16,555	$3,816	$—	$20,516	$—	$20	$20,536
Provision (credit) for loan losses	(28)	(1,313)	(285)	123	(1,503)	2,021	2	520
Charge-offs	(16)	(104)	—	—	(120)	—	(4)	(124)
Recoveries	15	81	4	—	100	—	1	101
Ending balance as of December 31, 2017	$116	$15,219	$3,535	$123	$18,993	$2,021	$19	$21,033

Provision (credit) for loan losses	239	(1,773)	246	274	(1,014)	3,254	4	2,244
Charge-offs	(169)	(1)	(7)	—	(177)	(1,329)	(5)	(1,511)
Recoveries	12	1	3	—	16	—	—	16
Ending balance as of December 31, 2018	$198	$13,446	$3,777	$397	$17,818	$3,946	$18	$21,782

Provision (credit) for loan losses	86	(3,233)	266	847	(2,034)	19,368	6	17,340
Charge-offs	(22)	(83)	(145)	—	(250)	(10,447)	(8)	(10,705)
Recoveries	7	12	2	—	21	3	—	24
Ending balance as of December 31, 2019	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the periods indicated:

	At or for the Year Ended December 31, 2019
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans	Total
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$10,082	$—	$10,082
Collectively evaluated for impairment	269	10,142	3,900	1,244	15,555	2,788	16	18,359
Total ending allowance balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441

Loans:
Individually evaluated for impairment	$—	$153	$60	$—	$213	$10,082	$—	$10,295
Collectively evaluated for impairment	148,429	3,385,222	1,350,125	118,365	5,002,141	326,330	1,772	5,330,243
Total ending loans balance	$148,429	$3,385,375	$1,350,185	$118,365	$5,002,354	$336,412	$1,772	$5,340,538

	At or for the Year Ended December 31, 2018
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans	Total
Allowance for loan losses:
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$230	$—	230
Collectively evaluated for impairment	198	13,446	3,777	397	17,818	3,716	18	21,552
Total ending allowance balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18	21,782

Loans:
Individually evaluated for impairment	$14	$551	$5,125	$—	$5,690	$309	$—	5,999
Collectively evaluated for impairment	96,833	3,866,237	1,164,960	29,402	5,157,432	229,195	1,192	5,387,819
Total ending loans balance	$96,847	$3,866,788	$1,170,085	$29,402	$5,163,122	$229,504	$1,192	5,393,818

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

The following tables summarize impaired loans with no related allowance recorded and with related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance

With no related allowance recorded:
One-to-four Family Residential, Including Condominium and Cooperative Apartment	$—	$—	$—	$14	$14	$—
Multifamily Residential and Residential Mixed-Use	153	153	—	551	551	—
Commercial Real Estate and Commercial Mixed-Use	60	60	—	5,125	5,125	—
Total with no related allowance recorded	213	213	—	5,690	5,690	—

With related allowance recorded:
C&I	10,082	10,082	10,082	309	309	230
Total with related allowance recorded	10,082	10,082	10,082	309	309	230
Total	$10,295	$10,295	$10,082	$5,999	$5,999	$230

(1) The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized(2)	Average Recorded Investment(1)	Interest Income Recognized(2)	Average Recorded Investment(1)	Interest Income Recognized(2)

With no related allowance recorded:
One-to-four Family Residential, Including Condominium and Cooperative Apartment	$9	$9	$18	$—	$325	$30
Multifamily Residential and Residential Mixed-Use	415	29	824	53	2,222	85
Commercial Real Estate and Commercial Mixed-Use	3,765	244	6,150	349	7,815	307
Total with no related allowance recorded	4,189	282	6,992	402	10,362	422

With related allowance recorded:
C&I	5,125	13	298	3	—	—
Total with related allowance recorded	5,125	13	298	3	—	—
Ending balance	$9,314	$295	$7,290	$405	$10,362	$422

(1)	The recorded investment excludes accrued interest receivable and loan origination fees, net, due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following is a summary of the past due status of the Company’s investment in loans (excluding accrued interest) as of the dates indicated:

		At December 31, 2019
	30 to 59 Days Past Due	60 to 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$417	$—	$—	$794	$1,211	$147,218	$148,429
Multifamily residential and residential mixed-use	214	—	1,169	153	1,536	3,383,839	3,385,375
Commercial real estate and commercial mixed-use	—	—	364	60	424	1,349,761	1,350,185
ADC	—	—	—	—	—	118,365	118,365
Total real estate	631	—	1,533	1,007	3,171	4,999,183	5,002,354
C&I	44	—	—	10,082	10,126	326,286	336,412
Consumer	6	1	—	2	9	1,763	1,772
Total	$681	$1	$1,533	$11,091	$13,306	$5,327,232	$5,340,538

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2019.

	At December 31, 2018
	30 to 59 Days Past Due	60 to 89 Days Past Due	Accruing Loans 90 Days or More Past Due	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$312	$—	$—	$712	$1,024	$95,823	$96,847
Multifamily residential and residential mixed-use	—	—	100	280	380	3,866,408	3,866,788
Commercial real estate and commercial mixed-use	—	—	—	1,041	1,041	1,169,044	1,170,085
ADC	—	—	—	—	—	29,402	29,402
Total real estate	312	—	100	2,033	2,445	5,160,677	5,163,122
C&I	50	49	—	309	408	229,096	229,504
Consumer	12	1	—	3	16	1,176	1,192
Total	$374	$50	$100	$2,345	$2,869	$5,390,949	$5,393,818

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2018.

Accruing Loans 90 Days or More Past Due:

The Bank continued accruing interest on two real estate loans with an outstanding balance of $1,533 at December 31, 2019, and one real estate loan with an aggregate outstanding balance of $100 at December 31, 2018, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

TDRs

There were no outstanding TDRs at December 31, 2019.  The following table summarizes outstanding TDRs by underlying collateral type as of the dates indicated:

	As of December 31, 2018
	No. of Loans	Balance
One-to-four family residential, including condominium and cooperative apartment	1	$14
Multifamily residential and residential mixed-use	2	271
Commercial real estate and commercial mixed-use	1	4,084
Total real estate	4	$4,369

Accrual status for TDRs is determined separately for each TDR in accordance with the Bank’s policies for determining accrual or non-accrual status. At the time an agreement is entered into between the Bank and the borrower that results in the Bank’s determination that a TDR has been created, the loan can be on either accrual or non-accrual status. If a loan is on non-accrual status at the time it is restructured, it continues to be classified as non-accrual until the borrower has demonstrated compliance with the modified loan terms for a period of at least six months. Conversely, if at the time of restructuring the loan is performing (and accruing); it will remain accruing throughout its restructured period, unless the loan subsequently meets any of the criteria for non-accrual status under the Bank’s policy and agency regulations. There were no TDRs on non-accrual status at December 31, 2018.

The Company has not restructured any C&I or troubled consumer loans, as its C&I and consumer loan portfolios have not experienced any problem issues warranting restructuring. Therefore, all TDRs were collateralized by real estate at December 31, 2018.

There were no loans modified in a manner that met the criteria of a TDR during the year ended December 31, 2019, 2018 or 2017.

The Bank’s allowance for loan losses at December 31, 2019 and 2018 included no allocated reserve associated with TDRs. Activity related to reserves associated with TDRs was immaterial during the years ended December 31, 2019 and 2018.

As of December 31, 2019 and December 31, 2018, the Bank had no loan commitments to borrowers with outstanding TDRs.

A TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. All TDRs are considered impaired loans and are evaluated individually for measurable impairment, if any.

There were no TDRs which defaulted within twelve months following the modification during the years ended December 31, 2019, 2018 or 2017 (thus no significant impact to the allowance for loan losses during those periods).

The Bank may grant short term extensions ranging from 6 to 12 months on certain loans to borrowers. These loans do not meet the definition of a TDR as they are modifications to borrowers who are not experiencing financial difficulty.

Credit Quality Indicators

On a quarterly basis, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit structure, loan documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying them as to credit risk. This analysis includes all loans, such as multifamily residential, mixed-use residential (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but 50% or more of such income is generated from the residential units), commercial real estate, mixed-use commercial real estate (i.e., loans in which the aggregate rental income of the underlying collateral property is generated from both residential and commercial units, but over 50% of such income is generated from the commercial units), ADC, C&I, as well as all one-to- four family residential and cooperative and condominium apartment loans. The Company uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

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

The following is a summary of the credit risk profile of real estate loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$147,635	$—	$794	$—	$148,429
Multifamily residential and residential mixed-use	3,319,226	14,606	51,543	—	3,385,375
Commercial real estate and commercial mixed-use	1,334,518	4,840	10,827	—	1,350,185
ADC	118,365	—	—	—	118,365
Total real estate	4,919,744	19,446	63,164	—	5,002,354
C&I	325,296	1,034	—	10,082	336,412
Total Real Estate and C&I	$5,245,040	$20,480	$63,164	$10,082	$5,338,766

	Balance at December 31, 2,018
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$95,782	$—	$1,065	$—	$96,847
Multifamily residential and residential mixed-use	3,829,643	32,682	4,463	—	3,866,788
Commercial real estate and commercial mixed-use	1,162,429	1,209	6,447	—	1,170,085
ADC	29,402	—	—	—	29,402
Total real estate	5,117,256	33,891	11,975	—	5,163,122
C&I	228,924	—	580	—	229,504
Total Real Estate and C&I	$5,346,180	$33,891	$12,555	$—	$5,392,626

For consumer loans, the Company evaluates credit quality based on payment activity. Consumer loans that are 90 days or more past due are placed on non-accrual status, while all remaining consumer loans are classified and evaluated as performing. The following is a summary of the credit risk profile of consumer loans by internally assigned grade:

	At December 31,
	2019	2018
Performing	$1,770	$$1,189
Non-accrual	2	3
Total	$$1,772	$$1,192

8.  LOAN SECURITIZATION

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

With respect to the securitization transaction, the Company also has continuing involvement through a reimbursement agreement executed with Freddie Mac. To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse FHLMC for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date. The Bank carried a liability of $420 as of both December 31, 2019 and December 31, 2018 for the exposure to the reimbursement agreement with FHLMC.

9.  LOAN SERVICING ACTIVITIES

The Bank services real estate and C&I loans for others having principal balances outstanding of approximately $331,009 and $313,584 at December 31, 2019 and 2018, respectively. Loans serviced for others are not reported as assets. Servicing loans for others generally consists of collecting loan payments, maintaining escrow accounts, disbursing payments to investors, paying taxes and insurance and processing foreclosure. In connection with loans serviced for others, the Bank held borrowers’ escrow balances of $3,295 and $3,022 at December 31, 2019 and 2018, respectively.

There are no restrictions on the Company’s consolidated assets or liabilities related to loans sold with servicing rights retained. Upon sale of these loans, the Company recorded an SRA in other assets, and has elected to account for the SRA under the “amortization method” prescribed under GAAP.  At December 31, 2019, there is no associated valuation allowance for SRAs. The activity for SRAs for the periods indicated are as follows:

	Year Ended December 31,
	2019	2018	2017
Beginning of the year	$1,315	$1,594	$152
Additions	509	72	1,491
Amortized to expense	(365)	(351)	(49)
End of year	$1,459	$1,315	$1,594

The fair-value of servicing rights approximates carrying value as of December 31, 2019. Fair value at December 31, 2019 was determined using a discount rates ranging from 5.0% to 12.0%, prepayment speeds ranging from 5% to 20%, depending on the stratification of the specific servicing right, and a weighted average default rate of 1.30%.

10.  PREMISES AND FIXED ASSETS, NET AND PREMISES HELD FOR SALE

The following is a summary of premises and fixed assets, net:

	At December 31,
	2019	2018
Land	$1,424	$1,600
Buildings	10,630	10,934
Leasehold improvements	23,687	23,154
Furniture, fixtures and equipment	25,068	23,834
Premises and fixed assets, gross	$60,809	$59,522
Less: accumulated depreciation and amortization	(39,117)	(34,809)
Premises and fixed assets, net	$21,692	$24,713

Depreciation and amortization expense amounted to approximately $4,740, $3,903 and $3,310 during the years ended December 31, 2019, 2018 and 2017, respectively.

There were no sales of premises and fixed assets during the year ended December 31, 2019 or 2018. During the year ended December 31, 2017, the Company completed the sale of premises held for sale with an aggregate recorded balance of $1,379 at December 31, 2016. Net proceeds from the sale were $11,791, and a gain of $10,412 was recognized on the sale.

During the year ended December 31, 2019, the Company re-classified certain real estate utilized as a retail branch to premises held for sale. The aggregate recorded balance of the premises held for sale was $514 at December 31, 2019, the outstanding balance upon transfer. The net proceeds from the sale are expected to exceed the current book value.

11. LEASES

Maturities of the Company’s operating lease liabilities at December 31, 2019 are as follows:

Rent to be Capitalized
2020	$6,852
2021	6,774
2022	6,519
2023	5,553
2024	5,663
Thereafter	18,981
Total undiscounted lease payments	50,342
Less amounts representing interest	6,244
Lease liability	$44,098

Other information related to our operating leases was as follows:

Year Ended December 31, 2019
Operating lease cost	6,588

At December 31, 2019
Weighted average remaining lease term	8.08 years
Weighted average discount rate	3.25%

The cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2019, was $6,907. During the year ended December 31, 2019, the Company obtained $1,547 of additional right-of-use assets in exchange for new operating lease liabilities.

12.  FHLBNY CAPITAL STOCK

The Bank is a member of the FHLBNY. Membership requires the purchase of shares of FHLBNY capital stock at $100 per share. The Bank owned 560,186 shares and 575,508 shares at December 31, 2019 and 2018, respectively. The Bank recorded dividend income on the FHLBNY capital stock of $3,574, $3,610 and $2,555 during the years ended December 31, 2019, 2018 and 2017, respectively.

13.  DUE TO DEPOSITORS

Deposits are summarized as follows:

	At December 31, 2019		At December 31, 2018
	Weighted Average Rate	Liability	Weighted Average Rate	Liability
Savings accounts	0.35%	$374,265	0.06%	$336,669
Certificates of deposit (“CDs”)	2.05	1,572,869	1.97	1,410,037
Money market accounts	1.03	1,705,451	1.43	2,098,599
Interest-bearing checking accounts	0.08	151,491	0.08	115,972
Non-interest bearing checking accounts	—	478,549	—	395,477
TOTAL	1.19%	$4,282,625	1.33%	$4,356,754

The following table presents a summary of scheduled maturities of CDs outstanding at December 31, 2019:

	Maturing Balance	Weighted Average Interest Rate
2020	$1,313,361	2.06%
2021	134,810	1.71
2022	92,034	2.43
2023	16,196	2.25
2024	11,827	1.85
2025 and beyond	4,641	1.59
TOTAL	$1,572,869	2.05%

CDs that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) Insurance limit of $250 were $317,650 and $287,834 December 31, 2019 and 2018, respectively.

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company uses such derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short term borrowings debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that an additional $1,421 will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	At December 31, 2019				At December 31, 2018
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	7	$130,000	$1,081	$—	7	$135,000	$4,669	$—
Interest rate swaps related to FHLBNY advances	19	315,000	—	(7,718)	7	110,000	—	(2,097)

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive  Loss as of December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Interest rate products
Amount of gain (loss) recognized in other comprehensive income	$(8,254)	$(758)	$511
Amount of (gain) loss reclassified from other comprehensive income into interest expense	(955)	(692)	283

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

As of December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,747. If the Company had breached any of the above provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. There were no provisions breached for the period ended December 31, 2019.

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

	At December 31, 2019
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Loan level interest rate swaps with borrower	7	$61,038	$1,347	$—
Loan level interest rate swaps with borrower	1	7,205	—	(15)
Loan level interest rate swaps with third-party counterparties	7	61,038	—	(1,347)
Loan level interest rate swaps with third-party counterparties	1	7,205	15	—

These freestanding derivatives did not have a material impact on the Company’s results of operation or financial condition.

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income for the year ended December 31, 2019 was $910.

The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of December 31, 2019, posted collateral was $1,050.

15. FHLBNY ADVANCES

The Bank had borrowings from the FHLBNY (“Advances”) totaling $1,092,250 and $1,125,350 at December 31, 2019 and 2018, respectively, all of which were fixed rate. The average interest cost of FHLBNY Advances on a gross basis was 2.25%, 2.00%, and 1.60% during the years ended December 31, 2019, 2018 and 2017, respectively. The average interest cost of FHLBNY Advances on a net of swap impact basis was 2.16%, 1.93%, and 1.63% during the years ended December 31, 2019, 2018 and 2017, respectively. The average interest rate on outstanding FHLBNY Advances was 1.98% and 2.27% at December 31, 2019 and 2018, respectively. In accordance with its Advances, Collateral Pledge and Security Agreement with the FHLBNY, the Bank was eligible to borrow up to $1,806,604 as of December 31, 2019 and $2,145,563 as of December 31, 2018, and maintained sufficient qualifying collateral, as defined by the FHLBNY, with the FHLBNY (principally real estate loans), to secure Advances in excess of its borrowing limit at both December 31, 2019 and 2018. Certain FHLBNY Advances may contain call features that may be exercised by the FHLBNY. At December 31, 2019 there were no callable Advances. Prepayment penalties were associated with all fixed-rate Advances outstanding as of December 31, 2019 and 2018.

During the year ended December 31, 2019, the Bank extinguished $313,900 of FHLBNY Advances that had a weighted average rate of 2.35%. The prepayment penalty expense was $3,780, recognized as a loss on the extinguishment of debt.  There were no prepayments of FHLBNY Advances during the years ended December 31, 2018 or 2017.

The following table presents a summary of scheduled maturities of FHLBNY Advances outstanding at December 31, 2019:

	Maturing Balance	Weighted Average Interest Rate
2020	933,800	1.89%
2021	130,150	2.39%
2022	28,300	2.93%
TOTAL	$1,092,250	1.98%

16.  SUBORDINATED NOTES PAYABLE

During the year ended December 31, 2017, the Holding Company issued $115,000 of fixed-to-floating rate subordinated notes due June 2027, which become callable commencing on June 15, 2022. The notes will mature on June 15, 2027 (the “Maturity Date”). From and including June 13, 2017 until but excluding June 15, 2022, interest will be paid semi-annually in arrears on each June 15 and December 15 at a fixed annual interest rate equal to 4.50%. From and including June 15, 2022 to, but excluding, the Maturity Date or earlier redemption date, the interest rate shall reset quarterly to an annual interest rate equal to the then-current three-month LIBOR plus 266 basis points, payable quarterly in arrears. Debt issuance cost directly associated with subordinated debt offering was capitalized and netted with subordinated notes payable on the Consolidated Statements of Financial Condition. Interest expense related to the subordinated debt was $5,322, $5,322 and $2,937 during the years ended December 31, 2019, 2018, and 2017, respectively.

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

There was no interest expenses recorded on the trust preferred securities during the year ended December 31, 2019 or 2018. Interest expense recorded on the trust preferred securities totaled $2,708 during the year ended December 31, 2017.

18. OTHER BORROWINGS

Other borrowings consists of unsecured, overnight or short-term borrowings with member commercial banks within a network of financial institutions. The availability of funds changes daily. As of December 31, 2019, the Bank had $110,000 of such borrowings outstanding. Interest expense for the year ended December 31, 2019 was $226.  There were no such borrowings during 2018 or 2017.

19.  INCOME TAXES

The Company’s consolidated Federal, State and City income tax provisions were comprised of the following:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Federal	State and City	Total	Federal	State and City	Total	Federal	State and City	Total
Current	$10,129	$2,930	$13,059	$12,226	$4,008	$16,234	$20,818	$5,523	$26,341
Deferred	(1,437)	(946)	(2,383)	(554)	(253)	(807)	8,334	2,181	10,515
TOTAL	$8,692	$1,984	$10,676	$11,672	$3,755	$15,427	$29,152	$7,704	$36,856

The preceding table excludes tax effects recorded directly to stockholders’ equity in connection with unrealized gains and losses on securities available-for-sale (including losses on such securities upon their transfer to held-to-maturity), interest rate derivatives, and adjustments to other comprehensive income relating to the minimum pension liability, unrecognized gains of pension and other postretirement obligations and changes in the non-credit component of OTTI. These tax effects are disclosed as part of the presentation of the consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.

The provision for income taxes differed from that computed at the Federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at Federal statutory rate	$9,841	$14,010	$31,058
State and local taxes, net of federal income tax benefit	1,567	2,967	5,008
Benefit plan differences	(261)	(312)	(535)
Adjustments for prior period returns and tax items	19	(693)	84
Investment in BOLI	(594)	(605)	(776)
Enactment of federal tax reform	—	—	3,135
Equity based compensation	(33)	(128)	(1,283)
Other, net	137	188	165
TOTAL	$10,676	$15,427	$36,856
Effective tax rate	22.78%	23.12%	41.53%

Deferred tax assets and liabilities are recorded for temporary differences between the book and tax bases of assets and liabilities. The components of Federal, State and City deferred income tax assets and liabilities were as follows:

	At December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	9,083	7,071
Employee benefit plans	6,988	6,809
Tax effect of purchase accounting fair value adjustments	270	291
Tax effect of other components of income on securities available-for-sale and derivatives	2,100	948
Operating lease liability	13,958	—
Other	3	2,112
Total deferred tax assets	32,402	17,231
Deferred tax liabilities:
Tax effect of other components of income on securities available-for-sale and derivatives	2,283	827
Difference in book and tax carrying value of fixed assets	1,486	1,497
Difference in book and tax basis of unearned loan fees	2,787	2,986
Operating lease asset	11,983	—
Other	571	527
Total deferred tax liabilities	19,110	5,837
Net deferred tax asset (recorded in other assets)	$13,292	$11,394

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

No valuation allowances were recognized on deferred tax assets during the years ended December 31, 2019 or 2018, since, at each period end, it was deemed more likely than not that the deferred tax assets would be fully realized.

At December 31, 2019 and 2018, the Bank had accumulated bad debt reserves totaling $15,158 for which no provision for income tax was required to be recorded. These bad debt reserves could be subject to recapture into taxable income under certain circumstances, including a distribution of the bad debt benefits to the Holding Company or the failure of the Bank to qualify as a bank for federal income tax purposes. Should the reserves as of December 31, 2019 be fully recaptured, the Bank would recognize $5,042 in additional income tax expense. The Company expects to take no action in the foreseeable future that would require the establishment of a tax liability associated with these bad debt reserves.

The Company is subject to regular examination by various tax authorities in jurisdictions in which it conducts significant business operations. The Company regularly assesses the likelihood of additional examinations in each of the tax jurisdictions resulting from ongoing assessments.

Under current accounting rules, all tax positions adopted are subjected to two levels of evaluation. Initially, a determination is made, based on the technical merits of the position, as to whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. In conducting this evaluation, management is required to presume that the position will be examined by the appropriate taxing authority possessing full knowledge of all relevant information. The second level of evaluation is the measurement of a tax position that satisfies the more-likely-than-not recognition threshold. This measurement is performed in order to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. The Company had no unrecognized tax benefits as of December 31, 2019 or 2018. The Company does not anticipate any material change to unrecognized tax benefits during the year ending December 31, 2020.

As of December 31, 2019, the tax years ended December 31, 2016, 2017, 2018, and 2019 remained subject to examination by all of the Company’s relevant tax jurisdictions. The 2015 tax year is subject to examination for New Jersey only.  The Company is currently not under audit in any taxing jurisdictions.

20.  KSOP

The Bank maintains the Dime Community Bank KSOP, which covers substantially all of its employees. The KSOP owned participant investments in Common Stock for the accounts of participants totaling $42,971 at December 31, 2019 and $41,863 at December 31, 2018.

The Bank made discretionary contributions totaling $1,900, $1,743 and $1,689 to eligible KSOP participants during the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, this included safe harbor contributions of 3% made to eligible employees as well as an additional 2% discretionary contribution made to eligible employees. In 2018 and 2017, this included safe harbor contributions of 3% made to eligible employees as well as an additional 3% discretionary contribution made to eligible employees. These contributions were recognized as a component of salaries and employee benefits expense.

21.  EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Bank sponsors the Employee Retirement Plan, a tax-qualified, noncontributory, defined-benefit retirement plan. Prior to April 1, 2000, substantially all full-time employees of at least 21 years of age were eligible for participation after one year of service. Effective April 1, 2000, the Bank froze all participant benefits under the Employee Retirement Plan. For the years ended December 31, 2019 and 2018, the Bank used December 31st as its measurement date for the Employee Retirement Plan.

The funded status of the Employee Retirement Plan was as follows:

	At December 31,
	2019	2018
Accumulated benefit obligation at end of period	$25,405	$23,047
Reconciliation of Projected benefit obligation:
Projected benefit obligation at beginning of period	$23,047	$26,029
Interest cost	901	852
Actuarial (gain) loss	2,921	(2,293)
Benefit payments	(1,464)	(1,486)
Settlements	—	(55)
Projected benefit obligation at end of period	25,405	23,047

Plan assets at fair value (investments in trust funds managed by trustee)
Balance at beginning of period	22,557	25,361
Return on plan assets	4,048	(1,296)
Contributions	61	33
Benefit payments	(1,464)	(1,486)
Settlements	—	(55)
Balance at end of period	25,202	22,557
Funded status at end of year	$(203)	$(490)

The net periodic cost for the Employee Retirement Plan included the following components:

	Year Ended December 31,
	2019	2018	2017
Interest cost	$901	$852	$936
Expected return on plan assets	(1,528)	(1,719)	(1,579)
Amortization of unrealized loss	913	1,045	1,287
Net periodic cost	$286	$178	$644

The change in Accumulated Other Comprehensive Loss that resulted from the Employee Retirement Plan is summarized as follows:

	At December 31,
	2019	2018
Balance at beginning of period	$(8,018)	$(8,340)
Amortization of unrealized loss	913	1,045
Loss recognized during the year	(401)	(723)
Balance at the end of the period	$(7,506)	$(8,018)
Period end component of accumulated other comprehensive loss, net of tax	$5,131	$5,456

Major assumptions utilized to determine the net periodic cost of the Employee Retirement Plan benefit obligations were as follows:

	At or for the Year Ended December 31,
	2019	2018	2017
Discount rate used for net periodic cost	4.04%	3.38%	3.82%
Discount rate used to determine benefit obligation at period end	2.97	4.04	3.38
Expected long-term return on plan assets used for net periodic cost	7.00	7.00	7.00
Expected long-term return on plan assets used to determine benefit obligation at period end	7.00	7.00	7.00

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

The LTGE is a diversified portfolio of seven registered mutual funds and five common collective trust funds. The LTGE holds a diversified mix of equity funds in order to gain exposure to the U.S. and non-U.S. equity markets. The common collective investment funds held by the LTGE were privately offered, and the Employee Retirement Plan’s investment in these common collective investment funds was therefore valued by the fund managers of each respective fund based on the Employee Retirement Plan’s proportionate share of units of beneficial interest in the respective funds. All of the common collective investment funds are audited, and the overwhelming majority of assets held in these funds (which derive the unit value of the common collective investment funds) are actively traded in established marketplaces. The seven registered mutual funds held by the LTGE are all actively traded on national securities exchanges and are valued at their quoted market prices.

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

The weighted average allocation by asset category of the assets of the Employee Retirement Plan was summarized as follows:

	At December 31,
	2019	2018
Asset Category
Equity securities	62%	58%
Debt securities (bond mutual funds)	35	39
Cash equivalents	3	3
Total	100%	100%

The allocation percentages in the above table were consistent with future planned allocation percentages as of December 31, 2019 and 2018, respectively.

The following tables present a summary of the Employee Retirement Plan’s investments measured at fair value on a recurring basis by level within the fair value hierarchy, as of the dates indicated. (See Note 24 for a discussion of the fair value hierarchy).

	Fair Value Measurements at December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$3,058	$—	$—	$3,058
Domestic Mid Cap	1,320	—	—	1,320
Domestic Small Cap	933	—	—	933
International Equity	3,605	—	—	3,605
Fixed Income	8,874	—	—	8,874
Cash equivalents	612	—	—	612
Common collective investment funds:
Domestic Large Cap	—	5,214	—	5,214
Domestic Mid Cap	—	653	—	653
Domestic Small Cap	—	933	—	933
Total Plan Assets				$25,202

	Fair Value Measurements at December 31, 2018
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual Funds (all registered and publicly traded) :
Domestic Large Cap	$2,546	$—	$—	$2,546
Domestic Mid Cap	1,080	—	—	1,080
Domestic Small Cap	737	—	—	737
International Equity	2,507	—	—	2,507
Fixed Income	8,756	—	—	8,756
Cash equivalents	650	—	—	650
Common collective investment funds:
Domestic Large Cap	—	4,295	—	4,295
Domestic Mid Cap	—	550	—	550
Domestic Small Cap	—	844	—	844
International Equity	—	592	—	592
Total Plan Assets				$22,557

The expected long-term rate of return assumptions on Employee Retirement Plan assets were established based upon historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Employee Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real annual rates of return in the ranges of 2.5% to 9.5% and (1.0)% to 6.0%, respectively. The long-term inflation rate was estimated to be 2.0%. When these overall return expectations were applied to the Employee Retirement Plan’s target allocation, the expected annual rate of return was determined to be 7.00% at both December 31, 2019 and 2018.

The Bank contributed $61 to the Employee Retirement Plan during the year ended December 31, 2019. The Bank expects to make contributions in the amount of $58 to the Employee Retirement Plan during the year ending December 31, 2020. During the year ending December 31, 2020, actuarial losses of $914 related to the Employee Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Benefit payments are anticipated to be made as follows:

Year Ending December 31,	Amount
2020	$1,508
2021	1,531
2022	1,509
2023	1,501
2024	1,508
2025 to 2029	7,027

BMP and Director Retirement Plan

The Holding Company and Bank maintain the BMP, which exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on benefit plans. As of December 31, 2019 and 2018, the BMP had investments, held in a rabbi trust, in the Common Stock of $2,860 and $2,334, respectively. Benefit accruals under the defined benefit portion of the BMP were suspended on April 1, 2000, when they were suspended under the Employee Retirement Plan.

Effective July 1, 1996, the Company established the Director Retirement Plan to provide benefits to each eligible outside director commencing upon the earlier of termination of Board service or at age 75. The Director Retirement Plan was frozen on March 31, 2005, and only outside directors serving prior to that date are eligible for benefits.

As of December 31, 2019 and 2018, the Bank used December 31st as its measurement date for both the BMP and Director Retirement Plan.

The combined funded status of the defined benefit portions of the BMP and the Director Retirement Plan was as follows:

	At December 31,
	2019	2018
Accumulated benefit obligation at end of period	$9,360	$9,596
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$9,596	$10,364
Interest cost	351	313
Benefit payments	(771)	(770)
Actuarial (gain) loss	184	(311)
Projected benefit obligation at end of period	9,360	9,596
Plan assets at fair value:
Balance at beginning of period	—	—
Contributions	771	770
Benefit payments	(771)	(770)
Balance at end of period	—	—
Funded status at end of the year	$(9,360)	$(9,596)

The combined net periodic cost for the defined benefit portions of the BMP and the Director Retirement Plan included the following components:

	Year Ended December 31,
	2019	2018	2017
Interest cost	$351	$313	$379
Amortization of unrealized loss	59	109	147
Net periodic cost	$410	$422	$526

The combined change in Accumulated Other Comprehensive Loss that resulted from the BMP and Director Retirement Plan is summarized as follows:

	At December 31,
	2019	2018
Balance at beginning of period	$(1,369)	$(1,789)
Amortization of unrealized loss	59	109
Gain (Loss) recognized during the year	(184)	311
Balance at the end of the period	$(1,494)	$(1,369)
Period end component of accumulated other comprehensive loss, net of tax	$1,021	$1,089
Major assumptions utilized to determine the net periodic cost and benefit obligations for both the BMP and Director Retirement Plan were as follows:

	At or For the Year Ended December 31,
	2019	2018	2017
Discount rate used for net periodic cost – BMP	3.80%	3.13%	3.46%
Discount rate used for net periodic cost – Director Retirement Plan	3.84	3.17	3.53
Discount rate used to determine BMP benefit obligation at period end	2.60	3.80	3.13
Discount rate used to determine Director Retirement Plan benefit obligation at period end	2.68	3.84	3.17

Both the BMP and Director Retirement Plan are unfunded non-qualified benefit plans that are not anticipated to ever hold assets for investment. Any contributions made to either the BMP or Director Retirement Plan are expected to be used immediately to pay benefits that accrue. The Bank contributed and made benefit payments in the amount of $546 on behalf of the BMP and $224 on behalf of the Directors Retirement Plan during the year ending December 31, 2019.

In addition to benefit payments from the defined benefit plan component of the BMP discussed above, retired participants are eligible for distributions from the plan.

	For the Year Ended December 31,
	2019	2018	2017

Cash	$24	$514	$4,629
Market value of Common Stock from Employee Stock Ownership Plan of BMP (685 shares, 102,074 shares, and 365,104 shares for December 31, 2019, 2018, and 2017, respectively)	13	1,963	7,151
Gross lump-sum distribution	$37	$2,477	$11,828
Non-cash tax benefit	$—	$619	$1,454

Actuarial projections performed as of December 31, 2019 assumed the Bank will contribute $569 to the BMP and $263 to the Director Retirement Plan during the year ending December 31, 2020 in order to pay benefits due under the respective plans. During the year ending December 31, 2020, actuarial losses of $23 related to the BMP and $156 related to the Director Retirement Plan are anticipated to be recognized as a component of net periodic cost.

Combined benefit payments under the BMP and Director Retirement Plan, which reflect expected future service (as appropriate), are anticipated to be made as follows:

Year Ending December 31,	Amount

2020	$832
2021	821
2022	808
2023	794
2024	809
2025 to 2029	3,688

There is no defined contribution cost incurred by the Holding Company or the Bank under the Director Retirement Plan. Defined contribution costs incurred by the Company related to the BMP were $230, $59, and $336 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Postretirement Plan was amended effective March 31, 2015 to eliminate plan participation for post-amendment retirees.

The funded status of the Postretirement Benefit Plan was as follows:

	At December 31,
	2019	2018
Accumulated benefit obligation at end of period	$1,608	$1,532
Reconciliation of projected benefit obligation:
Projected benefit obligation at beginning of period	$1,532	$1,768
Interest cost	56	54
Actuarial (gain) loss	186	(200)
Benefit payments	(166)	(90)
Projected benefit obligation at end of period	1,608	1,532
Plan assets at fair value:
Balance at beginning of period	—	—
Contributions	166	90
Benefit payments	(166)	(90)
Balance at end of period	—	—
Funded status at end of year	$(1,608)	$(1,532)

The Postretirement Benefit Plan net periodic cost included the following components:

	Year Ended December 31,
	2019	2018	2017
Interest cost	$56	$54	$59
Amortization of unrealized loss	(20)	(9)	(14)
Net periodic cost	$36	$45	$45

The change in Accumulated Other Comprehensive Loss that resulted from the Postretirement Benefit Plan is summarized as follows:

	At December 31,
	2019	2018
Balance at beginning of period	$394	$203
Amortization of unrealized loss	(20)	(9)
Gain (loss) recognized during the year	(186)	200
Balance at the end of the period	$188	$394
Period end component of accumulated other comprehensive loss, net of tax	$(128)	$(255)

Major assumptions utilized to determine the net periodic cost were as follows:

	At or for the Year Ended December 31,
	2019	2018	2017
Discount rate used for net periodic cost	3.82%	3.16%	3.48%
Discount rate used to determine benefit obligation at period end	2.69	3.82	3.16

As of December 31, 2019, an escalation in the assumed medical care cost trend rates by 1% in each year would increase the net periodic cost by approximately $1. A decline in the assumed medical care cost trend rates by 1% in each year would decrease the net periodic cost by approximately $1.

As of December 31, 2019 and 2018, the Bank used December 31st as its measurement date for the Postretirement Benefit Plan. The assumed medical care cost trend rate used in computing the accumulated Postretirement Benefit Plan obligation was 6.5% for 2019 and was assumed to decrease gradually to 5.0% in 2026 and remain at that level thereafter. An escalation in the assumed medical care cost trend rates by 1% in each year would increase the accumulated Postretirement Benefit Plan obligation by approximately $21. A decline in the assumed medical care cost trend rates by 1% in each year would reduce the accumulated Postretirement Benefit Plan obligation by approximately $20.

GAAP provides guidance on both accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Modernization Act”) to employers that sponsor postretirement health care plans which provide prescription drug benefits, and measuring the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, and the effects of the Modernization Act on the APBO. The Company determined that the benefits provided by the Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Modernization Act. The effects of an expected subsidy on payments made under the Postretirement Benefit Plan were treated as an actuarial gain for purposes of calculating the APBO as of December 31, 2019 and 2018. The Company remains in the process of claiming this subsidy from the government, and, as a result, the Bank cannot determine the amount of subsidy it will ultimately receive.

The Postretirement Benefit Plan is an unfunded non-qualified benefit plan that is not anticipated to ever hold assets for investment. Any contributions made to the Postretirement Benefit Plan are expected to be used immediately to pay benefits that accrue.

Benefit payments under the Postretirement Benefit Plan, which reflect expected future service (as appropriate), are expected to be made as follows:

Year Ending December 31,	Amount
2020	$109
2021	102
2022	95
2023	85
2024	75
2025 to 2029	280

22.  STOCK-BASED COMPENSATION

Stock Option Activity

The Company has made stock option grants to outside Directors and certain officers under the Stock Plans. All option shares granted have a ten-year life. The option shares granted to the outside Directors vest over one year, while the option shares granted to officers vest ratably over four years. The exercise price of each option award was determined based upon the fair market value of the Common Stock on the respective grant dates. Compensation expense is determined based upon the fair value of the option shares on the respective dates of grant, as determined utilizing a recognized option pricing methodology. There was no compensation expense recorded during the years ended December 31, 2019, 2018, or 2017 as all options are fully vested.

There were no stock options granted during the years ended December 31, 2019, 2018 and 2017.

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	157,546	$15.53
Options granted	—	—
Options expired	(66,372)	17.10
Options exercised	(18,779)	17.50
Options outstanding at December 31, 2018	72,395	$13.58	2.0	$246

Options granted	—	—
Options exercised	(30,364)	12.12
Options outstanding at December 31, 2019	42,031	$14.63	1.4	263
Options vested and exercisable at December 31, 2019	42,031	$14.63	1.4	$263

Information related to stock options under the Stock Plans during each period is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Cash received for option exercise cost	$367	$954	$792
Income tax benefit recognized on options exercised	39	44	52
Intrinsic value of options exercised	229	167	314

The range of exercise prices and weighted-average remaining contractual lives of both outstanding and vested options (by option exercise cost) as of December 31, 2019 were as follows:

	Outstanding Options		Vested Options
	Amount	Weighted Average Contractual Years Remaining	Amount	Weighted Average Contractual Years Remaining
Exercise Prices:
$12.75	7,121	0.3	7,121	0.3
$13.86	9,776	2.3	9,776	2.3
$15.46	25,134	1.3	25,134	1.3
Total	42,031	1.4	42,031	1.4

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the Stock Plans. Typically awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers may vest in equal installments over a three or four-year period or at the end of the four-year requisite period. All awards were made at the fair value of the Common Stock on the award date. Compensation expense on all restricted stock awards was thus recorded during the years ended December 31, 2019, 2018 and 2017 based upon the fair value of the shares on the respective dates of grant.

The following table presents a summary of activity related to the restricted stock awards granted under the Stock Plans, and changes during the periods indicated:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2018	150,567	$18.85
Shares granted	63,612	19.72
Shares vested	(56,742)	18.19
Shares forfeited	(9,202)	18.84
Unvested allocated shares at December 31, 2018	148,235	19.48

Shares granted	171,163	19.89
Shares vested	(52,683)	19.31
Shares forfeited	(10,140)	19.47
Unvested allocated shares at December 31, 2019	256,575	$19.79

Information related to restricted stock awards under the Stock Plans during each period is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Compensation expense recognized	$1,540	$1,240	$1,358
Income tax benefit recognized on vesting of awards	11	22	95
Weighted average remaining years for which compensation expense is to be recognized	2.8	2.4	2.7

LTIP

During the years ended December 31, 2019, 2018 and 2017, the Company established long term incentive award programs to certain officers that will ultimately be settled in performance shares.

For each award, threshold (50% of target), target (100% of target) and maximum (150% of target) payment opportunities are eligible to be earned over a three-year performance period based on the Company’s performance on certain measurement goals. Both the measurement goals and the peer group utilized to determine the Company’s performance are established at the onset of the measurement period and cannot be altered subsequently.

Performance based shares awarded to certain officers meet the criteria for equity-based accounting. The following table presents a summary of activity related to performance based equity awards and changes during the period:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2018	69,224	$19.19
Shares granted	81,353	18.55
Shares vested	(3,536)	18.83
Shares forfeited	(26,161)	18.62
Maximum aggregate share payout at December 31, 2018	120,880	18.90

Shares granted	138,562	19.18
Shares vested	(2,276)	17.35
Shares forfeited	(42,218)	19.60
Maximum aggregate share payout at December 31, 2019	214,948	$18.96
Minimum aggregate share payout	—	$—
Likely aggregate share payout	92,373	$19.18

Information related to LTIP share awards under the Stock Plans during each period is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Compensation expense recognized	$132	$207	$329
Income tax benefit recognized on vesting of awards	—	2	—

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

The following table presents a summary of activity related to performance based equity awards, and changes during the period then ended:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2018	—	$—
Shares granted	21,736	18.40
Shares vested	—	—
Shares forfeited	(13,585)	18.40
Maximum aggregate share payout at December 31, 2018	8,151	$18.40
Shares granted	45,682	19.15
Shares vested	(2,651)	20.53
Shares forfeited	(31,786)	19.02
Maximum aggregate share payout at December 31, 2019	19,396	19.15
Minimum aggregate share payout	—	—
Expected aggregate share payout	17,188	$19.15

Information related to SIP share awards under the Stock Plans during each period is as follows:

	For the Year Ended
	2019	2018
Compensation expense recognized	$171	$77
Income tax benefit recognized on vesting of awards	1	—

23.  COMMITMENTS AND CONTINGENCIES

Loan Commitments and Lines of Credit

The contractual amounts of financial instruments with off-balance sheet risk at year-end were as follows:

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Available lines of credit	$—	$186,176	$—	$102,110
Other loan commitments	3,803	33,086	16,450	133,608
Stand-by letters of credit	2,145	—	1,968	—

At December 31, 2019 and 2018, the Bank had outstanding firm loan commitments that were accepted by the borrower aggregating $36,890 and $150,058 respectively. Substantially all of the Bank’s commitments expire within three months of their acceptance by the prospective borrower. The credit risk associated with these commitments is based on the loan type which is comprised of multifamily residential, residential mixed use, commercial real estate, commercial mixed-use, C&I, and one-to-four family residential loans.

At December 31, 2019, the Bank had an available line of credit with the FHLBNY equal to its excess borrowing capacity. At December 31, 2019, this amount approximated $714,354.

Additionally, in connection with the Loan Securitization (see Note 8), the Bank executed a reimbursement agreement with FHLMC that obligates the Company to reimburse FHLMC for any contractual principal and interest payments on defaulted loans, not to exceed 10% of the original principal amount of the loans comprising the aggregate balance of the loan pool at securitization. The maximum exposure under this reimbursement obligation is $28,000.

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

24.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

All MBS and agency notes available-for-sale are guaranteed either implicitly or explicitly by GSEs as of December 31, 2019 or 2018. In accordance with the Company’s investment policy, corporate securities are rated "investment grade" at the time of purchase and the financials of the issuers are reviewed annually. Obtaining market values as of December 31, 2019 or 2018 for these securities utilizing significant observable inputs was not difficult due to their considerable demand.

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

		Fair Value Measurements at December 31, 2019 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,657	$1,657	$—	$—
International Equity Mutual Funds	420	420	—	—
Fixed Income Mutual Funds	3,817	3,817	—	—
Debt securities available-for-sale:
Agency Notes	19,935	—	19,935	—
Corporate Securities	28,596	—	28,596	—
Pass-through MBS issued by GSEs	247,483	—	247,483	—
Agency CMOs	254,981	—	254,981	—
Derivative – cash flow hedges	1,081	—	1,081	—
Derivative – freestanding derivatives	1,362	—	1,362	—
Financial Liabilities
Derivative – cash flow hedges	7,718	—	7,718	—
Derivative – freestanding derivatives	1,362	—	1,362	—

		Fair Value Measurements at December 31, 2018 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic Equity Mutual Funds	$1,420	$1,420	$—	$—
International Equity Mutual Funds	377	377	—	—
Fixed Income Mutual Funds	3,870	3,870	—	—
Debt securities available-for-sale:
Agency Notes	25,145	—	25,145
Corporate Securities	11,135	—	11,135	—
Pass-through MBS issued by GSEs	354,613	—	354,613	—
Agency CMOs	111,992	—	111,992	—
Derivative – cash flow hedges	4,669	—	4,669	—
Financial Liabilities
Derivative – cash flow hedges	2,097	—	2,097	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment), and are subject to fair value adjustments. Financial assets measured at fair value on a non-recurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  There were no impaired loans carried at fair value at December 31, 2019 or December 31, 2018.

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

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets:
Cash and due from banks	$155,488	$155,488	$—	$—	$155,488
Loans, net	5,312,097	—	—	5,301,708	5,301,708
Accrued interest receivable	18,891	—	1,674	17,217	18,891
Financial Liabilities:
Savings, money market and checking accounts	2,709,756	2,709,756	—	—	2,709,756
CDs	1,572,869	—	1,576,706	—	1,576,706
Escrow and other deposits	76,481	76,481	—	—	76,481
FHLBNY Advances	1,092,250	—	1,093,964	—	1,093,964
Subordinated debt, net	113,906	—	114,769	—	114,769
Other borrowings	110,000	110,000	—	—	110,000
Accrued interest payable	4,570	—	4,570	—	4,570

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets:
Cash and due from banks	$147,256	$147,256	$—	$—	$147,256
Loans, net	5,372,036	—	—	5,301,281	5,301,281
Accrued interest receivable	17,875	—	1,296	16,579	17,875
Financial Liabilities:
Savings, money market and checking accounts	2,946,717	2,946,717	—	—	2,946,717
CDs	1,410,037	—	1,407,747	—	1,407,747
Escrow and other deposits	85,234	85,234	—	—	85,234
FHLBNY Advances	1,125,350	—	1,119,548	—	1,119,548
Subordinated debt, net	113,759	—	110,346	—	110,346
Accrued interest payable	2,710	—	2,710	—	2,710

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

Other Borrowings

Other borrowings consists of overnight or short-term borrowings carried at amortized cost; equal to the amount payable on demand at the reporting date (deemed a level 1 valuation).

Accrued Interest Payable

The estimated fair value of accrued interest payable approximates its carrying amount, and is deemed to be valued at an input level comparable to its underlying financial liability.

25.  REGULATORY MATTERS

The Bank is subject to regulation, examination, and supervision by the New York State Department of Financial Services and the FDIC. The Holding Company is subject to regulation, examination, and supervision by the Board of Governors of the Federal Reserve System.

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III Capital Rules”) became effective for the Holding Company and Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The Basel III Capital Rules provide for the following minimum capital to risk-weighted assets ratios as of January 1, 2015: a) 4.5% based upon common equity tier 1 capital (“CET1”); b) 6.0% based upon tier 1 capital; and c) 8.0% based upon total regulatory capital. A minimum leverage ratio (tier 1 capital as a percentage of average consolidated assets) of 4.0% is also required under the Basel III Capital Rules.

The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer, composed entirely of CET1, of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers. Restrictions would begin phasing in where the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter, and distributions and discretionary bonus payments would be completely prohibited if no capital conservation buffer exists. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and increased by 0.625% each subsequent January 1, until it reached 2.5% on January 1, 2019. The capital conservation buffer was 1.875% and 1.25% at December 31, 2018 and 2017, respectively. Beginning on January 1, 2019, the Holding Company and the Bank effectively have the following minimum capital to risk-weighted assets ratios: a) 7.0% based upon CET1; b) 8.5% based upon tier 1 capital; and c) 10.5% based upon total regulatory capital. In accordance with the Basel III Capital Rules, the Holding Company and the Bank have elected to exclude all permissible components of accumulated other comprehensive income from computing regulatory capital. Management believes, as of December 31, 2019 and 2018, the Holding Company and Bank met all capital requirements to which they were subject.

The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized (although these items are not utilized to represent overall financial condition). The FDIC utilizes these categories of capital adequacy to determine various matters, including, but not limited to, prompt corrective action and deposit insurance premium assessment levels. Capital levels and adequacy classifications may also be subject to qualitative judgments by the Bank’s regulators regarding, among other factors, the components of capital and risk weighting. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions and asset growth are limited, and capital restoration plans are required. As of December 31, 2019 and 2018, the Bank satisfied all criteria necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since December 31, 2019 that management believes have changed the “well capitalized” categorization.

Actual and required capital amounts and ratios as of the dates indicated are presented below:

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as “Well Capitalized”(1)
As of December 31, 2019	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$629,723	10.15%	$248,093	4.0%	$310,116	5.0%
Consolidated Company	547,060	8.79	248,963	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk weighted assets
Bank	629,723	12.85	220,243	4.5	318,503	6.5%
Consolidated Company	547,060	11.15	220,767	4.5	N/A	N/A
Tier 1 Capital / % of risk weighted assets
Bank	629,723	12.85	294,002	6.0	392,003	8.0
Consolidated Company	547,060	11.15	294,356	6.0	N/A	N/A
Total Capital / % of risk weighted assets
Bank	658,610	13.44	392,003	8.0	490,004	10.0
Consolidated Company	690,947	14.08	392,474	8.0	N/A	N/A

(1)	In accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes(1)		To Be Categorized as “Well Capitalized”(1)
As of December 31, 2018	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Tier 1 Capital / % of average total assets
Bank	$640,386	10.31%	$248,447	4.0%	$310,559	5.0%
Consolidated Company	552,943	8.92	247,842	4.0	N/A	N/A
Common equity Tier 1 capital / % of risk weighted assets
Bank	640,386	13.34	216,103	4.5	312,149	6.5
Consolidated Company	552,943	11.50	216,361	4.5	N/A	N/A
Tier 1 Capital / % of risk weighted assets
Bank	640,386	13.34	288,137	6.0	384,183	8.0
Consolidated Company	552,943	11.50	288,481	6.0	N/A	N/A
Total Capital / % of risk weighted assets
Bank	662,613	13.80	384,183	8.0	480,229	10.0
Consolidated Company	690,170	14.35	384,642	8.0	N/A	N/A

(1)	In accordance with the Basel III rules.

26.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables summarize the unaudited condensed consolidated results of operations for each of the quarters during the fiscal years ended December 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net interest income	$35,324	$36,504	$36,196	$39,397
Provision (credit) for loan losses	321	(449)	11,228	6,240
Net interest income after provision for loan losses	35,003	36,953	24,968	33,157
Non-interest income	2,360	2,820	3,361	3,627
Non-interest expense	22,052	22,296	22,774	28,265
Income before income taxes	15,311	17,477	5,555	8,519
Income tax expense	3,810	4,442	850	1,574
Net income	$11,501	$13,035	$4,705	$6,945
EPS (1):
Basic	$0.32	$0.36	$0.13	$0.20
Diluted	$0.32	$0.36	$0.13	$0.19

(1)
The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Income due to differences in the computed weighted average shares outstanding as well as rounding differences.

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

(1)
The quarterly EPS amounts, when added, may not coincide with the full fiscal year EPS reported on the Consolidated Statements of Income due to differences in the computed weighted average shares outstanding as well as rounding differences.

27.  CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following statements of condition as of December 31, 2019 and 2018, and the related statements of income and cash flows for the years ended December 31, 2019, 2018 and 2017, reflect the Holding Company’s investment in its wholly-owned subsidiary, the Bank, using, as deemed appropriate, the equity method of accounting:

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2019	2018
ASSETS:
Cash and due from banks	$25,580	$20,467
Marketable equity securities at fair value	5,894	5,667
Investment in subsidiaries	679,421	689,523
Other assets	516	542
Total assets	$711,411	$716,199

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Subordinated debt, net	$113,906	$113,759
Other liabilities	747	359
Stockholders’ equity	596,758	602,081
Total liabilities and stockholders’ equity	$711,411	$716,199

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (1)

	Year Ended December 31,
	2019	2018	2017
Net interest loss	$(5,147)	$(5,151)	$(5,427)
Dividends received from Bank	52,500	8,000	8,000
Non-interest income (loss)	531	(302)	249
Non-interest expense	(1,003)	(814)	(2,002)
Income before income taxes and equity in undistributed earnings of direct subsidiaries	46,881	1,733	820
Income tax credit	1,785	2,021	3,274
Income before equity in undistributed earnings of direct subsidiaries	48,666	3,754	4,094
Equity in undistributed earnings of subsidiaries	(12,480)	47,534	47,788
Net income	$36,186	$51,288	$51,882

(1)	Other comprehensive income for the Holding Company approximated other comprehensive income for the consolidated Company during the years ended December 31, 2019, 2018 and 2017.

DIME COMMUNITY BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flows from Operating Activities:
Net income	$36,186	$51,288	$51,882
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of direct subsidiaries	12,480	(47,534)	(47,788)
Net (gain) loss on marketable equity and trading securities	(531)	302	(169)
Net accretion	147	147	81
Decrease in other assets	26	2,621	2,714
(Decrease) Increase in other liabilities	388	359	(994)
Net cash provided by operating activities	48,696	7,183	5,726

Cash flows from Investing Activities:
Proceeds from sale of investment securities available-for-sale	—	274	377
Proceeds from the sale of marketable equity and trading securities	570	1,059	4,629
Purchases of investment securities available-for-sale and marketable equity securities	(266)	(311)	(145)
Reimbursement from subsidiary, including purchases of investment securities available-for-sale	26	44	175
Net purchases of trading securities	—	—	(222)
Principal collected on investment securities available-for-sale	—	42	49
Net cash provided by investing activities	330	1,108	4,863

Cash flows from Financing Activities:
Redemption of preferred stock	(1)	—	(1)
Proceeds from exercise of stock options	367	954	792
Repayment of Trust Preferred Securities	—	—	(70,680)
Proceeds from subordinated debt issuance, net	—	—	113,531
Treasury shares repurchased	(24,191)	(25,881)	—
Release of Common Stock for equity awards	131	76	236
BMP shares of Common Stock received to satisfy distribution of retirement benefits	(133)	(883)	(3,905)
Payments related to tax withholdings for equity awards	(4)	—	—
Capital contribution to subsidiary	—	—	(20,000)
Cash dividends paid to stockholders, net	(20,082)	(20,813)	(20,991)
Net cash used in financing activities	(43,913)	(46,547)	(1,018)

Net (decrease) increase in cash and due from banks	5,113	(38,256)	9,571
Cash and due from banks, beginning of period	20,467	58,723	49,152
Cash and due from banks, end of period	$25,580	$20,467	$58,723

28.  SUBSEQUENT EVENTS

On February 5, 2020, the Company completed an underwritten public offering of 2,999,200 shares, or $74,980 in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Preferred Stock”), with a liquidation preference of $25.00 per share. The net proceeds received at the time of closing was $72,588.  The Company will pay dividends from the original date of issuance, when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2020. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after February 15, 2025 or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.