Form 10-Q
period 2020-03-31
DIME COMMUNITY BANCSHARES INC
filed 2020-05-08
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-27782

DIME COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

N/A
(Former name or former address, if changed since last report)

Delaware	11-3297463
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300 Cadman Plaza West, 8th Floor, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

(718) 782-6200
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	DCOM	The NASDAQ Stock Market
Preferred Stock, Series A, $0.01 Par Value	DCOMP	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at May 8, 2020
$0.01 Par Value	33,305,173

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

●	the risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as updated by our Quarterly Reports on Form 10-Q.

Further, the COVID-19 pandemic has caused local and national economic disruption and has had an impact on the Company’s operations and financial results. Given its ongoing and dynamic nature, it is difficult to predict what effects the pandemic will have on our business and results of operations in the future. The pandemic and related local and national economic disruption may, among other effects, result in a decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; branch closures, work stoppages and unavailability of personnel; and increased cybersecurity risks, as employees increasingly work remotely.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	March 31, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$246,153	$155,488
Total cash and cash equivalents	246,153	155,488
Securities available-for-sale, at fair value	557,825	550,995
Marketable equity securities, at fair value	5,398	5,894
Loans:
Real estate	4,874,502	5,002,354
Commercial and industrial (“C&I”) loans	331,816	336,412
Other loans	956	1,772
Less allowance for loan losses	(36,463)	(28,441)
Total loans, net	5,170,811	5,312,097
Premises and fixed assets, net	21,631	21,692
Premises held for sale	514	514
Loans held for sale	1,430	500
Federal Home Loan Bank of New York (“FHLBNY”) capital stock	57,146	56,019
Bank Owned Life Insurance (“BOLI”)	133,128	114,257
Goodwill	55,638	55,638
Operating lease assets	36,582	37,858
Other assets	61,569	43,508
Total Assets	$6,347,825	$6,354,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$3,760,450	$3,804,076
Non-interest-bearing deposits	479,376	478,549
Total deposits	4,239,826	4,282,625
Escrow and other deposits	116,097	76,481
FHLBNY advances	1,117,300	1,092,250
Subordinated debt, net	113,942	113,906
Other borrowings	—	110,000
Operating lease liabilities	42,614	44,098
Other liabilities	72,398	38,342
Total Liabilities	5,702,177	5,757,702

Stockholders’ Equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 9,000,000 shares authorized, 2,992,200 shares issued and outstanding at March 31, 2020, and none issued or outstanding at December 31, 2019)	72,224	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,721,189 shares and 53,721,189 shares issued at March 31, 2020 and December 31, 2019, respectively, and 33,875,386 shares and 35,154,642 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	537	537
Additional paid-in capital	279,327	279,322
Retained earnings	585,294	581,817
Accumulated other comprehensive loss, net of deferred taxes	(12,632)	(5,940)
Unearned equity awards	(6,067)	(6,731)
Common stock held by the Benefit Maintenance Plan (“BMP”)	(1,496)	(1,496)
Treasury stock, at cost (19,845,803 shares and 18,566,547 shares at March 31, 2020 and December 31, 2019, respectively)	(271,539)	(250,751)
Total Stockholders’ Equity	645,648	596,758
Total Liabilities and Stockholders’ Equity	$6,347,825	$6,354,460

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans secured by real estate	$50,117	$49,177
C&I loans	4,045	3,436
Other loans	15	18
Mortgage-backed securities (“MBS”)	3,305	3,197
Investment securities	421	420
Other short-term investments	1,002	1,447
Total interest income	58,905	57,695
Interest expense:
Deposits and escrow	11,926	15,017
Borrowed funds	6,455	7,354
Total interest expense	18,381	22,371
Net interest income	40,524	35,324
Provision for loan losses	8,012	321
Net interest income after provision for loan losses	32,512	35,003
Non-interest income:
Service charges and other fees	1,203	1,099
Mortgage banking income, net	66	68
Net (loss) gain on securities and other assets (1)	(464)	192
Gain on sale of loans	315	255
Income from BOLI	1,887	694
Loan level derivative income	1,163	—
Other	66	52
Total non-interest income	4,236	2,360
Non-interest expense:
Salaries and employee benefits	14,916	11,884
Stock-based compensation	671	284
Occupancy and equipment	4,056	3,869
Data processing costs	2,024	2,066
Marketing	397	466
Federal deposit insurance premiums	477	454
Other	3,499	3,029
Total non-interest expense	26,040	22,052
Income before income taxes	10,708	15,311
Income tax expense	2,316	3,810
Net income	8,392	11,501
Preferred stock dividends	—	—
Net income available to common stockholders	$8,392	$11,501

Earnings per common share (“EPS”):
Basic	$0.24	$0.32
Diluted	$0.24	$0.32

(1)	Amount includes periodic valuation gains or losses on marketable equity securities.

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net Income	$8,392	$11,501
Other comprehensive income (loss):
Change in holding gain or loss on securities available-for-sale	10,252	4,687
Change in pension and other postretirement obligations	271	492
Change in gain or loss on derivatives	(20,377)	(3,284)
Other comprehensive gain (loss) before income taxes	(9,854)	1,895
Deferred tax expense (benefit)	(3,162)	627
Other comprehensive income (loss), net of tax	(6,692)	1,268
Total comprehensive income	$1,700	$12,769

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Three Month Period Ended March 31, 2020
	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Equity Awards	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’
Beginning balance as of January 1, 2020	35,154,642	$—	$537	$279,322	$581,817	$(5,940)	$(6,731)	$(1,496)	$(250,751)	$596,758
Net income	—	—	—	—	8,392	—	—	—	—	8,392
Other comprehensive loss, net of tax	—	—	—	—	—	(6,692)	—	—	—	(6,692)
Release of shares, net of forfeitures	91	—	—	5	—	—	(7)	—	2	—
Stock-based compensation	—	—	—	—	—	—	671	—	—	671
Proceeds from Preferred Stock issuance, net	—	72,224	—	—	—	—	—	—	—	72,224
Shares received related to tax withholding	(4,668)	—	—	—	—	—	—	—	(79)	(79)
Cash dividends declared and paid	—	—	—	—	(4,915)	—	—	—	—	(4,915)
Repurchase of shares of Common Stock	(1,274,679)	—	—	—	—	—	—	—	(20,711)	(20,711)
Ending balance as of March 31, 2020	33,875,386	$72,224	$537	$279,327	$585,294	$(12,632)	$(6,067)	$(1,496)	$(271,539)	$645,648

	Three Month Period Ended March 31, 2019
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes		Unearned Equity Awards		Common Stock Held by BMP		Treasury stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2019	36,081,455	$537	$277,512	$565,713		$(6,500)		$(3,623)		$(1,509)	$(230,049)	$602,081
Net Income	—	—	—	11,501		—		—		—	—	11,501
Other comprehensive income, net of tax	—	—	—	—		1,268		—		—	—	1,268
Release of shares, net of forfeitures	138,329	—	846	—		—		(2,729)		—	1,883	—
Stock-based compensation	—	—	—	—		—		284		—	—	284
Shares received related to tax withholding	(418)	—	—	—		—		—		—	(7)	(7)
Cash dividends declared and paid	—	—	—	(5,039)		—		—		—	—	(5,039)
Repurchase of shares of Common Stock	(199,254)	—	—	—		—		—		—	(3,814)	(3,814)
Ending balance as of March 31, 2019	36,020,112	$537	$278,358	$572,175	$	$(5,232)	$	$(6,068)	$	$(1,509)	$(231,987)	$606,274

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,392	$11,501
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sales of securities available-for-sale	(8)	76
Net (gain) loss recognized on marketable equity securities	472	(268)
Net gain on sale of loans held for sale	(315)	(255)
Net depreciation, amortization and accretion	1,294	1,255
Stock-based compensation	671	284
Provision for loan losses	8,012	321
Originations of loans held for sale	(6,217)	(569)
Proceeds from sale of loans originated for sale	8,103	618
Increase in cash surrender value of BOLI	(756)	(694)
Gain from death benefits in excess of cash surrender value of BOLI	(1,131)	—
Deferred income tax benefit	(2,090)	(807)
Changes in assets and liabilities:
Decrease in other assets	1,530	978
Decrease (increase) in other liabilities	2,515	(2,255)
Net cash provided by Operating Activities	20,472	10,185
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	4,199	15,499
Proceeds from sales of marketable equity securities	137	137
Purchases of securities available-for-sale	(33,244)	(38,319)
Acquisition of marketable equity securities	(113)	(114)
Proceeds from calls and principal repayments of securities available-for-sale	32,312	18,530
Purchase of BOLI	(20,000)	—
Loans purchased	(892)	—
Proceeds from the sale of portfolio loans transferred to held for sale	—	8,659
Net decrease (increase) in loans	131,569	(120,886)
Purchases of fixed assets, net	(1,034)	(50)
Sale (purchase) of FHLBNY capital stock, net	(1,127)	1,711
Net cash provided by (used in) Investing Activities	111,807	(114,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to depositors	(42,799)	50,868
Increase in escrow and other deposits	39,616	51,882
Repayments of FHLBNY advances	(3,615,520)	(1,030,150)
Proceeds from FHLBNY advances	3,640,570	992,125
Proceeds (repayments) of other borrowings, net	(110,000)	45,000
Proceeds from preferred stock issuance, net	72,224	—
Payments related to tax withholding for equity awards	(79)	(7)
Treasury shares repurchased	(20,711)	(3,814)
Cash dividends paid to stockholders, net	(4,915)	(5,039)
Net cash provided by (used in) Financing Activities	(41,614)	100,865
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90,665	(3,783)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	155,488	147,256
CASH AND CASH EQUIVALENTS, END OF PERIOD	$246,153	$143,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$955	$4,406
Cash paid for interest	16,881	24,013
Loans transferred to held for sale	2,509	2,329
Operating lease assets in exchange for operating lease liabilities	—	41,641
Transfer of cash surrender value for BOLI to other assets	3,016	—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on June 26, 1996.  At March 31, 2020 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $115,000 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York. As of March 31, 2020, the Bank had twenty-eight retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which has spread to most countries, including the United States. The pandemic has adversely affected economic activity globally, nationally and locally.

In March 2020, the United States declared a National Public Health Emergency in response to the COVID-19 pandemic. In an effort to mitigate the spread of COVID-19, local state governments, including New York (in which the Bank has retail banking offices), have taken preventative or protective actions such as travel restrictions, advising or requiring individuals to limit or forego their time outside of their homes, and other forced closures for certain types of non-essential businesses. The impact of these actions is expected to continue to have an adverse impact on the economies and financial markets in the United States.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020.  The CARES Act is intended to provide relief and prevent a severe economic downturn. The stimulus package includes direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers.

It is reasonably possible that there will be material, adverse impacts to significant estimates, asset valuations, and business operations, including intangible assets, investments, loans, deferred tax assets, and derivative counter party risk.

2.	SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of March 31, 2020 and December 31, 2019, the results of operations and statements of comprehensive income for the three-month periods ended March 31, 2020 and 2019, and the changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2020 and 2019.  The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2020.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto contained in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

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

In anticipation of adoption, the Company has established the Current Expected Credit Loss (“CECL”) Subcommittee, a subcommittee of the Loan Loss Reserve Committee, to oversee the adoption of ASU 2016-13 on its consolidated financial statements. The Company has engaged a third party software provider to use their model to measure the expected credit losses. The CECL Subcommittee has determined loan segments based on credit risk of the loan portfolio, completed data validation, and developed qualitative adjustments. The CECL Subcommittee is in the process of developing and updating internal policies, procedures, and key controls over the calculation of the allowance for credit losses (“ACL”). The Company has also engaged an independent third party vendor which is in the process of reviewing the regression models, assumptions utilized, and validating the model for measuring the expected credit losses. The model validation report has not yet been finalized.

ASU 2016-13 was effective for the Company as of January 1, 2020.  Under Section 4014 of the recently enacted CARES Act, financial institutions required to adopt ASU 2016-13 as of January 1, 2020 were provided an option to delay the adoption of the CECL framework until the earlier of December 31, 2020 or when the national emergency is lifted. The Bank has elected to defer adoption of CECL and is utilizing the incurred loss framework as of March 31, 2020.

Upon completion of the aforementioned items, the Loan Loss Reserve Committee, who has oversight over the implementation of CECL, will adopt the standard at the earlier of December 31, 2020 or when the national emergency is lifted. Upon adoption, the Company will recognize a one-time cumulative effect change to the allowance for loan losses through retained earnings as of January 1, 2020. In the period of adoption, any year-to-date catch-up adjustments related to the period end CECL estimate will be adjusted through the income statement.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for interim and annual reporting periods beginning after December 15, 2019.  The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted.  The Company early adopted this ASU in January 2020.  The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform.  Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020.  The Company adopted this ASU in January 2020.  The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available-for-Sale	Defined Benefit Plans	Derivatives	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2020	$4,621	$(6,024)	$(4,537)	$(5,940)
Other comprehensive income (loss) before reclassifications	7,049	120	(14,060)	(6,891)
Amounts reclassified from accumulated other comprehensive loss	(5)	65	139	199
Net other comprehensive income during the period	7,044	185	(13,921)	(6,692)
Balance as of March 31, 2020	$11,665	$(5,839)	$(18,458)	$(12,632)

Balance as of January 1, 2019	$(1,957)	$(6,290)	$1,747	$(6,500)
Other comprehensive income (loss) before reclassifications	3,129	252	(2,007)	1,374
Amounts reclassified from accumulated other comprehensive loss	51	82	(239)	(106)
Net other comprehensive income during the period	3,180	334	(2,246)	1,268
Balance as of March 31, 2019	$1,223	$(5,956)	$(499)	$(5,232)

The before and after-tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Change in holding gain or loss on securities available-for-sale:
Change in net unrealized holding gain or loss during the period	$10,260	$4,611
Reclassification adjustment for net (gain) loss included in net gain (loss) on securities and other assets	(8)	76
Net change	10,252	4,687
Tax expense	3,208	1,507
Net change in holding gain or loss on securities available-for-sale	7,044	3,180
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	95	122
Change in the net actuarial gain or loss	176	370
Net change	271	492
Tax expense	86	158
Net change in pension and other postretirement obligations	185	334
Change in gain or loss on derivatives:
Change in net unrealized gain or loss during the period	(20,581)	(2,928)
Reclassification adjustment for expense included in interest expense	204	(356)
Net change	(20,377)	(3,284)
Tax benefit	(6,456)	(1,038)
Net change in unrealized gain or loss on derivatives	(13,921)	(2,246)
Other comprehensive income (loss)	$(6,692)	$1,268

4.	EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the reporting period.  Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if “in the money” stock options were exercised and converted into Common Stock, and if all likely aggregate Long-term Incentive Plan (“LTIP”) and Sales Incentive Plan (“SIP”) shares are issued.  In determining the weighted average shares outstanding for basic and diluted EPS, treasury shares are excluded.  Vested restricted stock award (“RSA”) shares are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.  Unvested RSA and SIP shares not yet awarded are recognized as a special class of participating securities under ASC 260, and are included in the calculation of the weighted average shares outstanding for basic and diluted EPS.

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net income available to common stockholders	$8,392	$11,501
Less: Dividends paid and earnings allocated to participating securities	(67)	(37)
Net income allocated to common stockholders	$8,325	$11,464
Weighted average common shares outstanding, including participating securities	34,801,479	36,000,140
Less: weighted average participating securities	(269,114)	(153,793)
Weighted average common shares outstanding	34,532,365	35,846,347
Basic EPS	$0.24	$0.32
Net income allocated to common stockholders	$8,325	$11,464
Weighted average common shares outstanding	34,532,365	35,846,347
Weighted average common equivalent shares outstanding	99,600	130,568
Weighted average common and equivalent shares outstanding	34,631,965	35,976,915
Diluted EPS	$0.24	$0.32

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were no “out-of-the-money” stock options during the three-month periods ended March 31, 2020 or 2019.

For information about the calculation of expected aggregate LTIP and SIP share payouts, see Note 13.

5.	PREFERRED STOCK

On February 5, 2020, the Company completed an underwritten public offering of 2,999,200 shares, or $74,980 in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Preferred Stock”), with a liquidation preference of $25.00 per share. The net proceeds received from the issuance of preferred stock at the time of closing was $72,224.  The Company will pay dividends from the original date of issuance, when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2020. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after February 15, 2025 or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.

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

The Company’s only in-scope revenue stream that is subject to the accounting standard is service fees on deposit accounts (including interchange fees), which is disclosed on the Consolidated Statements of Income within “Service charges and other fees.”

Service Charges on Deposit Accounts. The Company earns fees from its deposits customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfied the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. For the three-month periods ended March 31, 2020 and 2019, service charges and other fees totaled $715 and $710, respectively.

Interchange Income. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provide to the cardholder. For the three-month periods ended March 31, 2020 and 2019, interchange income totaled $203 and $188, respectively.

7.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$10,000	$36	$—	$10,036
Corporate Securities	47,111	465	(544)	47,032
Pass-through MBS issued by GSEs	227,805	10,829	—	238,634
Agency Collateralized Mortgage Obligations (“CMOs”)	255,896	6,671	(444)	262,123
Total securities available-for-sale	$540,812	$18,001	$(988)	$557,825

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$20,000	$—	$(65)	$19,935
Corporate Securities	28,086	510	—	28,596
Pass-through MBS issued by GSEs	241,695	5,788	—	247,483
Agency CMOs	254,453	1,105	(577)	254,981
Total securities available-for-sale	$544,234	$7,403	$(642)	$550,995

The carrying amount of securities pledged was $40,526 and $27,884 at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, the available-for-sale agency notes possessed a weighted average contractual maturity of 6.4 years.  At March 31, 2020, available-for-sale agency CMO and MBS securities possessed a weighted average contractual maturity of 17.0 years.  At March 31, 2020, the corporate securities possessed a weighted average contractual maturity of 5.3 years.

	For the Three Months Ended March 31,
	2020	2019
Pass through MBS issued by GSEs:
Proceeds	—	6,117
Gross gains	—	—
Tax expense on gain	—	—
Gross losses	—	174
Tax benefit on loss	—	56
Agency CMOs:
Proceeds	4,199	9,382
Gross gains	8	98
Tax expense on gain	3	31
Gross losses	—	—
Tax benefit on loss	—	—

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

	For the Three Months Ended March 31,
	2020	2019
Proceeds:
Marketable equity securities	$137	$137

The remaining gain or loss on securities shown in the unaudited condensed consolidated statements of income was due to market valuation changes.  Net (loss) gain of $(472) and $268 were recognized on marketable equity securities for the three-month periods ended March 31, 2020 and 2019, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	March 31, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Corporate Notes	$32,303	$544	$—	$—	$32,303	$544
Agency CMOs	59,814	444	—	—	59,814	444

	December 31, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Agency Notes	$9,935	$65	$—	$—	$9,935	$65
Agency CMOs	107,150	548	4,304	29	111,454	577

The issuers of securities available-for-sale are primarily U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. In accordance with the Company’s investment policy, corporate notes are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.  It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at March 31, 2020.

8.	LOANS

Loans are reported at the principal amount outstanding, net of unearned fees or costs.  Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

The following table presents the loan categories for the period ended as indicated:

	Balance at
	March 31, 2020	December 31, 2019
One-to-four family residential, including condominium and cooperative apartment	$176,755	$148,429
Multifamily residential and residential mixed-use	3,160,248	3,385,375
Commercial real estate and commercial mixed-use	1,403,985	1,350,185
Acquisition, development, and construction (“ADC”)	133,514	118,365
Total Real Estate	4,874,502	5,002,354
C&I	331,816	336,412
Consumer	956	1,772
Total	5,207,274	5,340,538
Allowance for loans losses	(36,463)	(28,441)
Loans, net	$5,170,811	$5,312,097

The allowance for loan losses consists of specific and general components. At March 31, 2020, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) specific reserve on impaired loans and (2) general reserve on non-impaired loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) consumer loans.  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the Federal National Mortgage Association (“FNMA”) Limits, and consumer loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended March 31, 2020
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans	Total
Beginning balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441
Provision (credit) for loan losses	376	4,127	2,442	427	7,372	641	(1)	8,012
Charge-offs	—	—	(6)	—	(6)	—	—	(6)
Recoveries	—	14	—	—	14	2	—	16
Ending balance	$645	$14,283	$6,336	$1,671	$22,935	$13,513	$15	$36,463

	At or for the Three Months Ended March 31, 2019
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans	Total
Beginning balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18	$21,782
Provision (credit) for loan losses	4	(453)	250	246	47	273	1	321
Charge-offs	(1)	(5)	(5)	—	(11)	(150)	(1)	(162)
Recoveries	—	—	—	—	—	—	—	—
Ending balance	$201	$12,988	$4,022	$643	$17,854	$4,069	$18	$21,941

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At March 31, 2020
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$10,082	$—	$10,082
Collectively evaluated for impairment	645	14,283	6,336	1,671	22,935	3,431	15	26,381
Total ending allowance balance	$645	$14,283	$6,336	$1,671	$22,935	$13,513	$15	$36,463

Loans:
Individually evaluated for impairment	5,895	1,332	56	—	7,283	10,082	—	17,365
Collectively evaluated for impairment	170,860	3,158,916	1,403,929	133,514	4,867,219	321,734	956	5,189,909
Total ending loans balance	$176,755	$3,160,248	$1,403,985	$133,514	$4,874,502	$331,816	$956	$5,207,274

	At December 31, 2019
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$10,082	$—	$10,082
Collectively evaluated for impairment	269	10,142	3,900	1,244	15,555	2,788	16	18,359
Total ending allowance balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441

Loans:
Individually evaluated for impairment	—	153	60	—	213	10,082	—	10,295
Collectively evaluated for impairment	148,429	3,385,222	1,350,125	118,365	5,002,141	326,330	1,772	5,330,243
Total ending loans balance	$148,429	$3,385,375	$1,350,185	$118,365	$5,002,354	$336,412	$1,772	$5,340,538

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

The following tables summarize impaired loans with no related allowance recorded and with related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

	At March 31, 2020			At December 31, 2019
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$5,895	$5,895	$—	$—	$—	$—
Multifamily residential and residential mixed-use	1,332	1,332	—	153	153	—
Commercial real estate and commercial mixed-use	56	56	—	60	60	—
Total with no related allowance recorded	7,283	7,283	—	213	213	—

With an allowance recorded:
C&I	10,082	10,082	10,082	10,082	10,082	10,082
Total with an allowance recorded	10,082	10,082	10,082	10,082	10,082	10,082
Total	$17,365	$17,365	$10,082	$10,295	$10,295	$10,082

(1)	The recorded investment excludes accrued interest receivable and net deferred costs due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$2,948	$—	$13	$—
Multifamily residential and residential mixed-use	743	6	544	13
Commercial real estate and commercial mixed-use	58	1	6,695	99
Total with no related allowance recorded	3,749	7	7,252	112

With an allowance recorded:
C&I	10,082	—	271	6
Total	$13,831	$7	$7,523	$118

(1)	The recorded investment excludes accrued interest receivable and net deferred costs due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following tables summarize the past due status of the Company’s investment in loans (excluding deferred costs and accrued interest) as of the dates indicated:

	At March 31, 2020
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$—	$6	$—	$6,685	$6,691	$170,064	$176,755
Multifamily residential and residential mixed-use	—	—	—	1,332	1,332	3,158,916	3,160,248
Commercial real estate and commercial mixed-use	—	—	1,033	56	1,089	1,402,896	1,403,985
ADC	—	—	—	—	—	133,514	133,514
Total real estate	—	6	1,033	8,073	9,112	4,865,390	4,874,502
C&I	—	—	—	10,082	10,082	321,734	331,816
Consumer	6	1	—	2	9	947	956
Total	$6	$7	$1,033	$18,157	$19,203	$5,188,071	$5,207,274

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of March 31, 2020.

	At December 31, 2019
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$417	$—	$—	$794	$1,211	$147,218	$148,429
Multifamily residential and residential mixed-use	214	—	1,169	153	1,536	3,383,839	3,385,375
Commercial real estate and commercial mixed-use	—	—	364	60	424	1,349,761	1,350,185
ADC	—	—	—	—	—	118,365	118,365
Total real estate	631	—	1,533	1,007	3,171	4,999,183	5,002,354
C&I	44	—	—	10,082	10,126	326,286	336,412
Consumer	6	1	—	2	9	1,763	1,772
Total	$681	$1	$1,533	$11,091	$13,306	$5,327,232	$5,340,538

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2019.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on one loan with an aggregate outstanding balance of $1,033 at March 31, 2020, and two real estate loans with an aggregate outstanding balance of $1,533 at December 31, 2019, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and therefore remained on accrual status and were deemed performing assets at the dates indicated above.

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

However, pursuant to regulatory guidance, loan modifications or other temporary accommodations to borrowers affected by the COVID-19 outbreak are not considered TDRs.

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  There were no loans modified in a manner that met the criteria of a TDR during the three-month periods ended March 31, 2020 or 2019.  There were no TDRs as of March 31, 2020 or December 31, 2019.

Credit Quality Indicators

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

All real estate and C&I loans not classified as Special Mention, Substandard, or Doubtful were deemed pass loans at both March 31, 2020 and December 31, 2019.

The following is a summary of the credit risk profile of real estate and C&I loans (including deferred costs) by internally assigned grade as of the dates indicated:

	Balance at March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$170,069	$—	$6,686	$—	$176,755
Multifamily residential and residential mixed-use	3,075,559	36,610	48,079	—	3,160,248
Commercial real estate and commercial mixed-use	1,388,414	4,812	10,759	—	1,403,985
ADC	133,514	—	—	—	133,514
Total real estate	4,767,556	41,422	65,524	—	4,874,502
C&I	318,727	2,072	935	10,082	331,816
Total Real Estate and C&I	$5,086,283	$43,494	$66,459	$10,082	$5,206,318

	Balance at December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$147,635	$—	$794	$—	$148,429
Multifamily residential and residential mixed-use	3,319,226	14,606	51,543	—	3,385,375
Commercial real estate and commercial mixed-use	1,334,518	4,840	10,827	—	1,350,185
ADC	118,365	—	—	—	118,365
Total real estate	4,919,744	19,446	63,164	—	5,002,354
C&I	325,296	1,034	—	10,082	336,412
Total Real Estate and C&I	$5,245,040	$20,480	$63,164	$10,082	$5,338,766

The following is a summary of the credit risk profile of consumer loans:

	Balance at
	March 31, 2020	December 31, 2019
Performing	$954	$1,770
Non-accrual	2	2
Total	$956	$1,772

9.	LEASES

The Company recognizes operating lease assets and corresponding lease liabilities related to its office facilities and retail branches. The operating lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments over the lease term.

The operating lease asset and lease liability are determined at the commencement date of the lease based on the present value of the lease payments. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date.

The Company made a policy election to exclude the recognition requirements of ASU 2016-02 to short-term leases, those leases with original terms of 12 months or less. Short-term lease payments are recognized in the income statement on a straight-line basis over the lease term. Certain leases may include one or more options to renew. The exercise of lease renewal options is typically at the Company’s discretion and are included in the operating lease liability if it is reasonably certain that the renewal option will be exercised. Certain real estate leases may contain lease and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, which are generally accounted for separately and are not included in the measurement of the lease liability since they are generally able to be segregated. The Company does not sublease any of its leased properties. The Company does not lease properties from any related parties.

Maturities of the Company’s operating lease liabilities at March 31, 2020 are as follows:

Rent to be Capitalized
2020	$5,061
2021	6,733
2022	6,519
2023	5,553
2024	5,663
Thereafter	18,981
Total undiscounted lease payments	48,510
Less amounts representing interest	5,896
Lease liability	$42,614

Other information related to operating leases was as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$1,603	$1,620

	At March 31,
	2020	2019
Weighted average remaining lease term	7.9 years	8.6 years
Cash paid for amounts included in the measurement of operating lease liabilities	$1,811	1,712
Weighted average discount rate	3.25%	3.28%

10.	DERIVATIVES AND HEDGING ACTIVITIES

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

Cash Flow Hedges

Cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.   The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted issuances of short-term borrowings debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.  During the next twelve months, the Company estimates that an additional $7,356 will be reclassified as an increase to interest expense.

During the three month period ended March 31, 2020, the Company terminated two derivatives with notional values totaling $30,000, resulting in a termination value of $175 which will be recognized over the remaining term of the original derivative.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	At March 31, 2020				At December 31, 2019
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	—	$—	$—	$—	7	$130,000	$1,081	$—
Interest rate swaps related to FHLBNY advances	34	$600,000	$—	$27,014	19	$315,000	$—	$7,718

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Three Months Ended March 31,
	2020	2019
Interest rate products
Amount of loss recognized in other comprehensive income	$(20,578)	$(2,928)
Amount of loss (gain) reclassified from other comprehensive income into interest expense	204	(356)

All cash flow hedges are recorded gross on the balance sheet.

Freestanding Derivatives

During the second quarter of 2019, the Company began to offer loan level derivatives with certain borrowers as part of the Company’s interest-rate risk management strategy for its loan portfolio and to generate loan level derivative income.  In general, this interest rate swap product is designed such that the borrower synthetically attains a fixed-rate loan, by entering into an interest rate swap contract with the Company, while the Company receives floating rate loan payments. The Company offsets the customer-level interest rate swap exposure by entering into an offsetting interest rate swap with an unaffiliated counterparty institution. These interest rate swaps do not qualify as designated hedges, under ASU 815; therefore, each interest rate swap is accounted for as a freestanding derivative. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The following table reflects freestanding derivatives included in the Consolidated Statements of Financial Condition as of the period indicated:

	At March 31, 2020
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Loan level interest rate swaps with borrower	15	$132,742	$12,379	$—
Loan level interest rate swaps with third-party counterparties	15	132,742	—	12,379

	At December 31, 2019
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Loan level interest rate swaps with borrower	7	$61,038	$1,347	$—
Loan level interest rate swaps with borrower	1	7,205	—	15
Loan level interest rate swaps with third-party counterparties	7	61,038	—	1,347
Loan level interest rate swaps with third-party counterparties	1	7,205	15	—

These freestanding derivatives did not have a material impact on the Company’s results of operation or financial condition.

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income for the three month period ended March 31, 2020 was $1,163.  There was no loan level derivative income for the three-month period ended March 31, 2019 as the product was not offered until the second quarter 2019.

The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of March 31, 2020, posted collateral was $13,180.

Credit Risk Related Contingent Features

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

As of March 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $27,173 for those related to FHLBNY advances and $12,379 for those related to loan level derivatives. If the Company had breached any of the above provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the period ended March 31, 2020.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

All MBS, CMO and agency notes available-for-sale are guaranteed either implicitly or explicitly by GSEs as of March 31, 2020 and December 31, 2019.  In accordance with the Company’s investment policy, corporate securities are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.  Obtaining market values as of March 31, 2020 and December 31, 2019 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements at March 31, 2020 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic equity mutual funds	$1,264	$1,264	$—	$—
International equity mutual funds	331	331	—	—
Fixed income mutual funds	3,803	3,803	—	—
Securities available-for-sale:
Agency Notes	10,036	—	10,036	—
Corporate Securities	47,032	—	47,032	—
Pass-through MBS issued by GSEs	238,634	—	238,634	—
Agency CMOs	262,123	—	262,123	—
Derivative – freestanding derivatives	12,379	—	12,379	—

Financial Liabilities
Derivative – cash flow hedges	27,014	—	27,014	—
Derivative – freestanding derivatives	12,379	—	12,379	—

		Fair Value Measurements at December 31, 2019 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds)
Domestic equity mutual funds	$1,657	$1,657	$—	$—
International equity mutual funds	420	420	—	—
Fixed income mutual funds	3,817	3,817	—	—
Securities available-for-sale:
Agency Notes	19,935	—	19,935	—
Corporate Securities	28,596	—	28,596	—
Pass-through MBS issued by GSEs	247,483	—	247,483	—
Agency CMOs	254,981	—	254,981	—
Derivative – cash flow hedges	1,081	—	1,081	—
Derivative – freestanding derivatives	1,362	—	1,362	—

Financial Liabilities
Derivative – cash flow hedges	7,718	—	7,718	—
Derivative – freestanding derivatives	1,362	—	1,362	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a nonrecurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  There were no impaired loans carried at fair value at March 31, 2020 or December 31, 2019.

Financial Instruments Not Measured at Fair Value

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 24 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K.

The following tables present the carrying amounts and estimated fair values of financial instruments other than those measured at fair value on either a recurring or nonrecurring is as follows for the dates indicated, segmented by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at March 31, 2020 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Financial Assets
Cash and due from banks	$246,153	$246,153	$—	$—	$246,153
Loans, net	5,170,811	—	—	5,128,047	5,128,047
Accrued interest receivable	18,812	—	1,795	17,017	18,812
Financial Liabilities
Savings, money market and checking accounts	2,598,329	2,598,329	—	—	2,598,329
Certificates of Deposits (“CDs”)	1,641,497	—	1,647,528	—	1,647,528
Escrow and other deposits	116,097	116,097	—	—	116,097
FHLBNY Advances	1,117,300	—	1,129,054	—	1,129,054
Subordinated debt, net	113,942	—	107,042	—	107,042
Accrued interest payable	6,071	—	6,071	—	6,071

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$155,488	$155,488	$—	$—	$155,488
Loans, net	5,312,097	—	—	5,301,708	5,301,708
Accrued interest receivable	18,891	—	1,674	17,217	18,891
Financial Liabilities
Savings, money market and checking accounts	2,709,756	2,709,756	—	—	2,709,756
CDs	1,572,869	—	1,576,706	—	1,576,706
Escrow and other deposits	76,481	76,481	—	—	76,481
FHLBNY Advances	1,092,250	—	1,093,964	—	1,093,964
Subordinated debt, net	113,906	—	114,769	—	114,769
Other borrowings	110,000	110,000	—	—	110,000
Accrued interest payable	4,570	—	4,570	—	4,570

12.	RETIREMENT AND POSTRETIREMENT PLANS

The Holding Company or the Bank maintains the Retirement Plan of Dime Community Bank (the “Employee Retirement Plan”), the Retirement Plan for Board Members of Dime Community Bancshares, Inc. (the “Outside Director Retirement Plan”), the BMP, and the Postretirement Welfare Plan of Dime Community Bank (the “Postretirement Plan”).

The components of net periodic costs are included in other non-interest expense in the Consolidated Statements of Income.  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended March 31,
	2020		2019
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	241	10	313	14
Expected return on assets	(428)	—	(382)	—
Unrecognized past service liability	—	(2)	—	(2)
Amortization of unrealized loss (gain)	274	—	243	(3)
Net periodic cost	$87	$8	$174	$$9

The following table presents the Company’s planned contributions to, or benefit payments on behalf of each benefit plan as disclosed in its consolidated financial statements for the year ended December 31, 2019, as well as the actual contributions to, or benefit payments on behalf of each benefit plan during the period indicated:

	Planned Contributions/Benefit Payments for the Year Ended December 31, 2020	Actual Contributions/Benefit Payments for the Three Months Ended March 31, 2020

Employee Retirement Plan	$58	$—
Outside Director Retirement Plan	263	56
Post Retirement Plan	109	38
BMP	569	137

The Company expects to make the remainder of the contributions to, or benefit payments on behalf of, each benefit plan during the year ended December 31, 2020, except for the Employee Retirement Plan as there is a surplus and no contributions are required.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans. There were no retirement distributions at March 31, 2020 or March 31, 2019.

13.	STOCK-BASED COMPENSATION

The Company maintains the Dime Community Bancshares, Inc. 2001 Stock Incentive Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees, and the 2013 Equity and Incentive Plan (“2013 Equity Plan”) (collectively, the “Stock Plans”), which are discussed more fully in Note 22 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	42,031	$14.63
Options granted	—	—
Options expired	—	—
Options exercised	—	—
Options outstanding at March 31, 2020	42,031	$14.63	1.1	$7
Options vested and exercisable at March 31, 2020	42,031	$14.63	1.1	$7

There were no stock option exercises during the three-month periods ended March 31, 2020 or 2019.

Restricted Stock Awards

The Company has made restricted stock award grants to outside Directors and certain officers under the Stock Plans. Typically, awards to outside Directors fully vest on the first anniversary of the grant date, while awards to officers may vest in equal annual installments over a three or four-year period or at the end of the pre-determined requisite period.  All awards were made at the fair value of Common Stock on the grant date. Compensation expense on all restricted stock awards are based upon the fair value of the shares on the respective dates of the grant.

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2020	256,575	$19.79
Shares granted	2,467	20.67
Shares vested	(7,986)	19.01
Shares forfeited	(168)	17.24
Unvested allocated shares at March 31, 2020	250,888	$19.82

Information related to RSAs during each period is as follows:

	For the Three Months Ended March 31,
	2020	2019
Compensation expense recognized	$461	$289
Income tax benefit (expense) recognized on vesting of awards	4	(3)

As of March 31, 2020, there was $3,048 of total unrecognized compensation cost related to unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance Based Equity Awards

The Company maintains the LTIP, a long term incentive award program for certain officers, which meets the criteria for equity-based accounting.  For each award, threshold (50% of target), target (100% of target) and stretch (150% of target) opportunities are eligible to be earned over a three-year performance period based on the Company’s relative performance on certain goals that were established at the onset of the performance period and cannot be altered subsequently.  Shares of Common Stock are issued on the grant date and held as unvested stock awards until the end of the performance period. Shares are issued at the stretch opportunity in order to ensure that an adequate number of shares are allocated for shares expected to vest at the end of the performance period.

The following table presents a summary of activity related to performance-based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2020	214,948	$18.96
Shares granted	—	—
Shares vested	—	—
Shares forfeited	—	—
Maximum aggregate share payout at March 31, 2020	214,948	$18.96
Minimum aggregate share payout	—	—
Expected aggregate share payout	92,373	$19.18

Information related to LTIP share awards during each period is as follows:

	For the Three Months Ended March 31,
	2020	2019
Compensation expense recognized	$155	$(75)
Income tax benefit (expense) recognized on vesting of awards	—	(3)

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

The following table presents a summary of activity related to sales incentive equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2020	19,396	$19.15
Shares granted	—	—
Shares vested	(3,911)	19.14
Shares forfeited	(2,208)	19.14
Maximum aggregate share payout at March 31, 2020	13,277	$—
Minimum aggregate share payout	—	—
Expected aggregate share payout	13,277	$19.14

	For the Three Months Ended March 31,
	2020	2019
Compensation expense recognized	$55	$70
Income tax benefit recognized on vesting of awards	6	—

14.	OTHER BORROWINGS

Other borrowings consist of unsecured, overnight or short-term borrowings with member commercial banks within a network of financial institutions. The availability of funds changes daily. As of March 31, 2020, the Bank had no such borrowings outstanding.  As of December 31, 2019, the Bank had $110,000 of such borrowings outstanding.  Interest expense for the three month periods ended March 31, 2020 and 2019 was $40 and $65, respectively.

15.	INCOME TAXES

During the three months ended March 31, 2020 and 2019, the Company’s consolidated effective tax rates were 21.6% and 24.9%, respectively. There were no significant unusual income tax items during the three-month periods ended either March 31, 2020 or 2019.

16.	SUBSEQUENT EVENTS

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs, and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. On April 7, 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, (the “Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and provided practical expedients for evaluating whether loan modifications that occur in response to COVID-19 are TDRs. The Agencies confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (i.e., three-month or six-month) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.  The modification programs, which formally began in the month of April 2020, primarily consist of short-term (i.e. three-month or six-month) deferrals of interest and/or principal payments to be collected at the maturity of the loan. As of April 30, 2020, the Company has formally approved 274 loans, representing outstanding loan balances of $947,447, for deferral.  In accordance with issued interagency guidance, or as outlined in the CARES Act, these short-term deferrals are not considered troubled debt restructurings. These loans will continue to accrue interest and will not be considered past due so long as any required payments are made in accordance with the deferral terms. In addition, the risk-rating on COVID-19 modified loans did not change at the time the deferral was approved. The loans will be subject to the Bank’s normal credit monitoring, and will be re-evaluated after the deferral period ends. The collectability of accrued interest will be evaluated on a periodic basis.

During April 2020, the Bank sold two non-accrual loans, one cooperative apartment loan in the amount of $5,895 and one multifamily loan in the amount of $1,179. These loans had previously been included in the March 31, 2020 non-accrual, substandard, and impaired balances. As a result of the sales, the Bank was able to fully recover all amounts due to the Bank associated with these loans. Both loans had no specific allowance for loan loss reserves attributed to them.

During April 2020, the Holding Company repurchased $11,536 of its common stock (766,821 shares at a weighted average price of $15.04 per share).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on June 26, 1996.  At March 31, 2020 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $115,000 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and currently operates as a New York State-chartered commercial bank.  Effective August 1, 2016, the Bank changed its name from “The Dime Savings Bank of Williamsburgh” to “Dime Community Bank.”  The new name more accurately reflected the Bank’s evolving business model and emphasized its broader geographic and business reach while retaining the Bank’s mission to be in and of the communities it served, including the virtual online community. The Bank’s principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, and one-to-four family residential real estate loans, as well as mortgage-backed securities, obligations of the U.S. government and government-sponsored enterprises (“GSEs”), and corporate debt and equity securities.

In addition to the Bank, the Holding Company’s direct and indirect subsidiaries consist of six corporations and one limited liability company, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company’s indirect subsidiaries, other than the Bank, as of March 31, 2020:

Direct Subsidiaries of the Bank	Year/ State of Incorporation	Primary Business Activities
Boulevard Funding Corp.	1981 / New York	Management and ownership of real estate.
DSBW Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in multifamily residential and commercial real estate loans.
DSBW Residential Preferred Funding Corp.	1998 / Delaware	Real Estate Investment Trust investing in one-to-four family residential loans.
Dime Insurance Agency Inc. (f/k/a Havemeyer Investments, Inc.)	1997 / New York	Sale of non-FDIC insured investment products.
Dime Reinvestment Corporation	2004 / Delaware	Community Development Entity. Currently inactive.
195 Havemeyer Corp.	2008 / New York	Management and ownership of real estate. Currently inactive.
DSB Holdings NY, LLC	2015 / New York	Management and ownership of real estate. Currently inactive.

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

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and small business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its real estate and C&I loans, as well as personal deposit accounts from its borrowers.  Historically, the Bank’s primary lending strategy included the origination of, and investment in, real estate loans secured by multifamily and mixed-use properties, and, to a lesser extent, real estate loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of the development of the Bank’s Business Banking division, which began in 2017, the Bank has been focused on products and services to serve both the credit and business banking needs in its footprint.  Additionally, the Bank resumed offering one-to-four family loan products.

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

Recent Events

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

Recent Developments Relating to the COVID-19 Pandemic

The disruption to the economy and financial markets brought on by the COVID-19 pandemic will continue to have an impact of the Company’s operations and financial results. As Banking was designated by New York State as an essential business, the Company remains committed to being a source of capital to businesses in its footprint. Over the past several years, the Company has taken numerous steps, including hiring personnel and adding new processes and systems, that have put the bank in a position to help our business customers, through programs such as the SBA Payroll Protection Program. Our retail branch office locations remain open to conduct business where plexiglass barriers exist. The Bank also offers mobile and digital banking platforms.

The Company also prioritizes the well-being of employees. The Company has deployed its Business Continuity Plans and has shifted to a remote working environment. Over 200 associates, 100% of non-branch staff, are using remote desktop software to re-create their desktop environment in order to work from home.  The Company has not furloughed any of its employees.

Financial position and results of operations

The impact of the COVID-19 pandemic is expected to continue to evolve and may negatively affect the Company’s operations and the operations of the Company’s clients in future periods. Additionally, certain provisions of the CARES Act and other regulatory relief efforts could also have a material impact on the Company’s operations.

•
On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates may adversely affect the Company’s financial condition and results of operations.

•
The Company’s interest income could be reduced due to COVID-19.  In adherence with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their interest and /or principal payments.  While interest is expected to still accrue to income during the deferral period, should deterioration in the financial condition of the borrowers that would not support ultimate repayment of interest emerge, interest income accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.

•
The Company’s fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.

•
The Company’s operating expenses could increase due to additional expenditures for salaries in effort to compensate employees who are working in the front lines of retail operations, supporting a remote work environment, information technology and cybersecurity costs, and facility maintenance and cleaning costs.

At this time, the Company is unable to project the materiality of the aforementioned items on the financial position and results of operations that could occur due to the uncertainties around the impact of COVID-19.

Capital and liquidity

As of March 31, 2020, the Company and Bank capital ratios were in excess of all regulatory requirements. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by credit losses.

The Company relies on cash on hand as well as capital contributions from its subsidiary bank to service its debt and pay dividends to both its preferred and common stockholders.  If its subsidiary bank is unable to make capital contributions to it for an extended period of time, the Company may not be able to service its debt or pay dividends.

The Company maintains access to multiple sources of liquidity, including borrowing capacity with the FHLBNY of $1.10 billion and access to borrow or lend funds through American Fund Exchange (“AFX”) on an overnight or short-term basis with other member institutions.  The availability of funds with AFX changes daily.  Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to timely account for the assets on its balance sheet.  While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. These assumptions could change in future periods.

Business Continuity Plan

The Company has invoked its Board approved Business Continuity Plan (“BCP”), that was updated earlier in the year to address specific risks and operational concerns related to the COVID-19 pandemic.  The BCP includes a remote working environment for many of the Company’s back office personnel, strategic branch closures for locations that do not have plexiglass barriers, and other considerations. No material operational or internal control challenges or risks have been identified to date.  The Company does not currently anticipate significant challenges to its ability to maintain its systems.

Lending operations and accommodations to borrowers

The Company’s business, financial condition and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates.

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.  The modification programs, which formally began in the month of April 2020, primarily consist of short-term (i.e. three-month or six-month) deferrals of interest and/or principal payments to be collected at the maturity of the loan. As of April 30, 2020, the Company has formally approved 274 loans representing outstanding loan balances of $947.4 million. In accordance with issued interagency guidance, or as outlined in the CARES Act, these short-term deferrals are not considered troubled debt restructurings. These loans will continue to accrue interest and will not be considered past due so long as any required payments are made in accordance with the deferral terms. In addition, the risk-rating on COVID-19 modified loans did not change at the time the deferral was approved. The loans will be subject to the Bank’s normal credit monitoring, and will be re-evaluated after the deferral period ends. The collectability of accrued interest will be evaluated on a periodic basis.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company is actively participating in assisting its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of April 30, 2020, the Company has closed or approved with the SBA 1,856 PPP loans representing $292.1 million in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

The Bank is closely monitoring the rapid developments and uncertainties regarding the pandemic, including various segments of our loan portfolio that may be disproportionately impacted by the pandemic. As of March 31, 2020, the Company had eight loans aggregating $26.7 million to restaurants and 12 loans aggregating $172.8 million to hotels. The Company does not have any exposure to the Energy Industry, Airline Industry, Leveraged Lending, Shared National Credits, Credits Card Loans, or Auto Loans.

Further, in sensitivity and service to its borrowers during this unprecedented time, the Company is waiving late payment fees. These waivers are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.

We continue to monitor unfunded commitments through the pandemic, including commercial and home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended March 31,
	2020	2019
Per Share Data:
Earnings per Common Share (“EPS”) (Diluted)	$0.24	$0.32
Cash dividends paid per share	0.14	0.14
Book value per share	16.93	16.83
Dividend payout ratio	58.33%	43.75%
Performance and Other Selected Ratios:
Return on average assets	0.54%	0.72%
Return on average equity	5.35	7.62
Net interest spread	2.46	2.02
Net interest margin	2.72	2.31
Average interest-earning assets to average interest-bearing liabilities	120.93	118.14
Non-interest expense to average assets	1.68	1.39
Efficiency ratio	57.58	59.22
Loan-to-deposit ratio at end of period	122.82	124.93
Effective tax rate	21.63	24.88
Asset Quality Summary:
Non-performing loans	$18,157	$5,425
Non-performing assets	18,157	5,425
Net (recoveries) charge-offs	(10)	162
Non-performing loans/Total loans	0.35%	0.10%
Non-performing assets/Total assets	0.29	0.08
Allowance for loan loss/Total loans	0.70	0.40
Allowance for loan loss/Non-performing loans	200.82	404.44

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

The Bank’s primary sources of funding for its lending and investment activities include deposits, loan and MBS payments, investment security principal and interest payments and advances from the FHLBNY. The Bank may also sell or securitize selected multifamily residential, mixed-use or one-to-four family residential real estate loans to private sector secondary market purchasers, and has in the past sold such loans to FNMA and FHLMC. The Company may additionally issue debt or equity under appropriate circumstances. Although maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and prepayments on real estate loans and MBS are influenced by interest rates, economic conditions and competition.

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions.  The availability of funds changes daily.  As of March 31, 2020, the Bank had no borrowings through AFX.

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

Total deposits decreased $42.8 million during the three months ended March 31, 2020, compared to an increase of $50.9 million for the three months ended March 31, 2019. Within deposits, core deposits (i.e., non-CDs) decreased $111.4 million during the three months ended March 31, 2020 and decreased $119.9 million during the three months ended March 31, 2019. CDs increased $68.6 million during the three months ended March 31, 2020 compared to an increase of $170.7 million during the three months ended March 31, 2019. The decrease in deposits during the current period was primarily due to managed deposit outflows of higher-cost, more rate sensitive deposit balances, as the Bank proactively adjusted pricing on various deposit categories.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX. At March 31, 2020, the Bank had an additional potential borrowing capacity of $1.10 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $25.1 million during the three months ended March 31, 2020, compared to a $38.0 million reduction during the three months ended March 31, 2019, reflecting  deposit outflows.

During the three months ended March 31, 2020, principal repayments on real estate loans (including refinanced loans) totaled $289.1 million compared to $150.5 million during the three months ended March 31, 2019. The increase resulted primarily from higher prepayment activity. During the three months ended March 31, 2020 and 2019, real estate loan originations totaled $166.8 million and $233.9 million, respectively.

During the three months ended March 31, 2020, principal repayments on C&I loans (including refinanced loans) totaled $53.7 million compared to $14.9 million during the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, C&I loan originations totaled $51.9 million and $52.6 million, respectively.

Sales of available-for-sale securities totaled $4.2 million and $15.5 million during the three-month periods ended March 31, 2020 and 2019, respectively. Purchases of available-for-sale securities totaled $33.2 million and $38.3 million during the three-month periods ended March 31, 2020 and 2019 respectively. Proceeds from pay downs and calls of available-for-sale securities were $32.3 million and $18.5 million for the three-month periods ended March 31, 2020 and 2019, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At March 31, 2020, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at March 31, 2020
	Bank	Consolidated Company	Basel III Minimum Requirement	To Be Categorized as “Well Capitalized” (1)
Tier 1 common equity ratio	12.72%	10.69%	4.5%	6.5%
Tier 1 risk-based based capital ratio	12.72	12.15	6.0	8.0
Total risk-based based capital ratio	13.47	15.21	8.0	10.0
Tier 1 leverage ratio	9.93	9.80	4.0	5.0

(1)	Only the Bank is subject to these requirements.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework.  The leverage ratio was temporarily lowered to 8% by the Federal Reserve Board in March 2020, gradually increasing back to 9% by 2022.  The framework will first be available for use in the Bank’s March 31, 2020 Call Report.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes.  The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.  As of March 31, 2020, the Bank has not opted into the Community Bank Leverage Ratio framework.

The Holding Company repurchased 1,274,679 and 199,254 shares of its common stock during the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, up to 1,594,469 shares remained available for purchase under the authorized share repurchase programs.  During April 2020, the Holding Company repurchased 766,821 shares of its common stock. As of April 30, 2020, up to 827,648 shares remained available for purchase under the authorized share repurchase program.  See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about repurchases of common stock.

The Holding Company paid $4.9 million and $5.0 million in cash dividends on common stock during the three months ended March 31, 2020 and 2019, respectively.

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

The following table presents off-balance sheet arrangements as of March 31, 2020:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$1,631	$203,710	$—	$—	$205,341
Other loan commitments	48,765	—	—	—	48,765
Stand-by letters of credit	2,145	—	—	—	2,145
Total Off-Balance Sheet Arrangements	$52,541	$203,710	$—	$—	$256,251

Asset Quality

General

The Bank does not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements for a discussion of evaluation for impaired securities.

COVID-19 Related Loan Modifications

The COVID-19 pandemic has caused substantial disruptions to the global economy and the communities in which the Bank serves. In response to the pandemic, the Bank has focused on supporting borrowers that have been adversely affected by the pandemic, including making loan modifications as needed. The modification programs, which formally began in the month of April 2020, primarily consist of short-term (i.e. three-month or six-month) deferrals of interest and/or principal payments to be collected at the maturity of the loan. The Bank formally approved the following loans for deferral as of the period indicated:

	April 30, 2020
	Number of Loans	Balance
(Dollars in thousands)
One-to-four family residential, including condominium and cooperative apartment	21	$23,970
Multifamily residential and residential mixed-use real estate	125	475,570
Commercial real estate and commercial mixed-use	114	423,217
C&I	14	24,690
Total	274	$947,447

Loans modified under COVID-19 deferral programs will not be considered delinquent during the deferral period. While interest is expected to still accrue to income during the deferral period, should deterioration in the financial condition of the borrowers that would not support the ultimate repayment of interest emerge, interest income accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted.

In accordance with issued interagency guidance, or as outlined in the CARES Act, these short-term deferrals are not considered troubled debt restructurings. These loans will continue to accrue interest and will not be considered past due so long as any required payments are made in accordance with the deferral terms. In addition, the risk-rating on COVID-19 modified loans did not change at the time the deferral was approved. The loans will be subject to the Bank’s normal credit monitoring, and will be re-evaluated after the deferral period ends. The collectability of accrued interest will be evaluated on a periodic basis.

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

Non-accrual Loans

Within the Bank’s held-for-investment loan portfolio (excluding consumer loans), fourteen non-accrual loans totaled $18.2 million at March 31, 2020, and eleven non-accrual loans totaled $11.1 million at December 31, 2019.  During the three months ended March 31, 2020, three loans totaling $7.1 million were placed on non-accrual status and principal amortization of $0.01 million was recognized on five non-accrual loans. There were no changes on the remaining six non-accrual loans during the three-month period ended March 31, 2020.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 8 to the condensed consolidated financial statements) totaled $17.4 million, consisting of six loans, at March 31, 2020, compared to $10.3 million, consisting of four loans, at December 31, 2019.  During the three months ended March 31, 2020, two loans totaling $7.1 million were added to impaired status.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	March 31, 2020	December 31, 2019	March 31, 2019
	(Dollars in thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$6,685	$794	$706
Multifamily residential and residential mixed-use real estate	1,332	153	276
Commercial real estate and commercial mixed-use	56	60	4,205
C&I	10,082	10,082	232
Consumer	2	2	6
Total non-accrual loans	18,157	11,091	5,425
Non-accrual one-to-four family residential and consumer loans deemed homogeneous loans	(792)	(796)	(712)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	—	—	12
Multifamily residential and residential mixed-use real estate	—	—	261
Commercial real estate and commercial mixed-use	—	—	4,061
Total TDRs	—	—	4,334
Impaired loans	$17,365	$10,295	$9,047
Ratios:
Total non-accrual loans to total loans	0.35%	0.21%	0.10%
Total non-performing assets to total assets(2)	0.29	0.17	0.08

(1)	There were no non-accruing TDRs for the periods indicated.
(2)	Non-performing assets includes non-accrual loans.

See “Non-accrual Loans” above for explanation of increase to impaired loans during the three month period ended March 31, 2020.

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the three months ended March 31, 2020 or 2019.

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

The Bank had no OREO properties at March 31, 2020 or December 31, 2019. The Bank did not recognize any provisions for losses on OREO properties during the three months ended March 31, 2020 or 2019.

Other Potential Problem Loans

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on one loan with an aggregate outstanding balance of $1.0 million at March 31, 2020, and two loans with an aggregate outstanding balance of $1.5 million at December 31, 2019, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Loans Delinquent 30 to 89 Days

The Bank had loans totaling $0.01 million that were delinquent between 30 and 89 days at March 31, 2020 and $0.6 million at December 31, 2019. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.03 million at both March 31, 2020 and December 31, 2019. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

Under Section 4014 of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), financial institutions had the option to delay the adoption of the Current Expected Credit Loss (“CECL”) framework until the earlier of December 31, 2020 or when the national emergency is lifted. The Bank has elected to defer adoption of CECL and is utilizing the incurred loss framework as of March 31, 2020. The Bank’s election to defer adoption of CECL was primarily due to the uncertainty around forecasting the economic variables used to calculate the expected lifetime loan losses, due to the ongoing and dynamic nature of the COVID-19 pandemic.

Upon adoption, the Bank will recognize the adoption impact as of January 1, 2020 through the balance sheet as an adjustment through equity.  In the period of adoption, any year-to-date catch-up adjustments related to the period end CECL estimate will be adjusted through the income statement.

As a result, the tables present the allowance for loan losses under the incurred loss model in all periods.

The methodology utilized to determine the Company’s allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods presented below.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	March 31, 2020	December 31, 2019	March 31, 2019
	(Dollars in Thousands)
Impaired loans	$10,082	$10,082	$116
Non-impaired loans:
Real estate loans	22,935	15,555	17,854
C&I loans	3,431	2,788	3,953
Consumer loans	15	16	18
Total	$36,463	$28,441	$21,941

A provision of $8.0 million and $0.3 million were recorded during the three month periods ended March 31, 2020 and 2019, respectively.  During the three-month periods ended March 31, 2020, the loan loss provision was driven mainly by an increase in the general allowance for loan losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption. It is difficult to predict what effects the pandemic will have on our probable incurred loss framework in the future.  The pandemic and related local and national economic disruption may, among other effects, result in increased levels of allowance for loan losses.

For a further discussion of the allowance for loan losses and related activity during the three-month periods ended March 31, 2020 and 2019, and as of December 31, 2019, please see Note 8 to the condensed consolidated financial statements.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Assets.  Assets totaled $6.35 billion at March 31, 2020, $6.6 million below their level at December 31, 2019, primarily due to an decrease in the loan portfolio of $141.3 million, offset by an increase of $90.7 million in cash, $20.0 million purchase of additional BOLI, and an increase of $18.0 million in other assets.

The increase in other assets was primarily the result of an $11.0 million increase in the freestanding derivative asset with borrowers related to loan swaps. The increase was the result of the interest rate environment as of March 31, 2020.

Total loans decreased $141.3 million during the three months ended March 31, 2020. During the period, the Bank had originations of $218.8 million which was less than the $343.9 million of aggregate amortization on loans (also including refinancing of existing loans).

Liabilities.  Total liabilities decreased $55.5 million during the three months ended March 31, 2020, primarily due to a decrease of $42.8 million in deposits and a decrease of $110.0 million in other borrowings, offset by increases of $39.6 million in escrows and other deposits, $25.0 million in FHLBNY advances, and $34.1 million in other liabilities.

The increase in other liabilities was primarily the result of a $19.3 million increase in the interest rate derivative liability related to FHLBNY advances and an $11.0 million increase in the freestanding derivative liability with counterparties related to loan swaps, respectively. The increases were both the result of the interest rate environment as of March 31, 2020.

Stockholders’ Equity.  Stockholders’ equity increased $48.9 million during the three months ended March 31, 2020, due primarily to the issuance of $72.2 million of preferred stock and net income of $8.4 million, offset by $4.9 million in cash dividends paid on common stock during the period, $20.7 million for the repurchase of Company Common Stock, and other comprehensive loss, net of tax, of $6.7 million.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General.  Net income was $8.4 million during the three months ended March 31, 2020, a decrease of $3.1 million from net income of $11.5 million during the three months ended March 31, 2019.  During the three months ended March 31, 2020, net interest income increased by $5.2 million, non-interest income increased by $1.9 million, non-interest expense increased by $4.0 million, income tax expense decreased by $1.5 million and the loan loss provision increased by $7.7 million.  Please see “Part I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses” for a discussion of the increase in the loan loss provision for the period ended March 31, 2020.

Net Interest Income.  The discussion of net interest income for the three months ended March 31, 2020 and 2019 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$4,954,391	$50,117	4.05%	$5,195,951	$49,177	3.79%
C&I loans	327,653	4,045	4.94	248,267	3,436	5.54
Other loans	1,443	15	4.16	1,083	18	6.65
MBS and CMO securities	486,722	3,305	2.72	464,303	3,197	2.75
Investment securities	47,060	421	3.58	47,177	420	3.56
Other short-term investments	132,094	1,002	3.03	154,512	1,447	3.75
Total interest-earning assets	5,949,363	58,905	3.96%	6,111,293	57,695	3.78%
Non-interest earning assets	258,586			252,805
Total assets	$6,207,949			$6,364,098

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$159,027	$87	0.22%	$115,243	$22	0.08%
Money Market accounts	1,580,779	3,586	0.91	2,029,794	7,640	1.53
Savings accounts	383,769	367	0.38	331,662	45	0.06
CDs	1,586,549	7,886	2.00	1,466,439	7,310	2.02
Total interest-bearing deposits	3,710,124	11,926	1.29%	3,943,138	15,017	1.54%
FHLB Advances	1,085,553	5,085	1.88	1,105,546	5,959	2.19
Subordinated notes	113,918	1,330	4.70	113,772	1,330	4.74
Other borrowings	9,890	40	1.63	10,289	65	2.56
Borrowed funds	1,209,361	6,455	2.15	1,229,607	7,354	2.43
Total interest-bearing liabilities	4,919,485	18,381	1.50%	5,172,745	22,371	1.75%
Non-interest-bearing checking accounts	467,468			397,907
Other non-interest-bearing liabilities	193,652			189,372
Total liabilities	5,580,605			5,760,024
Stockholders’ equity	627,344			604,074
Total liabilities and stockholders’ equity	$6,207,949			$6,364,098
Net interest income		$40,524			$35,324
Net interest spread			2.46%			2.02%
Net interest-earning assets	$1,029,878			$938,548
Net interest margin			2.72%			2.31%
Ratio of interest-earning assets to interest-bearing liabilities			120.93%			118.14%

Deposits	$4,177,592	$11,926	1.15%	$4,341,045	$15,017	1.40%

Rate/Volume Analysis

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(2,362)	$3,302	$940
C&I loans	1,040	(431)	609
Other loans	5	(8)	(3)
MBS and CMO securities	149	(41)	108
Investment securities	(1)	2	1
Other	(189)	(256)	(445)
Total	$(1,358)	$2,568	$1,210

Interest-bearing liabilities:
Interest-bearing checking accounts	$17	$48	$65
Money market accounts	(1,315)	(2,739)	(4,054)
Savings accounts	33	289	322
CDs	627	(51)	576
FHLB Advances	(66)	(808)	(874)
Subordinated notes	7	(7)	—
Other borrowings	(2)	(23)	(25)
Total	$(699)	$(3,291)	$(3,990)
Net change in net interest income	$(659)	$5,859	$5,200

Net interest income was $40.5 million during the three months ended March 31, 2020, an increase of $5.2 million from the three months ended March 31, 2019.  Average interest-earning assets were $5.95 billion for the three months ended March 31, 2020, a decrease of $161.9 million from $6.11 billion for the three months ended March 31, 2019. Net interest margin (“NIM”) was 2.72% during the three months ended March 31, 2020, up from 2.31% during the three months ended March 31, 2019.

Interest Income.  Interest income was $58.9 million during the three months ended March 31, 2020, an increase of $1.2 million from the three months ended March 31, 2019, primarily reflecting increases in interest income of $0.9 million on real estate loans, $0.6 million on C&I loans, and $0.1 million on investment securities. The increased interest income on real estate loans was related to a 26 basis point increase in the yield offset by a reduction of $241.6 million in the average balance of such loans in the period. The increased interest income on C&I loans was due an increase of $79.4 million in the average balance of such loans during the period, reflecting the build out of the Business Banking division. The increased interest income from investment securities was due to increased average balances of $22.4 million during the period.

Interest Expense.  Interest expense decreased $4.0 million, to $18.4 million, during the three months ended March 31, 2020, from $22.4 million during the three months ended March 31, 2019. The decreased interest expense was mainly attributable to a reduction in interest rates offered on money market products as well as a decrease in average balances of $449.0 million and a reduction in interest rates on FHLBNY advances as well as a decrease in average balances of $20.0 million for the quarter.

Provision for Loan Losses. The Company recognized a provision for loan losses of $8.0 million during the three months ended March 31, 2020, compared to a provision of $0.3 million for the three months ended March 31, 2019.  Please see “Part I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses” for a discussion of the increase in the loan loss provision for the period ended March 31, 2020.

Non-Interest Income.  Non-interest income was $4.2 million during the three months ended March 31, 2020, an increase of $1.9 million from $2.4 million during the three months ended March 31, 2019, primarily due to an increase in BOLI income of $1.2 million related to death benefits and an increase of $1.2 million of loan level derivative income for the three months ended March 31, 2020.

Non-Interest Expense.  Non-interest expense was $26.0 million during the three months ended March 31, 2020, an increase of $4.0 million from $22.1 million during the three months ended March 31, 2019, primarily the result of increases in salary and employee benefits of $3.0 million due to adding relationship bankers and support staff as part of the Business Banking buildout.

Non-interest expense was 1.68% and 1.39% of average assets during the three-month periods ended March 31, 2020 and 2019, respectively.

Income Tax Expense.   Income tax expense was $2.3 million during the three months ended March 31, 2020, a decrease of $1.5 million from $3.8 million during the three months ended March 31, 2019.  The Company’s consolidated tax rate was 21.6% during the three months ended March 31, 2020, down from 24.9% during the three months ended March 31, 2019.  The lower tax rate for the three month period ended March 31, 2020 was primarily the result of lower pre-tax income during the period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2019 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company’s market risk continues to reside at the Bank level.  The Bank’s largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At March 31, 2020, the Company owned thirteen marketable equity securities carried at a fair value of $5.8 million, in which market value adjustments are recorded through the statement of income.  During the three months ended March 31, 2020, the Company conducted twenty-four transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of March 31, 2020 and December 31, 2019, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rates, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both March 31, 2020 and December 31, 2019.

	At March 31, 2020			At December 31, 2019
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$552,100	$(13,225)	(2.3)%	$595,201	$(41,682)	(6.5)%
Pre-Shock Scenario	565,325	—	—	636,883	—	—

The Bank’s Pre-Shock Scenario EVE decreased from $636.9 million at December 31, 2019 to $565.3 million at March 31, 2020. The primary factors contributing to the lower EVE at March 31, 2020 were the payments of $10.0 million of dividends from the Bank to the Holding Company and an increase in the value of the Bank’s core deposit liability. These factors were partially offset by an increase in the value of the Bank’s loan portfolio due to a slightly lower duration.

The Bank’s EVE in the +200 basis point Rate Shock Scenario decreased from $595.2 million at December 31, 2019 to $552.1 million at March 31, 2020.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank’s net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank’s Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank’s net interest income over the 12-month period beginning March 31, 2020 assuming gradual changes in interest rates for the given rate scenarios:

Gradual Change in Interest rates of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(3.52)%
+ 100 Basis Points	(2.09)%

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of March 31, 2020, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

The Company has invoked its Board approved Business Continuity Plan (“BCP”) that was updated earlier in the year to address specific risks and operational concerns related to the COVID-19 pandemic.  The BCP includes a remote working environment for many of the Company’s back office personnel, strategic branch closures for locations that do not have plexiglass barriers, and other considerations. No material operational or internal control challenges or risks have been identified to date.  The Company does not currently anticipate significant challenges to its ability to maintain its systems.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings.  Certain of these matters may seek substantial monetary damages.  In the opinion of management, the Company is involved in no actions or proceedings that are likely to have a material adverse impact on its financial condition and results of operations as of March 31, 2020.

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and supplement to the risk factors previously disclosed in the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission.

The COVID-19 pandemic and related economic effects may have an adverse impact on the Company’s business and results of operations.

In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States declared a national emergency.  In an effort to mitigate the spread of COVID-19, local state governments, including New York (in which the Bank has retail banking offices), have taken preventative or protective actions such as travel restrictions, advising or requiring individuals to limit or forego their time outside of their homes, and other forced closures for certain types of non-essential businesses.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  In response, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows.  Additionally, state governments and federal agencies are encouraging lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).

As a result of the pandemic, the Company is subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for the Company’s products and services may decline, making it difficult to grow assets and income;
•	the Company’s interest income may be reduced, as it permits the deferral of interest and/or principal payments for COVID-19 affected borrowers;
•	the Company’s non-interest income may be reduced, as it is currently waiving fees such as, but not limited to, insufficient funds and overdraft fees, ATM fees and account maintenance fees;
•
as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;

•	loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	the Company’s allowance for loan losses may have to be increased, which will adversely affect net income;
•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	cybersecurity risks have increased as the result of an increase in the number of employees working remotely;
•	the Company relies on third party vendors for certain critical services, which may become unavailable or experience interruptions due to the pandemic; and
•	the Company may experience branch closures, work stoppages and the loss or unavailability of key employees due to the pandemic.

Given its ongoing and dynamic nature, it is impossible to predict all of the effects the pandemic will have on our business and results of operations in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs (1) (2)
January 2020	39,000	$19.99	39,000	193,550
February 2020	442,696	19.17	442,696	2,387,452
March 2020	792,983	14.43	792,983	1,594,469

(1)  The thirteenth stock repurchase program was publicly announced in October 2018, authorizing the purchase of up to 1,824,040 shares of Common Stock, and has no expiration date.  The thirteenth stock repurchase program was completed in February 2020. The fourteenth stock repurchase program was publicly announced January 2020, authorizing the purchase of up 2,636,598 shares of common stock, and has no expiration date.

(2)   During April 2020, the Holding Company repurchased 766,821 shares of its common stock at a weighted average price of $15.04 per share. As of April 30, 2020, up to 827,648 shares remained available for purchase under the authorized share repurchase program.

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

4.4
Specimen Certificate for 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 8-A Registration of Certain Classes of Securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, filed with the Commission on February 5, 2020 (File No. 333-220175))

10.1	The Retirement Plan of Dime Community Bank in Pentegra Retirement Trust, as amended and restated effective October 1, 2019
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: May 8, 2020	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
President and Chief Executive Officer

Dated: May 8, 2020	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer