Form 10-Q
period 2020-06-30
DIME COMMUNITY BANCSHARES INC
filed 2020-08-10
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-27782

DIME COMMUNITY BANCSHARES INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at August 7, 2020
$0.01 Par Value	33,057,426

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

Forward-looking statements are based upon various assumptions and analyses made by Dime Community Bancshares, Inc. together with its direct and indirect subsidiaries, the “Company”, in light of management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes appropriate under the circumstances. These include statements regarding the proposed merger (the “Merger”) of the Company with Bridge Bancorp, Inc. (“Bridge Bancorp”). These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company’s control) that could cause actual conditions or results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, you should not place undue reliance on such statements. These factors include, without limitation, the following:

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
●
general economic conditions, either nationally or locally in some or all areas in which the Company conducts business, or conditions in the securities markets or the banking industry, may differ than the Company currently anticipates;

●	legislative, regulatory or policy changes may adversely affect the Company’s business or results of operations;
●	technological changes may be more difficult or expensive than the Company anticipates;
●	success or consummation of new business initiatives or the integration of any acquired entities may be more difficult or expensive than the Company anticipates;
●	the businesses of the Company and Bridge Bancorp may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;
●	the expected growth opportunities or cost savings from the Merger may not be fully realized or may take longer to realize than expected;
●
deposit attrition, operating costs, loss of customers and business disruption prior to and following the Merger, including adverse effects on relationships with employees and customers, may be greater than expected;

●	the regulatory and shareholder approvals required for the Merger may not be obtained, or may not be obtained on the proposed terms or on the anticipated schedule;
●
litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events, including the Merger,  longer than the Company anticipates; and

●	the risks referred to in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as updated by our Quarterly Reports on Form 10-Q.

Further, the COVID-19 pandemic has caused local and national economic disruption and has had an impact on the Company’s operations and financial results. Given its ongoing and dynamic nature, it is difficult to predict what effects the pandemic will have on our business and results of operations in the future. The pandemic and related local and national economic disruption may, among other effects, result in a decline in demand for our products and services; increased levels of loan delinquencies, problem assets and foreclosures; branch closures, work stoppages and unavailability of personnel; and increased cybersecurity risks, as employees  continue to increasingly work remotely.

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	June 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$117,013	$155,488
Total cash and cash equivalents	117,013	155,488
Securities available-for-sale, at fair value	542,007	550,995
Marketable equity securities, at fair value	5,707	5,894
Loans:
Real estate	4,811,401	5,002,354
Commercial and industrial (“C&I”) loans	631,518	336,412
Other loans	1,463	1,772
Less allowance for loan losses	(42,492)	(28,441)
Total loans, net	5,401,890	5,312,097
Premises and fixed assets, net	21,423	21,692
Premises held for sale	—	514
Loans held for sale	1,794	500
Federal Home Loan Bank of New York (“FHLBNY”) capital stock	52,305	56,019
Bank Owned Life Insurance (“BOLI”)	154,036	114,257
Goodwill	55,638	55,638
Operating lease assets	36,813	37,858
Other assets	78,895	43,508
Total Assets	$6,467,521	$6,354,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$3,774,089	$3,804,076
Non-interest-bearing deposits	664,323	478,549
Total deposits	4,438,412	4,282,625
Escrow and other deposits	87,646	76,481
FHLBNY advances	1,017,300	1,092,250
Subordinated debt, net	113,979	113,906
Other borrowings	5,000	110,000
Operating lease liabilities	42,733	44,098
Other liabilities	80,908	38,342
Total Liabilities	5,785,978	5,757,702

Stockholders’ Equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 9,000,000 shares authorized, 5,299,200 shares issued and outstanding at June 30, 2020, and none issued or outstanding at December 31, 2019)	116,569	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,724,233 shares and 53,721,189 shares issued at June 30, 2020 and December 31, 2019, respectively, and 33,089,585 shares and 35,154,642 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	537	537
Additional paid-in capital	278,581	279,322
Retained earnings	592,497	581,817
Accumulated other comprehensive loss, net of deferred taxes	(14,403)	(5,940)
Unearned equity awards	(7,549)	(6,731)
Common stock held by the Benefit Maintenance Plan (“BMP”)	(1,496)	(1,496)
Treasury stock, at cost (20,634,648 shares and 18,566,547 shares at June 30, 2020 and December 31, 2019, respectively)	(283,193)	(250,751)
Total Stockholders’ Equity	681,543	596,758
Total Liabilities and Stockholders’ Equity	$6,467,521	$6,354,460

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans secured by real estate	$49,058	$50,811	$99,175	$99,988
C&I loans	5,071	4,134	9,116	7,570
Other loans	13	18	28	36
Mortgage-backed securities (“MBS”)	3,064	2,961	6,369	6,158
Investment securities	582	570	1,003	990
Other short-term investments	846	1,457	1,848	2,904
Total interest income	58,634	59,951	117,539	117,646
Interest expense:
Deposits and escrow	9,700	16,271	21,626	31,288
Borrowed funds	5,378	7,176	11,833	14,530
Total interest expense	15,078	23,447	33,459	45,818
Net interest income	43,556	36,504	84,080	71,828
Provision (credit) for loan losses	6,060	(449)	14,072	(128)
Net interest income after provision for loan losses	37,496	36,953	70,008	71,956
Non-interest income:
Service charges and other fees	1,083	1,264	2,286	2,363
Net mortgage banking income	52	61	118	129
Net gain on sale of equity securities	436	148	(36)	416
Net gain on sale of securities and other assets	3,134	(57)	3,142	(133)
Gain on sale of loans	206	339	521	594
Income from BOLI	911	707	2,798	1,401
Loan level derivative income	2,494	291	3,657	291
Other	70	67	136	119
Total non-interest income	8,386	2,820	12,622	5,180
Non-interest expense:
Salaries and employee benefits	14,719	12,061	29,565	23,945
Severance	3,930	—	4,000	—
Stock benefit plan compensation expense	478	491	1,149	775
Occupancy and equipment	3,959	3,827	8,015	7,696
Data processing costs	2,007	1,908	4,031	3,974
Marketing	136	465	533	931
Federal deposit insurance premiums	529	586	1,006	1,040
Merger expenses	1,072	—	1,658	—
Other	2,516	2,958	5,429	5,987
Total non-interest expense	29,346	22,296	55,386	44,348
Income before income taxes	16,536	17,477	27,244	32,788
Income tax expense	3,570	4,442	5,886	8,252
Net income	12,966	13,035	21,358	24,536
Preferred stock dividends	1,140	—	1,140	—
Net income available to common stockholders	$11,826	$13,035	$20,218	$24,536

Earnings per Share:
Basic	$0.36	$0.36	$0.60	$0.68
Diluted	$0.35	$0.36	$0.59	$0.68

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$12,966	$13,035	$21,358	$24,536
Other comprehensive income (loss):
Change in unrealized holding gain (loss) on securities available-for-sale	659	4,261	10,911	8,948
Change in pension and other postretirement obligations	271	237	542	729
Change in unrealized gain (loss) on derivatives	(3,461)	(6,077)	(23,838)	(9,361)
Other comprehensive income (loss) before income taxes	(2,531)	(1,579)	(12,385)	316
Deferred tax expense (benefit)	(760)	(523)	(3,922)	104
Other comprehensive income (loss), net of tax	(1,771)	(1,056)	(8,463)	212
Total comprehensive income	$11,195	$11,979	$12,895	$24,748

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Six Month Period Ended June 30, 2020
	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Equity Awards	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’
Beginning balance as of January 1, 2020	35,154,642	$—	$537	$279,322	$581,817	$(5,940)	$(6,731)	$(1,496)	$(250,751)	$596,758
Net income	—	—	—	—	8,392	—	—	—	—	8,392
Other comprehensive loss, net of tax	—	—	—	—	—	(6,692)	—	—	—	(6,692)
Release of shares, net of forfeitures	91	—	—	5	—	—	(7)	—	2	—
Stock-based compensation	—	—	—	—	—	—	671	—	—	671
Proceeds from Preferred Stock issuance, net	—	72,224	—	—	—	—	—	—	—	72,224
Shares received related to tax withholding	(4,668)	—	—	—	—	—	—	—	(79)	(79)
Cash dividends declared and paid	—	—	—	—	(4,915)	—	—	—	—	(4,915)
Repurchase of shares of Common Stock	(1,274,679)	—	—	—	—	—	—	—	(20,711)	(20,711)
Ending balance as of March 31, 2020	33,875,386	72,224	537	279,327	585,294	(12,632)	(6,067)	(1,496)	(271,539)	645,648

Net income	—	—	—	—	12,966	—	—	—	—	12,966
Other comprehensive loss, net of tax	—	—	—	—	—	(1,771)	—	—	—	(1,771)
Exercise of stock options, net	3,044	—		38	—	—	—	—	—	38
Release of shares, net of forfeitures	196,886	—	—	(784)	—	—	(1,960)	—	2,772	28
Stock-based compensation	—	—	—	—	—	—	478	—	—	478
Proceeds from Preferred Stock issuance, net	—	44,345	—	—	—	—	—	—	—	44,345
Shares received related to tax withholding	(10,667)	—	—	—	—	—	—	—	(169)	(169)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(1,140)	—	—	—	—	(1,140)
Cash dividends declared and paid to common stockholders	—	—	—	—	(4,623)	—	—	—	—	(4,623)
Repurchase of shares of Common Stock	(975,064)	—	—	—	—	—	—	—	(14,257)	(14,257)
Ending balance as of June 30, 2020	33,089,585	$116,569	$537	$278,581	$592,497	$(14,403)	$(7,549)	$(1,496)	$(283,193)	$681,543

	Six Month Period Ended June 30, 2019
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Equity Awards	Common Stock Held by BMP	Treasury stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2019	36,081,455	$537	$277,512	$565,713	$(6,500)	$(3,623)	$(1,509)	$(230,049)	$602,081
Net Income	—	—	—	11,501	—	—	—	—	11,501
Other comprehensive income, net of tax	—	—	—	—	1,268	—	—	—	1,268
Release of shares, net of forfeitures	138,329	—	846	—	—	(2,729)	—	1,883	—
Stock-based compensation	—	—	—	—	—	284	—	—	284
Shares received related to tax withholding	(418)	—	—	—	—	—	—	(7)	(7)
Cash dividends declared and paid	—	—	—	(5,039)	—	—	—	—	(5,039)
Repurchase of shares of Common Stock	(199,254)	—	—	—	—	—	—	(3,814)	(3,814)
Ending balance as of March 31, 2019	36,020,112	537	278,358	572,175	(5,232)	(6,068)	(1,509)	(231,987)	606,274

Net Income	—	—	—	13,035	—	—	—	—	13,035
Other comprehensive loss, net of tax	—	—	—	—	(1,056)	—	—	—	(1,056)
Exercise of stock options	8,869	—	73	—	—	—	—	—	73
Release of shares, net of forfeitures	133,451	—	896	—	—	(2,588)	—	1,747	55
Stock-based compensation	—	—	—	—	—	491	—	—	491
Payments related to tax withholding for stock-based compensation	(4,901)	—	—	—	—	—	—	(98)	(98)
Cash dividends declared and paid	—	—	—	(5,051)	—	—	—	—	(5,051)
Repurchase of shares of Common Stock	(270,136)	—	—	—	—	—	—	(5,022)	(5,022)
Ending balance as of June 30, 2019	35,887,395	$537	$279,327	$580,159	$(6,288)	$(8,165)	$(1,509)	$(235,360)	$608,701

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,358	$24,536
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sales of securities available-for-sale	(3,142)	133
Net (gain) loss recognized on marketable equity securities	36	(416)
Net gain on sale of loans held for sale	(521)	(594)
Net depreciation, amortization and accretion	2,489	2,495
Stock-based compensation	1,149	775
Provision (credit) for loan losses	14,072	(128)
Originations of loans held for sale	(12,308)	(4,202)
Proceeds from sale of loans originated for sale	14,024	7,969
Increase in cash surrender value of BOLI	(1,664)	(1,401)
Gain from death benefits from BOLI	(1,134)	—
Deferred income tax expense (benefit)	(4,263)	1,005
Changes in assets and liabilities:
Increase in other assets	(12,946)	(237)
Increase (decrease) in other liabilities	6,431	(3,940)
Net cash provided by Operating Activities	23,581	25,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	62,797	104,131
Proceeds from sales of marketable equity securities	273	273
Purchases of securities available-for-sale	(107,342)	(117,656)
Acquisition of marketable equity securities	(122)	(143)
Proceeds from calls and principal repayments of securities available-for-sale	67,250	48,399
Purchase of BOLI	(40,000)	—
Proceeds received from cash surrender value of BOLI	1,452	—
Loans purchased	(18,892)	—
Proceeds from the sale of portfolio loans transferred to held for sale	7,074	8,282
Net increase in loans	(94,706)	(152,459)
Purchases of fixed assets, net	(1,297)	(466)
Sale of FHLBNY capital stock, net	3,714	500
Net cash used in Investing Activities	(119,799)	(109,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	155,787	78,782
Increase in escrow and other deposits	11,165	577
Repayments of FHLBNY advances	(4,590,520)	(1,657,650)
Proceeds from FHLBNY advances	4,515,570	1,647,500
Proceeds (repayments) of other borrowings, net	(105,000)	58,000
Proceeds from preferred stock issuance, net	116,569	—
Proceeds from exercise of stock options	38	73
Release of stock for benefit plan awards	28	55
Payments related to tax withholding for stock-based compensation	(248)	(105)
Treasury shares repurchased	(34,968)	(8,836)
Cash dividends paid to preferred stockholders	(1,140)	—
Cash dividends paid to common stockholders, net	(9,538)	(10,090)
Net cash provided by Financing Activities	57,743	108,306
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,475)	25,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	155,488	147,256
CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,013	$172,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8,055	$6,435
Cash paid for interest	36,068	46,407
Loans transferred to held for sale	9,583	5,778
Premises held for sale transferred to investment	(514)	—
Operating lease assets in exchange for operating lease liabilities	1,524	49,160
Transfer of cash surrender value for BOLI to other assets	1,567	—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on June 26, 1996.  At June 30, 2020 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $115,000 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York. As of June 30, 2020, the Bank had twenty-eight retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.

In July 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bridge Bancorp, Inc. (“Bridge Bancorp”).  See note 14 for additional details.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020.  The CARES Act is intended to provide relief and lessen a severe economic downturn. The stimulus package includes direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers.

It is possible that there will be material, adverse impacts to significant estimates, asset valuations, and business operations, including intangible assets, investments, loans, deferred tax assets, and derivative counter party risk

2.	SUMMARY OF ACCOUNTING POLICIES

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of June 30, 2020 and December 31, 2019, the results of operations and statements of comprehensive income for the three-month and six-month periods ended June 30, 2020 and 2019, the changes in stockholders’ equity for the six-month period ended June 30, 2020 and 2019, and cash flows for the three-month and six-month periods ended June 30, 2020 and 2019.  The results of operations for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2020.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto contained in our Annual Report on Form 10-K

Recent Accounting Pronouncements

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

In anticipation of adoption, the Company has established the Current Expected Credit Loss (“CECL”) Subcommittee, a subcommittee of the Loan Loss Reserve Committee, to oversee the adoption of ASU 2016-13 on its consolidated financial statements. The Company has engaged a third party software provider to use their model to measure the expected credit losses. The CECL Subcommittee has determined loan segments based on credit risk of the loan portfolio, completed data validation, and developed qualitative adjustments. The CECL Subcommittee is in the process of developing and updating internal policies, procedures, and key controls over the calculation of the allowance for credit losses (“ACL”). The Company has also engaged an independent third party vendor which has reviewed and validated the regression models and assumptions utilized for measuring the expected credit losses.

ASU 2016-13 was effective for the Company as of January 1, 2020.  Under Section 4014 of the recently enacted CARES Act, financial institutions required to adopt ASU 2016-13 as of January 1, 2020 were provided an option to delay the adoption of the CECL framework until the earlier of December 31, 2020 or when the national emergency is lifted. The Bank has elected to defer adoption of CECL and is utilizing the incurred loss framework as of June 30, 2020.

Upon completion of the aforementioned items, the Loan Loss Reserve Committee, which has oversight over the implementation of CECL, will adopt the standard at the earlier of December 31, 2020 or when the national emergency is lifted. Upon adoption, the Company will recognize a one-time cumulative effect change to the allowance for loan losses through retained earnings as of January 1, 2020. In the period of adoption, any year-to-date catch-up adjustments related to the period end CECL estimate will be adjusted through the income statement.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available-for-Sale	Defined Benefit Plans	Derivatives	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2020	$4,621	$(6,024)	$(4,537)	$(5,940)
Other comprehensive income (loss) before reclassifications	9,609	241	(17,218)	(7,368)
Amounts reclassified from accumulated other comprehensive loss	(2,154)	130	929	(1,095)
Net other comprehensive income during the period	7,455	371	(16,289)	(8,463)
Balance as of June 30, 2020	$12,076	$(5,653)	$(20,826)	$(14,403)

Balance as of January 1, 2019	$(1,957)	$(6,290)	$1,747	$(6,500)
Other comprehensive income (loss) before reclassifications	5,981	250	(5,890)	341
Amounts reclassified from accumulated other comprehensive loss	89	245	(463)	(129)
Net other comprehensive income during the period	6,070	495	(6,353)	212
Balance as of June 30, 2019	$4,113	$(5,795)	$(4,606)	$(6,288)

The before and after-tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in unrealized holding gain or loss on securities available-for-sale:
Change in net unrealized gain or loss during the period	$3,793	$4,204	$14,053	$8,815
Reclassification adjustment for net (gains) losses included in net gain on securities and other assets	(3,134)	57	(3,142)	133
Net change	659	4,261	10,911	8,948
Tax expense	248	1,371	3,456	2,878
Net change in unrealized holding gain or loss on securities available-for-sale	411	2,890	7,455	6,070
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	95	181	190	364
Change in the net actuarial gain or loss	176	56	352	365
Net change	271	237	542	729
Tax expense	85	76	171	234
Net change in pension and other postretirement obligations	186	161	371	495
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	(4,617)	(5,745)	(25,198)	(8,673)
Reclassification adjustment for expense included in interest expense	1,156	(332)	1,360	(688)
Net change	(3,461)	(6,077)	(23,838)	(9,361)
Tax benefit	(1,093)	(1,970)	(7,549)	(3,008)
Net change in unrealized gain or loss on derivatives	(2,368)	(4,107)	(16,289)	(6,353)
Other comprehensive income (loss)	$(1,771)	$(1,056)	$(8,463)	$212

4.	EARNINGS PER COMMON SHARE (“EPS”)

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to common stockholders	$11,826	$13,035	$20,218	$24,536
Less: Dividends paid and earnings allocated to participating securities	(46)	(63)	(113)	(100)
Income attributable to common stock	$11,780	$12,972	$20,105	$24,436
Weighted average common shares outstanding, including participating securities	33,357,104	35,891,341	34,083,656	35,951,257
Less: weighted average participating securities	(320,316)	(197,249)	(299,079)	(178,538)
Weighted average common shares outstanding	33,036,789	35,694,092	33,784,577	35,772,719
Basic EPS	$0.36	$0.36	$0.60	$0.68
Income attributable to common stock	$11,780	$12,972	$20,105	$24,436
Weighted average common shares outstanding	33,036,789	35,694,092	33,784,577	35,772,719
Weighted average common equivalent shares outstanding	206,911	170,297	209,547	171,642
Weighted average common and equivalent shares outstanding	33,243,700	35,864,389	33,994,124	35,944,361
Diluted EPS	$0.35	$0.36	$0.59	$0.68

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 25,134 weighted-average stock options outstanding for the three-month period ended June 30, 2020, which was not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were no “out-of-the-money” stock options during the three-month period ended June 30, 2019 or the six-month periods ended June 30, 2020 and 2019.

For information about the calculation of expected aggregate LTIP and SIP share payouts, see Note 12.

5.	PREFERRED STOCK

On February 5, 2020, the Company completed an underwritten public offering of 2,999,200 shares, or $74,980 in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $25.00 per share. The net proceeds received from the issuance of preferred stock at the time of closing was $72,224. On June 10, 2020, the Company completed an underwritten public offering, a reopening of the February 5, 2020 original issuance, of 2,300,000 shares, or $57,500 in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Preferred Stock”), with a liquidation preference of $25.00 per share. The net proceeds received from the issuance of preferred stock at the time of closing was $44,345.  The Company expects to pay dividends  when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after June 15, 2025 or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.

6.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$34,998	$10	$—	$35,008
Corporate Securities	43,065	120	(465)	42,720
Pass-through MBS issued by GSEs	182,031	9,771	—	191,802
Agency Collateralized Mortgage Obligations (“CMOs”)	264,243	8,534	(300)	272,477
Total securities available-for-sale	$524,337	$18,435	$(765)	$542,007

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$20,000	$—	$(65)	$19,935
Corporate Securities	28,086	510	—	28,596
Pass-through MBS issued by GSEs	241,695	5,788	—	247,483
Agency CMOs	254,453	1,105	(577)	254,981
Total securities available-for-sale	$544,234	$7,403	$(642)	$550,995

The carrying amount of securities pledged was $38,660 and $27,884 at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, the available-for-sale agency notes possessed a weighted average contractual maturity of 8.9 years.  At June 30, 2020, available-for-sale agency CMO and MBS securities possessed a weighted average contractual maturity of 17.8 years.  At June 30, 2020, the corporate securities possessed a weighted average contractual maturity of 9.2 years.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Agency Notes:
Proceeds	$273	$3,038	$273	$3,038
Gross gains	—	39	—	39
Tax expense on gain	—	12	—	12
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—
Corporate Securities:
Proceeds	25,403	—	25,403	—
Gross gains	1,344	—	1,344	—
Tax expense on gain	423	—	423	—
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—
Pass through MBS issued by GSEs:
Proceeds	33,195	85,594	33,195	91,711
Gross gains	1,790	248	1,790	248
Tax expense on gain	563	79	563	79
Gross losses	—	344	—	518
Tax benefit on loss	—	(110)	—	(166)
Agency CMOs:
Proceeds	—	—	4,199	—
Gross gains	—	—	8	—
Tax expense on gain	—	—	3	—
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds:
Marketable equity securities	$136	$136	$273	$273

The gain or loss on equity securities shown in the unaudited condensed consolidated statements of income was due to market valuation changes.  Net gain of $436 and $148 were recognized on marketable equity securities for the three-month periods ended June 30, 2020 and 2019, respectively. Net (loss) gain of $(36) and$416 were recognized on marketable equity securities for the six-month periods ended June 30, 2020 and 2019, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	June 30, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Corporate Notes	$16,600	$465	$—	$—	$16,600	$465
Agency CMOs	49,916	209	4,909	91	54,825	300

	December 31, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Agency Notes	$9,935	$65	$—	$—	$9,935	$65
Agency CMOs	107,150	548	4,304	29	111,454	577

The issuers of securities available-for-sale are primarily U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. In accordance with the Company’s investment policy, corporate notes are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.  It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at June 30, 2020.

7.	LOANS

Loans are reported at the principal amount outstanding, net of unearned fees or costs.  Interest income on loans is recorded using the level yield method.  Under this method, discount accretion and premium amortization are included in interest income.  Loan origination fees and certain direct loan origination costs are deferred and amortized as yield adjustments over the contractual loan terms.

The following table presents the loan categories for the period ended as indicated:

	Balance at
	June 30, 2020	December 31, 2019
One-to-four family residential, including condominium and cooperative apartment	$182,264	$148,429
Multifamily residential and residential mixed-use	2,988,511	3,385,375
Commercial real estate and commercial mixed-use	1,504,020	1,350,185
Acquisition, development, and construction (“ADC”)	136,606	118,365
Total Real Estate	4,811,401	5,002,354
C&I	631,518	336,412
Other	1,463	1,772
Total	5,444,382	5,340,538
Allowance for loans losses	(42,492)	(28,441)
Loans, net	$5,401,890	$5,312,097

Included in C&I loans was $310,509 of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans.  These loans carry a 100% guarantee from the SBA and have no allowance for loan losses allocated to them based on the nature of the guarantee.

The allowance for loan losses consists of specific and general components. At June 30, 2020, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) specific reserve on impaired loans and (2) general reserve on non-impaired loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) other loans (which includes consumer loans).  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the Federal National Mortgage Association (“FNMA”) Limits, and consumer loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended June 30, 2020
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Beginning balance	$645	$14,283	$6,336	$1,671	$22,935	$13,513	$15	$36,463
Provision (credit) for loan losses	30	2,415	3,523	106	6,074	(16)	2	6,060
Charge-offs	(4)	(32)	—	—	(36)	—	—	(36)
Recoveries	—	—	—	—	—	5	—	5
Ending balance	$671	$16,666	$9,859	$1,777	$28,973	$13,502	$17	$42,492

	At or for the Three Months Ended June 30, 2019
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Beginning balance	$201	$12,988	$4,022	$643	$17,854	$4,069	$18	$21,941
Provision (credit) for loan losses	8	(1,136)	(36)	337	(827)	379	(1)	(449)
Charge-offs	(5)	(35)	(140)	—	(180)	(182)	—	(362)
Recoveries	3	—	—	—	3	1	—	4
Ending balance	$207	$11,817	$3,846	$980	$16,850	$4,267	$17	$21,134

	At or for the Six Months Ended June 30, 2020
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Beginning balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441
Provision for loan losses	406	6,542	5,965	533	13,446	625	1	14,072
Charge-offs	(4)	(32)	(6)	—	(42)	—	—	(42)
Recoveries	—	14	—	—	14	7	—	21
Ending balance	$671	$16,666	$9,859	$1,777	$28,973	$13,502	$17	$42,492

	At or for the Six Months Ended June 30, 2019
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Beginning balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18	$21,782
Provision (credit) for loan losses	12	(1,589)	214	583	(780)	652	—	(128)
Charge-offs	(6)	(40)	(145)	—	(191)	(332)	(1)	(524)
Recoveries	3	—	—	—	3	1	—	4
Ending balance	$207	$11,817	$3,846	$980	$16,850	$4,267	$17	$21,134

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At June 30, 2020
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$10,129	$—	$10,129
Collectively evaluated for impairment	671	16,666	9,859	1,777	28,973	3,373	17	32,363
Total ending allowance balance	$671	$16,666	$9,859	$1,777	$28,973	$13,502	$17	$42,492

Loans:
Individually evaluated for impairment	$—	$1,377	$3,003	$—	$4,380	$10,176	$—	$14,556
Collectively evaluated for impairment	182,264	2,987,134	1,501,017	136,606	4,807,021	621,342	1,463	5,429,826
Total ending loans balance	$182,264	$2,988,511	$1,504,020	$136,606	$4,811,401	$631,518	$1,463	$5,444,382

	At December 31, 2019
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$10,082	$—	$10,082
Collectively evaluated for impairment	269	10,142	3,900	1,244	15,555	2,788	16	18,359
Total ending allowance balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441

Loans:
Individually evaluated for impairment	—	153	60	—	213	10,082	—	10,295
Collectively evaluated for impairment	148,429	3,385,222	1,350,125	118,365	5,002,141	326,330	1,772	5,330,243
Total ending loans balance	$148,429	$3,385,375	$1,350,185	$118,365	$5,002,354	$336,412	$1,772	$5,340,538

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  There were no loans modified in a manner that met the criteria of a TDR during the three-month and six month periods ended June 30, 2020 or 2019.  There were no TDRs as of June 30, 2020 or December 31, 2019.

Loan payment deferrals due to COVID-19

Consistent with the Interagency Statement issued in March 2020, and subsequently revised in April 2020 to align with Section 4013 of the CARES Act, the Company established a formal payment deferral program in April 2020 to work with borrowers adversely affected during the unprecedented situation caused by the COVID-19 pandemic.  The payment deferral programs primarily consist of short-term (i.e. three-month or six-month) deferrals of interest and/or principal payments to be collected at the maturity of the loan.

Pursuant to regulatory guidance, and guidance under Section 4013 of the CARES Act, a qualified loan modification, such as a payment deferral, is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak is lifted. The table below presents the loans with payment deferrals as of June 30, 2020:

	June 30, 2020
	Number of Loans	Booked Amount	Booked % of Portfolio
(Dollars in thousands)
One-to-four family residential, including condominium and cooperative apartment	19	$23,824	12.0%
Multifamily residential and residential mixed-use real estate	126	544,197	18.3
Commercial real estate and commercial mixed-use	103	335,597	22.5
C&I	6	12,644	3.9
Total	254	$916,262

In addition, the risk-rating on loans with payment deferrals did not change, and these loans will not be considered past due until after the deferral period ends. The credit quality of these loans will be re-evaluated after the deferral period ends.

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

The following tables summarize impaired loans with no related allowance recorded and with related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

The following table summarizes impaired loans recorded as of the dates indicated:

	At June 30, 2020			At December 31, 2019
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance

With no related allowance recorded:
Multifamily residential and residential mixed-use	$1,377	$1,377	$—	$153	$153	$—
Commercial real estate and commercial mixed-use	3,003	3,003	—	60	60	—
Total with no related allowance recorded	4,380	4,380	—	213	213	—

With an allowance recorded:
C&I	10,176	10,176	10,129	10,082	10,082	10,082
Total with an allowance recorded	10,176	10,176	10,129	10,082	10,082	10,082
Total	$14,556	$14,556	$10,129	$10,295	$10,295	$10,082

(1)	The recorded investment excludes accrued interest receivable and net deferred costs due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$2,948	$—	$11	$—
Multifamily residential and residential mixed-use	1,355	—	608	9
Commercial real estate and commercial mixed-use	1,529	—	6,789	91
Total with no related allowance recorded	5,832	—	7,408	100

With an allowance recorded:
C&I	10,129	—	116	—
Total	$15,961	$—	$7,524	$100

(1)	The recorded investment excludes accrued interest receivable and net deferred costs due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following table presents information for impaired loans for the periods indicated:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$1,965	$—	$12	$—
Multifamily residential and residential mixed-use	954	6	589	22
Commercial real estate and commercial mixed-use	1,039	1	6,234	189
Total with no related allowance recorded	3,958	7	6,835	211

With an allowance recorded:
C&I	10,113	—	181	6
Total	$14,071	$7	$7,016	$217

(1)	The recorded investment excludes accrued interest receivable and net deferred costs due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following tables summarize the past due status of the Company’s investment in loans (excluding deferred costs and accrued interest) as of the dates indicated:

	At June 30, 2020
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$—	$62	$44	$819	$925	$181,339	$182,264
Multifamily residential and residential mixed-use	3,705	510	1,480	1,377	7,072	2,981,439	2,988,511
Commercial real estate and commercial mixed-use	1,990	—	2,167	3,003	7,160	1,496,860	1,504,020
ADC	—	—	—	—	—	136,606	136,606
Total real estate	5,695	572	3,691	5,199	15,157	4,796,244	4,811,401
C&I	—	—	—	10,176	10,176	621,342	631,518
Other	2	8	—	8	18	1,445	1,463
Total	$5,697	$580	$3,691	$15,383	$25,351	$5,419,031	$5,444,382

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of June 30, 2020.

	At December 31, 2019
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$417	$—	$—	$794	$1,211	$147,218	$148,429
Multifamily residential and residential mixed-use	214	—	1,169	153	1,536	3,383,839	3,385,375
Commercial real estate and commercial mixed-use	—	—	364	60	424	1,349,761	1,350,185
ADC	—	—	—	—	—	118,365	118,365
Total real estate	631	—	1,533	1,007	3,171	4,999,183	5,002,354
C&I	44	—	—	10,082	10,126	326,286	336,412
Other	6	1	—	2	9	1,763	1,772
Total	$681	$1	$1,533	$11,091	$13,306	$5,327,232	$5,340,538

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2019.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on six loans with an aggregate outstanding balance of $3,691 at June 30, 2020, and two real estate loans with an aggregate outstanding balance of $1,533 at December 31, 2019, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and therefore remained on accrual status and were deemed performing assets at the dates indicated above.

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

All real estate and C&I loans not classified as Special Mention, Substandard, or Doubtful were deemed pass loans at both June 30, 2020 and December 31, 2019.

The following is a summary of the credit risk profile of real estate and C&I loans (excluding deferred costs) by internally assigned grade as of the dates indicated:

	Balance at June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$181,368	$—	$896	$—	$182,264
Multifamily residential and residential mixed-use	2,907,528	47,313	33,670	—	2,988,511
Commercial real estate and commercial mixed-use	1,485,575	4,783	13,662	—	1,504,020
ADC	136,606	—	—	—	136,606
Total real estate	4,711,077	52,096	48,228	—	4,811,401
C&I	618,214	2,058	1,164	10,082	631,518
Total Real Estate and C&I	$5,329,291	$54,154	$49,392	$10,082	$5,442,919

	Balance at December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$147,635	$—	$794	$—	$148,429
Multifamily residential and residential mixed-use	3,319,226	14,606	51,543	—	3,385,375
Commercial real estate and commercial mixed-use	1,334,518	4,840	10,827	—	1,350,185
ADC	118,365	—	—	—	118,365
Total real estate	4,919,744	19,446	63,164	—	5,002,354
C&I	325,296	1,034	—	10,082	336,412
Total Real Estate and C&I	$5,245,040	$20,480	$63,164	$10,082	$5,338,766

The following is a summary of the credit risk profile of other loans:

	Balance at
	June 30, 2020	December 31, 2019
Performing	$1,455	$1,770
Non-accrual	8	2
Total	$1,463	$1,772

8.	LEASES

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

Maturities of the Company’s operating lease liabilities at June 30, 2020 are as follows:

Rent to be Capitalized
2020	$3,501
2021	7,030
2022	6,829
2023	5,870
2024	5,985
Thereafter	19,108
Total undiscounted lease payments	48,323
Less amounts representing interest	5,590
Lease liability	$42,733

Other information related to operating leases was as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,628	$1,621	$3,231	$3,241

	At June 30,
	2020	2019
Weighted average remaining lease term	7.7 years	8.5 years
Cash paid for amounts included in the measurement of operating lease liabilities	$3,550	$3,433
Weighted average discount rate	3.23%	3.25%

9.	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.  During the next twelve months, the Company estimates that an additional $9,571 will be reclassified as an increase to interest expense.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twenty-four months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

During the three month period ended March 31, 2020, the Company terminated two derivatives with notional values totaling $30,000, resulting in a termination value of $175 which will be recognized in interest expense over the remaining term of the original derivative.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of the periods indicated.

	At June 30, 2020				At December 31, 2019
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	—	$—	$—	$—	7	$130,000	$1,081	$—
Interest rate swaps related to FHLBNY advances	38	$750,000	$—	$30,504	19	$315,000	$—	$7,718

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Amount of loss recognized in other comprehensive income	$(4,617)	$(5,745)	$(25,198)	$(8,673)
Amount of gain (loss) reclassified from other comprehensive income into interest expense	(1,156)	332	(1,360)	688

All cash flow hedges are recorded gross on the balance sheet.

A portion of the cash flow hedges involve derivative agreements with the FHLBNY. These derivatives (with the FHLBNY) are cross collateralized with the Bank’s existing loan portfolio and as such do not require any additional cash collateral. A portion of the cash flow hedges involve derivative agreements with other third-party counterparties that contain provisions requiring the Bank to post cash collateral if the derivative exposure exceeds a threshold amount. As of June 30, 2020, posted collateral to the other third-party counterparties was $6,773.

Freestanding Derivatives

The Company maintains an interest-rate risk protection program for its loan portfolio, which was established in 2019, in order to offer loan level derivatives with certain borrowers and to generate loan level derivative income.  The Company enters into interest rate swap or interest rate floor agreements with borrowers. These interest rate derivatives are designed such that the borrower synthetically attains a fixed-rate loan, while the Company receives floating rate loan payments. The Company offsets the loan level interest rate swap exposure by entering into an offsetting interest rate swap or interest rate floor with an unaffiliated and reputable bank counterparties. These interest rate derivatives do not qualify as designated hedges, under ASU 815; therefore, each interest rate derivative is accounted for as a freestanding derivative. The notional amount of the interest rate derivatives do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate derivative agreements. The following table reflects freestanding derivatives included in the Consolidated Statements of Financial Condition as of the period indicated:

	At June 30, 2020
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Loan level interest rate swaps with borrower	30	$277,792	$20,019	$—
Loan level interest rate floors with borrower	7	94,492	—	1,544
Loan level interest rate swaps with third-party counterparties	30	277,792	—	20,019
Loan level interest rate floors with third-party counterparties	7	94,492	1,544	—

	At December 31, 2019
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Loan level interest rate swaps with borrower	7	$61,038	$$1,347	$—
Loan level interest rate swaps with borrower	1	7,205	—	15
Loan level interest rate swaps with third-party counterparties	7	61,038	—	1,347
Loan level interest rate swaps with third-party counterparties	1	7,205	15	—

These freestanding derivatives did not have a material impact on the Company’s results of operation or financial condition.

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Loan level derivative income	$2,494	$291	$3,657	$291

The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of June 30, 2020, posted collateral was $18,847.

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

As of June 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $31,338 for those related to FHLBNY advances and $18,475 for those related to loan level derivatives. If the Company had breached any of the above provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the period ended June 30, 2020.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

All MBS, CMO and agency notes available-for-sale are guaranteed either implicitly or explicitly by GSEs as of June 30, 2020 and December 31, 2019.  In accordance with the Company’s investment policy, corporate securities are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.  Obtaining market values as of June 30, 2020 and December 31, 2019 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements at June 30, 2020 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic equity mutual funds	$1,503	$1,503	$—	$—
International equity mutual funds	385	385	—	—
Fixed income mutual funds	3,819	3,819	—	—
Securities available-for-sale:
Agency Notes	35,008	—	35,008	—
Corporate Securities	42,720	—	42,720	—
Pass-through MBS issued by GSEs	191,802	—	191,802	—
Agency CMOs	272,477	—	272,477	—
Derivative – freestanding derivatives, net	18,475	—	18,475	—

Financial Liabilities
Derivative – cash flow hedges	30,504	—	30,504	—
Derivative – freestanding derivatives, net	18,475	—	18,475	—

		Fair Value Measurements at December 31, 2019 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds)
Domestic equity mutual funds	$1,657	$1,657	$—	$—
International equity mutual funds	420	420	—	—
Fixed income mutual funds	3,817	3,817	—	—
Securities available-for-sale:
Agency Notes	19,935	—	19,935	—
Corporate Securities	28,596	—	28,596	—
Pass-through MBS issued by GSEs	247,483	—	247,483	—
Agency CMOs	254,981	—	254,981	—
Derivative – cash flow hedges	1,081	—	1,081	—
Derivative – freestanding derivatives	1,362	—	1,362	—

Financial Liabilities
Derivative – cash flow hedges	7,718	—	7,718	—
Derivative – freestanding derivatives	1,362	—	1,362	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a nonrecurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  There were no impaired loans carried at fair value at June 30, 2020 or December 31, 2019.

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

		Fair Value Measurements at June 30, 2020 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Financial Assets
Cash and due from banks	$117,013	$117,013	$—	$—	$117,013
Loans, net	5,401,890	—	—	5,413,499	5,413,499
Accrued interest receivable	27,506	—	1,559	25,947	27,506
Financial Liabilities
Savings, money market and checking accounts	3,044,858	3,044,858	—	—	3,044,858
Certificates of Deposits (“CDs”)	1,393,554	—	1,400,677	—	1,400,677
Escrow and other deposits	87,646	87,646	—	—	87,646
FHLBNY Advances	1,017,300	—	1,026,525	—	1,026,525
Subordinated debt, net	113,979	—	109,379	—	109,379
Accrued interest payable	1,961	—	1,961	—	1,961

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$155,488	$155,488	$—	$—	$155,488
Loans, net	5,312,097	—	—	5,301,708	5,301,708
Accrued interest receivable	18,891	—	1,674	17,217	18,891
Financial Liabilities
Savings, money market and checking accounts	2,709,756	2,709,756	—	—	2,709,756
CDs	1,572,869	—	1,576,706	—	1,576,706
Escrow and other deposits	76,481	76,481	—	—	76,481
FHLBNY Advances	1,092,250	—	1,093,964	—	1,093,964
Subordinated debt, net	113,906	—	114,769	—	114,769
Other borrowings	110,000	110,000	—	—	110,000
Accrued interest payable	4,570	—	4,570	—	4,570

11.	RETIREMENT AND POSTRETIREMENT PLANS

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

The components of net periodic costs are included in other non-interest expense in the Consolidated Statements of Income.  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended June 30,
	2020		2019
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	241	10	312	13
Expected return on assets	(428)	—	(382)	—
Unrecognized past service liability	—	(2)	—	(2)
Amortization of unrealized loss (gain)	274	—	243	(3)
Net periodic cost	$87	$8	$173	$8

	Six Months Ended June 30,
	2020		2019
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	482	20	625	27
Expected return on assets	(856)	—	(764)	—
Unrecognized past service liability	—	(4)	—	(4)
Amortization of unrealized loss (gain)	548	—	486	(6)
Net periodic cost	$174	$16	$347	$17

The following table presents the Company’s planned contributions to, or benefit payments on behalf of each benefit plan as disclosed in its consolidated financial statements for the year ended December 31, 2019, as well as the actual contributions to, or benefit payments on behalf of each benefit plan during the period indicated:

	Planned Contributions/Benefit	Actual Contributions/Benefit Payments for the
	Payments for the Year Ended December 31, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

Employee Retirement Plan	$58	$—	$—
Outside Director Retirement Plan	263	56	112
Post Retirement Plan	109	137	274
BMP	569	57	95

The Company expects to make the remainder of the contributions to, or benefit payments on behalf of, each benefit plan during the year ended December 31, 2020, except for the Employee Retirement Plan as there is a surplus and no contributions are required.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans. There were no retirement distributions for the three month or six month periods ended June 30, 2020 or 2019.

12.	STOCK-BASED COMPENSATION

The Company maintains the Dime Community Bancshares, Inc. 2001 Stock Incentive Plan for Outside Directors, Officers and Employees, the Dime Community Bancshares, Inc. 2004 Stock Incentive Plan for Outside Directors, Officers and Employees, the 2013 Equity and Incentive Plan (“2013 Equity Plan”), and the 2020 Equity and Incentive Plan (“2020 Equity Plan”) (collectively, the “Stock Plans”), which are discussed more fully in Note 22 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, and which are subject to the accounting requirements of ASC 505-50 and ASC 718.  The 2020 Equity Plan was approved during the three months ended June 30, 2020.

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	42,031	$14.63
Options granted	—	—
Options expired	(4,077)	12.75
Options exercised	(3,044)	12.75
Options outstanding at June 30, 2020	34,910	$15.01	1.1	$—
Options vested and exercisable at June 30, 2020	34,910	$15.01	1.1	$—

Information related to stock options during each period is as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2020	2019	2020	2019
Cash received for option exercise cost	$38	$73	$38	$73
Income tax benefit recognized on stock option exercises	—	18	—	18
Intrinsic value of options exercised	8	103	8	103

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2020	256,575	$19.79
Shares granted	120,478	13.93
Shares vested	(63,161)	19.80
Shares forfeited	(36,283)	17.93
Unvested allocated shares at June 30, 2020	277,609	$17.49

Information related to RSAs during each period is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Compensation expense recognized	$406	$354	$867	$643
Income tax benefit (expense) recognized on vesting of RSA	(61)	7	(57)	10

As of June 30, 2020, there was $3,620 of total unrecognized compensation cost related to unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.7 years.

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

The following table presents a summary of activity related to performance-based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2020	214,948	$18.96
Shares granted	102,080	9.96
Shares vested	—	—
Shares forfeited	(61,525)	15.22
Maximum aggregate share payout at June 30, 2020	255,503	$14.87
Minimum aggregate share payout	—	—
Expected aggregate share payout	147,697	$13.75

Information related to LTIP share awards during each period is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Compensation expense recognized	$(3)	$155	$152	$81
Income tax benefit recognized on vesting of LTIP	—	7	—	10

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

The following table presents a summary of activity related to sales incentive equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2020	19,396	$19.15
Shares granted	72,291	13.32
Shares vested	(10,144)	19.14
Shares forfeited	(2,208)	19.14
Maximum aggregate share payout at June 30, 2020	79,335	$13.83
Minimum aggregate share payout	—	—
Expected aggregate share payout	79,335	$13.83

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Compensation expense recognized	$75	$(19)	$130	$51
Income tax (espense) recognized on vesting of awards	(49)	—	(43)	—

13.	INCOME TAXES

During the three months ended June 30, 2020 and 2019, the Company’s consolidated effective tax rates were 21.6% and 25.4%, respectively. During the six months ended June 30, 2020 and June 30, 2019, the Company’s consolidated effective tax rates were 21.6% and 25.2%, respectively. There were no significant unusual income tax items during the six-month periods ended either June 30, 2020 or 2019.

14.	SUBSEQUENT EVENTS

On July 1, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bridge Bancorp, Inc. (“Bridge Bancorp”). The Merger Agreement provides that upon the terms and subject to the conditions set forth therein, the Company will merge with and into Bridge Bancorp (the “Merger”), with Bridge Bancorp as the surviving corporation under the name “Dime Community Bancshares, Inc.” (the “Surviving Corporation”). The Surviving Corporation will be headquartered in Hauppauge, New York, and will have a corporate office located in New York, New York. At the effective time of the Merger, each outstanding share of Company common stock, par value $0.01 per share, will be converted into the right to receive 0.648 shares of Bridge Bancorp common stock, par value $0.01 per share.

Following the Merger, Dime Community Bank will merge with and into BNB Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of Bridge Bancorp, with BNB Bank as the surviving bank, under the name “Dime Community Bank.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on June 26, 1996.  At June 30, 2020 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $115,000 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

In addition to the Bank, the Holding Company’s direct and indirect subsidiaries consist of six corporations and one limited liability company, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company’s indirect subsidiaries, other than the Bank, as of June 30, 2020:

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

Executive Summary

The Holding Company’s primary business is the ownership of the Bank. The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Bank additionally generates non-interest income such as service charges and other fees, mortgage banking related income, income associated with bank owned life insurance (“BOLI”) and loan level derivative income. Non-interest expense primarily consists of employee compensation and benefits, federal deposit insurance premiums, data processing costs, occupancy and equipment, marketing and other operating expenses. The Company’s consolidated results of operations are also significantly affected by general economic and competitive conditions (particularly fluctuations in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

The Bank’s primary deposit strategy is generally to increase its product and service utilization for each depositor, and to increase its household and deposit market shares in the communities that it serves. In recent years, particular emphasis has been placed upon growing individual and business commercial checking account balances. The Bank also actively strives to obtain checking account balances affiliated with the operation of the collateral underlying its real estate and C&I loans, as well as personal deposit accounts from its borrowers.  Historically, the Bank’s primary lending strategy included the origination of, and investment in, real estate loans secured by multifamily and mixed-use properties, and, to a lesser extent, real estate loans secured by commercial real estate properties, primarily located in the greater NYC metropolitan area. As part of the development of the Bank’s Business Banking division, which began in 2017, the Bank has been focused on products and services to serve both the credit and business banking needs in its footprint.  Additionally, the Bank resumed offering one-to-four family loan products.

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

Recent Events

On February 5, 2020, the Company completed an underwritten public offering of 2,999,200 shares, or $75.0 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Preferred Stock”), with a liquidation preference of $25.00 per share. On June 10, 2020, the Company completed an underwritten public offering, a reopening of the February 5, 2020 original issuance, of 2,300,000 shares, or $57.5 million in aggregate liquidation preference, of its 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Preferred Stock”), with a liquidation preference of $25.00 per share. The Company will pay dividends, when, as, and if declared by its board of directors, at a fixed rate of 5.50% per annum, payable quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year, beginning on May 15, 2020. The Preferred Stock is perpetual and has no stated maturity. The Company may redeem the Preferred Stock at its option at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends (without regard to any undeclared dividends), subject to regulatory approval, on or after June 15, 2025 or within 90 days following a regulatory capital treatment event, as described in the prospectus supplement and accompanying prospectus relating to the offering.

On July 1, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bridge Bancorp, Inc. (“Bridge Bancorp”). The Merger Agreement provides that upon the terms and subject to the conditions set forth therein, the Company will merge with and into Bridge Bancorp (the “Merger”), with Bridge Bancorp as the surviving corporation under the name “Dime Community Bancshares, Inc.” (the “Surviving Corporation”). The Surviving Corporation will be headquartered in Hauppauge, New York, and will have a corporate office located in New York, New York. At the effective time of the Merger, each outstanding share of Company common stock, par value $0.01 per share, will be converted into the right to receive 0.648 shares Bridge Bancorp common stock, par value $0.01 per share.

Following the Merger, Dime Community Bank will merge with and into BNB Bank, a New York-chartered commercial bank and a wholly-owned subsidiary of Bridge Bancorp, with BNB Bank as the surviving bank, under the name “Dime Community Bank.”

Recent Developments Relating to the COVID-19 Pandemic

The disruption to the economy and financial markets brought on by the COVID-19 pandemic will continue to have an impact on the Company’s operations and financial results. As Banking was designated by New York State as an essential business, the Company remains committed to being a source of capital to businesses in its footprint. Over the past several years, the Company has taken numerous steps, including hiring personnel and adding new processes and systems, that have put the bank in a position to help our business customers, through programs such as the SBA Payroll Protection Program. Our retail branch office locations remain open to conduct business. The locations are following the Centers for Disease Control and Prevention guidance on safe practices and social distancing, including social distancing signs and floor markings to guide employees and customers.  All employees and customers must wear masks and floor traffic is limited to three customers in a branch.  The Bank also offers mobile and digital banking platforms.

The Company also prioritizes the well-being of employees. The Company has deployed its Business Continuity Plans and shifted to a remote working environment during the “New York State on PAUSE” executive order, which began on March 22, 2020. Over 200 associates, 100% of non-branch staff, are using remote desktop software to re-create their desktop environment in order to work from home.  The Company has not furloughed any of its employees.

The Company continues to follow the guidance of New York State in the reopening phases, with phase four beginning for New York City on July 20, 2020. The Company has assessed its own internal “return to office” strategy, and has developed a timeline and guidelines to help bring employees back safely into the office.

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

Capital and liquidity

As of June 30, 2020, the Company and Bank capital ratios were in excess of all regulatory requirements. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by credit losses.

The Company relies on cash on hand as well as capital contributions from its subsidiary bank to service its debt and pay dividends to both its preferred and common stockholders.  If its subsidiary bank is unable to make capital contributions to it for an extended period of time, the Company may not be able to service its debt or pay dividends.

The Company maintains access to multiple sources of liquidity, including unused borrowing capacity with the FHLBNY of $1.24 billion as of June 30, 2020, and access to borrow or lend funds through American Fund Exchange (“AFX”) on an overnight or short-term basis with other member institutions.  The availability of funds with AFX changes daily.  Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

Business Continuity Plan

When “New York State on PAUSE” was initiated, the Company had already invoked its Board-approved Business Continuity Plan (“BCP”), that was updated earlier in the year, to address specific risks and operational concerns related to the COVID-19 pandemic.  The BCP includes a remote working environment for many of the Company’s back office personnel, strategic branch closures for locations that do not have plexiglass barriers, and other considerations. No material operational or internal control challenges or risks have been identified to date.  The Company does not currently anticipate significant challenges to its ability to maintain its systems.

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

Consistent with regulatory guidance to work with borrowers during the unprecedented situation caused by the COVID-19 pandemic and as outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.  The payment deferral programs, which formally began in the month of April 2020, primarily consist of short-term (i.e. three-month or six-month) deferrals of interest and/or principal payments to be collected at the maturity of the loan. As of June 30, 2020, the Company had 254 loans, representing outstanding loan balances of $916.3 million, on payment deferral.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period ends. The credit quality of these loans will be re-evaluated after the deferral period ends.

Of the tranche of $489.1 million of payment deferrals that were granted in the month of April 2020 (for the April 1, 2020 through June 30, 2020 timeframe), $194.9 million, or 39.8%, had either begun to repay in accordance to their original loan agreements or indicated that no additional payment deferrals will be needed. For the remaining loans in the April tranche, loan payment deferrals are being extended for another three-month period.  Of the $294.1 million of loans in the April tranche where deferrals were extended for another three-month period, $120.1 million are paying full escrow and interest (i.e., only principal is being deferred).

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company is actively participating in assisting its customers with applications for resources through the program.  Dime’s PPP loans generally have a two-year term and earn interest at 1%.  The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2020, the Company had 2,358 PPP loans totaling $310.5 million, net of deferred fees. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

The Bank is closely monitoring the rapid developments and uncertainties regarding the pandemic, including various segments of our loan portfolio that may be disproportionately impacted by the pandemic. As of June 30, 2020, the Company had 15 loans aggregating $27.0 million to restaurants and 13 loans aggregating $176.3 million to hotels. As of June 30, 2020, loans with payment deferrals to restaurants totaled $12.4 million and loans with payment deferrals to hotels totaled $43.1 million. The Company does not have any exposure to the energy industry, airline industry, leveraged lending, shared national credits, credits card loans, or auto loans.

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

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2020	2019	2020	2019
Per Share Data:
EPS (Diluted)	$0.35	$0.36	$0.59	$0.68
Cash dividends paid per share	0.14	0.14	0.28	0.28
Book value per share	17.07	16.96	17.07	16.96
Dividend Payout Ratio	40.00%	38.89%	47.46%	41.18%
Performance and Other Selected Ratios:
Return on average assets	0.81%	0.82%	0.68%	0.77%
Return on average common equity	7.96	8.59	6.68	8.10
Net interest spread	2.61	2.08	2.53	2.05
Net interest margin	2.86	2.38	2.79	2.35
Average interest-earning assets to average interest-bearing liabilities	124.97	119.47	122.94	118.80
Non-interest expense to average assets	1.84	1.40	1.76	1.39
Efficiency Ratio	60.67	56.83	59.18	57.80
Loan-to-Deposit ratio at end of period	122.67	124.71	122.67	124.71
Effective tax rate	21.59	25.42	21.60	25.17
Asset Quality Summary:
Non-performing loans (1)	$15,383	$2,538	$15,383	$2,538
Non-performing assets	15,383	2,538	15,383	2,538
Net charge-offs	31	358	21	520
Non-performing assets/Total assets	0.24%	0.04%	0.24%	0.04%
Non-performing loans/Total loans	0.28	0.05	0.28	0.05
Allowance for loan loss/Total loans	0.78	0.38	0.78	0.38
Allowance for loan loss/Non-performing loans	276.23	832.70	276.23	832.70

(1)	Non-performing loans are defined as all loans on non-accrual status.

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

Allowance for Loan Losses. The Bank’s methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 7 to the Company’s condensed consolidated financial statements.

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

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions.  The availability of funds changes daily.  As of June 30, 2020, the Bank had $5.0 million of borrowings through AFX.

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

Total deposits increased $155.8 million during the six months ended June 30, 2020, compared to an increase of $78.8 million for the six months ended June 30, 2019. Within deposits, core deposits (i.e., non-CDs) increased $335.1 million during the six months ended June 30, 2020 and decreased $165.4 million during the six months ended June 30, 2019. CDs decreased $179.3 million during the six months ended June 30, 2020 compared to an increase of $244.1 million during the six months ended June 30, 2019. The increase in deposits during the current period was primarily due to growth in the municipal deposits business and inflows of SBA PPP-related deposits. The decrease in CDs was primarily due to $242.5 million of outflows of brokered CDs.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX. At June 30, 2020, the Bank had an additional unused borrowing capacity of $1.24 billion through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank’s outstanding FHLBNY borrowings).

The Bank decreased its outstanding FHLBNY advances by $75.0 million during the six months ended June 30, 2020, compared to a $10.2 million reduction during the six months ended June 30, 2019, reflecting deposit inflows.

During the six months ended June 30, 2020, principal repayments on real estate loans (including refinanced loans) totaled $567.7 million compared to $418.6 million during the six months ended June 30, 2019. The increase resulted primarily from higher prepayment activity. During the six months ended June 30, 2020 and 2019, real estate loan originations totaled $375.6 million and $483.5 million, respectively.

During the six months ended June 30, 2020, principal repayments on C&I loans (including refinanced loans, excluding SBA PPP) totaled $79.6 million compared to $52.4 million during the six months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, C&I loan originations totaled $386.3 million (including $319.4 million of PPP loans) and $142.5 million, respectively.

Sales of available-for-sale securities totaled $62.8 million and $104.1 million during the six-month periods ended June 30, 2020 and 2019, respectively. Purchases of available-for-sale securities totaled $107.3 million and $117.7 million during the six-month periods ended June 30, 2020 and 2019 respectively. Proceeds from pay downs and calls of available-for-sale securities were $67.3 million and $48.4 million for the six-month periods ended June 30, 2020 and 2019, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution’s assets. At June 30, 2020, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered “well capitalized” for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at June 30, 2020
	Bank	Consolidated Company	Basel III Minimum Requirement	To Be Categorized as “Well Capitalized” (1)
Tier 1 common equity ratio	13.10%	10.79%	4.5%	6.5%
Tier 1 risk-based based capital ratio	13.10	13.20	6.0	8.0
Total risk-based based capital ratio	13.99	16.45	8.0	10.0
Tier 1 leverage ratio	9.98	10.11	4.0	5.0

(1)	Only the Bank is subject to these requirements.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework.  The leverage ratio was temporarily lowered to 8% by the Federal Reserve Board in March 2020, gradually increasing back to 9% by 2022.  The framework is available for use by election in the Bank’s Call Report.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes.  The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.  As of June 30, 2020, the Bank has not opted into the Community Bank Leverage Ratio framework.

The Holding Company repurchased 2,249,743 and 270,136 shares of its common stock during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, up to 619,405 shares remained available for purchase under the authorized share repurchase programs.  See “Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about repurchases of common stock.

The Holding Company paid $1.1 million in cash dividends on preferred stock during the six months ended June 30, 2020, and none during the six months ended June 30, 2019.  The Holding Company paid $9.7 million and $10.1 million in cash dividends on common stock during the six months ended June 30, 2020 and 2019, respectively.

Contractual Obligations

The Bank is obligated to make rental payments under leases on certain of its branches and equipment.  In addition, the Bank generally has outstanding at any time significant borrowings in the form of FHLBNY advances, or overnight or short-term borrowings, as well as customer and brokered CDs with fixed contractual interest rates.

Off-Balance Sheet Arrangements

As part of its loan origination business, the Bank generally has outstanding commitments to extend credit to third parties, which are granted pursuant to its regular underwriting standards.  Since these loan commitments may expire prior to funding, in whole or in part, the contract amounts are not estimates of future cash flows.

The following table presents off-balance sheet arrangements as of June 30, 2020:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$160,901	$65,938	$—	$—	$226,839
Other loan commitments	131,706	—	—	—	131,706
Stand-by letters of credit	1,753	—	—	—	1,753
Total Off-Balance Sheet Arrangements	$294,360	$65,938	$—	$—	$360,298

Asset Quality

General

The Bank does not originate or purchase loans, either whole loans or loans underlying mortgage-backed securities (“MBS”), which would have been considered subprime loans at origination, i.e., real estate loans advanced to borrowers who did not qualify for market interest rates because of problems with their income or credit history. See Note 6 to the Company’s Unaudited Condensed Consolidated Financial Statements for a discussion of evaluation for impaired securities.

COVID-19 Related Loan Deferrals

The COVID-19 pandemic has caused substantial disruptions to the global economy and the communities in which the Bank serves. In response to the pandemic, the Bank has focused on supporting borrowers that have been adversely affected by the pandemic, including making loan deferrals as needed. The payment deferral programs, which formally began in the month of April 2020, primarily consist of short-term (i.e. three-month or six-month) deferrals of interest and/or principal payments to be collected at the maturity of the loan. The table below presents the loans with payment deferrals as of June 30, 2020:

	June 30, 2020
	Number of Loans	Balance
(Dollars in thousands)
One-to-four family residential, including condominium and cooperative apartment	19	$23,824
Multifamily residential and residential mixed-use real estate	126	544,197
Commercial real estate and commercial mixed-use	103	335,597
C&I	6	12,644
Total	254	$916,262

Of the tranche of $489.1 million of payment deferrals that were granted in the month of April 2020 for the April 1, 2020 through June 30, 2020 timeframe, $194.9 million, or 39.8%, had either begun to repay in accordance to their original loan agreements or indicated that no additional payment deferrals will be needed. For the remaining loans in the April tranche, loan payment deferrals are being extended for another three-month period.  Of the $294.1 million of loans in the April tranche where deferrals were extended for another three-month period, $120.1 million are paying full escrow and interest (i.e., only principal is being deferred).

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

Non-accrual Loans

Within the Bank’s held-for-investment loan portfolio (excluding other loans), seventeen non-accrual loans totaled $15.4 million at June 30, 2020, and eleven non-accrual loans totaled $11.1 million at December 31, 2019.  During the six months ended June 30, 2020, eight loans totaling $11.4 million were placed on non-accrual status, two of which totaling $7.1 million were sold. Principal amortization of $0.03 million was recognized on five non-accrual loans. There were no changes on the remaining six non-accrual loans during the six-month period ended June 30, 2020.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 7 to the unaudited condensed consolidated financial statements) totaled $14.6 million, consisting of eight loans, at June 30, 2020, compared to $10.3 million, consisting of four loans, at December 31, 2019.  During the six months ended June 30, 2020, six loans totaling $11.3 million were added to impaired status, two of which totaling $7.1 million were sold. Principal amortization of $0.01 million was recognized on one impaired loan.  There were no changes on the remaining impaired loans during the six-month period ended June 30, 2020.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	June 30, 2020	December 31, 2019	June 30, 2019
	(Dollars in thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$819	$794	$832
Multifamily residential and residential mixed-use real estate	1,377	153	428
Commercial real estate and commercial mixed-use	3,003	60	1,274
C&I	10,176	10,082	—
Other	2	2	4
Total non-accrual loans	15,377	11,091	2,538
Non-accrual one-to-four family residential and other loans deemed homogeneous loans	(821)	(796)	(836)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	—	—	11
Multifamily residential and residential mixed-use real estate	—	—	252
Commercial real estate and commercial mixed-use	—	—	4,037
Total TDRs	—	—	4,300
Impaired loans	$14,556	$10,295	$6,002
Ratios:
Total non-accrual loans to total loans	0.28%	0.21%	0.05%
Total non-performing assets to total assets(2)	0.24	0.17	0.04

(1)	There were no non-accruing TDRs for the periods indicated.
(2)	Non-performing assets includes non-accrual loans.

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the six months ended June 30, 2020 or 2019.

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

The Bank had no OREO properties at June 30, 2020 or December 31, 2019. The Bank did not recognize any provisions for losses on OREO properties during the three or six months ended June 30, 2020 or 2019.

Other Potential Problem Loans

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on six loans with an aggregate outstanding balance of $3.7 million at June 30, 2020, and two loans with an aggregate outstanding balance of $1.5 million at December 31, 2019, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Loans Delinquent 30 to 89 Days

The Bank had loans totaling $6.3 million that were delinquent between 30 and 89 days at June 30, 2020 and $0.6 million at December 31, 2019. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.03 million at both June 30, 2020 and December 31, 2019. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

Under Section 4014 of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), financial institutions had the option to delay the adoption of the Current Expected Credit Loss (“CECL”) framework until the earlier of December 31, 2020 or when the national emergency is lifted. The Bank has elected to defer adoption of CECL and is utilizing the incurred loss framework as of June 30, 2020. The Bank’s election to defer adoption of CECL was primarily due to the uncertainty around forecasting the economic variables used to calculate the expected lifetime loan losses, due to the ongoing and dynamic nature of the COVID-19 pandemic.

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

The methodology utilized to determine the Company’s allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods presented below.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	June 30, 2020	December 31, 2019	June 30, 2019
	(Dollars in Thousands)
Impaired loans	$10,129	$10,082	$—
Non-impaired loans:
Real estate loans	28,973	15,555	16,850
C&I loans	3,373	2,788	4,267
Consumer loans	17	16	17
Total	$42,492	$28,441	$21,134

A provision of $14.1 million and a credit of $0.1 million were recorded during the six month periods ended June 30, 2020 and 2019, respectively.  During the six-month period ended June 30, 2020, the loan loss provision was driven mainly by an increase in the general allowance for loan losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption. It is difficult to predict what effects the pandemic will have on our probable incurred loss framework in the future.  The pandemic and related local and national economic disruption may, among other effects, result in increased levels of allowance for loan losses.

For a further discussion of the allowance for loan losses and related activity during the three-month and six-month periods ended June 30, 2020 and 2019, and as of December 31, 2019, please see Note 7 to the condensed consolidated financial statements.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Assets.  Assets totaled $6.47 billion at June 30, 2020, $113.1 million above their level at December 31, 2019, primarily due to an increase in the loan portfolio of $89.8 million, an increase in BOLI of $39.8 million due to additional purchases, and an increase of $35.4 million in other assets, offset by a decrease of $38.5 million in cash, a decrease of $3.7 million in FHLBNY capital stock, and a decrease of $9.0 million in securities.

Total loans increased $89.8 million during the six months ended June 30, 2020. During the period, the Bank had originations of $762.2 million which exceeded the $654.6 million of aggregate amortization on loans (also including refinancing of existing loans). Additionally, the allowance for loan losses increased by $14.1 million during the six month period ended June 30, 2020.

The increase in other assets was primarily the result of a $17.1 million increase in the freestanding derivative asset with borrowers related to loan swaps, which was primarily the result of the 29 interest rate swap and floor transactions during the period and the interest rate environment at June 30, 2020, and an $8.2 million increase in accrued interest receivables, primarily due to COVID-19 related payment deferrals of interest on loans.

Liabilities.  Total liabilities increased $28.3 million during the six months ended June 30, 2020, primarily due to an increase of $155.8 million in deposits, an increase of $11.2 million in escrows and other deposits, and an increase of $42.6 million in other liabilities, offset by a decrease of $105.0 million in other borrowings, and a decrease of $75.0 million in FHLBNY advances.

The increase in other liabilities was primarily the result of a $22.8 million increase in the interest rate derivative liability related to FHLBNY advances, primarily due to 12 interest rate swap transactions during the period, and a $17.1 million increase in the freestanding derivative liability with counterparties related to loan swaps, which was primarily the result of 29 interest rate swap and floor transactions during the period.  The interest rate environment as of June 30, 2020 also contributed to the increase.

Stockholders’ Equity.  Stockholders’ equity increased $84.8 million during the six months ended June 30, 2020, due primarily to the issuance of $116.6 million of preferred stock and net income of $21.4 million, offset by $9.5 million in cash dividends paid on common stock and $1.1 million in cash dividends paid on preferred stock during the period, $35.0 million for the repurchase of Company common stock, and other comprehensive loss, net of tax, of $8.5 million.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General.  Net income was $13.0 million during the three months ended June 30, 2020, comparable to the three months ended June 30, 2019.  During the three months ended June 30, 2020, net interest income increased by $7.1 million, non-interest income increased by $5.6 million, non-interest expense increased by $7.1 million, income tax expense decreased by $0.9 million and the loan loss provision increased by $6.5 million.  Please see “Part I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses” for a discussion of the increase in the loan loss provision for the period ended June 30, 2020.

Net Interest Income.  The discussion of net interest income for the three months ended June 30, 2020 and 2019 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$4,867,970	$49,058	4.03%	$5,201,395	$50,811	3.91%
C&I loans	518,999	5,071	3.91	289,843	4,134	5.71
Other loans	870	13	5.98	1,217	18	5.92
MBS and CMO securities	468,705	3,064	2.61	423,387	2,961	2.80
Investment securities	65,155	582	3.57	64,488	570	3.54
Other short-term investments	169,846	846	1.99	154,180	1,457	3.78
Total interest-earning assets	6,091,545	58,634	3.85%	6,134,510	59,951	3.91%
Non-interest earning assets	298,223			256,966
Total assets	$6,389,768			$6,391,476

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$222,694	$212	0.38%	$125,041	$91	0.29%
Money Market accounts	1,656,394	2,495	0.61	1,908,737	7,397	1.55
Savings accounts	404,389	305	0.30	327,312	46	0.06
CDs	1,511,598	6,688	1.78	1,595,849	8,737	2.20
Total interest-bearing deposits	3,795,075	9,700	1.03	3,956,939	16,271	1.65
FHLBNY Advances	962,657	4,047	1.69	1,050,824	5,756	2.20
Subordinated notes	113,955	1,330	4.69	113,808	1,330	4.69
Other borrowings	2,747	1	0.15	13,308	65	2.71
Borrowed funds	1,079,359	5,378	2.00	1,177,940	7,176	2.44
Total interest-bearing liabilities	4,874,434	15,078	1.24%	5,134,879	23,447	1.83%
Non-interest-bearing checking accounts	618,107			422,060
Other non-interest-bearing liabilities	245,908			227,385
Total liabilities	5,738,449			5,784,324
Stockholders’ equity	651,319			607,152
Total liabilities and stockholders’ equity	$6,389,768			$6,391,476

Net interest income		$43,556			$36,504

Net interest spread			2.61%			2.08%
Net interest-earning assets	$1,217,111			$999,631
Net interest margin			2.86%			2.38%
Ratio of interest-earning assets to interest-bearing liabilities			124.97%			119.47%

Deposits	$4,413,182	$9,700	0.88%	$4,378,999	$16,271	1.49%

Rate/Volume Analysis

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(3,285)	$1,532	$(1,753)
C&I loans	2,755	(1,818)	937
Other loans	(5)	—	(5)
MBS and CMO securities	311	(208)	103
Investment securities	7	5	12
Other	114	(725)	(611)
Total	$(103)	$(1,214)	$(1,317)

Interest-bearing liabilities:
Interest-bearing checking accounts	$82	$39	$121
Money market accounts	(708)	(4,194)	(4,902)
Savings accounts	38	221	259
CDs	(421)	(1,628)	(2,049)
FHLBNY Advances	(430)	(1,279)	(1,709)
Subordinated notes	1	(1)	—
Other borrowings	(38)	(51)	(89)
Total	$(1,476)	$(6,893)	$(8,369)
Net change in net interest income	$1,373	$5,679	$7,052

Net interest income was $43.6 million during the three months ended June 30, 2020, an increase of $7.1 million from the three months ended June 30, 2019.  Average interest-earning assets were $6.09 billion for the three months ended June 30, 2020, a decrease of $43.0 million from $6.13 billion for the three months ended June 30, 2019. Net interest margin (“NIM”) was 2.86% during the three months ended June 30, 2020, up from 2.38% during the three months ended June 30, 2019.

Interest Income.  Interest income was $58.6 million during the three months ended June 30, 2020, a decrease of $1.3 million from the three months ended June 30, 2019, primarily reflecting decreases in interest income of $1.8 million on real estate loans, and $0.6 million on other interest-bearing assets, offset by an increase in interest income of $0.9 million on C&I loans. The decreased interest income on real estate loans was related to a reduction of $333.4 million in the average balance of such loans in the period, offset by a 12 basis point increase in the yield.  The decreased interest income on other interest-bearing assets was due to a decrease in the target Federal funds rate versus the year-ago time period.  The increased interest income on C&I loans was due to an increase of $229.2 million in the average balance of such loans during the period, reflecting the Bank’s participation in the SBA PPP loan program.  The SBA PPP loans negatively impacted the yield on C&I loans as SBA PPP loans have a weighted average rate of 1.0%.

Interest Expense.  Interest expense decreased $8.4 million, to $15.1 million, during the three months ended June 30, 2020, from $23.4 million during the three months ended June 30, 2019. The decreased interest expense was mainly attributable to a reduction in interest rates offered on money market products as well as a decrease in average balances of $252.3 million, a reduction in interest rates offered on CDs as well as a decrease in average balances of $84.3 million in CD product, and a decrease in average balances of $88.2 million in FHLBNY advances.

Provision for Loan Losses. The Company recognized a provision for loan losses of $6.1 million during the three months ended June 30, 2020, compared to a credit of $0.4 million for the three months ended June 30, 2019.  Please see “Part I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses” for a discussion of the increase in the loan loss provision for the period ended June 30, 2020.

Non-Interest Income.  Non-interest income was $8.4 million during the three months ended June 30, 2020, an increase of $5.6 million from $2.8 million during the three months ended June 30, 2019, primarily due to an increase of $2.2 million of loan level derivative income, and an increase of $3.1 million in gains on sales of securities for the three months ended June 30, 2020.

Non-Interest Expense.  Non-interest expense was $29.3 million during the three months ended June 30, 2020, an increase of $7.1 million from $22.3 million during the three months ended June 30, 2019, primarily the result of severance expense related to an organizational restructuring of $3.9 million, increase in salaries and employee benefit expense of $2.7 million, and merger related expenses of $1.1 million.

Non-interest expense was 1.84% and 1.40% of average assets during the three-month periods ended June 30, 2020 and 2019, respectively.

Income Tax Expense.   Income tax expense was $3.6 million during the three months ended June 30, 2020, a decrease of $0.9 million from $4.4 million during the three months ended June 30, 2019.  The Company’s consolidated tax rate was 21.6% during the three months ended June 30, 2020, down from 25.4% during the three months ended June 30, 2019.  The lower tax rate for the three months ended June 30, 2020 was primarily the result of lower pre-tax income during the period.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General.  Net income was $21.4 million during the six months ended June 30, 2020, a decrease of $3.2 million from net income of $24.5 million during the six months ended June 30, 2019.  During the six months ended June 30, 2020, the provision for loan losses increased by $14.2 million, and non-interest expense increased by $11.0 million. This was offset by an increase in net interest income of $12.3 million, and an increase in non-interest income of $7.4 million, and a decrease in income tax expense of $2.4 million.

Net Interest Income.  The discussion of net interest income for the six months ended June 30, 2020 and 2019 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$4,911,181	$99,175	4.04%	$5,198,673	$99,988	3.85%
C&I loans	423,326	9,116	4.31	269,055	7,570	5.63
Other loans	1,157	28	4.84	1,150	36	6.26
MBS and CMO	477,714	6,369	2.67	443,845	6,158	2.77
Investment securities	56,108	1,003	3.58	55,833	990	3.55
Other	150,970	1,848	2.45	154,346	2,904	3.76
Total interest-earning assets	6,020,454	117,539	3.90%	6,122,902	$117,646	3.84%
Non-interest earning assets	278,405			254,885
Total assets	$6,298,859			$6,377,787

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$190,861	$299	0.31%	$120,141	$114	0.19%
Money Market accounts	1,618,587	6,081	0.75	1,969,266	15,037	1.54
Savings accounts	394,079	672	0.34	329,487	90	0.06
CDs	1,549,074	14,574	1.89	1,531,144	16,047	2.11
Total interest-bearing deposits	3,752,600	21,626	1.16	3,950,038	31,288	1.60
FHLBNY advances	1,024,105	9,131	1.79	1,078,177	11,713	2.19
Subordinated notes	113,937	2,661	4.68	113,790	2,661	4.72
Other borrowings	6,319	41	1.30	11,807	156	2.66
Borrowed funds	1,144,360	11,833	2.07	1,203,774	14,530	2.43
Total interest-bearing liabilities	4,896,960	33,459	1.37%	5,153,812	$45,818	1.79%
Non-interest-bearing checking accounts	542,788			409,984
Other non-interest-bearing liabilities	219,780			208,378
Total liabilities	5,659,527			5,772,174
Stockholders’ equity	639,332			605,613
Total liabilities and stockholders’ equity	$6,298,859			$6,377,787
Net interest income		$84,080			$71,828
Net interest spread			2.53%			2.05%
Net interest-earning assets	$1,123,495			$969,090
Net interest margin			2.79%			2.35%
Ratio of interest-earning assets to interest-bearing liabilities			122.94%			118.80%

Deposits	$4,295,387	$21,626	1.01%	$4,360,022	$31,288	1.45%

Rate/Volume Analysis

	Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(5,641)	$4,828	$(813)
C&I loans	3,831	(2,285)	1,546
Other loans	—	(8)	(8)
MBS and CMO	452	(241)	211
Investment securities	5	8	13
Other	(55)	(1,001)	(1,056)
Total	$(1,408)	$1,301	$(107)

Interest-bearing liabilities:
Interest-bearing checking accounts	$90	$95	$185
Money market accounts	(1,946)	(7,010)	(8,956)
Savings accounts	70	512	582
CDs	198	(1,671)	(1,473)
FHLBNY advances	(512)	(2,070)	(2,582)
Subordinated notes	13	(13)	—
Other borrowings	(54)	(61)	(115)
Total	$(2,141)	$10,218	$12,359
Net change in net interest income	$733	$11,519	$12,252

Net Interest Income.  Net interest income was $84.1 million during the six months ended June 30, 2020, an increase of $12.3 million from $71.8 million during the six months ended June 30, 2019.  Average interest-earning assets were $6.02 billion for the six months ended June 30, 2020, a decrease of $102.4 million compared to $6.12 billion for the six months ended June 30, 2019. Net interest margin was 2.79% during the six months ended June 30, 2020, up from 2.35% during the six months ended June 30, 2019.

Interest Income.  Interest income was $117.5 million during the six months ended June 30, 2020, a decrease of $0.1 million from the six months ended June 30, 2019, primarily reflecting decreases in interest income of $0.8 million on real estate loans and decreases in interest income of $1.1 million on other interest-bearing assets, offset by increased interest income of $1.5 million on C&I loans, and $0.2 million on MBS and CMO securities. The decreased interest income on real estate loans was due to a reduction of $287.5 million in the average balance of such loans in the period, offset by a 19 basis point increase in the yield. The decreased interest income on other interest-bearing assets was due to a decrease in the target Federal funds rate versus the year-ago time period.  The increased interest income on C&I loans was due to growth of $154.3 million in the average balances of C&I loans during the period, reflecting the Bank’s participation in the SBA PPP loan program.  The SBA PPP loans negatively impacted the yield on C&I loans as SBA PPP loans have a weighted average rate of 1.0%.  The increased interest income from MBS and CMO securities was due to the increase in the average balances of $33.9 million.

Interest Expense.  Interest expense decreased $12.4 million, to $33.5 million, during the six months ended June 30, 2020, from $45.8 million during the six months ended June 30, 2019. The decrease in interest expense was due to decreased rates offered on money market accounts, and a decrease of $350.7 million in the average balances of such accounts, decreased rates offered on CDs, offset by growth of $17.9 million in the average balances of such accounts, and a decrease of $54.1 million in the average balances of FHLBNY advances and a decrease of 40 basis points in the cost of such borrowings.

Provision for Loan Losses. The Company recognized a provision for loan losses of $14.1 million during the six months ended June 30, 2020, compared to a credit of $0.1 million for the six months ended June 30, 2019.

Non-Interest Income.  Non-interest income was $12.6 million during the six months ended June 30, 2020, an increase of $7.4 million from $5.2 million during the six months ended June 30, 2019, due to increases in gains on the sales of securities by $3.3 million, loan level derivative income by $3.4 million, and income from BOLI by $1.4 million.

Non-Interest Expense.  Non-interest expense was $55.4 million during the six months ended June 30, 2020, an increase of $11.0 million from $44.3 million during the six months ended June 30, 2019, reflecting an increase of $5.6 million in salaries expense, and $4.0 million of severance expense related to an organizational restructuring, and $1.4 million of merger related expenses.

Non-interest expense was 1.76% and 1.39% of average assets during the six-month periods ended June 30, 2020 and 2019, respectively.

Income Tax Expense.   Income tax expense was $5.9 million during the six months ended June 30, 2020, a decrease of $2.4 million from $8.3 million during the six months ended June 30, 2019.  The Company’s consolidated tax rate was 21.6% during the six months ended June 30, 2020, a decrease from 25.2% during the six months ended June 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2019 in Item 7A of the Holding Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company’s market risk continues to reside at the Bank level.  The Bank’s largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At June 30, 2020, the Company owned thirteen marketable equity securities carried at a fair value of $5.7 million, in which market value adjustments are recorded through the statement of income.  During the six months ended June 30, 2020, the Company conducted forty-two transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of June 30, 2020 and December 31, 2019, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rates, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both June 30, 2020 and December 31, 2019.

	At June 30, 2020			At December 31, 2019
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$583,628	$773	0.13%	$595,201	$(41,682)	(6.5)%
Pre-Shock Scenario	582,855	—	—	636,883	—	—

The Bank’s Pre-Shock Scenario EVE decreased from $636.9 million at December 31, 2019 to $582.9 million at June 30, 2020. The primary factors contributing to the lower EVE at June 30, 2020 were the payments of $20.0 million of dividends from the Bank to the Holding Company and an increase in the value of the Bank’s core deposit liability. These factors were partially offset by an increase in the value of the Bank’s loan portfolio due to a slightly lower duration.

The Bank’s EVE in the +200 basis point Rate Shock Scenario decreased from $595.2 million at December 31, 2019 to $583.6 million at June 30, 2020.

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

Gradual Change in Interest rates of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(2.56)%
+ 100 Basis Points	(1.35)%

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of June 30, 2020, of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings.  Certain of these matters may seek substantial monetary damages.  In the opinion of management, the Company is involved in no actions or proceedings that are likely to have a material adverse impact on its financial condition and results of operations as of June 30, 2020.

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors relating to the Company’s proposed merger with Bridge Bancorp, Inc. (“Bridge Bancorp”) represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Because the market price of Bridge Bancorp common stock will fluctuate, Company shareholders cannot be certain of the market value of the merger consideration.

Upon the completion of the merger, each share of the Company’s common stock outstanding immediately prior to the completion of the merger will be converted into the right to receive 0.6480 shares of Bridge Bancorp common stock. The market price of Bridge Bancorp common stock, which is traded on the Nasdaq Stock Market under the symbol “BDGE,” may fluctuate as a result of a variety of factors, including general market and economic conditions, changes in Bridge Bancorp’s business, operations and prospects, and regulatory considerations. Therefore, shareholders of the Company will not be able to calculate the precise market value of the Bridge Bancorp common stock they will receive upon completion of the merger.

The Company is expected to incur substantial costs related to the merger and integration.

The Company has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by the Company regardless of whether or not the merger is completed.

The combined company is also expected to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, loan servicing, lines of business, pricing and benefits. While the Company and Bridge Bancorp have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

The combined company is also expected to lose certain benefits from various tax planning strategies that were available on a standalone basis due to the increased asset size, including the tax-advantaged real estate investment trusts that are subsidiaries of the Bank.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effects of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company.  If key employees depart because of issues relating to the uncertainty and difficulty of integration, or a desire not to remain with the Company, the Company’s business could be harmed. In addition, subject to certain exceptions, the Company has agreed to operate its businesses in the ordinary course prior to the closing of the merger and to refrain from taking certain actions.

Failure to complete the merger could negatively impact the stock price, business and financial results of the Company.

There can be no assurance that the merger will be completed.  If the merger is not completed, the Company’s business may be adversely affected and the Company will be subject to a number of risks, including the following:

•	the Company will be required to pay certain costs relating to the merger whether or not the merger is completed, such as legal, accounting, financial advisor, proxy solicitation and printing fees;

•
under the merger agreement, the Company is subject to certain restrictions on the conduct of its business before completing the merger, which may adversely affect its ability to execute certain of its business strategies if the merger is terminated; and

•
matters relating to the merger may require substantial commitments of time and resources by the Company’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from their respective customers and employees. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced by Bridge Bancorp against the Company seeking damages or to compel the Company to perform its obligations under the merger agreement. These factors and similar risks could have an adverse effect on the Company’s results of operation, business and stock price.

The Company’s shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management of the combined organization.

The Company’s shareholders currently have the right to vote in the election of the board of directors and on various other matters affecting the Company. Upon the completion of the merger, the Company’s shareholders will become shareholders of Bridge Bancorp with ownership of approximately 52% of the combined company and Bridge Bancorp shareholders will own approximately 48% of the combined company. Therefore, the Company’s shareholders will have a reduced ownership and voting interest after the merger.

Shareholder litigation could prevent or delay the closing of the merger or otherwise negatively affect the business and operations of the Company.

The Company may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the consummation of the merger.

There is no assurance when or even if the merger will be completed.

Completion of the merger is subject to satisfaction or waiver of a number of conditions. There can be no assurance that Bridge Bancorp and the Company will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived.  Additionally, the Company and/or Dime can terminate the merger agreement under specified circumstances, even if their respective shareholders have already voted to approve the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, Bridge Bancorp and the Company must obtain approvals (or waivers) from the Federal Reserve and the New York State Department of Financial Services. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, or the payments of dividends, any of which might have an adverse effect on the combined company following the merger.

Combining Bridge Bancorp and the Company may be more difficult, costly or time consuming than expected and Bridge Bancorp and the Company may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Bridge Bancorp and the Company. To realize the anticipated benefits and cost savings from the merger, Bridge Bancorp and the Company must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If Bridge Bancorp and the Company are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.

Bridge Bancorp and the Company have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Bridge Bancorp and the Company during this transition period and for an undetermined period after completion of the merger on the combined company.

The future results of the combined company following the merger may suffer if the combined company does not effectively manage its expanded operations.

Following the merger, the size of the business of the combined company will increase significantly beyond the current size of the Company’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business beyond the $10 billion-asset threshold. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.

The combined company may be unable to retain Bridge Bancorp or the Company personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the services of key employees currently employed by Bridge Bancorp and the Company. It is possible that these employees may decide not to remain with Bridge Bancorp or the Company, as applicable, while the merger is pending or with the combined company after the merger is consummated. If Bridge Bancorp and the Company are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Bridge Bancorp and the Company could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Bridge Bancorp and the Company to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Bridge Bancorp and the Company may not be able to locate or retain suitable replacements for any key employees who leave either company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs (1) (2)
April 2020	766,821	$$15.04	766,821	827,648
May 2020	—	—	—	827,648
June 2020	208,243	$13.07	208,243	619,405

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

(2) On July 1, 2020, the Company suspended its existing 10b-5-1 plan and is currently not repurchasing any shares. Total shares available for repurchase under the fourteenth stock repurchase plan is 589,782 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number

3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2018 (File No. 000-27782))

3.3
Certificate of Designations, Preferences and Rights of 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-A Registration of Certain Classes of Securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, filed with the Commission on February 5, 2020 (File No. 333-220175)

4.1
Form of Stock Certificate of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on September 28, 1998 (File No. 000-27782))

4.2
Indenture, dated as of September 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 13, 2017 (File No. 000-27782))

4.3
First Supplemental Indenture, dated as of September 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 13, 2017 (File No. 000-27782))

4.4
Specimen Certificate for 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 8-A Registration of Certain Classes of Securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, filed with the Commission on February 5, 2020 (File No. 333-220175))

10.1
Dime Community Bancshares, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix 2 to the Registrant’s Definitive Proxy Statement filed with the Commission on April 15, 2020 (File No. 001-39211))

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: August 7, 2020	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
Chief Executive Officer

Dated: August 7, 2020	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer