Form 10-Q
period 2020-09-30
DIME COMMUNITY BANCSHARES INC
filed 2020-11-06
CIK 1005409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of shares outstanding at November 6, 2020
$0.01 Par Value	33,047,862

PART I – FINANCIAL INFORMATION

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

The Company has no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Condensed Consolidated Financial Statements

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands except share amounts)

	September 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$147,283	$155,488
Total cash and cash equivalents	147,283	155,488
Securities available-for-sale, at fair value	525,597	550,995
Marketable equity securities, at fair value	5,759	5,894
Loans:
Real estate	4,933,515	5,002,354
Commercial and industrial (“C&I”) loans	642,540	336,412
Other loans	1,448	1,772
Less allowance for loan losses	(48,492)	(28,441)
Total loans, net	5,529,011	5,312,097
Premises and fixed assets, net	20,539	21,692
Premises held for sale	—	514
Loans held for sale	2,625	500
Federal Home Loan Bank of New York (“FHLBNY”) capital stock	57,305	56,019
Bank Owned Life Insurance (“BOLI”)	155,068	114,257
Goodwill	55,638	55,638
Operating lease assets	35,503	37,858
Derivative assets	19,845	2,443
Accrued interest receivable	33,774	18,891
Other assets	31,444	22,174
Total Assets	$6,619,391	$6,354,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to depositors:
Interest-bearing deposits	$3,714,225	$3,804,076
Non-interest-bearing deposits	658,297	478,549
Total deposits	4,372,522	4,282,625
Escrow and other deposits	119,626	76,481
FHLBNY advances	1,128,400	1,092,250
Subordinated debt, net	114,016	113,906
Other borrowings	70,000	110,000
Operating lease liabilities	41,314	44,098
Derivative liabilities	47,955	9,080
Other liabilities	31,400	29,262
Total Liabilities	5,925,233	5,757,702

Stockholders’ Equity:
Preferred stock, Series A ($0.01 par, $25.00 liquidation value, 9,000,000 shares authorized, 5,299,200 shares issued and outstanding at September 30, 2020, and none issued or outstanding at December 31, 2019)	116,569	—
Common stock ($0.01 par, 125,000,000 shares authorized, 53,724,233 shares and 53,721,189 shares issued at September 30, 2020 and December 31, 2019, respectively, and 33,049,822 shares and 35,154,642 shares outstanding at September 30, 2020 and December 31, 2019, respectively)	537	537
Additional paid-in capital	278,580	279,322
Retained earnings	601,913	581,817
Accumulated other comprehensive loss, net of deferred taxes	(11,539)	(5,940)
Unearned equity awards	(6,695)	(6,731)
Common stock held by the Benefit Maintenance Plan (“BMP”)	(1,496)	(1,496)
Treasury stock, at cost (20,674,411 shares and 18,566,547 shares at September 30, 2020 and December 31, 2019, respectively)	(283,711)	(250,751)
Total Stockholders’ Equity	694,158	596,758
Total Liabilities and Stockholders’ Equity	$6,619,391	$6,354,460

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans secured by real estate	$47,482	$50,732	$146,657	$150,720
C&I loans	5,752	4,442	14,868	12,012
Other loans	11	18	39	54
Mortgage-backed securities (“MBS”)	2,707	2,973	9,076	9,131
Investment securities	715	626	1,718	1,616
Other short-term investments	729	1,488	2,577	4,392
Total interest income	57,396	60,279	174,935	177,925
Interest expense:
Deposits and escrow	6,672	16,582	28,298	47,870
Borrowed funds	5,780	7,501	17,613	22,031
Total interest expense	12,452	24,083	45,911	69,901
Net interest income	44,944	36,196	129,024	108,024
Provision for loan losses	5,931	11,228	20,003	11,100
Net interest income after provision for loan losses	39,013	24,968	109,021	96,924
Non-interest income:
Service charges and other fees	1,632	1,780	3,918	4,143
Net mortgage banking income	71	77	189	206
Net gain on equity securities	175	14	139	430
Net gain (loss) on sale of securities and other assets	215	66	3,357	(67)
Gain on sale of loans	1,425	443	1,946	1,037
Income from BOLI	1,033	723	3,831	2,124
Loan level derivative income	1,544	197	5,201	488
Other	54	61	190	180
Total non-interest income	6,149	3,361	18,771	8,541
Non-interest expense:
Salaries and employee benefits	13,512	12,948	43,077	36,893
Severance	—	—	4,000	—
Stock benefit plan compensation expense	804	574	1,953	1,349
Occupancy and equipment	4,046	3,970	12,061	11,666
Data processing costs	2,146	1,803	6,177	5,777
Marketing	134	466	667	1,397
Federal deposit insurance premiums	761	(506)	1,767	534
Merger expenses	769	—	2,427	—
Other	2,681	3,519	8,110	9,506
Total non-interest expense	24,853	22,774	80,239	67,122
Income before income taxes	20,309	5,555	47,553	38,343
Income tax expense	4,441	850	10,327	9,102
Net income	15,868	4,705	37,226	29,241
Preferred stock dividends	1,822	—	2,962	—
Net income available to common stockholders	$14,046	$4,705	$34,264	$29,241

Earnings per Share:
Basic	$0.43	$0.13	$1.02	$0.81
Diluted	$0.42	$0.13	$1.01	$0.81

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$15,868	$4,705	$37,226	$29,241
Other comprehensive income (loss):
Change in unrealized holding gain (loss) on securities available-for-sale	1,501	1,996	12,412	10,944
Change in pension and other postretirement obligations	271	237	813	966
Change in unrealized gain (loss) on derivatives	2,419	(2,323)	(21,419)	(11,684)
Other comprehensive income (loss) before income taxes	4,191	(90)	(8,194)	226
Deferred tax expense (benefit)	1,327	(70)	(2,595)	34
Other comprehensive income (loss), net of tax	2,864	(20)	(5,599)	192
Total comprehensive income	$18,732	$4,685	$31,627	$29,433

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands)

	Nine Month Period Ended September 30, 2020
	Number of Shares of Common Stock	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Equity Awards	Common Stock Held by BMP	Treasury Stock, at cost	Total Stockholders’ Equity
Beginning balance as of January 1, 2020	35,154,642	$—	$537	$279,322	$581,817	$(5,940)	$(6,731)	$(1,496)	$(250,751)	$596,758
Net income	—	—	—	—	8,392	—	—	—	—	8,392
Other comprehensive loss, net of tax	—	—	—	—	—	(6,692)	—	—	—	(6,692)
Release of shares, net of forfeitures	91	—	—	5	—	—	(7)	—	2	—
Stock-based compensation	—	—	—	—	—	—	671	—	—	671
Proceeds from Preferred Stock issuance, net	—	72,224	—	—	—	—	—	—	—	72,224
Shares received related to tax withholding	(4,668)	—	—	—	—	—	—	—	(79)	(79)
Cash dividends declared and paid to common stockholders, net	—	—	—	—	(4,915)	—	—	—	—	(4,915)
Repurchase of shares of Common Stock	(1,274,679)	—	—	—	—	—	—	—	(20,711)	(20,711)
Ending balance as of March 31, 2020	33,875,386	72,224	537	279,327	585,294	(12,632)	(6,067)	(1,496)	(271,539)	645,648

Net income	—	—	—	—	12,966	—	—	—	—	12,966
Other comprehensive loss, net of tax	—	—	—	—	—	(1,771)	—	—	—	(1,771)
Exercise of stock options, net	3,044	—		38	—	—	—	—	—	38
Release of shares, net of forfeitures	196,886	—	—	(784)	—	—	(1,960)	—	2,772	28
Stock-based compensation	—	—	—	—	—	—	478	—	—	478
Proceeds from Preferred Stock issuance, net	—	44,345	—	—	—	—	—	—	—	44,345
Shares received related to tax withholding	(10,667)	—	—	—	—	—	—	—	(169)	(169)
Cash dividends declared and paid to preferred stockholders	—	—	—	—	(1,140)	—	—	—	—	(1,140)
Cash dividends declared and paid to common stockholders, net	—	—	—	—	(4,623)	—	—	—	—	(4,623)
Repurchase of shares of Common Stock	(975,064)	—	—	—	—	—	—	—	(14,257)	(14,257)
Ending balance as of June 30, 2020	33,089,585	116,569	537	278,581	592,497	(14,403)	(7,549)	(1,496)	(283,193)	681,543

Net Income	—	—	—	—	15,868	—	—	—	—	15,868
Other comprehensive income, net of tax	—	—	—	—	—	2,864	—	—	—	2,864
Release of shares, net of forfeitures	(3,654)	—	—	(1)	—	—	50	—	(49)	—
Stock-based compensation	—	—	—	—	—	—	804	—	—	804
Shares received related to tax withholding	(6,486)	—	—	—	—	—	—	—	(81)	(81)
Cash dividends declared and paid to preferred stockholders		—	—	—	(1,822)	—	—	—	—	(1,822)
Cash dividends declared and paid to common stockholders, net	—	—	—	—	(4,630)	—	—	—	—	(4,630)
Repurchase of shares of Common Stock	(29,623)	—	—	—	—	—	—	—	(388)	(388)
Ending balance as of September 30, 2020	33,049,822	$116,569	$537	$278,580	$601,913	$(11,539)	$(6,695)	$(1,496)	$(283,711)	$694,158

	Nine Month Period Ended September 30, 2019
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Deferred Taxes	Unearned Equity Awards	Common Stock Held by BMP	Treasury stock, at cost	Total Stockholders’ Equity

Beginning balance as of January 1, 2019	36,081,455	$537	$277,512	$565,713	$(6,500)	$(3,623)	$(1,509)	$(230,049)	$602,081
Net Income	—	—	—	11,501	—	—	—	—	11,501
Other comprehensive income, net of tax	—	—	—	—	1,268	—	—	—	1,268
Release of shares, net of forfeitures	138,329	—	846	—	—	(2,729)	—	1,883	—
Stock-based compensation	—	—	—	—	—	284	—	—	284
Shares received related to tax withholding	(418)	—	—	—	—	—	—	(7)	(7)
Cash dividends declared and paid to common stockholders, net	—	—	—	(5,039)	—	—	—	—	(5,039)
Repurchase of shares of Common Stock	(199,254)	—	—	—	—	—	—	(3,814)	(3,814)
Ending balance as of March 31, 2019	36,020,112	537	278,358	572,175	(5,232)	(6,068)	(1,509)	(231,987)	606,274

Net Income	—	—	—	13,035	—	—	—	—	13,035
Other comprehensive loss, net of tax	—	—	—	—	(1,056)	—	—	—	(1,056)
Exercise of stock options	8,869	—	73	—	—	—	—	—	73
Release of shares, net of forfeitures	133,451	—	896	—	—	(2,588)	—	1,747	55
Stock-based compensation	—	—	—	—	—	491	—	—	491
Shares received related to tax withholding	(4,901)	—	—	—	—	—	—	(98)	(98)
Cash dividends declared and paid to common stockholders, net	—	—	—	(5,051)	—	—	—	—	(5,051)
Repurchase of shares of Common Stock	(270,136)	—	—	—	—	—	—	(5,022)	(5,022)
Ending balance as of June 30, 2019	35,887,395	537	279,327	580,159	(6,288)	(8,165)	(1,509)	(235,360)	608,701

Net Income	—	—	—	4,705	—	—	—	—	4,705
Other comprehensive loss, net of tax	—	—	—	—	(20)	—	—	—	(20)
Release of shares, net of forfeitures	64,912	—	454	—	—	(1,301)	—	847	—
Stock-based compensation	—	—	—	—	—	574	—	—	574
Shares received to satisfy distribution of retirement benefits	(189)	—	(13)	—	—	—	13	(4)	(4)
Shares received related to tax withholding	(466)	—	—	—	—	—	—	(18)	(18)
Cash dividends declared and paid to common stockholders, net	—	—	—	(5,034)	—	—	—	—	(5,034)
Ending balance as of September 30, 2019	35,951,652	$537	$279,768	$579,830	$(6,308)	$(8,892)	$(1,496)	$(234,535)	$608,904

See notes to unaudited condensed consolidated financial statements.

DIME COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,226	$29,241
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sales of securities available-for-sale	(3,357)	67
Net gain recognized on marketable equity securities	(139)	(430)
Net gain on sale of loans held for sale	(1,946)	(1,037)
Net depreciation, amortization and accretion	3,786	2,939
Stock-based compensation	1,953	1,349
Provision for loan losses	20,003	11,100
Originations of loans held for sale	(26,007)	(15,119)
Proceeds from sale of loans originated for sale	38,789	25,496
Increase in cash surrender value of BOLI	(2,697)	(2,124)
Gain from death benefits from BOLI	(1,134)	—
Deferred income tax expense (benefit)	(6,841)	(1,408)
Changes in assets and liabilities:
Increase in other assets	(17,810)	(1,073)
Increase (decrease) in other liabilities	6,148	(2,608)
Net cash provided by Operating Activities	47,974	46,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	68,784	130,504
Proceeds from sales of marketable equity securities	410	434
Purchases of securities available-for-sale	(149,353)	(214,582)
Acquisition of marketable equity securities	(136)	(172)
Proceeds from calls and principal repayments of securities available-for-sale	121,169	78,586
Purchase of BOLI	(40,000)	—
Proceeds received from cash surrender value of BOLI	3,020	—
Loans purchased	(18,892)	—
Proceeds from the sale of portfolio loans transferred to held for sale	35,025	9,684
Net increase in loans	(266,490)	(114,807)
Purchases of fixed assets, net	(1,442)	(977)
Sale (purchase) of FHLBNY capital stock, net	(1,286)	3,130
Net cash used in Investing Activities	(249,191)	(108,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to depositors	89,897	34,652
Increase in escrow and other deposits	43,145	24,999
Repayments of FHLBNY advances, long-term	(188,800)	(223,600)
Proceeds from FHLBNY advances, long-term	97,450	132,000
Proceeds from FHLBNY advances, short-term, net	127,500	23,000
Proceeds (repayments) of other borrowings, net	(40,000)	60,000
Proceeds from preferred stock issuance, net	116,569	—
Proceeds from exercise of stock options	38	73
Release of stock for benefit plan awards	28	55
BMP ESOP shares received to satisfy distribution of retirement benefits	—	(4)
Payments related to tax withholding for stock-based compensation	(329)	(123)
Treasury shares repurchased	(35,356)	(8,836)
Cash dividends paid to preferred stockholders, net	(2,962)	—
Cash dividends paid to common stockholders, net	(14,168)	(15,124)
Net cash provided by Financing Activities	193,012	27,092
DECREASE IN CASH AND CASH EQUIVALENTS	(8,205)	(34,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	155,488	147,256
CASH AND CASH EQUIVALENTS, END OF PERIOD	$147,283	$112,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$13,755	$10,164
Cash paid for interest	46,972	72,837
Loans transferred to held for sale	47,938	19,664
Premises held for sale transferred to premises and fixed assets, net	(514)	—
Operating lease assets in exchange for operating lease liabilities	1,524	49,160

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Per Share Amounts)

1.	NATURE OF OPERATIONS

Dime Community Bancshares, Inc. (the “Holding Company” and together with its direct and indirect subsidiaries, the “Company”) is a Delaware corporation organized by Dime Community Bank (the “Bank”) for the purpose of acquiring all of the capital stock of the Bank issued in the Bank’s conversion to stock ownership on June 26, 1996.  At September 30, 2020 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $115,000 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Holding Company neither owns nor leases any property, but instead uses the back office of the Bank, located in the Brooklyn Heights section of the borough of Brooklyn, New York. The Bank maintains its principal office in the Williamsburg section of the borough of Brooklyn, New York. As of September 30, 2020, the Bank had twenty-eight retail banking offices located throughout the boroughs of Brooklyn, Queens, and the Bronx, and in Nassau County and Suffolk County, New York.

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

Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial condition as of September 30, 2020 and December 31, 2019, the results of operations and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2020 and 2019, the changes in stockholders’ equity for the nine-month periods ended September 30, 2020 and 2019, and cash flows for the nine-month periods ended September 30, 2020 and 2019.  The results of operations for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the results of operations for the remainder of the year ending December 31, 2020.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

In anticipation of adoption, the Company has established the Current Expected Credit Loss (“CECL”) Subcommittee, a subcommittee of the Loan Loss Reserve Committee, to oversee the adoption of ASU 2016-13 on its consolidated financial statements. The Company has engaged a third party software provider to use their model to measure the expected credit losses. The CECL Subcommittee has determined loan segments based on credit risk of the loan portfolio, completed data validation, and developed qualitative adjustments. The CECL Subcommittee is in the process of finalizing internal policies, procedures, and key controls over the calculation of the allowance for credit losses (“ACL”). The Company has also engaged an independent third party vendor which has reviewed and validated the regression models and assumptions utilized for measuring the expected credit losses.

ASU 2016-13 was effective for the Company as of January 1, 2020.  Under Section 4014 of the CARES Act, financial institutions required to adopt ASU 2016-13 as of January 1, 2020 were provided an option to delay the adoption of the CECL framework until the earlier of December 31, 2020 or when the national emergency is lifted. The Bank has elected to defer adoption of CECL and is utilizing the incurred loss framework as of September 30, 2020.

Upon completion of the aforementioned items, the Loan Loss Reserve Committee, which has oversight over the implementation of CECL, will adopt the standard at the earlier of December 31, 2020 or when the national emergency is lifted. Upon adoption, the Company will recognize a one-time cumulative effect change to the allowance for loan losses through retained earnings as of January 1, 2020. In the period of adoption, any adjustments related to the period end CECL estimate will be adjusted through the income statement.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Securities Available-for-Sale	Defined Benefit Plans	Derivatives	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2020	$4,621	$(6,024)	$(4,537)	$(5,940)
Other comprehensive income (loss) before reclassifications	10,783	423	(17,150)	(5,944)
Amounts reclassified from accumulated other comprehensive loss	(2,302)	133	2,514	345
Net other comprehensive income (loss) during the period	8,481	556	(14,636)	(5,599)
Balance as of September 30, 2020	$13,102	$(5,468)	$(19,173)	$(11,539)

Balance as of January 1, 2019	$(1,957)	$(6,290)	$1,747	$(6,500)
Other comprehensive income (loss) before reclassifications	7,420	285	(7,274)	431
Amounts reclassified from accumulated other comprehensive loss	46	371	(656)	(239)
Net other comprehensive income (loss) during the period	7,466	656	(7,930)	192
Balance as of September 30, 2019	$5,509	$(5,634)	$(6,183)	$(6,308)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in unrealized holding gain or loss on securities available-for-sale:
Change in net unrealized gain or loss during the period	$1,716	$2,062	15,769	$10,877
Reclassification adjustment for net (gains) losses included in net gain on securities and other assets	(215)	(66)	(3,357)	67
Net change	1,501	1,996	12,412	10,944
Tax expense	475	600	3,931	3,478
Net change in unrealized holding gain or loss on securities available-for-sale	1,026	1,396	8,481	7,466
Change in pension and other postretirement obligations:
Reclassification adjustment for expense included in other expense	4	182	194	546
Change in the net actuarial gain or loss	267	55	619	420
Net change	271	237	813	966
Tax expense	86	76	257	310
Net change in pension and other postretirement obligations	185	161	556	656
Change in unrealized gain or loss on derivatives:
Change in net unrealized gain or loss during the period	100	(2,044)	(25,098)	(10,717)
Reclassification adjustment for expense included in interest expense	2,319	(279)	3,679	(967)
Net change	2,419	(2,323)	(21,419)	(11,684)
Tax benefit	766	(746)	(6,783)	(3,754)
Net change in unrealized gain or loss on derivatives	1,653	(1,577)	(14,636)	(7,930)
Other comprehensive income (loss)	$2,864	$(20)	$(5,599)	$192

4.	EARNINGS PER COMMON SHARE (“EPS”)

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

The following is a reconciliation of the numerators and denominators of basic and diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income available to common stockholders	$14,046	$4,705	$34,264	$29,241
Less: Dividends paid and earnings allocated to participating securities	(83)	(78)	(195)	(172)
Income attributable to common stock	$13,963	$4,627	$34,069	$29,069
Weighted average common shares outstanding, including participating securities	32,991,253	35,861,268	33,716,334	35,922,521
Less: weighted average participating securities	(289,786)	(229,881)	(295,429)	(197,430)
Weighted average common shares outstanding	32,701,467	35,631,387	33,420,905	35,725,091
Basic EPS	$0.43	$0.13	$1.02	$0.81
Income attributable to common stock	$13,963	$4,627	$34,069	$29,069
Weighted average common shares outstanding	32,701,467	35,631,387	33,420,905	35,725,091
Weighted average common equivalent shares outstanding	206,229	138,074	207,305	140,968
Weighted average common and equivalent shares outstanding	32,907,696	35,769,461	33,628,210	35,866,059
Diluted EPS	$0.42	$0.13	$1.01	$0.81

Common and equivalent shares resulting from the dilutive effect of “in-the-money” outstanding stock options are calculated based upon the excess of the average market value of the common stock over the exercise price of outstanding in-the-money stock options during the period.

There were 34,910 and 24,724 weighted-average stock options outstanding for the three-month and nine-month periods ended September 30, 2020, which were not considered in the calculation of diluted EPS since their exercise prices exceeded the average market price during the period. There were no “out-of-the-money” stock options during the three-month or the nine-month periods ended September 30, 2019.

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

6.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following tables summarize the major categories of securities owned by the Company as of the dates indicated:

	At September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$25,000	$16	$(43)	$24,973
Corporate Securities	55,044	1,806	(50)	56,800
Pass-through MBS issued by GSEs	168,977	9,402	—	178,379
Agency Collateralized Mortgage Obligations (“CMOs”)	257,403	8,111	(69)	265,445
Total securities available-for-sale	$506,424	$19,335	$(162)	$525,597

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Agency Notes	$20,000	$—	$(65)	$19,935
Corporate Securities	28,086	510	—	28,596
Pass-through MBS issued by GSEs	241,695	5,788	—	247,483
Agency CMOs	254,453	1,105	(577)	254,981
Total securities available-for-sale	$544,234	$7,403	$(642)	$550,995

The carrying amount of securities pledged as collateral was $39,708 and $27,884 at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020
Weighted average contractual maturity (years):
Agency Notes	10.1
Corporate Securities	9.2
Pass-through MBS issued by GSEs and Agency CMOs	17.6

The following table presents the information related to sales of securities available-for-sale as of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Agency Notes:
Proceeds	$—	$—	$—	$—
Gross gains	—	—	—	—
Tax expense on gain	—	—	—	—
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—
Corporate Securities:
Proceeds	—	3,038	25,403	3,038
Gross gains	—	39	1,344	39
Tax expense on gain	—	12	423	12
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—
Pass through MBS issued by GSEs:
Proceeds	5,987	15,149	39,182	106,860
Gross gains	215	22	2,005	270
Tax expense on gain	67	7	630	86
Gross losses	—	2	—	520
Tax benefit on loss	—	332	—	166
Agency CMOs:
Proceeds	—	—	4,199	—
Gross gains	—	—	8	—
Tax expense on gain	—	—	3	—
Gross losses	—	—	—	—
Tax benefit on loss	—	—	—	—

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds:
Marketable equity securities	$137	$136	$410	$409

The gain or loss on equity securities shown in the unaudited condensed consolidated statements of income was due to market valuation changes.  Net gain of $175 and $14 were recognized on marketable equity securities for the three-month periods ended September 30, 2020 and 2019, respectively. Net gain of $139 and $430 were recognized on marketable equity securities for the nine-month periods ended September 30, 2020 and 2019, respectively.

The following table summarizes the gross unrealized losses and fair value of investment securities aggregated by investment category and the length of time the securities were in a continuous unrealized loss position as of the dates indicated:

	September 30, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Agency Notes	$9,957	$43	$—	$—	$9,957	$43
Corporate Notes	4,950	50	—	—	4,950	50
Agency CMOs	14,221	21	4,951	48	19,172	69

	December 31, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale:
Agency Notes	$9,935	$65	$—	$—	$9,935	$65
Agency CMOs	107,150	548	4,304	29	111,454	577

The issuers of securities available-for-sale are primarily U.S. government-sponsored entities or agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. In accordance with the Company’s investment policy, corporate notes are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.  It is likely that the Company will not be required to sell the securities before their anticipated recovery, and as such, the Company does not consider these securities to be other-than-temporarily-impaired at September 30, 2020.

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

The following table presents the loan categories for the period ended as indicated:

	Balance at
	September 30, 2020	December 31, 2019
One-to-four family residential, including condominium and cooperative apartment	$186,975	$148,429
Multifamily residential and residential mixed-use	2,919,186	3,385,375
Commercial real estate and commercial mixed-use	1,675,488	1,350,185
Acquisition, development, and construction (“ADC”)	151,866	118,365
Total Real Estate	4,933,515	5,002,354
C&I	642,540	336,412
Other	1,448	1,772
Total	5,577,503	5,340,538
Allowance for loans losses	(48,492)	(28,441)
Loans, net	$5,529,011	$5,312,097

As of September 30, 2020, included in C&I loans was $318,568 of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. There were no SBA PPP loans at December 31, 2019. These loans carry a 100% guarantee from the SBA and have no allowance for loan losses allocated to them based on the nature of the guarantee.

The allowance for loan losses consists of specific and general components. At September 30, 2020, the Bank’s periodic evaluation of its allowance for loan losses (specific or general) was comprised of two primary components: (1) specific reserve on impaired loans and (2) general reserve on non-impaired loans. Within these components, the Company has identified the following portfolio segments for purposes of assessing its allowance for loan losses: (1) real estate loans; (2) C&I loans; and (3) other loans (which includes consumer loans).  Within these segments, the Bank analyzes the allowance for loan losses based upon the underlying collateral type (classes). Smaller balance homogeneous real estate loans, such as condominium or cooperative apartment and one-to-four family residential real estate loans with balances equal to or less than the Federal National Mortgage Association (“FNMA”) Limits, and consumer loans are collectively evaluated for impairment, and accordingly, are not separately identified for impairment disclosures.

The following tables present data regarding the allowance for loan losses activity for the periods indicated:

	At or for the Three Months Ended September 30, 2020
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Beginning balance	$671	$16,666	$9,859	$1,777	$28,973	$13,502	$17	$42,492
Provision (credit) for loan losses	134	3,468	2,162	274	6,038	(107)	—	5,931
Charge-offs	(6)	(13)	—	—	(19)	—	(1)	(20)
Recoveries	—	89	—	—	89	—	—	89
Ending balance	$799	$20,210	$12,021	$2,051	$35,081	$13,395	$16	$48,492

	At or for the Three Months Ended September 30, 2019
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Beginning balance	$207	$11,817	$3,846	$980	$16,850	$4,267	$17	$21,134
Provision (credit) for loan losses	52	(838)	(43)	5	(824)	12,046	6	11,228
Charge-offs	(6)	(14)	—	—	(20)	(5,046)	(7)	(5,073)
Recoveries	4	—	—	—	4	1	—	5
Ending balance	$257	$10,965	$3,803	$985	$16,010	$11,268	$16	$27,294

	At or for the Nine Months Ended September 30, 2020
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Beginning balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441
Provision for loan losses	540	10,010	8,127	807	19,484	518	1	20,003
Charge-offs	(10)	(45)	(6)	—	(61)	—	(1)	(62)
Recoveries	—	103	—	—	103	7	—	110
Ending balance	$799	$20,210	$12,021	$2,051	$35,081	$13,395	$16	$48,492

	At or for the Nine Months Ended September 30, 2019
	Real Estate Loans
	One- to Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Beginning balance	$198	$13,446	$3,777	$397	$17,818	$3,946	$18	$21,782
Provision (credit) for loan losses	64	(2,427)	171	588	(1,604)	12,698	6	11,100
Charge-offs	(12)	(54)	(145)	—	(211)	(5,378)	(8)	(5,597)
Recoveries	7	—	—	—	7	2	—	9
Ending balance	$257	$10,965	$3,803	$985	$16,010	$11,268	$16	$27,294

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of the dates indicated:

	At September 30, 2020
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$10,184	$—	$10,184
Collectively evaluated for impairment	799	20,210	12,021	2,051	35,081	3,211	16	38,308
Total ending allowance balance	$799	$20,210	$12,021	$2,051	$35,081	$13,395	$16	$48,492

Loans:
Individually evaluated for impairment	$—	$1,213	$47	$—	$1,260	$10,287	$—	$11,547
Collectively evaluated for impairment	186,975	2,917,973	1,675,441	151,866	4,932,255	632,253	1,448	5,565,956
Total ending loans balance	$186,975	$2,919,186	$1,675,488	$151,866	$4,933,515	$642,540	$1,448	$5,577,503

	At December 31, 2019
	Real Estate Loans
	One-to-Four Family Residential, Including Condominium and Cooperative Apartment	Multifamily Residential and Residential Mixed-Use	Commercial Real Estate and Commercial Mixed-Use	ADC	Total Real Estate	C&I	Other Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$10,082	$—	$10,082
Collectively evaluated for impairment	269	10,142	3,900	1,244	15,555	2,788	16	18,359
Total ending allowance balance	$269	$10,142	$3,900	$1,244	$15,555	$12,870	$16	$28,441

Loans:
Individually evaluated for impairment	—	153	60	—	213	10,082	—	10,295
Collectively evaluated for impairment	148,429	3,385,222	1,350,125	118,365	5,002,141	326,330	1,772	5,330,243
Total ending loans balance	$148,429	$3,385,375	$1,350,185	$118,365	$5,002,354	$336,412	$1,772	$5,340,538

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  There were no loans modified in a manner that met the criteria of a TDR during the three-month and nine-month periods ended September 30, 2020 or 2019.  There were no TDRs as of September 30, 2020 or December 31, 2019.

Loan payment deferrals due to COVID-19

As outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.  The payment deferral programs, which formally began in the month of April 2020, primarily consist of three-month or six-month deferrals of interest and/or principal payments. As of September 30, 2020, the Company had 90 loans, representing outstanding loan balances of $334.3 million, on payment deferral (inclusive of loans deferring principal and interest payments and loans deferring only principal payments).

Pursuant to Section 4013 of the CARES Act, a qualified loan modification, is not considered a TDR as defined by GAAP, if granted to a borrower between March 1, 2020 and the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak is lifted. These loans will continue to accrue interest and will not be considered past due so long as any required payments are made in accordance with the deferral terms. As of September 30, 2020, the risk-ratings on COVID-19 loan deferrals had not been changed. The loans will be subject to the Bank’s normal credit monitoring. The collectability of accrued interest will be evaluated on a periodic basis. The table below presents the loans with payment deferrals as of September 30, 2020:

	September 30, 2020
	Number of Loans	Balance (1)	% of Portfolio
(Dollars in thousands)
One-to-four family residential, including condominium and cooperative apartment	9	$8,765	4.7%
Multifamily residential and residential mixed-use real estate	50	237,872	8.1
Commercial real estate and commercial mixed-use	28	75,440	4.5
C&I	3	12,257	1.9
Total	90	$334,334

(1) Amount excludes net deferred costs due to immateriality.

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

The following tables summarize impaired loans with no related allowance recorded and with related allowance recorded as of the periods indicated (by collateral type within the real estate loan segment):

The following table summarizes impaired loans recorded as of the dates indicated:

	At September 30, 2020			At December 31, 2019
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance

With no related allowance recorded:
Multifamily residential and residential mixed-use	$1,213	$1,213	$—	$153	$153	$—
Commercial real estate and commercial mixed-use	47	47	—	60	60	—
Total with no related allowance recorded	1,260	1,260	—	213	213	—

With an allowance recorded:
C&I	10,287	10,287	10,184	10,082	10,082	10,082
Total with an allowance recorded	10,287	10,287	10,184	10,082	10,082	10,082
Total	$11,547	$11,547	$10,184	$10,295	$10,295	$10,082

(1)	The recorded investment excludes accrued interest receivable and net deferred costs due to immateriality.

The following table presents information for impaired loans for the periods indicated:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$—	$—	$10	$4
Multifamily residential and residential mixed-use	1,295	—	416	7
Commercial real estate and commercial mixed-use	1,525	—	2,688	54
Total with no related allowance recorded	2,820	—	3,114	65

With an allowance recorded:
C&I	10,232	—	7,500	153
Total	$13,052	$—	$10,614	$218

(1)	The recorded investment excludes accrued interest receivable and net deferred costs due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following table presents information for impaired loans for the periods indicated:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)

With no related allowance recorded:
One-to-four family residential, including condominium and cooperative apartment	$1,474	$—	$11	$4
Multifamily residential and residential mixed-use	1,019	6	480	29
Commercial real estate and commercial mixed-use	791	1	4,691	244
Total with no related allowance recorded	3,284	7	5,182	277

With an allowance recorded:
C&I	10,157	—	3,885	159
Total	$13,441	$7	$9,067	$435

(1)	The recorded investment excludes accrued interest receivable and net deferred costs due to immateriality.
(2)	Cash basis interest and interest income recognized on accrual basis approximate each other.

The following tables summarize the past due status of the Company’s investment in loans (excluding deferred costs and accrued interest) as of the dates indicated:

	At September 30, 2020
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$354	$—	$470	$867	$1,691	$185,284	$186,975
Multifamily residential and residential mixed-use	210	—	—	1,213	1,423	2,917,763	2,919,186
Commercial real estate and commercial mixed-use	16,173	—	1,470	47	17,690	1,657,798	1,675,488
ADC	—	—	—	—	—	151,866	151,866
Total real estate	16,737	—	1,940	2,127	20,804	4,912,711	4,933,515
C&I	84	—	—	10,287	10,371	632,169	642,540
Other	5	—	—	10	15	1,433	1,448
Total	$16,826	$—	$1,940	$12,424	$31,190	$5,546,313	$5,577,503

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of September 30, 2020.

	At December 31, 2019
	30 to 59 Days Past Due	60 to 89 Days Past Due	Loans 90 Days or More Past Due and Still Accruing Interest	Non- accrual (1)	Total Past Due	Current	Total Loans
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$417	$—	$—	$794	$1,211	$147,218	$148,429
Multifamily residential and residential mixed-use	214	—	1,169	153	1,536	3,383,839	3,385,375
Commercial real estate and commercial mixed-use	—	—	364	60	424	1,349,761	1,350,185
ADC	—	—	—	—	—	118,365	118,365
Total real estate	631	—	1,533	1,007	3,171	4,999,183	5,002,354
C&I	44	—	—	10,082	10,126	326,286	336,412
Other	6	1	—	2	9	1,763	1,772
Total	$681	$1	$1,533	$11,091	$13,306	$5,327,232	$5,340,538

(1)	Includes all loans on non-accrual status regardless of the number of days such loans were delinquent as of December 31, 2019.

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on four loans with an aggregate outstanding balance of $1,940 at September 30, 2020, and two real estate loans with an aggregate outstanding balance of $1,533 at December 31, 2019, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity.  These loans were well secured and were expected to be refinanced, and therefore remained on accrual status and were deemed performing assets at the dates indicated above.

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

All real estate and C&I loans not classified as Special Mention, Substandard, or Doubtful were deemed pass loans at both September 30, 2020 and December 31, 2019.

The following is a summary of the credit risk profile of real estate and C&I loans by internally assigned grade as of the dates indicated:

	Balance at September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$186,093	$—	$882	$—	$186,975
Multifamily residential and residential mixed-use	2,840,057	47,181	31,948	—	2,919,186
Commercial real estate and commercial mixed-use	1,657,975	6,859	10,654	—	1,675,488
ADC	151,866	—	—	—	151,866
Total real estate	4,835,991	54,040	43,484	—	4,933,515
C&I	629,942	1,490	1,026	10,082	642,540
Total Real Estate and C&I	$5,465,933	$55,530	$44,510	$10,082	$5,576,055

	Balance at December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
One-to-four family residential, including condominium and cooperative apartment	$147,635	$—	$794	$—	$148,429
Multifamily residential and residential mixed-use	3,319,226	14,606	51,543	—	3,385,375
Commercial real estate and commercial mixed-use	1,334,518	4,840	10,827	—	1,350,185
ADC	118,365	—	—	—	118,365
Total real estate	4,919,744	19,446	63,164	—	5,002,354
C&I	325,296	1,034	—	10,082	336,412
Total Real Estate and C&I	$5,245,040	$20,480	$63,164	$10,082	$5,338,766

The following is a summary of the credit risk profile of other loans:

	Balance at
	September 30, 2020	December 31, 2019
Performing	$1,438	$1,770
Non-accrual	10	2
Total	$1,448	$1,772

8.	LEASES

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

Maturities of the Company’s operating lease liabilities at September 30, 2020 are as follows:

Rent to be Capitalized
2020	$1,756
2021	7,030
2022	6,829
2023	5,870
2024	5,985
Thereafter	19,108
Total undiscounted lease payments	46,578
Less amounts representing interest	5,264
Lease liability	$41,314

Other information related to operating leases was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,636	$1,622	$4,867	$4,863
Cash paid for amounts included in the measurement of operating lease liabilities	1,745	1,728	5,295	5,161

The weighted average remaining lease term at September 30, 2020 was 7.4 years.  The weighted average discount rate at September 30, 2020 was 3.21%.

9.	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt.  During the next twelve months, the Company estimates that an additional $9,864 will be reclassified as an increase to interest expense.

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

	At September 30, 2020				At December 31, 2019
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Interest rate swaps related to FHLBNY advances	—	$—	$—	$—	7	$130,000	$1,081	$—
Interest rate swaps related to FHLBNY advances	38	$750,000	$—	$28,110	19	$315,000	$—	$7,718

The table below presents the effect of the cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) as of September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Amount of gain (loss) recognized in other comprehensive income	$100	$(2,044)	$(25,098)	$(10,717)
Amount of gain (loss) reclassified from other comprehensive income into interest expense	(2,319)	279	(3,679)	967

All cash flow hedges are recorded gross on the balance sheet.

A portion of the cash flow hedges involve derivative agreements with the FHLBNY. These derivatives (with the FHLBNY) are cross collateralized with the Bank’s existing loan portfolio and as such do not require any additional cash collateral. A portion of the cash flow hedges involve derivative agreements with other third-party counterparties that contain provisions requiring the Bank to post cash collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2020, posted collateral to the other third-party counterparties was $6,196.

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

	At September 30, 2020
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Loan level interest rate swaps with borrower	44	$381,659	$23,184	$—
Loan level interest rate floors with borrower	21	199,186	—	3,339
Loan level interest rate swaps with third-party counterparties	44	381,659	—	23,184
Loan level interest rate floors with third-party counterparties	21	199,186	3,339	—

	At December 31, 2019
	Count	Notional Amount	Fair Value Assets	Fair Value Liabilities
Included in other assets/(liabilities):
Loan level interest rate swaps with borrower	7	$61,038	$1,347	$—
Loan level interest rate swaps with borrower	1	7,205	—	15
Loan level interest rate swaps with third-party counterparties	7	61,038	—	1,347
Loan level interest rate swaps with third-party counterparties	1	7,205	15	—

Loan level derivative income is recognized on the mark-to-market of the interest rate swap as a fair value adjustment at the time the transaction is closed. Total loan level derivative income is included in non-interest income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Loan level derivative income	$1,544	$197	$5,201	$488

The interest rate swap product with the borrower is cross collateralized with the underlying loan and therefore there is no posted collateral. Certain interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2020, posted collateral was $20,484.

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

As of September 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $29,221 for those related to FHLBNY advances and $19,845 for those related to loan level derivatives. If the Company had breached any of the above provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value with the respective counterparty. There were no provisions breached for the period ended September 30, 2020.

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

All MBS, CMO and agency notes available-for-sale are guaranteed either implicitly or explicitly by GSEs as of September 30, 2020 and December 31, 2019.  In accordance with the Company’s investment policy, corporate securities are rated “investment grade” at the time of purchase and the financials of the issuers are reviewed quarterly.  Obtaining market values as of September 30, 2020 and December 31, 2019 for these securities utilizing significant observable inputs was not difficult due to their liquid nature.

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

		Fair Value Measurements at September 30, 2020 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds):
Domestic equity mutual funds	$1,580	$1,580	$—	$—
International equity mutual funds	407	407	—	—
Fixed income mutual funds	3,772	3,772	—	—
Securities available-for-sale:
Agency Notes	24,973	—	24,973	—
Corporate Securities	56,800	—	56,800	—
Pass-through MBS issued by GSEs	178,379	—	178,379	—
Agency CMOs	265,445	—	265,445	—
Derivative – freestanding derivatives, net	19,845	—	19,845	—

Financial Liabilities
Derivative – cash flow hedges	28,110	—	28,110	—
Derivative – freestanding derivatives, net	19,845	—	19,845	—

		Fair Value Measurements at December 31, 2019 Using
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial Assets
Marketable equity securities (Registered Mutual Funds)
Domestic equity mutual funds	$1,657	$1,657	$—	$—
International equity mutual funds	420	420	—	—
Fixed income mutual funds	3,817	3,817	—	—
Securities available-for-sale:
Agency Notes	19,935	—	19,935	—
Corporate Securities	28,596	—	28,596	—
Pass-through MBS issued by GSEs	247,483	—	247,483	—
Agency CMOs	254,981	—	254,981	—
Derivative – cash flow hedges	1,081	—	1,081	—
Derivative – freestanding derivatives	1,362	—	1,362	—

Financial Liabilities
Derivative – cash flow hedges	7,718	—	7,718	—
Derivative – freestanding derivatives	1,362	—	1,362	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets measured at fair value on a nonrecurring basis include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  There were no impaired loans carried at fair value at September 30, 2020 or December 31, 2019.

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

		Fair Value Measurements at September 30, 2020 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

Financial Assets
Cash and due from banks	$147,283	$147,283	$—	$—	$147,283
Loans, net	5,529,011	—	—	5,557,285	5,557,285
Accrued interest receivable	33,774	4	1,804	31,966	33,774
Financial Liabilities
Savings, money market and checking accounts	3,015,012	3,015,012	—	—	3,015,012
Certificates of Deposits (“CDs”)	1,357,510	—	1,363,610	—	1,363,610
Escrow and other deposits	119,626	119,626	—	—	119,626
FHLBNY Advances	1,128,400	—	1,135,936	—	1,135,936
Subordinated debt, net	114,016	—	113,441	—	113,441
Other borrowings	70,000	70,000	—	—	70,000
Accrued interest payable	3,510	—	3,510	—	3,510

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial Assets
Cash and due from banks	$155,488	$155,488	$—	$—	$155,488
Loans, net	5,312,097	—	—	5,301,708	5,301,708
Accrued interest receivable	18,891	—	1,674	17,217	18,891
Financial Liabilities
Savings, money market and checking accounts	2,709,756	2,709,756	—	—	2,709,756
CDs	1,572,869	—	1,576,706	—	1,576,706
Escrow and other deposits	76,481	76,481	—	—	76,481
FHLBNY Advances	1,092,250	—	1,093,964	—	1,093,964
Subordinated debt, net	113,906	—	114,769	—	114,769
Other borrowings	110,000	110,000	—	—	110,000
Accrued interest payable	4,570	—	4,570	—	4,570

11.	RETIREMENT AND POSTRETIREMENT PLANS

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

The components of net periodic costs are included in other non-interest expense in the Consolidated Statements of Income.  Net expenses associated with these plans were comprised of the following components:

	Three Months Ended September 30,
	2020		2019
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	241	10	313	13
Expected return on assets	(428)	—	(382)	—
Unrecognized past service liability	—	(2)	—	(2)
Amortization of unrealized loss (gain)	274	—	243	(3)
Net periodic cost	$87	$8	$174	$8

	Nine Months Ended September 30,
	2020		2019
	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan	BMP, Employee and Outside Director Retirement Plans	Postretirement Plan

Service cost	$—	$—	$—	$—
Interest cost	723	30	938	40
Expected return on assets	(1,284)	—	(1,146)	—
Unrecognized past service liability	—	(6)	—	(6)
Amortization of unrealized loss (gain)	822	—	729	(9)
Net periodic cost	$261	$24	$521	$25

The following table presents the Company’s planned contributions to, or benefit payments on behalf of each benefit plan as disclosed in its consolidated financial statements for the year ended December 31, 2019, as well as the actual contributions to, or benefit payments on behalf of each benefit plan during the period indicated:

	Planned Contributions/Benefit	Actual Contributions/Benefit Payments for the
	Payments for the Year Ended December 31, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020

Employee Retirement Plan	$58	$—	$—
Outside Director Retirement Plan	263	56	168
Post Retirement Plan	109	44	139
BMP	569	137	410

The Company expects to make the remainder of the contributions to, or benefit payments on behalf of, each benefit plan during the year ended December 31, 2020, except for the Employee Retirement Plan as there is a surplus and no contributions are required.

The BMP exists in order to compensate executive officers for any curtailments in benefits due to statutory limitations on qualifying benefit plans. There were no retirement distributions for the three month or nine month periods ended September 30, 2020.

For the Three Months and Nine Months Ended September 30, 2019

Cash	$24
Market value of Common Stock from Employee Stock Ownership Plan of BMP (685 shares)	13
Gross lump-sum distribution	$37
Non-cash tax benefit	$—

12.	STOCK-BASED COMPENSATION

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

Stock Option Awards

The following table presents a summary of activity related to stock options granted under the Stock Plans, and changes during the period then ended:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	42,031	$14.63
Options granted	—	—
Options cancelled	(6,068)	14.82
Options expired	(4,077)	12.75
Options exercised	(3,044)	12.75
Options outstanding at September 30, 2020	28,842	$15.05	0.8	$—
Options vested and exercisable at September 30, 2020	28,842	$15.05	0.8	$—

Information related to stock options during each period is as follows:

	For Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cash received for option exercise cost	$—	$—	$38	$73
Income tax benefit recognized on stock option exercises	—	—	—	18
Intrinsic value of options exercised	—	—	8	103

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

The following table presents a summary of activity related to the RSAs granted, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested allocated shares outstanding at January 1, 2020	256,575	$19.79
Shares granted	120,478	13.93
Shares vested	(78,409)	19.80
Shares forfeited	(38,819)	17.65
Unvested allocated shares at September 30, 2020	259,825	$17.39

Information related to RSAs during each period is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation expense recognized	$444	$449	$1,311	$1,092
Income tax benefit (expense) recognized on vesting of RSA	(38)	7	(95)	16

As of September 30, 2020, there was $3,142 of total unrecognized compensation cost related to unvested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The following table presents a summary of activity related to performance-based equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2020	214,948	$18.96
Shares granted	102,080	9.96
Shares vested	—	—
Shares forfeited	(61,525)	15.22
Maximum aggregate share payout at September 30, 2020	255,503	$14.87
Minimum aggregate share payout	—	—
Expected aggregate share payout	147,697	$13.75

Information related to LTIP share awards during each period is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation expense recognized	$210	$55	$362	$136
Income tax benefit recognized on vesting of LTIP	—	—	—	—

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

The following table presents a summary of activity related to sales incentive equity awards, and changes during the period then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Maximum aggregate share payout at January 1, 2020	19,396	$19.15
Shares granted	72,291	13.32
Shares vested	(14,048)	19.14
Shares forfeited	(3,326)	17.21
Maximum aggregate share payout at September 30, 2020	74,313	$13.56
Minimum aggregate share payout	—	—
Expected aggregate share payout	74,313	$13.56

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation expense recognized	$150	$70	$280	$121
Income tax expense recognized on vesting of awards	(22)	—	(65)	—

13.	INCOME TAXES

During the three months ended September 30, 2020 and 2019, the Company’s consolidated effective tax rates were 21.9% and 15.3%, respectively. During the nine months ended September 30, 2020 and September 30, 2019, the Company’s consolidated effective tax rates were 21.7% and 23.7%, respectively. There were no significant unusual income tax items during the three-month or nine-month periods ended September 30, 2020 or 2019.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dime Community Bancshares, Inc. (the "Holding Company" and together with its direct and indirect subsidiaries, the "Company") is a Delaware corporation organized by Dime Community Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the Bank's conversion to stock ownership on June 26, 1996.  At September 30, 2020 the significant assets of the Holding Company were the capital stock of the Bank and investments retained by the Holding Company.  The liabilities of the Holding Company were comprised primarily of $115,000 subordinated notes due in 2027, which become callable commencing in 2022.  The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank was originally founded in 1864 as a New York State-chartered mutual savings bank, and currently operates as a New York State-chartered commercial bank.  Effective August 1, 2016, the Bank changed its name from "The Dime Savings Bank of Williamsburgh" to "Dime Community Bank."  The new name more accurately reflected the Bank's evolving business model and emphasized its broader geographic and business reach while retaining the Bank's mission to be in and of the communities it served, including the virtual online community. The Bank's principal business is gathering deposits from customers within its market area and via the internet, and investing them primarily in multifamily residential, commercial real estate, mixed use, and, to an increasing extent, commercial and industrial (“C&I”) loans, and one-to-four family residential real estate loans, as well as mortgage-backed securities, obligations of the U.S. government and government-sponsored enterprises (“GSEs”), and corporate debt and equity securities.

In addition to the Bank, the Holding Company's direct and indirect subsidiaries consist of six corporations and one limited liability company, which are wholly-owned by the Bank. The following table presents an overview of the Holding Company's indirect subsidiaries, other than the Bank, as of September 30, 2020:

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

The Company also prioritizes the well-being of employees. The Company has deployed its Business Continuity Plans and shifted to a remote working environment during the "New York State on PAUSE" executive order, which began on March 22, 2020. Over 200 associates, 100% of non-branch staff, are using remote desktop software to re-create their desktop environment in order to work from home.  The Company has not furloughed any of its employees.

The Company continues to follow the guidance of New York State in the reopening phases, with phase four which began for New York City on July 20, 2020. The Company has assessed its own internal “return to office” strategy, and has developed a timeline and guidelines to help bring employees back safely into the office.

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

Capital and liquidity

As of September 30, 2020, the Company and Bank capital ratios were in excess of all regulatory requirements. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by credit losses.

The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt and pay dividends to both its preferred and common stockholders.  If its subsidiary bank is unable to make dividends to it for an extended period of time, the Company may not be able to service its debt or pay dividends.

The Company maintains access to multiple sources of liquidity, including unused borrowing capacity with the FHLBNY of $959.4 million as of September 30, 2020, and access to borrow or lend funds through American Fund Exchange ("AFX") on an overnight or short-term basis with other member institutions.  The availability of funds with AFX changes daily.  Wholesale funding markets have been operating efficiently through the pandemic.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

Business Continuity Plan

When "New York State on PAUSE" was initiated, the Company had already invoked its Board-approved Business Continuity Plan (“BCP”), that was updated earlier in the year, to address specific risks and operational concerns related to the COVID-19 pandemic.  The BCP includes a remote working environment for many of the Company’s back office personnel, strategic branch closures for locations that do not have plexiglass barriers, and other considerations. No material operational or internal control challenges or risks have been identified to date.  The Company does not currently anticipate significant challenges to its ability to maintain its systems.

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

As outlined in the CARES Act, the Company established a formal payment deferral program in April 2020 for borrowers that have been adversely affected by the pandemic.  The payment deferral programs, which formally began in the month of April 2020, primarily consist of three-month or six-month deferrals of interest and/or principal payments. As of September 30, 2020, the Company had 90 loans, representing outstanding loan balances of $334.3 million, on payment deferral (inclusive of loans deferring principal and interest payments and loans deferring only principal payments).  In accordance with Section 4013 of the CARES Act, issued in March 2020, these deferrals are not considered troubled debt restructurings. As of September 30, 2020, the risk-rating on COVID-19 loan deferrals had not been changed. The loans will be subject to the Bank’s normal credit monitoring. The collectability of accrued interest will be evaluated on a periodic basis.

The Bank is closely monitoring the developments and uncertainties regarding the pandemic, including various segments of our loan portfolio that may be disproportionately impacted by the pandemic. As of September 30, 2020, the Company had 15 loans aggregating $25.6 million to restaurants of which 2 loans aggregating $12.2 million were in payment deferrals. As of September 30, 2020, within the commercial real estate portfolio, the Company had 11 loans aggregating $171.4 million to hotels of which 1 loan aggregating $6.5 million was in payment deferral, The Company does not have any exposure to the energy industry, airline industry, leveraged lending, shared national credits, credits card loans, or auto loans.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company is actively participating in assisting its customers with applications for resources through the program.  Dime's PPP loans generally have a two-year term and earn interest at 1%.  The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of September 30, 2020, the Company had 2,474 PPP loans totaling $318.6 million, net of deferred fees. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision expense charged to earnings.

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

Selected Financial Highlights and Other Data
(Dollars in Thousands Except Per Share Amounts)

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2020	2019	2020	2019
Per Share Data:
EPS (Diluted)	$0.42	$0.13	$1.01	$0.81
Cash dividends paid per share	0.14	0.14	0.42	0.42
Book value per share	17.48	16.94	17.48	16.94
Dividend Payout Ratio	33.33%	107.69%	41.58%	51.85%
Performance and Other Selected Ratios:
Return on average assets	0.98%	0.29%	0.78%	0.61%
Return on average common equity	9.22	3.08	7.59	6.42
Net interest spread	2.72	2.07	2.53	2.06
Net interest margin	2.92	2.34	2.79	2.34
Average interest-earning assets to average interest-bearing liabilities	125.10	118.38	123.68	118.70
Non-interest expense to average assets	1.53	1.41	1.68	1.40
Efficiency Ratio	49.02	57.69	55.61	57.76
Loan-to-Deposit ratio at end of period	127.56	124.86	127.56	124.86
Effective tax rate	21.87	15.30	21.72	23.74
Asset Quality Summary:
Non-performing loans (1)	$12,424	$16,378	$12,424	$16,378
Non-performing assets	12,424	16,378	12,424	16,378
Net charge-offs (recoveries)	(69)	5,068	(48)	5,588
Non-performing assets/Total assets	0.19%	0.25%	0.19%	0.25%
Non-performing loans/Total loans	0.22	0.30	0.22	0.30
Allowance for loan loss/Total loans	0.87	0.50	0.87	0.50
Allowance for loan loss/Non-performing loans	390.31	166.65	390.31	166.65

(1)	Non-performing loans are defined as all loans on non-accrual status.

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

Allowance for Loan Losses. The Bank's methods and assumptions utilized to periodically determine its allowance for loan losses are summarized in Note 7 to the Company's condensed consolidated financial statements.

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

The Bank is a member of AFX, through which it may either borrow or lend funds on an overnight or short-term basis with other member institutions.  The availability of funds changes daily.  As of September 30, 2020, the Bank had $70.0 million of borrowings through AFX.

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

Total deposits increased $89.9 million during the nine months ended September 30, 2020, compared to an increase of $34.7 million for the nine months ended September 30, 2019. Within deposits, core deposits (i.e., non-CDs) increased $305.3 million during the nine months ended September 30, 2020 and decreased $206.0 million during the nine months ended September 30, 2019. CDs decreased $215.4 million during the nine months ended September 30, 2020 compared to an increase of $240.7 million during the nine months ended September 30, 2019. The increase in deposits during the current period was primarily due to growth in the municipal deposits business and inflows of SBA PPP-related deposits. The decrease in CDs was primarily due to outflows of CDs from pro-active downward pricing of such products, and outflows of $87.0 million of brokered CDs.

In the event that the Bank should require funds beyond its ability or desire to generate them internally, an additional source of funds is available through its borrowing line at the FHLBNY or borrowing capacity through AFX. At September 30, 2020, the Bank had an additional unused borrowing capacity of $959.4 million through the FHLBNY, subject to customary minimum FHLBNY common stock ownership requirements (i.e., 4.5% of the Bank's outstanding FHLBNY borrowings).

The Bank increased its outstanding FHLBNY advances by $36.2 million during the nine months ended September 30, 2020, compared to a $68.6 million reduction during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, principal repayments on real estate loans (including refinanced loans) totaled $681.6 million compared to $614.5 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, real estate loan originations totaled $653.2 million and $649.5 million, respectively.

During the nine months ended September 30, 2020, principal repayments on C&I loans (including refinanced loans) totaled $112.8 million compared to $77.0 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, C&I loan originations totaled $442.4 million (including $334.3 million of PPP loans) and $168.9 million, respectively.

Sales of available-for-sale securities totaled $68.8 million and $130.5 million during the nine-month periods ended September 30, 2020 and 2019, respectively. Purchases of available-for-sale securities totaled $149.4 million and $214.6 million during the nine-month periods ended September 30, 2020 and 2019, respectively. Proceeds from pay downs and calls of available-for-sale securities were $121.2 million and $78.6 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

The Company and the Bank are subject to minimum regulatory capital requirements imposed by its primary federal regulator.  As a general matter, these capital requirements are based on the amount and composition of an institution's assets. At September 30, 2020, each of the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was considered "well capitalized" for all regulatory purposes.

The following table summarizes Company and Bank capital ratios calculated under the Basel III Capital Rules framework as of the period indicated:

	Actual Ratios at September 30, 2020
	Bank	Consolidated Company	Basel III Minimum Requirement	To Be Categorized as “Well Capitalized” (1)
Tier 1 common equity ratio	12.88%	10.69%	4.5%	6.5%
Tier 1 risk-based based capital ratio	12.88	13.02	6.0	8.0
Total risk-based based capital ratio	13.87	16.30	8.0	10.0
Tier 1 leverage ratio	9.97	10.10	4.0	5.0

(1)	Only the Bank is subject to these requirements.

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework.  The leverage ratio was temporarily lowered to 8% by the Federal Reserve Board in March 2020, gradually increasing back to 9% by 2022.  The framework is available for use by election in the Bank’s Call Report.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes.  The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.  As of September 30, 2020, the Bank has not opted into the Community Bank Leverage Ratio framework.

The Holding Company repurchased 2,279,366 and 469,390 shares of its common stock during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, up to 589,782 shares remained available for purchase under the authorized share repurchase programs.  See "Part II - Item 2. Other Information - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information about repurchases of common stock.

The Holding Company paid $3.0 million in cash dividends on preferred stock during the nine months ended September 30, 2020, and none during the nine months ended September 30, 2019.  The Holding Company paid $14.2 million and $15.1 million in cash dividends on common stock during the nine months ended September 30, 2020 and 2019, respectively.

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

The following table presents off-balance sheet arrangements as of September 30, 2020:

	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Credit Commitments:
Available lines of credit	$132,964	$97,319	$—	$—	$230,283
Other loan commitments	91,441	—	—	—	91,441
Stand-by letters of credit	8,753	—	—	—	8,753
Total Off-Balance Sheet Arrangements	$233,158	$97,319	$—	$—	$330,477

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

COVID-19 Related Loan Deferrals

The COVID-19 pandemic has caused substantial disruptions to the global economy and the communities in which the Bank serves. In response to the pandemic, the Bank has focused on supporting borrowers that have been adversely affected by the pandemic, including making loan deferrals as needed. The payment deferral programs, which formally began in the month of April 2020, primarily consist of three-month or six-month deferrals of interest and/or principal payments. The table below presents the loans with payment deferrals as of September 30, 2020:

	September 30, 2020
	Number of Loans	Balance(1)
(Dollars in thousands)
One-to-four family residential, including condominium and cooperative apartment	9	$8,765
Multifamily residential and residential mixed-use real estate	50	237,872
Commercial real estate and commercial mixed-use	28	75,440
C&I	3	12,257
Total	90	$334,334

(1) Amount excludes net deferred costs due to immateriality.

As outlined in the CARES Act, these deferrals are not considered troubled debt restructurings. These loans will continue to accrue interest and will not be considered past due so long as any required payments are made in accordance with the deferral terms. As of September 30, 2020, the risk-ratings on COVID-19 loan deferrals had not been changed. The loans will be subject to the Bank’s normal credit monitoring. The collectability of accrued interest will be evaluated on a periodic basis.

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

Non-accrual Loans

Within the Bank's held-for-investment loan portfolio (excluding other loans), seventeen non-accrual loans totaled $12.4 million at September 30, 2020, and eleven non-accrual loans totaled $11.1 million at December 31, 2019.  During the nine months ended September 30, 2020, ten loans totaling $11.6 million were placed on non-accrual status, three of which totaling $10.0 million were sold, and one was paid off for $0.2 million. Principal amortization of $0.05 million was recognized on five non-accrual loans. There were no changes on the remaining six non-accrual loans during the nine-month period ended September 30, 2020.

Impaired Loans

The recorded investment in loans deemed impaired (as defined in Note 7 to the unaudited condensed consolidated financial statements) totaled $11.5 million, consisting of seven loans, at September 30, 2020, compared to $10.3 million, consisting of four loans, at December 31, 2019.  During the nine months ended September 30, 2020, seven loans totaling $11.5 million were added to impaired status, three of which totaling $10.0 million were sold, and one loan was paid off of $0.2 million. Principal amortization of $0.02 million was recognized on one impaired loan.  There were no changes on the remaining impaired loans during the nine-month period ended September 30, 2020.

The following is a reconciliation of non-accrual and impaired loans as of the dates indicated:

	September 30, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Non-accrual loans (1):
One-to-four family residential, including condominium and cooperative apartment	$867	$794	$1,161
Multifamily residential and residential mixed-use real estate	1,213	153	153
Commercial real estate and commercial mixed-use	47	60	63
C&I	10,287	10,082	15,000
Other	10	2	1
Total non-accrual loans	12,424	11,091	16,378
Non-accrual one-to-four family residential and other loans deemed homogeneous loans	(877)	(796)	(1,162)
TDRs:
One-to-four family residential, including condominium and cooperative apartment	—	—	9
Multifamily residential and residential mixed-use real estate	—	—	—
Commercial real estate and commercial mixed-use	—	—	—
Total TDRs	—	—	9
Impaired loans	$11,547	$10,295	$15,225
Ratios:
Total non-accrual loans to total loans	0.22%	0.21%	0.30%
Total non-performing assets to total assets(2)	0.19	0.17	0.25

(1)	There were no non-accruing TDRs for the periods indicated.
(2)	Non-performing assets includes non-accrual loans.

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

In instances in which the interest rate has been reduced, management would not deem the modification a TDR in the event that the reduction in interest rate reflected either a general decline in market interest rates or an effort to maintain a relationship with a borrower who could readily obtain funds from other sources at the current market interest rate, and the terms of the restructured loan are comparable to the terms offered by the Bank to non-troubled debtors.  The Bank did not modify any loans in a manner that met the criteria for a TDR during the nine months ended September 30, 2020 or 2019.

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

The Bank had no OREO properties at September 30, 2020 or December 31, 2019. The Bank did not recognize any provisions for losses on OREO properties during the three or nine months ended September 30, 2020 or 2019.

Other Potential Problem Loans

Accruing Loans 90 Days or More Past Due

The Bank continued accruing interest on four loans with an aggregate outstanding balance of $1.9 million at September 30, 2020, and two loans with an aggregate outstanding balance of $1.5 million at December 31, 2019, all of which were 90 days or more past due on their respective contractual maturity dates. These loans continued to make monthly payments consistent with their initial contractual amortization schedule exclusive of the balloon payments due at maturity. These loans were well secured and were expected to be refinanced, and, therefore, remained on accrual status and were deemed performing assets at the dates indicated above.

Loans Delinquent 30 to 89 Days

The Bank had loans totaling $16.8 million that were delinquent between 30 and 89 days at September 30, 2020 and $0.6 million at December 31, 2019. The 30 to 89 day delinquency levels fluctuate monthly, and are generally considered a less accurate indicator of near-term credit quality trends than non-accrual loans.

Reserve for Loan Commitments

The Bank maintains a reserve associated with unfunded loan commitments accepted by the borrower. The amount of reserve was $0.03 million at both September 30, 2020 and December 31, 2019. This reserve is determined based upon the outstanding volume of loan commitments at each period end.  Any increases or reductions in this reserve are recognized in periodic non-interest expense.

Allowance for Loan Losses

Under Section 4014 of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), financial institutions had the option to delay the adoption of the Current Expected Credit Loss (“CECL”) framework until the earlier of December 31, 2020 or when the national emergency is lifted. The Bank has elected to defer adoption of CECL and is utilizing the incurred loss framework as of September 30, 2020. The Bank's election to defer adoption of CECL was primarily due to the uncertainty around forecasting the economic variables used to calculate the expected lifetime loan losses, due to the ongoing and dynamic nature of the COVID-19 pandemic.

Upon adoption, the Bank will recognize the adoption impact as of January 1, 2020 through the balance sheet as an adjustment through equity.  In the period of adoption, any adjustments related to the period end CECL estimate will be adjusted through the income statement.

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

The methodology utilized to determine the Company's allowance for loan losses on real estate, C&I, and consumer loans, along with periodic associated activity, remained constant during the periods presented below.  The following is a summary of the components of the allowance for loan losses as of the following dates:

	September 30, 2020	December 31, 2019	September 30, 2019
	(Dollars in Thousands)
Impaired loans	$10,184	$10,082	$7,500
Non-impaired loans:
Real estate loans	35,081	15,555	16,010
C&I loans	3,211	2,788	3,768
Consumer loans	16	16	16
Total	$48,492	$28,441	$27,294

A provision of $5.9 million and $11.2 million were recorded during the three month periods ended September 30, 2020 and 2019, respectively. A provision of $20.0 million and $11.1 million were recorded during the nine month periods ended September 30, 2020 and 2019, respectively.

During the three-month and nine-month periods ended September 30, 2020, the loan loss provision was driven mainly by an increase in the general allowance for loan losses due to the adjustment of qualitative factors to account for the effects of the COVID-19 pandemic and related economic disruption. It is difficult to predict what effects the pandemic will have on our probable incurred loss framework in the future.  The pandemic and related local and national economic disruption may, among other effects, result in increased levels of allowance for loan losses.

During the three and nine month periods ended September 30, 2019, the loan loss provision was driven mainly by a $5.0 million charge-off and a $7.5 million specific reserve both related to a single $20.0 million C&I relationship.

For a further discussion of the allowance for loan losses and related activity during the three-month and nine-month periods ended September 30, 2020 and 2019, and as of December 31, 2019, please see Note 7 to the condensed consolidated financial statements.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Assets.  Assets totaled $6.62 billion at September 30, 2020, $264.9 million above their level at December 31, 2019, primarily due to an increase in the loan portfolio of $216.9 million, an increase in BOLI of $40.8 million due to additional purchases, an increase in derivative assets of $17.4 million, an increase in accrued interest receivable of $14.9 million, and an increase in other assets of $9.3 million, offset by a decrease in securities of $25.4 million.

Total loans increased $216.9 million during the nine months ended September 30, 2020. During the period, the Bank had originations of $1.10 billion and purchases of $18.9 million, which exceeded the $794.4 million of aggregate amortization on loans (also including refinancing of existing loans) and sales of $71.5 million. Additionally, the allowance for loan losses increased by $20.0 million during the nine months ended September 30, 2020.

The $17.4 million increase in derivative assets was primarily due to the freestanding derivative asset with borrowers related to loan swaps as a result of the 56 interest rate swap and floor transactions during the period and the interest rate environment at September 30, 2020.  The $14.9 million increase in accrued interest receivables was primarily due to COVID-19 related payment deferrals of interest on loans.

Liabilities.  Total liabilities increased $167.5 million during the nine months ended September 30, 2020, primarily due to an increase of $89.9 million in deposits, an increase of $43.1 million in escrows and other deposits, an increase of $36.2 million in FHLBNY advances, and an increase of $38.9 million in derivative liabilities, offset by a decrease of $40.0 million in other borrowings.

The increase of $38.9 million in derivative liabilities was primarily the result of an increase of $20.4 million in the interest rate derivative liability related to FHLBNY advances, primarily due to 14 interest rate swap transactions during the period, and a $18.5 million increase in the freestanding derivative liability with counterparties related to loan swaps, which was primarily the result of 56 interest rate swap and floor transactions during the period.  The interest rate environment as of September 30, 2020 also contributed to the increase.

Stockholders' Equity.  Stockholders' equity increased $97.4 million during the nine months ended September 30, 2020, due primarily to the issuance of $116.6 million of preferred stock and net income of $37.2 million, offset by $14.2 million in cash dividends paid on common stock and $3.0 million in cash dividends paid on preferred stock during the period, $35.4 million for the repurchase of Company common stock, and other comprehensive loss, net of tax, of $5.6 million.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General.  Net income was $15.9 million during the three months ended September 30, 2020, higher than $4.7 million for the three months ended September 30, 2019.  During the three months ended September 30, 2020, net interest income increased by $8.7 million, non-interest income increased by $2.8 million, non-interest expense increased by $2.1 million, income tax expense increased by $3.6 million and the loan loss provision decreased by $5.3 million, compared to the three months ended September 30, 2019.  Please see "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" for a discussion of the increase in the loan loss provision for the period ended September 30, 2020.

Net Interest Income.  The discussion of net interest income for the three months ended September 30, 2020 and 2019 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$4,874,780	$47,482	3.90%	$5,188,967	$50,732	3.91%
C&I loans	643,383	5,752	3.58	312,472	4,442	5.69
Other loans	1,444	11	3.16	1,794	18	4.01
MBS and CMO securities	435,920	2,707	2.48	432,071	2,973	2.75
Investment securities	78,405	715	3.65	74,349	626	3.37
Other short-term investments	130,520	729	2.23	181,646	1,488	3.28
Total interest-earning assets	6,164,452	57,396	3.72%	6,191,299	60,279	3.89%
Non-interest earning assets	327,721			255,083
Total assets	$6,492,173			$6,446,382

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$241,248	$186	0.31%	$125,310	$56	0.18%
Money Market accounts	1,696,297	1,858	0.44	1,845,594	6,883	1.48
Savings accounts	405,582	170	0.17	341,170	158	0.18
CDs	1,425,083	4,458	1.24	1,674,478	9,485	2.25
Total interest-bearing deposits	3,768,210	6,672	0.70	3,986,552	16,582	1.65
FHLBNY Advances	1,040,127	4,448	1.70	1,127,379	6,159	2.17
Subordinated notes	113,992	1,330	4.64	113,845	1,330	4.64
Other borrowings	5,283	2	0.12	2,337	12	1.99
Borrowed funds	1,159,402	5,780	1.98	1,243,561	7,501	2.39
Total interest-bearing liabilities	4,927,612	12,452	1.01%	5,230,113	24,083	1.83%
Non-interest-bearing checking accounts	652,880			429,591
Other non-interest-bearing liabilities	223,285			176,191
Total liabilities	5,803,777			5,835,895
Stockholders' equity	688,396			610,487
Total liabilities and stockholders' equity	$6,492,173			$6,446,382
Net interest income		$44,944			$36,196
Net interest spread			2.72%			2.07%
Net interest-earning assets	$1,236,839			$961,186
Net interest margin			2.92%			2.34%
Ratio of interest-earning assets to interest-bearing liabilities			125.10%			118.38%

Deposits	$4,421,090	$6,672	0.60%	$4,416,143	$16,582	1.49%

Rate/Volume Analysis

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$(3,096)	$(154)	$(3,250)
C&I loans	3,831	(2,521)	1,310
Other loans	(3)	(3)	(6)
MBS and CMO securities	26	(292)	(266)
Investment securities	36	54	90
Other	(351)	(409)	(760)
Total	$443	$(3,325)	$(2,882)

Interest-bearing liabilities:
Interest-bearing checking accounts	$70	$61	$131
Money market accounts	(378)	(4,648)	(5,026)
Savings accounts	26	(13)	13
CDs	(1,093)	(3,934)	(5,027)
FHLBNY Advances	(427)	(1,284)	(1,711)
Subordinated notes	1	(1)	—
Other borrowings	8	(18)	(10)
Total	$(1,793)	$(9,837)	$(11,630)
Net change in net interest income	$2,236	$6,512	$8,748

Net interest income was $44.9 million during the three months ended September 30, 2020, an increase of $8.7 million from the three months ended September 30, 2019.  Average interest-earning assets were $6.16 billion for the three months ended September 30, 2020, a decrease of $26.8 million from $6.19 billion for the three months ended September 30, 2019. Net interest margin (“NIM”) was 2.92% during the three months ended September 30, 2020, up from 2.34% during the three months ended September 30, 2019.

Interest Income.  Interest income was $57.4 million during the three months ended September 30, 2020, a decrease of $2.9 million from the three months ended September 30, 2019, primarily reflecting decreases in interest income of $3.3 million on real estate loans, and $0.8 million on other interest-bearing assets, offset by an increase in interest income of $1.3 million on C&I loans. The decreased interest income on real estate loans was related to a reduction of $314.2 million in the average balance of such loans in the period and a 1 basis point decrease in the yield.  The decreased interest income on other interest-bearing assets was due to a decrease in the target Federal funds rate versus the year-ago time period.  The increased interest income on C&I loans was due to an increase of $330.9 million in the average balance of such loans during the period, reflecting the Bank's participation in the SBA PPP loan program.  The SBA PPP loans negatively impacted the yield on C&I loans as SBA PPP loans have a weighted average rate of 1.0%.

Interest Expense.  Interest expense decreased $11.6 million, to $12.5 million, during the three months ended September 30, 2020, from $24.1 million during the three months ended September 30, 2019. The decreased interest expense was mainly attributable to a reduction in interest rates offered on money market products as well as a decrease in average balances of $149.3 million, a reduction in interest rates offered on CDs as well as a decrease in average balances of $249.4 million in CD products, and a decrease in average balances of $87.3 million in FHLBNY advances.

Provision for Loan Losses. The Company recognized a provision for loan losses of $5.9 million during the three months ended September 30, 2020, compared to a provision of $11.2 million for the three months ended September 30, 2019.  Please see "Part I - Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" for a discussion of the decrease in the loan loss provision for the period ended September 30, 2020.

Non-Interest Income.  Non-interest income was $6.1 million during the three months ended September 30, 2020, an increase of $2.8 million from $3.4 million during the three months ended September 30, 2019, primarily due to an increase of $1.3 million of loan level derivative income, and an increase of $1.0 million in gains on sale of loans for the three months ended September 30, 2020.

Non-Interest Expense.  Non-interest expense was $24.9 million during the three months ended September 30, 2020, an increase of $2.1 million from $22.8 million during the three months ended September 30, 2019, primarily the result of increase in salaries and employee benefit expense of $0.6 million, FDIC premiums of $1.3 million, and merger related expenses of $0.8 million. These increases in non-interest expense were partially offset by a decrease in other non-interest expense of $0.8 million. During the three month period ended September 30, 2019, the Bank received notice that the FDIC’s Deposit Insurance Fund Reserve Ratio reached a pre-determined threshold, and as a result, an assessment credit from the FDIC totaling $0.5 million was recorded. In addition, no FDIC insurance premium expense was recognized for the three month period ended September 30, 2019.

Non-interest expense was 1.53% and 1.41% of average assets during the three-month periods ended September 30, 2020 and 2019, respectively.

Income Tax Expense.   Income tax expense was $4.4 million during the three months ended September 30, 2020, an increase of $3.6 million from $0.9 million during the three months ended September 30, 2019.  The Company's consolidated tax rate was 21.9% during the three months ended September 30, 2020, compared to 15.3% during the three months ended September 30, 2019.  The higher tax rate for the three months ended September 30, 2020 was primarily the result of higher pre-tax income during the period.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General.  Net income was $37.2 million during the nine months ended September 30, 2020, an increase of $8.0 million from net income of $29.2 million during the nine months ended September 30, 2019.  During the nine months ended September 30, 2020, net interest income increased by $21.0 million and non-interest income increased by $10.2 million. This was offset by an increase in the provision of $8.9 million, non-interest expense of $13.1 million, and income tax expense of $1.2 million.

Net Interest Income.  The discussion of net interest income for the nine months ended September 30, 2020 and 2019 should be read in conjunction with the following tables, which set forth certain information related to the consolidated statements of income for those periods, and which also present the average yield on assets and average cost of liabilities for the periods indicated.  The average yields and costs were derived by dividing income or expense by the average balance of their related assets or liabilities during the periods represented. Average balances were derived from average daily balances. The yields include fees that are considered adjustments to yields.

Analysis of Net Interest Income

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:	(Dollars in Thousands)
Interest-earning assets:
Real estate loans	$4,898,959	$146,657	3.99%	$5,195,438	$150,720	3.87%
C&I loans	497,214	14,868	3.99	283,527	12,012	5.65
Other loans	1,253	39	4.12	1,365	54	5.27
MBS and CMO	463,681	9,076	2.61	439,920	9,131	2.77
Investment securities	63,594	1,718	3.60	62,005	1,616	3.47
Other	144,414	2,577	2.38	163,446	4,392	3.59
Total interest-earning assets	6,069,115	174,935	3.84%	6,145,701	$177,925	3.86%
Non-interest earning assets	294,653			254,951
Total assets	$6,363,768			$6,400,652

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$207,779	$486	0.31%	$121,865	$169	0.19%
Money Market accounts	1,644,679	7,938	0.64	1,928,042	21,920	1.52
Savings accounts	397,941	842	0.28	333,381	248	0.10
CDs	1,507,442	19,032	1.69	1,578,922	25,533	2.16
Total interest-bearing deposits	3,757,841	28,298	1.01	3,962,210	47,870	1.62
FHLBNY advances	1,029,485	13,580	1.76	1,094,663	17,872	2.18
Subordinated notes	113,955	3,991	4.68	113,808	3,991	4.69
Other borrowings	5,971	42	0.95	8,615	167	2.60
Borrowed funds	1,149,411	17,613	2.05	1,217,036	22,031	2.42
Total interest-bearing liabilities	4,907,252	45,911	1.25%	5,179,246	$69,901	1.80%
Non-interest-bearing checking accounts	579,753			416,519
Other non-interest-bearing liabilities	222,659			19,769
Total liabilities	5,709,664			5,793,414
Stockholders' equity	654,104			607,238
Total liabilities and stockholders' equity	$6,363,768			$6,400,652
Net interest income		$129,024			$108,024
Net interest spread			2.59%			2.05%
Net interest-earning assets	$1,161,863			$966,455
Net interest margin			2.83%			2.34%
Ratio of interest-earning assets to interest-bearing liabilities			123.68%			118.70%

Deposits	$4,337,594	$28,298	0.87%	$4,378,729	$47,870	1.46%

Rate/Volume Analysis

	Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 Increase/ (Decrease) Due to:
	Volume	Rate	Total
	(Dollars In thousands)
Interest-earning assets:
Real estate loans	$8,670	$4,606	$(4,063)
C&I loans	7,718	(4,864)	2,856
Other loans	(4)	(13)	(15)
MBS and CMO	483	(538)	(55)
Investment securities	42	59	102
Other	(422)	(1,394)	(1,815)
Total	$(853)	$(2,144)	$(2,990)

Interest-bearing liabilities:
Interest-bearing checking accounts	$164	$154	$317
Money market accounts	(2,253)	(11,730)	(13,982)
Savings accounts	97	498	595
CDs	(1,050)	(5,451)	(6,501)
FHLBNY advances	(958)	(3,335)	(4,293)
Subordinated notes	7	(7)	—
Other borrowings	(35)	(90)	(125)
Total	$(4,028)	$(19,961)	$(23,989)
Net change in net interest income	$3,175	$17,817	$20,999

Net Interest Income.  Net interest income was $129.0 million during the nine months ended September 30, 2020, an increase of $21.0 million from $108.0 million during the nine months ended September 30, 2019.  Average interest-earning assets were $6.07 billion for the nine months ended September 30, 2020, a decrease of $76.6 million compared to $6.15 billion for the nine months ended September 30, 2019. Net interest margin was 2.83% during the nine months ended September 30, 2020, up from 2.34% during the nine months ended September 30, 2019.

Interest Income.  Interest income was $174.9 million during the nine months ended September 30, 2020, a decrease of $3.0 million from the nine months ended September 30, 2019, primarily reflecting decreases in interest income of $4.1 million on real estate loans and decreases in interest income of $1.8 million on other interest-bearing assets, offset by increased interest income of $2.9 million on C&I loans. The decreased interest income on real estate loans was due to a reduction of $296.5 million in the average balance of such loans in the period, offset by a 12 basis point increase in the yield. The decreased interest income on other interest-bearing assets was due to a decrease in the target Federal funds rate versus the year-ago time period.  The increased interest income on C&I loans was due to growth of $213.7 million in the average balances of C&I loans during the period, reflecting the Bank's participation in the SBA PPP loan program.  The SBA PPP loans negatively impacted the yield on C&I loans as SBA PPP loans have a weighted average rate of 1.0%.

Interest Expense.  Interest expense decreased $24.0 million, to $45.9 million, during the nine months ended September 30, 2020, from $69.9 million during the nine months ended September 30, 2019. The decrease in interest expense was due to decreased rates offered on money market accounts, and a decrease of $283.4 million in the average balances of such accounts, decreased rates offered on CDs and a decrease of $71.5 million of such accounts, and a decrease of $65.2 million in the average balances of FHLBNY advances and a decrease of  42 basis points in the cost of such borrowings.

Provision for Loan Losses. The Company recognized a provision for loan losses of $20.0 million during the nine months ended September 30, 2020, compared to a provision of $11.1 million for the nine months ended September 30, 2019.

Non-Interest Income.  Non-interest income was $18.8 million during the nine months ended September 30, 2020, an increase of $10.2 million from $8.5 million during the nine months ended September 30, 2019, due to increases in gains on the sales of securities by $3.4 million, loan level derivative income by $4.7 million, increase in gains on sale of loans by $0.9 million, and income from BOLI by $1.7 million.

Non-Interest Expense.  Non-interest expense was $80.2 million during the nine months ended September 30, 2020, an increase of $13.1 million from $67.1 million during the nine months ended September 30, 2019, reflecting an increase of $6.2 million in salaries expense, $4.0 million of severance expense related to an organizational restructuring, $1.2 million in FDIC premiums, and $2.4 million of merger related expenses.  The increases in non-interest expense were offset by a decrease in other non-interest expense of $1.4 million. During the nine month period ended September 30, 2019, the Bank received notice that the FDIC's Deposit Insurance Fund Reserve Ratio reached a pre-determined threshold, and as a result, the Bank only recognized FDIC insurance premium expense for the first quarter of 2019 as an assessment credit from the FDIC totaling $0.5 million was recorded for the second quarter of 2019, and no FDIC insurance premium expense was recognized for the third quarter of 2019.

Non-interest expense was 1.68% and 1.40% of average assets during the nine-month periods ended September 30, 2020 and 2019, respectively.

Income Tax Expense.   Income tax expense was $10.3 million during the nine months ended September 30, 2020, an increase of $1.2 million from $9.1 million during the nine months ended September 30, 2019.  The Company's consolidated tax rate was 21.7% during the nine months ended September 30, 2020, a decrease from 23.7% during the nine months ended September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were presented at December 31, 2019 in Item 7A of the Holding Company's Annual Report on Form 10-K, filed with the SEC on March 12, 2020.  The following is an update of the discussion provided therein.

General.  Virtually all of the Company's market risk continues to reside at the Bank level.  The Bank's largest component of market risk remains interest rate risk.  The Company is not subject to foreign currency exchange or commodity price risk.  At September 30, 2020, the Company owned thirteen marketable equity securities carried at a fair value of $5.7 million, in which market value adjustments are recorded through the statement of income.  During the nine months ended September 30, 2020, the Company conducted fifty-six transactions involving derivative instruments requiring bifurcation in order to hedge interest rate or market risk.

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

The analysis that follows presents, as of September 30, 2020 and December 31, 2019, the estimated EVE at both the Pre-Shock Scenario and the +200 Basis Point Rate Shock Scenario. The +200 scenario models the majority of any balance sheet optionality affected by interest rates, which may not be true in the +100 scenario. The analysis additionally presents the percentage change in EVE from the Pre-Shock Scenario to the +200 Basis Point Rate Shock Scenario at both September 30, 2020 and December 31, 2019.

	At September 30, 2020			At December 31, 2019
	EVE	Dollar Change	Percentage Change	EVE	Dollar Change	Percentage Change
Rate Shock Scenario	(Dollars in Thousands)
+ 200 Basis Points	$584,300	$2,256	0.39%	$595,201	$(41,682)	(6.5)%
Pre-Shock Scenario	582,044	—	—	636,883	—	—

The Bank's Pre-Shock Scenario EVE decreased from $636.9 million at December 31, 2019 to $582.0 million at September 30, 2020. The primary factors contributing to the lower EVE at September 30, 2020 were the payments of $30.0 million of dividends from the Bank to the Holding Company and an increase in the value of the Bank's core deposit liability. These factors were partially offset by an increase in the value of the Bank's loan portfolio due to a slightly lower duration.

The Bank's EVE in the +200 basis point Rate Shock Scenario decreased from $595.2 million at December 31, 2019 to $584.3 million at September 30, 2020.

Income Simulation Analysis.  As of the end of each quarterly period, the Bank also monitors the impact of interest rate changes through a net interest income simulation model.  This model estimates the impact of interest rate changes on the Bank's net interest income over forward-looking periods typically not exceeding 36 months (a considerably shorter period than measured through the EVE analysis).  Management reports the net interest income simulation results to the Bank's Board of Directors on a quarterly basis. The following table discloses the estimated changes to the Bank's net interest income over the 12-month period beginning September 30, 2020 assuming gradual changes in interest rates for the given rate scenarios:

Gradual Change in Interest rates of:	Percentage Change in Net Interest Income
+ 200 Basis Points	(1.51)%
+ 100 Basis Points	(0.92)%

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness as of September 30, 2020, of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the Company as appropriate to allow timely decisions regarding required disclosures.

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

In the ordinary course of business, the Company is routinely named as a defendant in or party to various pending or threatened legal actions or proceedings.  Certain of these matters may seek substantial monetary damages.  In the opinion of management, the Company is involved in no actions or proceedings that are likely to have a material adverse impact on its financial condition and results of operations as of September 30, 2020.

Additionally, numerous lawsuits have been filed in federal courts by purported shareholders of the Company alleging the registration statement filed by Bridge Bancorp, Inc. with the SEC on September 14, 2020 contains materially misleading omissions or misrepresentations in violation of Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The plaintiffs generally seek injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses. The Company is reviewing the complaints and has not yet formally responded. Such litigations are common in connection with mergers involving public companies, regardless of any merits related to the underlying transaction. Although the ultimate outcome of these actions cannot be predicted with certainty, the Company believes that the claims asserted against them in these lawsuits are without merit and intend to defend against these actions vigorously.

Item 1A.	Risk Factors

There have been no changes to the risks disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Not applicable.
(b)          Not applicable.
(c)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs (1) (2)
July 2020	29,623	$$13.11	29,623	589,782
August 2020	—	—	—	589,782
September 2020	—	—	—	589,782

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

Exhibit Number

2.1
Agreement and Plan of Merger, dated July 1, 2020, by and between Bridge Bancorp, Inc. and Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed with the SEC on July 2, 2020 (File No. 001-39211))

3.1
Amended and Restated Certificate of Incorporation of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Transition Report on Form 10-K for the transition period ended December 31, 2002, filed with the SEC on March 28, 2003 (File No. 000-27782))

3.2
Amended and Restated Bylaws of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 28, 2018 (File No. 000-27782))

3.3
Certificate of Designations, Preferences and Rights of 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-A Registration of Certain Classes of Securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, filed with the Commission on February 5, 2020 (File No. 333-220175)

4.1
Form of Stock Certificate of Dime Community Bancshares, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on September 28, 1998 (File No. 000-27782))

4.2
Indenture, dated as of September 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 13, 2017 (File No. 000-27782))

4.3
First Supplemental Indenture, dated as of September 13, 2017, by and between Dime Community Bancshares, Inc. and Wilmington Trust, National Association, as Trustee, including the form of 4.50% fixed-to-floating rate subordinated debentures due 2027 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 13, 2017 (File No. 000-27782))

4.4
Specimen Certificate for 5.50% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 8-A Registration of Certain Classes of Securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, filed with the Commission on February 5, 2020 (File No. 333-220175))

10.1
Agreement and General Release between Dime Community Bank and Robert S. Volino (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Commission on July 6, 2020 (File No. 001-39211))

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Financial Condition (Unaudited), (ii) the Consolidated Statements of Income f(Unaudited), (iii) the Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Consolidated Statements of Changes in Stockholders' Equity (Unaudited), (v) the Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements **

104	The cover page from the Dime Community Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dime Community Bancshares, Inc.

Dated: November 6, 2020	By:	/s/ KENNETH J. MAHON
Kenneth J. Mahon
Chief Executive Officer

Dated: November 6, 2020	By:	/s/ AVINASH REDDY
Avinash Reddy
Senior Executive Vice President and Chief Financial Officer